Form 10-K
period 2004-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2005-03-31
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

983 University Avenue, Building A, Los Gatos, CA 95032 (408) 357-6600

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 27,793,764 shares of the Registrant’s common stock issued and outstanding as of March 1, 2005

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

(1) Items 10, 11, 12, and 14 of Part III incorporate information by reference from the definitive proxy statement (the “2005 Proxy Statement”) for the 2005 Annual Meeting of Stockholders.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “will,” variations of such words and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled “Trends, Risks and Uncertainties” and to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems, Inc. (together with its consolidated subsidiaries, “MPS” or the “Company”) is a high performance analog and mixed-signal semiconductor company. We design, develop, and market proprietary, advanced analog and mixed-signal semiconductors for large and high growth markets. Our semiconductors, or integrated circuits (ICs), are used in a variety of electronic products, such as notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants. The Company competes on its ability to offer deep system-level and applications knowledge, strong analog and mixed-signal design expertise, and low cost and high performance products through our proprietary process technology for the design and manufacture of our ICs.

Industry Overview

Semiconductors comprise the basic building blocks of electronic systems and equipment. Within the semiconductor industry, components can be classified as either discrete devices, such as individual transistors, or ICs, in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs can be further divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions on data that is represented by a series of ones and zeroes. Analog ICs, in contrast, handle real world signals such as temperature, pressure, light, sound, or speed. In addition, analog ICs also perform power management functions, such as regulating or converting voltages, for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real world phenomena to digital systems.

Analog and Mixed-Signal Markets.    We focus on the market for ‘high performance’ analog and mixed-signal ICs. ‘High performance’ includes integration of higher levels of functionality into a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC market from digital IC markets. These factors include:

•	Longer product life cycles. Analog ICs generally have longer product life cycles than digital ICs because original equipment manufacturers (OEMs) and original design manufacturers (ODMs) typically design the analog portions of their systems to span multiple generations of their products. This enables manufacturers to avoid changing the analog portions of their systems, as changing analog components may cause unexpected problems with their products’ other components. As a result, the typical life cycle for analog and mixed-signal ICs often exceeds three years and spans over multiple product generations.

•	Relatively stable pricing environment. There are a number of aspects of the analog and mixed-signal IC market that contribute to a more stable pricing environment relative to the market for digital ICs:

•	Market fragmentation. Because of their various applications and functions, analog and mixed-signal ICs have a wide range of operating specifications. Different customers have unique requirements for ICs with respect to resolution, speed, power capabilities, and signal amplitudes. This differentiation results in a higher degree of market fragmentation and tends to limit the number of competitors within a specific product category.

•	Difficult-to-replicate technology. Because each high performance analog and mixed- signal IC incorporates proprietary design and process technology, it is relatively difficult for new market entrants to duplicate the functionality and performance characteristics of a given analog or mixed-signal IC.

•	Relative complexity of design and importance of design engineers. The design of an analog IC generally involves greater variety and less repetition of circuit elements than in a digital IC design. The interaction of analog circuit elements is complex, and their exact placement is critical to the accuracy and performance of an analog IC. Similarly, the process technology used plays an important role in analog IC development. For mixed-signal ICs, additional complexity is encountered, as these devices require the combination of high-speed digital circuits and sensitive analog circuits. Accordingly, more years of experience are required for a designer to develop an aptitude for analog and mixed-signal design versus digital IC design. Accordingly, engineers with these skills are in limited supply.

•

Lower capital requirements.    Digital IC design attempts to minimize device size and maximize speed by increasing circuit densities. The process technologies required for most digital ICs necessitate expensive wafer fabrication equipment, photolithographic masks, and software development tools. In contrast, analog IC design focuses on the precise matching and placement of circuit elements and typically utilizes relatively larger feature sizes, resulting in relatively lower circuit densities. For these reasons, equipment used in the analog and mixed-signal IC manufacturing process does not need to be “leading edge” older equipment, often previously used in digital IC production, is generally sufficient. For analog and mixed-signal IC providers, this typically translates into lower manufacturing costs relative to digital IC production. In addition, given the larger supply of non-leading edge equipment in the semiconductor industry broadly; this results in an increased availability of manufacturing capacity.

•	Diversity of end markets. Analog and mixed-signal ICs are used in virtually every electronic system, such as computers, consumer electronic devices, communications equipment, industrial equipment, and automotive electronics. Because of the varied uses for analog and mixed-signal ICs, analog and mixed-signal IC suppliers often experience greater diversity in their mix of end markets and customers relative to digital IC suppliers, which tends to result in a more stable business model.

Products and Applications

We currently have four standard product families that address multiple applications within the computing, consumer, and communications markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Liquid Crystal Display (LCD) Backlight Inverter ICs.    LCD backlight inverter ICs are used in systems that provide the light source for LCD panels typically found in notebooks, LCD monitors, car navigational systems, and, more recently, LCD televisions. These ICs function by converting low voltage direct current (DC) or battery voltage to high voltage alternating current (AC). We believe our LCD backlight inverter ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now industry standard for these products. We also believe that our LCD backlight inverter ICs are the semiconductor industry’s only backlight inverter ICs with four fully-integrated power devices. This integration reduces the overall size, total solution part count, and cost for our customers. Our LCD product family encompasses all of the products that we formerly referred to as our CCFL product family, as well as other non-CCFL solutions for LCD backlight inverters.

Direct Current (DC) to DC Converter ICs.    DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, home appliances, automobiles, and medical equipment. We believe that our DC to DC converters are differentiated particularly with respect to their high degree of integration and rapid switching speeds. These features are important to our customers as they result in fewer components, smaller form factors, more accurate regulation of voltages, and, ultimately, lower system costs through the elimination of discrete power devices.

Light Emitting Diode (LED) Driver ICs.    LED driver ICs are used in lighting displays and can be used in small, portable devices, such as color cellular handsets, personal digital assistants, global positioning systems, and electronic gaming systems, as well as in emerging applications such as traffic lights and automobile signal lights. We were one of the first companies to offer LED driver ICs with a protection feature that limits damage to a system in the event of a poor connection. We believe that our LED driver ICs are differentiated in the market with respect to their small size, power efficiency, and cost-effectiveness.

Audio Amplifier ICs.    Audio amplifier ICs are used to amplify sound produced by audio processors. We currently offer Class D audio amplifiers, which are well-suited for applications that are particularly sensitive to both size and power efficiency, such as plasma televisions, LCD televisions, and DVD players. With today’s systems becoming smaller and utilizing larger amounts of power, solution sizes and the management of heat dissipation are becoming increasingly important to overall system design. The high degree of power efficiency and small form factor provided by our Class D audio amplifiers allows system vendors to significantly reduce heat dissipation, eliminating the costly and sizable fans and heat sinks traditionally required by audio amplifier ICs. These features enable our customers to achieve their objectives without sacrificing sound quality.

We currently target the computing, consumer electronics, and wireless markets. Of these three markets, the computing market represents the largest portion of our revenues. As we continue to expand our product portfolio and addressable markets, and as other end markets in which we participate continue to grow, we expect that our revenues from the computing market may decline as a percentage of our total revenues over time. The following chart is a brief summary of our portfolio solution for various applications. For each of these applications, we either are currently shipping product or have design wins, which are decisions by OEMs or ODMs to use our ICs:

Application	LCD Backlight Inverter	DC to DC Converter	LED Driver	Audio Amplifier
Computing / Personal Digital Assistant	X	X	X
Desktop Monitors	X	X		X
LCD / Plasma Display TV	X	X		X
Set Top Box		X
Cell Phone / Speakers		X	X	X
Wireless Access Points		X
Infotainment / Global Positioning Systems	X	X	X
DVD Players	X	X		X
Hard Disk Drives / Networked Attached Storage Drives		X

Customers, Sales, and Marketing

We market our products through distribution arrangements and through our direct sales organization to OEMs, ODMs, and electronic manufacturing service providers. ODMs typically design and manufacture electronic products on behalf of OEMs, and electronic manufacturing service providers typically provide manufacturing services for OEMs and other electronic product suppliers. In 2004, our largest direct customers were Asian Information Technology (AIT) and Uppertech, accounting for 28% and 21% of our net revenues, respectively. Our current distribution agreements with AIT and Uppertech provide that each distributor shall each have the non-exclusive right to sell, and each agrees to use its best efforts to promote and develop a market for, our products in China, Taiwan, and Hong Kong, that each agreement may be terminated by either us or the distributor on three months’ notice, and that payment shall occur within 30 days from the end of the month in which we deliver the product. Neither agreement includes price protection provisions. Original design manufacturers, electronic manufacturing service providers, and other third parties under distribution arrangements are not end customers, but rather serve as a channel to many end users of our products, while other end users of our products purchase from us directly.

We have sales offices located in the United States, Taiwan, China, and Korea. Because our products typically require a highly technical sales effort, we are planning to expand our base of sales and applications support personnel worldwide. For example, in 2005, we expect to expand or complete the opening of additional sales offices in the United States, Japan and Europe. Information about our revenues and long-lived assets in different geographic regions of the world is provided in Note 15 to the financial statements.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 98.9% of our revenues in 2004 were attributable to direct or indirect sales to customers who manufacture their products in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

We generally warrant our products for 90 days from shipment and for longer periods in certain cases. Historical warranty expense as a percentage of revenues has been negligible.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Our backlog at December 31, 2004 was $8.6 million. As order lead times may vary and as industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not necessarily a good indicator of future sales, and our quarterly revenues also depend on orders booked and shipped in that quarter. Because our manufacturing lead times are generally 6 to 14 weeks, we often must build in advance of customer orders. This subjects us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory. If we have excess inventory we would expect to either sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

Research and Development

We have assembled a qualified team of engineers with core competencies in analog and mixed-signal design expertise. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. Examples of our intellectual property and know-how include the development of high efficiency power devices, the design of precision analog circuits, and expertise in mixed-signal integration.

Our research and development efforts are generally targeted at three areas: system architectures, circuit design and implementation, and process technology. In the area of system architectures, we are exploring new ways of solving our customers’ system design challenges and are investing in the development of systems expertise in new markets and applications that align well with our core capabilities. In the area of circuit design and implementation, our initiatives include expanding our portfolio of products, developing more standard cells and libraries, improving our device structures, and adding new features to our products. For example, we are currently working to expand our product portfolio into new products areas such as operational amplifiers.

We have developed a proprietary process technology that is applicable across a wide range of analog and mixed-signal products. We intend to continue to invest in our process technology to further refine this technology with respect to overall chip size and power handling capabilities. As appropriate, in the future we may also expand our base of process technologies, but only if these technologies are cost-effective and enable us to further expand our product offerings beyond what is currently achievable.

Research and development expenses were approximately $7.7 million, $5.5 million, and $4.5 million in fiscal years 2004, 2003, and 2002, respectively, which excludes stock-based compensation of $5.1 million, $1.0 million and $6,900, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies for manufacturing our products. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of March 1, 2005, we have 13 issued United States and foreign patents and 61 United States and foreign applications on file. Our patents are material to our business, but we do not rely on any one particular patent for our success. Our issued U.S. patents are due to expire between 2018 and 2023. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not to date registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2, Linear, Microsemi, and Micrel. For a more complete description of our legal matters, please read “Legal Proceedings” beginning on page 25. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. Further, we have agreed to indemnify our customers and supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our integrated circuits. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies which utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technology and collaborate with our foundry partners to install our technology on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields for our integrated circuits.

We currently contract with Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”) to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped either to third party subcontractors or to our facilities in Los Gatos, California for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in Malaysia, China, and Thailand. The assembled ICs are then forwarded for final testing, primarily at our Los Gatos facilities, prior to shipping to our customers.

We have signed an agreement with a Chinese local authority to establish a facility in China, initially for the testing of our ICs. Pursuant to the agreement, we have agreed to contribute capital (in the form of cash, in-kind assets, and/or intellectual property) of at least $5 million to a wholly owned Chinese subsidiary as the registered capital of the subsidiary. Pursuant to the agreement, the local authorities have agreed to pay for, design, and build our plant and related infrastructure based on our specifications. We have agreed to buy the plant five years after completion for the actual cost of construction, which is anticipated to be under $1 million. We expect the facility to become operational in the fourth quarter of 2005, at which point we hope to realize several improvements in our business model. In the near term, we expect to experience an immediate reduction in testing and shipping costs, due to lower labor and facility costs and significantly shorter transportation distances. In the intermediate to long term, we hope to expand our product testing capabilities in our China facility and be positioned to be able to take advantage of the rich pool of local engineering talent to expand our manufacturing support operations.

Key Personnel and Employees

The Company’s performance is substantially dependent on the performance of its executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater aptitude for analog and mixed-signal design. Engineers with such skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. The success of the Company depends on its ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. As of December 31, 2004, we had 154 employees located in the United States, Taiwan, China, and Korea. Of these employees, approximately 40% were involved in research and development.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Micrel Incorporated, Microsemi Corporation, National Semiconductor Corporation, O2 Micro International, Semtech Corporation, STMicroelectronic, and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than competitive products. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Trends, Risks and Uncertainties

Our business is inherently risky. You should carefully consider the risks described below, together with all of the other information in this annual report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of December 31, 2004, we had an accumulated deficit of $20.7 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unsuccessful in our current lawsuits with O2 Micro International Limited in either the U.S. or in Taiwan, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues in the LCD backlight product family to decline significantly and severely harm our business and operating results.

This risk factor only summarizes the various legal proceedings and related events. We strongly advise you to read “Legal Proceedings” beginning on page 25 for a more detailed description.

We are engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited. We refer to O2 Micro and O2 Micro International together as O2. These proceedings involve various claims and counterclaims in the United States and Taiwan by O2 and us alleging, among other things, patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter ICs, which are part of our LCD backlight inverter product family. O2 has obtained an injunction in Taiwan prohibiting us from manufacturing, designing, displaying, importing, or selling two of our most significant products in Taiwan, either directly or through a third party acting at our request. The patent dispute in both the United States and the Taiwanese litigation involves issues that could affect all of our CCFL backlight inverter products used in the United States and Taiwan. O2 has also taken legal action against our wafer manufacturer and some of our customers and users of our products in the United States and Taiwan. If we are not successful in our litigation with O2, we could be ordered to pay monetary fines and/or damages to O2 and/or our customers if we are found to be in violation of the Taiwan injunction or liable to O2 on its claims against us. We could also be prevented from selling many of our products, either into Taiwan, directly or through the distribution arrangements we currently employ, or in the U.S. Because we have agreed to indemnify certain of our customers and manufacturer against patent infringement claims, and we are currently defending our manufacturer and one of our customers against claim by O2, we could be liable to our manufacturer or customers who have purchased our products and whom we have indemnified against liability for damages arising from claims by O2 or others that our products infringe patents of O2 or others. Our customers and end-users of our products could decide not to use our products, or our wafer manufacturer could decide to reduce or eliminate its manufacturing of the related LCD backlight inverter product family, in an attempt to avoid litigation with O2, or our products, or their accounts payable to us, could be seized from them.

A significant portion of our expected future revenues over the next several years is expected to come from users of our LCD backlight product family in Taiwan. Any of the outcomes described above would have a material and adverse effect on our results of operations for one or more quarters, and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations. Depending on the scope and severity of those claims, any injunctions that may be issued against us, or fines and/or damages that we may to pay, could have a material and adverse effect on our business and results of operations.

If we are unsuccessful in our current patent infringement lawsuits with Linear Technology Corporation, Microsemi Corporation, or Micrel, Incorporated, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues to decline significantly and severely harm our business and operating results.

This risk factor only summarizes the various legal proceedings and related events. We strongly advise you to read “Legal Proceedings” beginning on page 25 for a more detailed description.

In July 2004, Linear Technology Corporation (“Linear”) filed a complaint with the U.S. International Trade Commission (ITC) alleging that two of our products, the MP1556 (a product within our DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear has subsequently supplemented its infringement allegations to include certain additional products and products under development. Linear’s complaint requests that the ITC issue an exclusion order and a cease and desist order that would prevent products utilizing the circuitry in question from being imported into the U.S. Sales of our products identified by Linear in its complaint accounted for less than 2% of our revenues for 2004. However, if Linear successfully adds other products to its complaint, then the potential financial impact on the Company could be much greater. Our DC to DC converter products are expected to account for a significant portion of our future revenues over the next several years.

In October 2004, Microsemi Corporation (“Microsemi”) sued us in the United States District Court for the Central District of California, alleging that our products infringe four of its patents. Microsemi’s complaint does not identify which claims in the four patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. We have filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid Based upon the description of the technology contained in Microsemi’s complaint and responses to our discovery requests, we understand that Microsemi will contend that one or more of our CCFL backlight inverter products infringes its patents. The complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

In November 2004, Micrel, Incorporated (“Micrel”) sued us in the United States District Court for the Northern District of California alleging that our products infringe two of its patents. Michael Hsing, our Chief Executive Officer, and another of our employees are named inventors on both of Micrel’s patents and Jim Moyer, our Chief Design Engineer, is a named inventor on one of them. Micrel’s complaint does not identify which claims in the two patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. However, because Micrel’s patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device, all of our products could potentially be implicated. Micrel’s complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

If we do not prevail in the Linear litigation, the Microsemi litigation, or the Micrel litigation, we could be enjoined from selling one or more of our products into the U.S., either directly or indirectly.

Because many of our products are sold indirectly by our customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. In addition, if we do not prevail in the Microsemi or Micrel litigation, we could be ordered to pay monetary damages to Microsemi and/or Micrel. We could also be liable to customers who have purchased our products and whom we have indemnified against liability for damages arising from claims that our products infringe the intellectual property rights of others. Even if we are ultimately successful in the litigation with Linear, Microsemi, and Micrel, we could lose customers in the interim due to the surrounding uncertainty. Any of these results would have a material and adverse effect on our results of operations for one or more quarters, and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations.

Given our inability to control the timing and nature of significant events in our litigations, our legal expenses are difficult to forecast, and may vary substantially from our predictions with respect to any given quarter.

As described in “Management’s Discussion of Financial Condition and Results of Operations— Overview—Patent Litigation,” until our litigations with O2, Linear, Microsemi, and Micrel are resolved we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by O2, Linear, Microsemi, or Micrel. Consequently, we may find it difficult to predict the legal expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. It is likely that these expenses will increase leading up to and during our O2 trial scheduled for May 2005, the O2-Sumida trial scheduled for June, 2005, and Linear trial scheduled for June 2005. Interim developments in these lawsuits may also contribute to increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail. In addition, along with the claims asserted by O2, Linear, Microsemi, and Micrel, these or other third parties could assert that these or other of our products infringe their intellectual property rights, which could result in restrictions or prohibitions on the sale of our products and/or cause us to pay license fees and damages.

Interim developments in our various legal proceedings may contribute to increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail in the litigations.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Linear, Microsemi, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Such litigation is very costly and may divert our management’s resources. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business suffers. For example, we spent $7.8 million, or 16.5% of revenue in 2004, on patent litigation expenses, and we expect patent litigation expenses to increase in absolute dollars in 2005. Further, we have agreed to indemnify our customers and supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling some or potentially all of our products, or could be required to indemnify our customers or pay royalties or other damages to third parties. If we were unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our products so that they did not infringe or stop selling the infringing products, which could have a material adverse effect on our operating results, financial condition, and cash flows.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our CCFL backlight inverter product family (which are now part of our LCD backlight inverter product family) and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in relatively a short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004. However, we do not expect similar revenue growth or market share gains in the future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

Due to our limited operating history, we may have difficulty both in accurately predicting our future revenues and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenues until 2000. As a result, we have only a short history from which to predict future revenues. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors which are beyond our control, reduces our ability to accurately forecast quarterly or annual revenues. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenues do not increase as anticipated, significant losses could result due to our higher expense levels.

We expect our operating results to fluctuate from quarter to quarter and year to year, which may make it difficult to predict our future performance and could cause our stock price to decline.

Our revenues, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter to quarter and year to year in the future due to a number of factors, many of which are beyond our control. For example, our revenues for the first quarter of each year tend to be significantly less than the revenues for the last quarter of the previous year. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments in our litigation matters with O2, Linear, Microsemi, Micrel and any future litigation and the related expenses;

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory level and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate supply commitments from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are used; and

•	movements in exchange rates, interest rates, or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

The highly cyclical nature of the semiconductor industry, which has produced significant and sometimes prolonged downturns, could materially adversely affect our operating results, financial condition, and cash flows.

The semiconductor industry has historically been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand, production capacity and rapid erosion of average selling prices. Although the semiconductor industry has recently experienced strong demand, the industry may experience severe or prolonged downturns in the future, which could result in pricing pressure on our products as well as lower demand for our products. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially adversely affect our operating results, financial condition, and cash flows.

If demand for our products declines in the major end markets that we serve, our revenues will decrease.

We believe that applications of our products in the computer, consumer electronics and wireless markets will continue to account for a majority of our revenues. In addition, within these markets we are dependent upon a small number of products. We are particularly dependent on the computing market, including notebook and flat panel monitor applications, and we expect that a significant level of our revenues and operating results will continue to be dependent upon notebook and flat panel monitor applications for at least the near term. If demand for our products declines in the major end markets that we serve, our revenues will decrease.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

In addition, in 2003, CTP, Yosun, and Ambit/Unique Logistics, third parties with whom we currently have or formerly had distribution arrangements accounted for 30%, 16%, and 14% of our revenues, respectively. We terminated our distribution arrangement with CTP in March 2004, and entered into expanded distribution agreements with Asian Information Technology, or AIT, and Uppertech. In 2004, AIT, Uppertech, and Yosun, each of which is a distributor, accounted for 28%, 21%, and 9% of our revenues, respectively. Any future termination or loss of a distribution arrangement could reduce customers’ willingness or ability to purchase our products and could thereby reduce our revenues and adversely affect our future operating results.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenues and adversely affect our operations and financial condition. For example, revenues from our audio amplifier product family declined from 14.0% of total revenues in 2002 to 1.3% of total revenues in 2003. The decline was due to the loss of one major customer who placed a large non-recurring order in the third and fourth quarters of 2002.

Moreover, we believe a high percentage of our products are eventually sold to a small number of end customer original equipment manufacturers, or OEMs, such as Dell, Hewlett-Packard, IBM, and Sony. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or original design manufacturers to use our products, we do not have agreements with any of these end customers, formal or informal. Therefore, there can be no assurance that they will continue to choose to incorporate our ICs into their products. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to OEMs, or that the OEMs will be successful in selling products which incorporate our ICs.

We have recently had to improve our internal accounting systems and controls, and if we fail to make continued improvements, our business may suffer.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As we have been an early stage private company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. As a result, when our auditors audited our financial statements as of and for the year ended December 31, 2003, they identified in their report to our audit committee three significant deficiencies in our internal accounting controls. Two of these significant deficiencies rose to the level of “material weaknesses,” while the third was considered a “reportable condition.” The two material weaknesses were that (i) we lacked certain formalized accounting policies and procedures, including written procedures for the monthly, quarterly, and annual “closing” of our financial books and records and (ii) we lacked sufficient staff in our accounting and information technology departments. The reportable condition was that our accounting personnel lacked adequate training on our enterprise resource planning system. The report also contained other observations and recommendations, none of which rose to the level of a “reportable condition.” Following our receipt of this report, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff, training our new and existing staff, and establishing monthly, quarterly, and annual closing procedures.

We believe that we have remediated the material weaknesses and reportable conditions in our internal controls, as identified by our auditors in connection with our fiscal 2003 financial statements. At the direction of our audit committee, we engaged our external auditors to audit our financial statements for the quarter ended March 31, 2004. In their report to the audit committee following this audit, the material weaknesses and reportable condition previously identified were no longer reported; however, other matters that did not constitute material weaknesses or reportable conditions were identified. These other matters included control deficiency recommendations relating to:

•	hiring a financial analyst to assist with management reporting and analysis;

•	enhancing certain cost accounting procedures;

•	modifying or documenting policies relating to certain other reserve and accrual procedures and closing procedures; and

•	documenting information security policies.

In response to these recommendations, we will be transferring an internal employee to the position of Financial Planning and Analysis. This transfer will take effect once we hire a replacement to fill this employee’s current position of Compliance and SEC Reporting. We anticipate hiring this replacement in early April 2005. We have implemented the other recommendations relating to cost accounting and other reserve, accrual, and closing procedures in connection with our June 30, and September 30, 2004 quarterly closes and our 2004 year-end audit. We have also completed documentation of our information security policies. These other control deficiencies did not have a material impact on our financial statements and, as they all have now been addressed, are not expected to have any future material impact on our financial statements. If, however, we fail to continue to adequately staff our accounting and finance function and maintain internal controls adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, our business may suffer.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, Section 404, by December 31, 2005. We expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new or changed laws, regulations and standards are also subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot be certain that we will comply with the requirements of Section 404 or other requirements in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent upon the continued services of Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. Also, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We currently depend on one third-party supplier to provide us with wafers for our products. If our wafer supplier fails to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenues and gross margins may decline.

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on their continued cooperation. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. In October 2004, O2 sued ASMC for patent infringement based on its manufacture of our products, and it is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation.

In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional, thereby reducing yields. The failure of ASMC to supply us wafers at acceptable yields could prevent us from fulfilling our customers’ orders for our products and would likely cause a decline in our revenues.

Although we provide ASMC with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity of the facilities in which they manufacture wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause ASMC to reduce capacity available to us. ASMC may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. If ASMC extends lead times, limits supplies, or increases prices due to capacity constraints or other factors, our revenues and gross margins may decline.

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. We are required under our agreement with ASMC to order wafers at least three months in advance. If we cancel these orders after ASMC’s commencement of manufacturing which generally occurs six to fourteen weeks before scheduled delivery of the wafers, we must pay cancellation fees to ASMC. If our customers cancel orders after we have ordered the corresponding wafers from ASMC, we may be forced to incur cancellation fees or to purchase wafers that we may not be able to resell, which would adversely affect our operating results, financial condition, and cash flows.

We might not be able to deliver our products on a timely basis if our relationships with our assembly and test subcontractors are disrupted or terminated.

All of our products are assembled by third-party subcontractors and a small percentage of our testing is performed by third-party subcontractors. We do not have any ongoing agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. We intend to continue protecting our proprietary technology, including through patents. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers and have significant foreign operations, which may expose us to political, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers, including 98.9% for 2004 from sales either directly or through distribution arrangements to parties located in Asia, a majority of which represents revenues from parties with whom we have distribution arrangements for resale to users of our products in Taiwan. As a result, we are subject to increased risks due to this concentration of business and operations. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions;

•	transportation delays;

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	difficulties in collecting receivables and enforcing contracts generally;

•	currency exchange rate fluctuations adversely impacting intra-company transactions; and

•	less effective protection of intellectual property.

We and our manufacturing partners are or will be subject to extensive government regulation, and may receive the benefit of various incentives from Chinese governments, which could increase our costs or limit our ability to sell products and conduct activities in China.

Most of our manufacturing partners, including ASMC, our current foundry, are located in China. In addition, we are currently in the process of establishing a facility in China, initially for the testing of our ICs. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has implemented policies from time to time to regulate economic expansion in China. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to our manufacturing partners and to us with respect to the facility we are establishing in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.

For example, pursuant to our agreement to establish the facility in Chengdu, China, the local authorities have agreed to pay for, design, and build our plant and related infrastructure based on our specifications. We have agreed to buy the plant five years after completion for the actual cost of construction. Prior to the plant purchase, we have agreed to make quarterly lease payments, which will ultimately be applied against the construction costs due at the end of the five years. The local authorities have agreed to ensure that we will obtain all necessary licenses for doing business, that we will obtain favorable tax treatment, similar to other foreign technology companies, and that we will obtain our land use rights. Additionally, we will not require an export license and, upon approval by the applicable authorities, will be exempt from certain import value-added taxes and custom duties. If, at the end of five years, we elect not to purchase the plant, then the agreement will terminated and the local authorities can take back title to the plant, revoke our land use rights, and will refund our land purchase price. However, the local authority will retain all lease payments. If any of these terms or incentives is reduced, altered or eliminated, the profitability of our China facility could be harmed and overall our revenues and financial condition could be materially adversely affected.

We may be unsuccessful in developing and selling new products or in penetrating new markets required to maintain or expand our business.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could have a material adverse effect on our competitive position within these markets. Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues, and/or a loss of market share to competitors.

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	product performance;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

To the extent that we fail to introduce new products or penetrate new markets, our revenues and financial condition could be materially adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenues and may not ultimately achieve our forecasted sales for our products.

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process, which averages 6 to 12 months, requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional 3 to 6 months after an initial sale. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by original equipment manufacturers, or OEMs, and original device manufacturers is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into a customer’s product or system; and

•	the development and commercial introduction of our customers’ products incorporating new technologies frequently are delayed.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenues because a significant portion of our operating expenses is relatively fixed and based on expected revenues. The lengthy sales cycles of our products also make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or product changes occur, we could lose anticipated sales and not have sufficient time to reduce our inventory and operating expenses.

Our products must meet exacting specifications, and undetected defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability risk.

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

We intend to expand our operations, which may strain our resources and increase our operating expenses.

We plan to expand our operations, domestically and internationally, and may do so through internal growth, strategic relationships, or acquisitions, including but not limited to the establishment of a testing facility in China. We expect that any such expansion will strain our systems and operational and financial controls. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Intersil Corporation, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

Our current backlog may not be indicative of future sales.

Due to the nature of our business, in which order lead times may vary, and customers are generally allowed to reschedule or cancel orders on short notice, we believe that backlog is not necessarily a good indicator of future sales. Our quarterly revenues also depend on orders booked and shipped in that quarter. Because lead times for the manufacturing of our products generally take 6 to 8 weeks, we often must build in advance of orders. This subjects us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory, which we may be unable to sell to other customers. Therefore, our backlog may not be a reliable indicator of future sales.

Major earthquakes or other natural disasters and resulting systems outages may cause us significant losses.

Our corporate headquarters, the production facilities of our third-party wafer supplier, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenues, as well as our manufacturers and assemblers, are concentrated in Southeast Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories like Sudden Acute Respiratory Syndrome or bird flu could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

We may engage in future acquisitions that dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities, and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As a part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other growth opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, issue equity securities which would dilute current stockholders’ percentage ownership, and/or incur substantial debt or contingent liabilities. Such actions by us could impact our operating results and/or the price of our common stock.

In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2, Linear, Microsemi, and/or Micrel litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

In addition, the stock market in general often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

If securities or industry analysts do not continue to publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Sales of substantial amounts of our common stock could harm the market price of our stock.

If our stockholders sell substantial amounts of common stock in the public market soon after the lock-up period ends, the market price of our common stock could fall. As of December 31, 2004, we had outstanding 7,785,825 freely tradable shares of common stock. Another 19,693,392 shares will be eligible for sale in the public market on May 18, 2005 which is 180 days from the date of our initial public offering on November 18, 2004, all of which are subject to lock-up agreements with us and/or the underwriters. Either we or the underwriters may in our respective sole discretion and at any time without notice, release all or any portion of the securities from the restrictions imposed by our respective lock-up agreements with security holders prior to the expiration of such 180-day period. Additionally, 261,324 shares are restricted securities that will become eligible for sale in the public market pursuant to Rule 144 at various dates in the future. The sale of a significant number of these shares could cause the price of our common stock to decline.

Because of their significant stock ownership, our officers and directors will be able to exert significant influence over our future direction.

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 36.2% of our outstanding common stock. Additionally, Jim Jones, one of our directors, is associated with BAVP, L.P., which owns approximately 8.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Available Information

We were incorporated in California in 1997 and reincorporated into Delaware in November 2004. Our executive offices are located at 983 University Avenue, Building A, Los Gatos, CA 95032. Our telephone number is (408) 357-6600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of December 31, 2004, are as follows:

Name	Age	Position
Michael R. Hsing	45	President, Chief Executive Officer, and Director
Tim Christoffersen	62	Chief Financial Officer and Secretary
Jim C. Moyer	61	Chief Design Engineer and Director
Deming Xiao	42	Vice President of Operations
Saria Tseng	34	Vice President and General Counsel

Michael R. Hsing has served on our board of directors and has served as our President and Chief Executive Officer since founding Monolithic Power Systems in August 1997. Before founding our company, Mr. Hsing held senior technical positions at companies such as Supertex, Inc. and Micrel, Incorporated. Mr. Hsing is an inventor on numerous patents related to the process development of bipolar mixed-signal semiconductor manufacturing. Mr. Hsing holds a B.S.E.E. from the University of Florida.

Tim Christoffersen has served as our Chief Financial Officer since June 2004, served on our board of directors from March 2004 to July 2004, and served as chairman of our audit committee from March 2004 through June 2004. Since January 1999, Mr. Christoffersen has been a financial consultant to technology companies. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips & Technologies, Inc. from 1994 until its sale to Intel Corporation in 1998. Mr. Christoffersen serves on the board of Genesis Microchip Incorporated. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics, and he also holds a Masters in Divinity from Union Theological Seminary in New York City.

Jim C. Moyer has served on our board of directors since October 1998 and has served as our Chief Design Engineer since September 1997. Before joining our company, from June 1990 to September 1997, Mr. Moyer held a senior technical position at Micrel, Incorporated. Prior to that, Mr. Moyer held senior design engineering positions at Hytek Microsystems Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. Mr. Moyer holds a B.A.E.E. from Rice University.

Deming Xiao has served as our Vice President of Operations since October 2003. Mr. Xiao joined us in May 2001 and served as Foundry Manager until he was appointed Director of Operations in January 2002. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors, a company that manufactures and sells silicon based products for the medical, scientific, professional, industrial, and military imaging applications. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and a M.S.E.E. from Wayne State University.

Saria Tseng has served as our Vice President and General Counsel since November 2004. Ms. Tseng joined MPS from MaXXan Systems, Inc., a privately held provider of intelligent storage networking solutions, where she was also vice president and general counsel from January 2001 to November 2004. Prior to her corporate experience, Ms.Tseng was an attorney at Gray Care Ware & Freidenrich, LLP from July 1999 to January 2001. Previously, she practiced law at Wang & Wang and Jones Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from Boalt Hall, University of California at Berkeley and Chinese Culture University in Taipei.

ITEM 2.    PROPERTIES

Our corporate headquarters, which serve as our principal administrative, sales, manufacturing, and research and development offices, are located in two buildings in Los Gatos, California. We also complete the majority of our product testing at this location. Under a lease that expires in February 2009, we occupy approximately 36,000 square feet in these two buildings, of which approximately 3,400 square feet are devoted to production activities. We have signed an agreement to establish a facility in Chengdu, China, initially for the testing of our ICs. Upon completion of our Chengdu, China facility, we expect that testing activities at the Los Gatos facility will decrease and that such activities would then be limited to the testing of new products not released to production. We also lease branch offices in China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

O2 Micro, Inc.

Overview

Since November 2000, we have been engaged in multiple legal proceedings against O2 Micro, Inc. (“O2 Micro”) and its parent corporation, O2 Micro International Limited (“O2 International”). We refer to O2 Micro and O2 International together as (“O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan by us and O2 alleging patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter product family. Although the Taiwanese injunction against us specifically named only our MP 1011A and MP 1015 products within that product family, the underlying patent dispute involves issues that could affect all of our CCFL backlight inverter products that are used in Taiwan. In 2004, revenues from our CCFL backlight inverter product family were $21.9 million or 46.0% of total revenue, of which products used in Taiwan, represented a significant portion of our revenues in 2004. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of our products and our wafer manufacturer. All of these legal proceedings pose various degrees of risk to our business.

Regardless of the extent to which these legal actions have been successful or not successful, the legal expenses associated with the various actions in the U.S. and Taiwan have been high and have had a significant impact on our financial position and results of operations. Please read “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more detail on the financial impact these legal actions have had on us.

Patents at Issue

The various litigations arise from patents issued to O2 and us covering products that compete with each other.

Our Patents.    Our patents at issue are (i) U.S. Patent No. 6,114,814, issued to us on November 5, 2000 and relating to inverter ICs for LCD display products (which include, for example, our CCFL backlight inverter product family) (“the ‘814 patent”) and (ii) U.S. Patent No. 6,316,881 (“the ‘881 patent”), a continuation of the ‘814 patent that issued to us on November 13, 2001.

O2’s Patents.    The O2 patents at issue are (i) U.S. Patent No. 6,259,615 B1 issued to O2 International on July 10, 2001 and also relating to inverter ICs for LCD display products (“the ‘615 patent”), (ii) U.S. Patent No. 6,396,722 (“the ‘722 patent”), a continuation of the ‘615 patent that issued to O2 on May 28, 2002, (iii) U.S. Patent No. 6,804,129 (“the ‘129 patent”), a continuation of the ‘615 and ‘722 patents that issued to O2 on October 12, 2004, and (iv) Taiwan Patent No. 152318 issued to O2 International on March 1, 2002, which is a counterpart to the ‘615 patent (“the ‘318 patent”). O2’s original applications for its U.S. ‘615 patent and its Taiwan ‘318 patent were substantially similar, but some of O2’s claims contained in the ‘318 patent were rejected by the U.S. Patent and Trademark Office and accordingly the U.S. patent was narrowed significantly before issuance. The Taiwan patent, however, was not similarly narrowed and was issued in the broader form originally requested.

U.S. Litigation

Various U.S. lawsuits between O2 and us have been consolidated in the U.S. District Court for the Northern District of California. O2 has (i) claimed that we interfered with O2’s prospective economic advantage and disrupted O2’s customer relationships by misrepresenting the scope of our ‘814 patent, (ii) asked the court to declare that O2 does not infringe our ‘814 patent and that our ‘814 patent is invalid, (iii) claimed that our products infringe its ‘615 patent, and (iv) claimed that we misappropriated its trade secrets. We have (i) claimed that O2’s products infringe our ‘814 and ‘881 patents and (ii) asked the court to declare that O2’s ‘615 patent is invalid or not enforceable or that our products do not infringe O2’s ‘615 patent. Each party denied the allegations in the other party’s complaints and sought damages and an injunction prohibiting the other party from selling its products.

In February 2004 and May 2004, the court ruled on these matters as follows: (i) granting summary judgment for us that our products do not infringe the ‘615 patent, (ii) dismissing O2’s claim that we interfered with O2’s economic advantage, (iii) denying O2’s motion for summary judgment that O2’s products do not infringe our ‘814 and ‘881 patents or that those patents are invalid, and (iv) denying both parties’ motions for summary judgment on O2’s trade secret claims. We expect O2 to eventually appeal one or more of these rulings to the U.S. Court of Appeals for the Federal Circuit. O2 could wait to file any such appeal until conclusion of the trial or could ask the trial judge to allow an earlier appeal prior to the trial.

The claims remaining after these rulings include (i) O2’s trade secret claims and (ii) our infringement claims for injunctive relief only and not for damages. Trial on these matters is currently scheduled for May 2005. While we believe that our ‘814 and ‘881 patents are valid and that we have not misappropriated any of O2’s trade secrets, a court could find differently. If the court finds that our ‘814 and ‘881 patents are invalid, our competitive position would be severely harmed. If the court finds that we have misappropriated O2’s trade secrets, we could be liable for damages to O2 and/or be enjoined from further misappropriation or use of the alleged trade secrets. Any award of damages could have a material adverse effect on our financial position and operating results.

In addition, if O2 appeals the rulings in our favor, we will at a minimum continue to incur substantial legal expense contesting any such appeal. If O2 were to be successful on any such appeals, O2’s claims would be remanded for further proceedings potentially including trial. If the court were to find that our products infringe the ‘615 patent, we could be liable to O2 for damages and could be enjoined from selling our products in the U.S. Any such injunction would have a material adverse effect on our business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction. If the court found that we have interfered with O2’s economic advantage, we could be liable for damages to O2, which could have a material adverse effect on our financial position and operating results.

In January 2003, O2 filed a lawsuit against Sumida Corp. and Taiwan Sumida Electronics Inc. in the U.S. District Court for the Eastern District of Texas alleging that Sumida’s use of our products in Sumida’s products infringes the ‘615 and ‘722 patents. We have agreed to assume the defense of Sumida pursuant to an indemnity agreement. That case has been set for trial for June 2005.

In response to O2’s action against Sumida, in May 2004, we filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that we do not infringe O2’s ‘722 patent. That case has been assigned to the same Judge presiding over the litigation over the ‘615, ‘814, and ‘881 patents described above, but it has not been consolidated with the earlier case. In October 2004, O2 filed a counterclaim for alleged infringement of the ‘722 patent, and added our foundry, Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), as a counterclaim defendant. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. No trial date has yet been set in this matter.

On or about October 12, 2004, O2 filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas for alleged infringement of the ‘129 patent. We have filed an answer and an antitrust and unfair competition counterclaim against O2. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be.

If the California court were to find that our products infringe the ‘722 patent, or if a court were to find that our products infringe the ‘129 patent, we could be liable to O2 for damages and could be enjoined from selling our products in the U.S. Any such injunction would have a material adverse effect on our business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction.

Taiwan Litigation

Summary.    In addition to the U.S. litigation described above, O2 has brought legal proceedings against us in Taiwan based upon its ‘318 patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In January 2003, upon O2’s request, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting us from manufacturing, designing, displaying, importing or selling our MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at our request.

We believe that we have at all times conducted our business in compliance with the injunction. Nevertheless, O2 has attempted repeatedly various actions to persuade the court that we have violated it. The court has not yet issued a ruling on O2’s motion. We have also taken several legal actions in an attempt to have the injunction lifted and/or to have O2’s ‘318 patent declared invalid. These actions include appealing the Shihlin District Court’s injunction, initiating proceedings with the Taiwan Intellectual Property Office (TIPO) to invalidate O2’s ‘318 patent and seeking counter-injunctions from the Taipei District Court. Some of those actions have produced legal outcomes in our favor and others have not, but none has yet resulted in the lifting of the injunction or the invalidation of O2’s patent. We intend to continue pursuing the available legal avenues to achieve these objectives.

In June 2003, O2 filed a lawsuit against us in the Shihlin District Court for a resolution on the merits of O2’s claim that our products infringe O2’s ‘318 patent. That lawsuit was dismissed in April 2004, but O2 filed a similar lawsuit in Taipei District Court shortly thereafter.

In August 2004, the TIPO issued a letter ordering O2 to amend its ‘318 patent. The TIPO letter indicated that two of the three independent claims asserted by O2 lacked inventive steps and therefore should be amended or deleted by O2. As to the third independent claim, the TIPO indicated that certain corrections should be made, but has not at this time indicated that the third independent claim should be amended or deleted. In December 2004, O2 filed its amendment on its ‘318 patent and we have responded with our comments on its amendment in February 2005. TIPO has not made a decision on whether O2’s amendment is adequate. If, following such correction, the third claim is upheld by the TIPO, such claim could be sufficient for O2 to continue its patent claims against us. In July 2004, the Taiwan Supreme Court issued a ruling that remanded our motion for a retrial of O2’s preliminary injunction against us to the Taiwan High Court. In that ruling, the Taiwan Supreme Court indicated that, in order for O2 to be entitled to sue for or seek injunctions relating to infringement of its patents under Taiwan patent law, it must be demonstrated whether O2’s country of incorporation, the Cayman Islands, offers similar, reciprocal protections to Taiwanese individuals and entities under its patent law. The court has not yet ruled on this issue.

Our Counter-Injunctions Against O2.    We have obtained two defensive counter-injunctions from the Taipei District Court, the first of which prohibits O2 from interfering with our or other parties’ use of our MP 1011A and MP1015 products. The second injunction prohibits O2 from interfering with the manufacture, sale, use or importation, by either us or a third party, of a number of our other products which are specifically enumerated in the injunction, although the MP1010B is not specifically addressed. We posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court in connection with the two defensive preliminary injunctions. These bonds are currently recorded as restricted assets on our balance sheet. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect our results of operations and financial position for that quarter.

O2’s Other Actions Against Us.    In August 2003, November 2003, and March 2004, O2 filed for provisional seizures against us in the Shihlin District Court and Taipei District Court, which would entitle O2 to seize up to approximately $1.9 million of our assets in Taiwan, including but not limited to MP 1011A and MP 1015 parts. This $1.9 million figure represents the amount of damages O2 has currently claimed in its Taiwan patent infringement suit against us, although at various times in the past O2 has claimed substantially higher damage amounts. The court granted the provisional seizures. The execution of the first provisional seizure was exempted because we posted a bond in the amount of approximately $90,000. We elected not to post a bond to exempt the second and third provisional seizure orders, and the court seized property from our Taiwan office. We have appealed the second and third provisional seizures to the Supreme Court. One of our appeals, involving the third seizure, has been denied but the other appeal regarding the second seizure is still pending. The second and third provisional seizure orders have not yet been executed to the satisfaction of O2’s demand, and accordingly O2 may continue to request that the court seize our property under these orders. O2 has applied for court orders allowing O2 to seize payments from our customers if such payments are made in Taiwan to us. The Court has granted two such orders against two of our customers, Asustek and Sumida, but it is our understanding that O2 thus far has not been successful in seizing or attaching property of either of these customers. The seized assets would be released to us upon the earlier to occur of: (i) if and when the provisional seizure orders were to be revoked by the court or upon O2’s application or (ii) if and when the lawsuits on the merits filed by O2 were to be dismissed and such dismissal were final and conclusive. However, if O2 were to receive final judgment in its favor on the merits, O2 would be able to file an application to sell the seized assets by auction to cover any damages that the court determines O2 to have suffered.

Trial on the Merits in Taiwan.    We could lose at trial on the question of whether our products infringe O2’s ‘318 patent. Although O2 has named only our MP1011A and MP1015 products in its lawsuit, if the court were to conclude that those products infringe the ‘318 patent, the court could also conclude that many of our newer products, including the 1010B and other CCFL products that are physically similar to the MP1011A and/or the MP1015, infringe O2’s ‘318 patent. We do not believe that the ‘318 patent is a valid patent or that any of our products infringe the ‘318 patent, but a court may come to a different conclusion. O2’s original applications for its U.S. ‘615 patent and its Taiwan ‘318 patent were substantially similar, but some of O2’s claims contained in the ‘318 patent were rejected by the U.S. Patent and Trademark Office. Since the claims in the ‘318 patent are formulated more broadly than those of the ‘615 patent, the summary judgment in the U.S. that our products do not infringe the ‘615 patent may not be as helpful to us in the ‘318 case as it might be if the patents were identical.

If the court were to conclude that any of our products infringe the ‘318 patent (and if the ‘318 patent were valid), we could be liable to O2 for damages based on past sales, and could further be permanently enjoined from selling those products (directly or through distribution arrangements) for use in Taiwan. Although many system and module manufacturers who use our products have shifted, and are continuing to shift, their manufacturing from Taiwan to China, a significant portion of our expected future revenue over the next several years is expected to come from users of our CCFL backlight inverter product family in Taiwan. A final judgment awarded by a court prohibiting direct or indirect sales of our MP 1011A or MP 1015 products into Taiwan would have a material adverse effect on our business and results of operations for at least several quarters while we work to transition customers to alternative, non-infringing products. We cannot be sure that we could successfully effect such a transition. If we are permanently enjoined from selling other, newer products into Taiwan, this would have an immediate, drastic, and adverse effect on our ability to continue in our business as presently conducted.

O2’s Lawsuits against Our Customers and Other Third Parties.

In addition to lawsuits between O2 and us, O2 has also initiated numerous legal proceedings in Taiwan and in the United States against other companies which have been purchasers, supplier and/or users of our products. We are aware that in some cases those companies have been enjoined from using MP1011A and MP1015 products imported into Taiwan. In at least two cases, preliminary injunctions were upheld by district courts in Taiwan. Injunctions against end-users of our products necessarily reduce the demand for our products, potentially leading to reduced sales. Under certain circumstances, we have agreed to indemnify certain customers and manufacturer against patent infringement. Continued expenditure of our funds in defending customers and manufacturer against O2’s lawsuits could materially and adversely affect our financial condition and operating results.

Additional O2 Patents.

We are aware that O2 has recently been issued at least one other U.S. patent that is a continuation of the patents it has accused us of infringing, has also filed for a U.S. patent that would be a continuation of the patents it has accused us of infringing, and has filed for related patents in other Asian countries. We are not aware that any foreign patents have been issued in response to these patent applications and do not know when, if ever, any such patent will issue. Nevertheless, we expect O2 may pursue claims against us based on this additional issued U.S. patent or any other additional U.S. or foreign patents that O2 may obtain in the future. In this regard, O2 often has sued us on additional patents as they have issued, including suits on two additional patents filed in October 2004. Depending on the scope and severity of those claims, any injunctions that may be issued against us, or damages that may be awarded against us, could have a material and adverse effect on our business and results of operations.

Linear Technology Corporation

On May 3, 2004, Linear filed a complaint for misappropriation of trade secrets, unfair business practices, California common law unfair competition, breach of agreement, and breach of the duty of good faith and fair dealing against us and Timothy Cox, a former Linear employee who currently works for us, in the Superior Court of the State of California, Santa Clara County. Effective January 25, 2005, we entered into an agreement to settle the action on terms mutually satisfactory to the parties, and the case was dismissed.

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930. The investigation is now captioned: In the Matter of Certain Voltage Regulator Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleges that two of our products, the MP1556 (a product within our DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear has examined numerous other products within our DC to DC converter product family that do not employ the particular circuitry utilized in the MP1556 and has not accused those other products of infringement. Therefore, Linear’s allegations appear limited to the particular circuitry used in a relatively small number of products and products under development. Linear alleges that we violated section 337 because we imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requests that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there has been a violation of section 337, as alleged in the complaint. We believe we have meritorious defenses to the claims and are defending vigorously against them. The matter had been scheduled for trial before the ITC commencing March 30; however, at Linear’s request due to a conflict with another trial, the judge has rescheduled the trial to commence June 22, 2005. If Linear is successful in securing an exclusion order against the MP1556, EV0063, and potentially other products, such an exclusion order would prevent such products from being shipped into the United States and would have a material adverse effect on our business.

Microsemi Corporation

On October 7, 2004, Microsemi filed a patent infringement lawsuit in the United States District Court for the Central District of California. The lawsuit identifies four patents—U.S. Patent Nos. 5,615,093; 5,923,129; 5,930,121; and 6,198,234—that purportedly are now owned by Microsemi and alleges that we infringe those patents. The complaint describes the patents as covering ‘display lamp driver’ technologies, which facilitate the lighting of electronic displays found in laptop and personal computers, personal digital assistants and televisions as well as countless LCD screens.

The complaint does not identify which claims in the four patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. The complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. We have filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid. The court has scheduled a case management conference hearing for April 18, 2005.

Based upon the description of the technology contained in Microsemi’s complaint and Microsemi’s responses to discovery requests, we understand that Microsemi will contend that one or more of our CCFL backlight inverter products infringes its patents. Because the litigation is in a preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. If we do not prevail in the litigation, we could be ordered to pay monetary damages, and we could be enjoined from selling one or more of our CCFL backlight inverter products into the U.S., either directly or indirectly. In 2004, revenues from our CCFL backlight inverter product family were $21.9 million, respectively, or 46.0% of total revenue. Because many of our products are sold indirectly by our customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. Any of the results described above would have a material adverse effect on our cash flow, results of operations, and financial condition.

Micrel Corporation

On November 10, 2004, Micrel filed a patent infringement lawsuit in the United States District Court for the Northern District of California. The lawsuit identifies two patents—U.S. Patent Nos. 5,517,046, entitled “High Voltage Lateral DMOS Device With Enhanced Drift Region,” and 5,556,796, entitled “Self-Alignment Technique For Forming Junction Isolation And Wells”—that purportedly are owned by Micrel and alleges that our products infringe those patents. Michael Hsing, our Chief Executive Officer, and another of our employees are named inventors on both of Micrel’s patents and Jim Moyer, our Chief Design Engineer, is a named inventor on one of them. Micrel’s complaint does not identify which claims in the two patents are allegedly infringed nor does it identify which of our products allegedly infringe the patent claims. However, because Micrel’s patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device, all of our products could potentially be implicated. The complaint requests among other remedies preliminary and permanent injunctions to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

On November 29, 2004, Micrel filed an amended complaint adding causes of action for alleged statutory and common law misappropriation of trade secrets, alleged breach of confidentiality agreements by Messrs. Hsing and Moyer (both former employees of Micrel), and alleged violation of California’s Unfair Competition Law. The amended complaint also adds Messrs. Hsing and Moyer as defendants. Micrel’s amended complaint adds requests for damages attributable to the alleged misappropriation of Micrel’s trade secrets and alleged violation of the confidentiality agreements; for preliminary and permanent injunctive relief to prevent our future use of Micrel’s alleged trade secrets; and for attorneys’ fees and costs. We have filed a motion to dismiss these claims on statute of limitations and preemption grounds.

The court has not set a trial date, and discovery has not yet begun. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. We have, however, conducted an initial review of the Micrel patents and compared them with the manufacturing processes and design elements we use for our products. We have also conducted an initial review of the causes of action added by the amended complaint. Based on this initial review, we believe that we have meritorious defenses to all of Micrel’s claims. If we do not prevail in the litigation, we could be ordered to pay to Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages, and we could be enjoined from selling one or more of our products into the U.S., either directly or indirectly. Because many of our products are sold indirectly by our customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. Any of these results would have a material and adverse effect on our results of operations and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004 and prior to our initial public offering, the following matters were submitted to a vote of the Company’s security holders:

•	On October 5, 2004, acting by written consent, the holders of at least 73.86% of our Series D preferred stock approved the issuance of 176,740 shares of our common stock to certain of our employees.

•	On November 12, 2004, acting by written consent, the holders of at least 73.85%. of our capital stock approved our reincorporation into Delaware.

•	On November 12, 2004, acting by written consent, the holders of at least 64.03% of our capital stock approved various items relating to our initial public offering (IPO), including our post-IPO charter and bylaws, classification of directors, form of indemnification agreement, and equity incentive plans.

•	On November 12, 2004, acting by written consent, the holders of at least 60.79% of our capital stock approved a certificate of amendment to our pre-IPO charter to increase the number of shares of common stock authorized thereunder and amend an anti-dilution provision therein.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities.

The information required by this item regarding equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “MPWR”. As of March 1, 2005, we had approximately 168 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

	Common Stock Closing Price
	High	Low
Fiscal 2004
4th Quarter (from November 18, 2004)	$11.14	$9.30

Recent Sales of Unregistered Securities

Since January 1, 2004, we have sold and issued the following unregistered securities:

(1)	From January 1, 2004 to November 17, 2004, we granted stock option to purchase an aggregate of 4,239,600 shares of common stock at the exercise price ranging fro. $5.00 to $10.00 per share to employees, consultants, directors and other service providers pursuant to our 1998 Stock Plan.

(2)	On October 5, 2004 and October 28, 2004, we issued 176,740 shares of our common stock at a price of $0.001 per share to certain of our employees for an aggregate offering price of $176.74.

The sales and issuances of securities described in paragraphs (1) and (2) above were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act or by virtue of Rule 701 promulgated under the Securities Act in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds

On November 18, 2004, our registration statement on Form S-1 (Registration No. 333-117327) was declared effective for our initial public offering. Our initial public offering of common stock occurred on November 18, 2004. This offering terminated upon the expiration of the unexercised portion of the underwriters’ over-allotment option; therefore, 39,175 of the registered shares covered by the underwriters’ over-allotment option were not sold. The underwriting syndicate was managed by Goldman, Sachs & Co., Merrill Lynch & Co., Deutsche Bank Securities, and Piper Jaffray.

Under this registration statement, we registered 6,325,000 shares of our common stock at a price to the public of $8.50 per share, including 825,000 shares subject to the underwriters’ over-allotment option (which option was exercised in part), with an aggregate public offering price of approximately $53.8 million. We registered 4,825,000 of these shares on the Company’s behalf and 1,500,000 of these shares on behalf of certain of our selling stockholders.

The sale of 4,785,825 shares of common stock by the Company, including 785,825 shares sold pursuant to the underwriters’ exercise of the over-allotment option, resulted in aggregate gross proceeds to the Company of approximately $40.7 million, approximately $2.8 million of which the Company applied to underwriting discounts and commissions and approximately $2.9 million of which the Company applied to related costs. As a result, the Company received net proceeds of approximately $34.9 million from the offering.

As of March 1, 2005, we had invested the $34.9 million in net proceeds from the offering in government securities and corporate preferred equities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures, including the facility in China described in “Business—Manufacturing,” which facility involves a commitment of at least $5 million. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our audited annual consolidated statements of operations for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenues	$47,595	$24,204	$12,206	$8,130	$5,252
Cost of revenues:
Product costs	18,681	10,750	6,825	5,969	3,850
Stock-based compensation	810	180	6	6	3

Total cost of revenues	19,491	10,930	6,831	5,975	3,853

Gross profit	28,104	13,274	5,375	2,155	1,399
Operating expenses:
Research and development (excluding stock-based compensation*)	7,689	5,493	4,459	2,610	1,435
Selling, general and administrative (excluding stock-based compensation*)	7,066	3,914	2,440	1,808	1,102
Patent litigation	7,833	4,332	1,603	958	—
Stock-based compensation*	11,046	2,741	167	180	494

Total operating expenses	33,634	16,480	8,669	5,556	3,031

Loss from operations	(5,530)	(3,206)	(3,294)	(3,401)	(1,632)
Other income (expense):
Interest and other income	171	170	178	111	37
Interest and other expense	(93)	—	(121)	(283)	(8)

Total other income (expense), net	78	170	57	(172)	29

Loss before income taxes	(5,452)	(3,036)	(3,237)	(3,573)	(1,603)
Income tax benefit	(1,001)	—	—	—	—

Net loss	(4,451)	(3,036)	(3,237)	(3,573)	(1,603)
Accretion of redeemable convertible preferred stock	1,183	1,340	447	—	—

Net loss attributable to common shareholders	$(5,634)	$(4,376)	$(3,684)	$(3,573)	$(1,603)

Basic and diluted loss per common share	$(0.62)	$(0.71)	$(0.63)	$(0.63)	$(0.33)

Shares used in basic and diluted loss per common share	9,132	6,143	5,863	5,682	4,846
* Stock-based compensation has been excluded from the following items:
Research and development	$5,128	$983	$7	$8	$32
Selling, general and administrative	5,918	1,758	160	172	462

Total	$11,046	$2,741	$167	$180	$494

Consolidated Balance Sheet Data:

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Cash and cash equivalents	$32,019	$11,635	$17,223	$5,264	$904
Short-term investments	17,000	1,507	—	—	—
Working capital	52,051	16,743	17,568	4,621	796
Restricted assets	6,641	787	—	—	—
Total assets	71,948	22,603	21,614	8,078	4,346
Redeemable convertible preferred stock	—	18,413	17,074	—	—
Convertible preferred stock	—	11,163	11,163	11,163	4,379
Total stockholders’ equity	63,503	1,231	1,979	5,441	1,697

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Trends, Risks and Uncertainties.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenues in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and Staff Accounting Bulletin No.104, Revenue Recognition (collectively referred to as “SAB 104”) issued by the Staff of the SEC . SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to most customers, but in the case of one third party, who accounted for 30% of our revenue in 2003, we have recognized revenue upon its sale of our products to its customers (sell through basis). We discontinued using this third party in March 2004. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. Although some of these arrangements include stock rotation rights that permit the return of up to 5% of the previous six months’ purchases (no more than once every six months), we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days from invoice date and our arrangements with our largest distributors do not include price protection provisions. Although some of our arrangements with smaller distributors include price protection provisions permitting them a credit for unsold inventory if we reduce our list prices, we have not experienced any significant claims pursuant to these provisions. In addition, terms of our significant distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with three months notice. We provide a standard 90-day warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts to the customer for defective products. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized. We formerly had one distribution arrangement with a third party with extended payment terms. These terms were the lesser of 60 days or upon receipt of end customer payment by the third party. Revenue for this arrangement was recognized on a sell-through basis, when the goods were shipped by the third party to the end customer. Under such distribution arrangement, the third party did not stock inventory of our products.

Inventory Valuation.    We value our inventory at the lower of the actual costs of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounting for Income Taxes.    Statement of Financial Accounting Standards No. 109, (“SFAS No. 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

As of December 31, 2003, we had a valuation allowance of approximately $4.8 million, attributable principally to certain net operating loss and tax credit carryforwards. Based on the Company’s determination during the fourth quarter of 2004 that the realization of the deferred tax assets was more likely than not, the recognition of a benefit of $1.0 million was recorded as a reduction to income tax expense. Should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Contingencies.    From time to time, we receive notices or become aware that our products or manufacturing processes may be infringing the intellectual property rights of others. When this occurs, we will investigate and determine whether a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the management’s judgment and given the facts and circumstances in each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from the technical experts in each specific matter, the status of legal proceedings, settlement negotiations, which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable outcome to operations.

Accounting for Stock-Based Compensation.    Our stock-based employee compensation plans are described more fully in Note 8 to the consolidated financial statements. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

We have recorded deferred stock-based compensation representing the difference between the deemed fair market value of our common stock at the grant date and the option exercise price. We determined the fair market value of our common stock based upon several factors, including trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair market value of our common stock, materially different amounts of stock-based compensation could have been reported.

Pro forma information regarding net loss attributable to common stockholders and net loss per share attributable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 1 to our consolidated financial statements. The fair value of options issued pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of

FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN 46-R did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (SFAS 151, an amendment of ARB No. 43). Adoption is required for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition, SFAS 151 requires that the allocation of production overhead be based on normal capacity. We do not expect the adoption of SFAS 151 to have a material impact on the consolidated financial statements.

Results of Operations

The table below states the income statement items as a percentage of revenues and provides the percentage change of such items compared to the prior fiscal year amount.

	Year ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.0	45.2	55.9

Gross profit	59.0	54.8	44.1
Operating expenses:
Research and development	16.2	22.7	36.5
Selling, general and administrative	14.8	16.2	20.0
Patent litigation	16.5	17.9	13.1
Stock-based compensation	23.2	11.3	1.4

Total operating expenses	70.7	68.1	71.0

Operating loss	(11.7)	(13.3)	(26.9)
Interest and other income	0.4	0.7	1.5
Interest expense	(0.2)	—	(1.0)

Total other income (expense), net	0.2	0.7	0.5

Loss before income taxes	(11.5)	(12.6)	(26.4)
Income tax credit	(2.1)	—	—

Net loss	(9.4)%	(12.6)%	(26.4)%

Revenues.    Revenues for the year ended December 31, 2004 were $47.6 million, an increase of $23.4 million, or 96.6%, over $24.2 million for the previous fiscal year. This was due to higher unit shipments for several new products introduced in 2002 and 2003 resulting in volume shipments that took place in 2004, our products gaining market share, and growth of the computer and consumer electronic markets. Revenues from our DC to DC converter product family increased $13.9 million, or 250.8%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computer and consumer electronic communications markets. Revenues from our CCFL backlight inverter product family increased $5.0 million, or 29.7%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenues from our LED driver product family increased $3.5 million, or 240.2%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenues for our audio amplifier product family increased $1.0 million, or 316.5%, due to an increased demand for our existing products.

Revenues for the year ended December 31, 2003 were $24.2 million compared to $12.2 million for the year ended December 31, 2002, an increase of 98.3%. This increase was due to an increase in revenues from our CCFL backlight inverter and DC to DC converter product families. The increase in revenues from our CCFL backlight inverter product family was due to several new product releases and increased demand for our existing products. This resulted in higher unit volumes, which were partially offset by a decline in average selling prices. The increase in revenues from our DC to DC converter product family was due to an increased number of new product offerings for the computer, consumer electronics, and communications markets. Volume sales began in the third quarter of 2003 for our DC to DC product family. Revenues from our audio amplifier product family accounted for 1.3% and 14.0% of total revenues for the years ended December 31, 2003 and December 31, 2002, respectively. Revenues for our audio amplifier product family for the year ended December 31, 2002 were primarily driven by a non-recurring order by one customer.

Geographically, international revenues were $46.0 million or 96.7% of net revenues for year ended December 31, 2004, an increase of $29.5 million as compared to international revenues of $16.5 million or 68.3% of net revenues for the same period in fiscal 2003. International revenues consist of shipments to countries outside the United States.

Although 3.3% and 31.7% of direct sales are to customers in the United States in 2004 and 2003, the majority of these shipments were made to a third party in the U.S. with whom we had a distribution arrangement who, in turn, shipped to customers in Asia. Our distribution arrangement with this third party was terminated in March 2004. As a result, our overall revenues from both direct sales and sales through third parties into Asia were 98.9% and 98.6% in 2004 and 2003, respectively.

The following table illustrates changes in our revenues by product family (amounts in thousands):

	Years ended December 31,						Percentage change
	2004		2003		2002		2004 to 2003	2003 to 2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
CCFL Inverters	$21,910	46.0%	$16,898	69.8%	$9,694	79.4%	29.7%	74.3%
DC to DC Converters	19,468	40.9%	5,549	22.9%	388	3.2%	250.8%	1330.2%
LED Drivers	4,905	10.3%	1,442	6.0%	421	3.4%	240.2%	242.5%
Audio Amplifiers	1,312	2.8%	315	1.3%	1,703	14.0%	316.3%	(81.5)%

	$47,595	100.0%	$24,204	100.0%	$12,206	100.0%	96.6%	98.3%

*	Please note that our CCFL backlight inverter product family is now part of our LCD backlight inverter product family. Therefore, in future periods, this component of our revenues will be reported as our LCD backlight inverter product family, which will include other products in addition to our CCFL backlight inverter ICs.

Gross Profit.    Gross profit as a percentage of revenues, or gross margin, was 59.0% for the year ended December 31, 2004, compared to 54.8% for year ended December 31, 2003. The increase in gross margin was primarily due volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and volume efficiencies attributable to a growth in unit shipments from our CCFL backlight inverter product family. The gross margin was adversely impacted by $810,000, or 1.7%, for stock compensation expense for the year ended December 31, 2004, compared to $180,000, or 0.7%, for the year ended December 31, 2003.

Gross margin was 54.8% for the year ended December 31, 2003, compared with 44.1% for the year ended December 31, 2002. The increase in gross margin was primarily due to lower per unit costs associated with volume efficiencies attributable to a growth in unit shipments from our CCFL backlight inverter product family and the introduction of several new products in our DC to DC converter product. In addition, we reduced our manufacturing costs by converting to a lower cost foundry in the first half of 2003, reducing our assembly costs, and improving our test yields. The gross margin was adversely impacted by $180,000, or 0.7%, for stock compensation expense for the year ended December 31, 2003.

Research and Development.

	Years ended December 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$47,595	$24,204	$12,206	96.6%	98.3%
Research and development (“R&D”) (excluding stock-based compensation)	$7,688	$5,494	$4,459	39.9%	23.2%
R&D as a percentage of net revenues	16.2%	22.7%	36.5%	(6.5)%	(13.8)%

Research and development expenses were $7.7 million, or 16.2% of revenues, for the year ended December 31, 2004 and $5.5 million, or 22.7% of revenues, for the year ended December 31, 2003. This increase of $2.2 million was due to an increase in personnel and expenses associated with new product development activities.

Research and development expenses increased to $5.5 million, or 22.7% of revenues, for the year ended December 31, 2003 from $4.5 million, or 36.5% of revenues for the year ended December 31, 2002. This dollar increase of 23.2% was primarily due to higher compensation and related costs of $0.8 million driven by increases in our engineering headcount.

Selling, General and Administrative.

	Years ended December 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$47,595	$24,204	$12,206	96.6%	98.3%
Selling, general and administrative (“SG&A”) (excluding stock-based compensation)	$7,066	$3,914	$2,441	80.5%	60.4%
SG&A as a percentage of net revenues	14.8%	16.2%	20.0%	(1.4)%	(3.8)%

Selling, general and administrative expenses were $7.1 million, or 14.8% of revenues, for the year ended December 31, 2004 and $3.9 million, or 16.2% of revenues, for the year ended December 31, 2003. The increase of $3.2 million was due to an increase in sales and marketing personnel in the United States, Taiwan and China to support our increase in customers and growth in revenues. In addition, general and administrative expenses increased due to an increase in professional fees, such as legal, audit, tax and director and officer liability insurance. Sales, general and administrative expenses could increase in absolute dollar amounts in the future as a result of on-going efforts to comply with the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses were $3.9 million, or 16.2% of revenues, for the year ended December 31, 2003 and $2.4 million, or 20.0% of revenues, for the year ended December 31, 2002. The increase of $1.5 million was due to an increase in sales and marketing personnel in the United States, Taiwan and China, which started in the second quarter of 2003, to support our increase in customers and growth in revenues. In addition, general and administrative expenses increased in administrative personnel, higher insurance costs and professional service costs, such as legal, audit and tax.

Patent Litigation.

	Years ended December 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$47,595	$24,204	$12,206	96.6%	98.3%
Litigation expenses	$7,833	$4,332	$1,602	80.8%	170.4%
Litigation expenses as a percentage of net revenues	16.5%	17.9%	13.1%	(1.4)%	4.8%

Patent litigation expenses were $7.8 million, or 16.5% of revenue, for the year ended December 31, 2004, and $4.3 million, or 17.9% of revenue, for the year ended December 31, 2003. The dollar increase was due to the increase in activities associated with multiple lawsuits in the U.S. and Taiwan. In addition to the O2 lawsuit that existed in 2003, three more patent infringement suits were brought against us in 2004 by Linear, Microsemi and Micrel. For a more complete description of our litigation matters, please read “Legal Proceedings” beginning on page 25.

Patent litigation expenses increased to $4.3 million or 17.9% of revenues, for the year ended December 31, 2003 from $1.6 million or 13.1% of revenues, for the year ended December 31, 2002. This dollar increase of 170.3% was due to increased activities associated with multiple lawsuits in the U.S. and Taiwan with O2.

Stock-Based Compensation.

	Years ended December 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$47,595	$24,204	$12,206	96.6%	98.3%
Stock-based compensation expense	$11,046	$2,741	$167	303.0%	1,541.2%
Stock-based compensation expense as a percentage of net revenues	23.2%	11.3%	1.4%	11.9%	9.9%

Stock-based compensation expense was $11.0 million, or 23.2% of revenues, for the year ended December 31, 2004, and $2.7 million, or 11.3% of revenues, for the year ended December 31, 2003. The increase is due to the grants of options during second half of 2003 and first half of 2004 with exercise prices below the deemed fair value of our common stock resulting in deferred stock compensation, which resulted in an increase in amortization during 2004.

In October 2004, our stockholders approved an issuance of restricted stock of 176,740 shares, which resulted in additional amortization of stock-based compensation expense of $195,150 in 2004.

Future amortization of stock-based compensation for outstanding stock options and restricted stock at December 31, 2004 will be $3.4 million for the six months ended June 30, 2005, after which time the company will be required to adopt SFAS No. 123 (revised 2004), Share-Based Payment, and report stock compensation based on the fair values of the instruments.

Stock-based compensation allocated to sales, general and administrative expenses increased to $5.9 million in 2004 from $1.8 million in 2003. This increase is primarily due to current year option grants to sales, administrative personnel, board members and consultants. In addition, stock-based compensation of $0.2 million has been recorded as an offset to revenue in 2003 for stock options granted to a non-employee in connection with a distribution arrangement.

We have also granted stock options to individuals employed by certain of our customers. These options are valued using the fair value method and the related charge of $327,487 in the fourth quarter of 2004 is classified as a reduction of revenue in the statement of operations. Based on the fair value of our common stock at December 31, 2004, additional charges of approximately $37,934 will be recorded in 2005 over the remaining vesting periods. The ultimate amount of this charge in 2005 will vary depending on changes in the fair market value of our common stock.

Interest and Other Income, Net.    Interest and other income, net, was $0.2 million for the year ended December 31, 2004, and $0.2 million for the year ended December 31, 2003. Interest income is earned on our cash and shorter-tem investments.

Interest and other income was $0.2 million for the year ended December 31, 2003, compared to $0.2 million for the year ended December 31, 2002. Interest income is earned on our cash and short-term investments.

Interest and Other Expense, Net.    Interest and other expense, net was $0.1 million for the year ended December 31, 2004 and for the year ended December 31, 2003 we did not have interest or other expense.

For the year ended December 31, 2003, we did not have interest or other expense. For the year ended December 31, 2002, we had $0.1 million in interest and other expense as a result of our notes payable and our credit line. The notes, along with all related interest, were converted to preferred stock in 2002, and the credit line was repaid in 2002.

Income Tax Benefit.    In the fourth quarter of 2004, we had an income tax benefit of $1.0 million. This resulted primarily from the reversal of our remaining deferred tax valuation allowance as realization of our deferred tax assets is now more likely than not as the Company has cumulative taxable income over the current and preceding two years

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $52.1 million, including cash and cash equivalents of $32.0 million and short-term investments of $17.0 million, compared to working capital of $16.7 million, including cash and cash equivalents of $11.6 million and short-term investments of $1.5 million, as of December 31, 2003. We have financed our growth primarily with proceeds from the issuance of preferred and common stock, and from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next twelve months.

Net cash provided by operating activities was $3.1 million for the year ended December 31, 2004, compared to $3.0 million of cash used for the year ended December 31, 2003. The cash provided by operating activities for the year ended December 31, 2004 was due to a decrease in accounts receivable of $0.6 million, increases in accrued liabilities of $2.4 million, accrued compensation of $1.0 million, and accounts payable of $1.6 million. This was offset by an increase in inventory of $3.8 million, an increase in prepaid and other expenses of $0.9 million, and our payment of $5.5 million cash deposit and $0.3 million in asset deposits to a court in Taiwan related to our patent litigation with O2. In addition, we had $12.3 million stock compensation expense, $1.1 million of depreciation, which are each non-cash transactions, and our loss of $4.5 million. The decrease in accounts receivable was primarily the result of one of our largest customers delaying payment in the second half of 2003 because it was in the process of being acquired by another company. Following the acquisition, the customer paid $3.7 million in the first half of 2004, so its account is now current. The increase in inventory is the result of product built to meet increased customer demand. The increase in prepaid and other expense was primarily due to our Directors and Officers insurance premium and audit expenses related to us being a public company. The use of cash in operating activities for the year ended December 31, 2003 was primarily due to our net loss of $3.0 million. We also paid $0.8 million as a deposit to a court in Taiwan relating to the O2 patent litigation and increased our accounts receivable by $3.3 million, which was offset by $3.1 million in stock compensation expense, a non-cash transaction. The use of cash in operating activities for the year ended December 31, 2002 was primarily due to our net loss of $3.2 million. We increased our accounts receivable by $0.2 million, inventory by $0.7 million and prepaid and other by $0.2 million, which was offset by $0.8 million increase in accounts payable and $0.6 million in depreciation, a non-cash transaction.

Net cash used in investing activities was $18.7 million in the year ended December 31, 2004 and $3.1 million in the year ended December 31, 2003. In the year ended December 31, 2004, we purchased $3.2 million of capital equipment and $17.0 million of investments, which was partially offset by the sale of $1.5 million of investments. In the year ended December 31, 2003, we purchased $1.6 million of capital equipment and we purchased $4.0 million of investments offset by the sale of $2.5 million in investments. Net cash used in investing activities for the year ended December 31, 2002 was $1.1 million, the result of purchasing $1.1 million in capital equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $35.7 million, compared to $0.5 million for the year ended December 31, 2003. The cash provided by financing activities for the year ended December 31, 2004 was the result of our initial public offering, which increased our cash by $34.9 million, net of offering expenses. In addition, we received $0.5 million from the exercise of stock options by our employees and $0.3 million from exercise of Series C Preferred Stock warrants. Net cash provided by financing activities for the year ended 2003 was due from the exercise of stock options by our employees. Cash provided by financing activities for the year ended 2002, was primarily from the issuance of convertible preferred stock of $16.6 million, partially offset by repayment of notes payable for $0.7 million.

In addition, we have the following litigation-related contingencies that might also affect our liquidity and capital resources; cash bonds of approximately $6.1 million posted with Taiwanese courts, potential penalties relating to our injunctions, and/or possible future legal fees and indemnification obligations to be incurred in connection with our O2, Linear, Microsemi, and Micrel litigation matters. Please refer to “Business—Legal Proceedings” on page 23 for a more complete discussion of these contingencies.

Contractual Obligation and Off Balance Sheet Arrangements

The following summarizes our contractual obligations and off balance sheet arrangements at December 31, 2004, and the effect such obligations are expected to have a liquidity and cash flow over the next five years.

	Total	Less than 1 year	2-3 Years	4-5 Years	5 year and beyond
Operating leases	$2,624,000	$689,000	$1,186,000	$749,000	$—
Non-cancelable purchase commitments	7,297,000	7,297,000	—	—	—
Investment in Chengdu, China subsidiary	4,850,000	600,000	4,250,000	—	—
Chengdu, China subsidiary land use Rights	241,000	241,000
Chengdu, China Facility lease and purchase commitment	821,000	19,000	116,000	116,000	570,000

Total obligations	$15,833,000	$8,846,000	$5,552,000	$865,000	$570,000

As of December 31, 2004, the Company had no off-balance sheet financing arrangements or activities outside of operating leases, non cancelable purchase orders, and the Chengdu China commitment as disclosed in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders’ equity. The Company generally holds securities until maturity.

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monolithic Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company is involved in lawsuits related to alleged patent infringement and alleged misappropriation of trade secrets.

/s/ Deloitte & Touche LLP

San Jose, California

March 30, 2005

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$32,018,593	$11,635,409
Investments	17,000,000	1,507,190
Accounts receivable, net of allowances $222,000 in 2004 and $45,000 in 2003	3,995,662	4,566,106
Inventories	5,398,418	1,598,754
Deferred income tax asset—current	806,684	—
Prepaid expenses and other current assets	1,115,767	330,013

Total current assets	60,335,124	19,637,472
Property and equipment, net	4,180,200	2,148,891
Deferred income tax asset—long term	657,569	—
Other assets	133,939	29,876
Restricted assets	6,640,855	787,022

Total assets	$71,947,687	$22,603,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,396,081	1,792,410
Accrued compensation and related benefits	1,517,744	514,635
Accrued income tax payable	374,316	—
Accrued liabilities	2,995,516	587,269

Total current liabilities	8,283,657	2,894,314

Deferred rent	161,448	64,703
Redeemable convertible preferred stock—no par value:
5,300,000 shares authorized in 2004 and 2003 (aggregate redemption value and aggregate liquidation value of none and $18,529,851 at December 31, 2004 and 2003, respectively)—Series D shares issued and outstanding: none and 5,087,767 in 2004 and 2003, respectively	—	18,413,244
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity
Convertible preferred stock—no par value; shares authorized: 5,000,000 in 2004 and 10,548,260 in 2003 (aggregate liquidation value of none in 2004 and $11,331,604 in 2003):
Series A shares issued and outstanding: none and 3,061,846 in 2004 and 2003 , respectively	—	1,058,625
Series B shares issued and outstanding: none and 4,261,706 in 2004 and 2003, respectively	—	3,320,653
Series C shares issued and outstanding: none and 3,044,708 in 2004 and 2003, respectively	—	6,783,363
Common stock, $0.001 par value, $27,741 in 2004 and $6,528 in 2003; shares authorized: 150,000,000; shares issued and outstanding: 27,740,541 and 6,527,728 in 2004 and 2003, respectively	93,526,801	13,532,922
Deferred stock compensation	(9,179,900)	(8,013,344)
Notes receivable from stockholders	(397,600)	(397,600)
Accumulated other comprehensive income	242,843	1,693
Accumulated deficit	(20,689,562)	(15,055,312)

Total stockholders’ equity	63,502,582	1,231,000

Total liabilities and stockholders’ equity	$71,947,687	$22,603,261

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues	$47,595,039	$24,204,331	$12,205,601
Cost of revenues:
Product cost	18,680,881	10,749,636	6,824,895
Stock-based compensation	809,986	180,299	6,175

Total cost of revenues	19,490,867	10,929,935	6,831,070

Gross profit	28,104,172	13,274,396	5,374,531
Operating expenses:
Research and development (excluding stock based compensation*)	7,688,494	5,493,747	4,459,264
Selling, general and administrative (excluding stock based compensation*)	7,066,022	3,913,754	2,440,511
Patent litigation	7,832,934	4,331,861	1,602,416
Stock-based compensation*	11,046,467	2,741,136	167,019

Total operating expenses	33,633,917	16,480,498	8,669,210

Loss from operations	(5,529,745)	(3,206,102)	(3,294,679)
Other income (expense):
Interest and other income	170,838	169,892	178,609
Interest and other expense	(93,118)	—	(121,458)

Total other income (expense), net	77,720	169,892	57,151

Net loss before income taxes	(5,452,025)	(3,036,210)	(3,237,528)
Income tax benefit	(1,001,000)	—	—

Net loss	(4,451,025)	(3,036,210)	(3,237,528)
Accretion of redeemable convertible preferred stock	1,183,225	1,339,507	446,502

Net loss attributable to common stockholders	$(5,634,250)	$(4,375,717)	$(3,684,030)

Basic and diluted loss per common share	$(0.62)	$(0.71)	$(0.63)

Shares used in basic and diluted loss per common share	9,132,030	6,143,463	5,862,814

* Stock-based compensation has been excluded from the following line items:
Research and development	$5,128,094	$983,356	$6,928
Selling, general and administrative	5,918,373	1,757,780	160,091

Total	$11,046,467	$2,741,136	$167,019

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Year’s Ended December 31, 2002, 2003 and 2004

	Series A		Series B		Series C		Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholder	Accumulated Deficit	Other Comprehensive Income / (Loss)	Total Stockholders’ Equity)
	Shares	$Amount	Shares	$Amount	Shares	$Amount	Shares	$Amount
Balance as January 1, 2002	3,061,846	$1,058,625	4,261,706	$3,320,653	3,044,708	$6,783,363	5,627,500	$1,993,947	$(299,107)	$(420,600)	$(6,995,565)	$—	$5,441,316
Exercise of stock options							252,375	48,990					48,990
Amortization of deferred stock compensation, net of forfeitures									123,875				123,875
Compensation expense for non-employees stock options								49,319					49,319
Accretion of redemption value of Series D preferred stock											(446,502)		(446,502)
Net loss and comprehensive loss											(3,237,528)		(3,237,528)

Balance as of December 31, 2002	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	5,879,875	2,092,256	(175,232)	(420,600)	(10,679,595)	—	1,979,470
Components of comprehensive loss:
Net loss											(3,036,210)		(3,036,210)
Unrealized loss on investments												(6,090)	(6,090)
Foreign exchange gain												7,783	7,783

Total comprehensive loss													(3,034,517)
Exercise of stock options							647,853	481,584					481,584
Issuance of stock option to employees at less than fair market value								9,886,560	(9,886,560)				—
Amortization of deferred stock compensation, net of forfeitures									2,048,448				2,048,448
Compensation expense for non-employees stock options								1,072,522					1,072,522
Accretion of redemption value of Series D preferred stock											(1,339,507)		(1,339,507)
Repayment of stockholder note receivable										23,000			23,000

Balance as of December 31, 2003	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	6,527,728	13,532,922	(8,013,344)	(397,600)	(15,055,312)	1,693	1,231,000

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

Year’s Ended December 31, 2002, 2003 and 2004

	Series A		Series B		Series C		Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholder	Accumulated Deficit	Other Comprehensive Income / (Loss)	Total Stockholders’ Equity)
	Shares	$Amount	Shares	$Amount	Shares	$Amount	Shares	$Amount
Balance as of December 31, 2003	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	6,527,728	13,532,922	(8,013,344)	(397,600)	(15,055,312)	1,693	1,231,000
Components of comprehensive loss:
Net loss											(4,451,025)		(4,451,025)
Foreign exchange gain												241,150	241,150

Total comprehensive loss													(4,209,875)
Exercise of stock options							674,221	530,023					530,023
Issuance of stock option to employees at less than fair market value								13,081,909	(13,081,909)				—
Amortization of deferred stock compensation, net of forfeitures								(635,542)	11,915,353				11,279,811
Compensation expense for non-employees stock options								1,069,862					1,069,862
Accretion of redemption value of Series D preferred stock											(1,183,225)		(1,183,225)
Issuance of Restricted Stock							176,740	176					176
Exercise of Series C warrants					120,000	270,000							270,000
Conversion of convertible preferred stock to common stock	(3,061,846)	(1,058,625)	(4,261,706)	(3,320,653)	(3,164,708)	(7,053,363)	10,488,260	11,432,641					—
Conversion of Series D redeemable convertible preferred stock to common stock							5,087,767	19,596,469					19,596,469
Net proceeds from initial public offering, net of issuance costs of $ 2,913,593							4,785,825	34,918,341					34,918,341

Balance as of December 31, 2004	—	$—	—	$—	—	$—	27,740,541	$93,526,801	$(9,179,900)	$(397,600)	$(20,689,562)	$242,843	$63,502,582

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,451,025)	$(3,036,210)	$(3,237,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,105,763	953,401	636,240
Loss on disposal of property and equipment	47,406	—	4,365
Loss on investment	13,280	—	—
Deferred income taxes	(1,464,253)	—	—
Amortization of deferred stock compensation and other stock—based expense	12,349,673	3,120,970	172,865
Changes in operating assets and liabilities:
Accounts receivable	570,444	(3,251,073)	(242,547)
Inventories	(3,799,664)	(331,662)	(700,505)
Prepaid expenses and other	(889,817)	(19,197)	(199,669)
Restricted assets	(5,853,833)	(787,022)	—
Accounts payable	1,603,671	201,504	833,677
Accrued liabilities	2,408,247	71,800	132,836
Accrued tax payable	374,316	—	—
Accrued compensation and related benefits	1,003,109	119,284	188,097
Deferred rent	96,745	5,389	59,314

Net cash provided by (used in) operating activities	3,114,062	(2,952,816)	(2,352,855)

Cash flows from investing activities:
Property and equipment purchases	(3,218,678)	(1,634,348)	(1,074,536)
Proceeds from sale of fixed assets	34,200	—	—
Purchase of investments	(17,000,000)	(4,003,930)	—
Proceeds from sale of investments, net of realized gains	1,500,000	2,490,642	—

Net cash used in investing activities	(18,684,478)	(3,147,636)	(1,074,536)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred stock, net	—	—	16,627,235
Repayment of notes payable, net	—		(651,368)
Proceeds from exercises of stock options	530,023	481,584	48,990
Proceeds from issuance of restricted stock	176	—	—
Proceeds from exercise of Series C warrants	270,000	—	—
Proceeds from initial public offering, net of offering expenses	34,918,341	—	—
Repayment bank line of credit, net	—	—	(638,000)
Proceeds from stockholder notes receivable	—	23,000	—

Net cash provided by financing activities	35,718,540	504,584	15,386,857

Effect of change in exchange rates	235,060	7,783	—
Net change in cash and cash equivalents	20,383,184	(5,588,085)	11,959,466
Cash and cash equivalents, beginning of period	11,635,409	17,223,494	5,264,028

Cash and cash equivalents, end of period	$32,018,593	$11,635,409	$17,223,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$105,139

Supplemental disclosures of non-cash flow investing and financing activities:
Forgiveness of notes receivable and/or interest from stockholders	$—	$23,458	$—

Unrealized gain (loss) on investments	$—	$(6,090)	$—

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business—Monolithic Power Systems, Inc. (the Company) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. Monolithic Power Systems is a high performance analog and mixed-signal semiconductor company. The Company designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors for large and high growth markets. Its semiconductors, or integrated circuits (ICs), are used in a variety of electronic products, such as notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants. The Company’s integrated circuits are used to perform functions such as lighting electronic displays, converting or controlling voltages or current within systems, and amplifying sound. The Company differentiates its integrated circuits by offering solutions that are more highly-integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications, and, accordingly, more cost-effective than many competing solutions.

Basis of Presentation—The consolidated financial statements include the accounts of Monolithic Power Systems, Inc. and its wholly owned subsidiaries. The Company has sales offices in Taipei, Taiwan, Shanghai and Shenzhen, China, Gumi-dong, Korea and a subsidiary in Chengdu, China. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Transactions—Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, accounts receivable and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operating accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transaction and remeasurement gains and losses were not significant for any of the periods presented.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclass of Certain Accounts—Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to reclassify $0.5 million in 2003 of investments in auction rate notes from cash equivalents to investments in the consolidated balance sheet and to increase net cash flows used in investing activities by $0.5 million in 2003 and decrease net cash flows used in investing activities by $0.5 million in 2004 in the consolidated statements of cash flows. The reclassification did not impact net loss, working capital or cash flows from operations as previously reported.

Certain Significant Risks and Uncertainties—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents consist of checking and savings accounts. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; availability of foundry capacity; and the Company’s ability to attract and retain employees necessary to support its growth.

The Company is also a party to litigation with several competitors (see Note 12).

Cash Equivalents—The Company classifies all investments in highly liquid debt instruments with maturities at the date of purchase of three months or less as cash equivalents.

Investments—The Company has classified its entire investment portfolio as “available-for-sale securities.” Investments that are classified as “available for sale securities” are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Net realized investment gains or losses are recognized based upon the specific identification of investments sold. Gross realized gains and (gross realized losses) on those sales were ($13,280) and $9,350, respectively, for fiscal 2004 and 2003. The Company had no investments in 2002.

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents and investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Investments are stated at their fair market value (see Note 2).

Inventories—The Company values its inventory at the lower of the actual costs of its inventory (first-in, first-out method) or its current estimated market value. The Company writes down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Software is depreciated over one to three years, depending on the nature of the software.

Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

Other Assets—Other assets consist primarily of long-term lease deposits.

Restricted Assets—Restricted assets consist of cash placed in certificate of deposit accounts with, and assets seized by, a Court in Taiwan in conjunction with the current patent litigation (see Note 12).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer. The majority of the Company’s sales are made through distribution arrangements with third parties. Although some of these arrangements include stock rotation rights that permit the return of up to 5% of the previous six months’ purchases (no more than once every six months), the Company has not experienced any significant returns pursuant to these provisions. The Company’s normal payment terms with its distributors are 30 days from invoice date and the Company’s arrangements with its largest distributors do not include price protection provisions. Although some of the Company’s arrangements with smaller distributors include price protection provisions permitting them a credit for unsold inventory if the Company reduces its list prices, the Company has not experienced any significant claims pursuant to these provisions. The Company provides a standard 90-day warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts to the customer for defective goods. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and SFAS No. 5, Accounting for Contingencies, respectively. On occasion the Company permits the return of defective products outside the normal warranty period. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made. The Company had one third party with whom it had a distribution arrangement with extended payment terms; however, the Company discontinued using this third party in March 2004. Revenue for this third party was recognized on a sell-through basis, when the goods were shipped F.O.B. the Company’s facilities in Los Gatos, California to the end customer. This third party did not typically stock an inventory of the Company’s products.

Consideration Given to Customers—The Company granted 100,000 stock options to a non-employee in connection with a distribution arrangement in 2003. The fair value of the options was being recorded as a non-cash reduction of revenue in accordance with Emerging Issues Task Force Issue No. 01 -9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), over the term of the four-year contract term. Contra-revenue was $165,087 and $200,407 in the years ended December 31, 2004 and 2003, respectively. The option holder became an employee in June 2004 and, based on his job function, deferred stock compensation of $495,000 at June 30, 2004 is being amortized to selling and marketing expense over the remaining vesting period through 2007.

The Company has also granted stock options to individuals employed by certain of its customers. These options are valued using the fair value method and the related charge of $327,487 in the fourth quarter of 2004 is classified as a reduction of revenue in the statement of operations. Based on the fair value of the Company’s common stock at December 31, 2004, additional charges of approximately $37,934 will be recorded in 2005 over the remaining vesting periods. The ultimate amount of this charge in 2005 will vary depending on changes in the fair market value of the Company’s common stock.

Stock-Based Compensation—The Company accounts for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company accounts for stock-based compensation related to equity instruments issued to nonemployees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company amortizes deferred stock compensation using the multiple option award method. Had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123 using the fair value method, results would have been as follows:

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(4,451,025)	$(3,036,210)	$(3,237,528)
Add stock-based employee compensation included in reported net loss	11,279,811	2,048,448	123,875
Less stock-based employee compensation expense determined under the fair value method	(12,111,328)	(2,151,551)	(212,251)

Pro forma net loss	$(5,282,542)	$(3,139,313)	$(3,325,904)

Basic and diluted loss per share:
As reported	$(0.62)	$(0.71)	$(0.63)

Pro forma	$(0.71)	$(0.73)	$(0.64)

Research and Development—Costs incurred in research and development are charged to operations as incurred.

Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Patent Litigation —Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 12).

Loss per Common Share—Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

Comprehensive Loss—SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive loss includes unrealized gains/ (losses) on investments and foreign exchange gains (losses) for the year ended December 31, 2004 and 2003. Comprehensive loss was the same as net loss for the year ended December 31, 2002.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards—The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, (an amendment of ARB No. 43). Adoption is required for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition, SFAS 151 requires that the allocation of production overhead be based on normal capacity. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the consolidated financial statements.

2.    Investments

At December 31, 2004	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Bank Time Deposits	$7,637,526	$—	$—	$7,637,526
Mutual Funds	61,391	—	—	61,391
Government Agencies	21,606,690	—	—	21,606,690
US Government Agency Obligations	2,600,000	—	—	2,600,000
Municipal notes/bonds	13,500,000	—	—	13,500,000
Corporate Preferred Securities	900,000	—	—	900,000

Total Cash Equivalents and Investments	46,305,607	—	—	46,305,607
Cash on hand				2,712,986

Total				$49,018,593

Reported as:
Cash and Cash Equivalents				$32,018,593
Short term Investments				17,000,000

				$49,018,593

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
Bank Time Deposits	$8,721,251	$—	$—	$8,721,251
US Government Agency Obligations	1,513,280	315	(6,405)	1,507,190

Total Cash Equivalents and Investments	10,234,531	315	(6,405)	10,228,441
Cash on hand				2,914,158

Total				$13,142,599

Reported as:
Cash and Cash Equivalents				$11,635,409
Short term Investments				1,507,190

				$13,142,599

The amortized cost and estimated market value of investments, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2004
	Amortized Cost	Estimated Market Value
Due in 1 year or less	$29,305,607	$29,305,607
Due in 10 years or greater	17,000,000	17,000,000

Total	$46,305,607	$46,305,607

	December 31, 2003
	Amortized Cost	Estimated Market Value
Due in 1 year or less	$9,734,531	$9,728,441
Due in 10 years or greater	500,000	500,000

Total	$10,234,531	$10,228,441

Gross realized gains and (losses) on sales of fixed maturity securities were ($13,280) and $9,350 in 2004 and 2003, respectively.

3.    Inventories

Inventories consist of the following:

	December 31, 2003
	2004	2003
Work in progress	$3,426,623	$1,025,947
Finished goods	1,971,795	572,807

Total inventories	$5,398,418	$1,598,754

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment, net

Property and equipment consist of the following:

	December 31, 2003
	2004	2003
Computers, software and equipment	$7,144,264	$4,240,362
Furniture and fixtures	100,105	98,475
Leasehold improvements	152,025	—

Total	7,396,394	4,338,837
Less accumulated depreciation	(3,216,194)	(2,189,946)

Property and equipment, net	$4,180,200	$2,148,891

5.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2003
	2004	2003
Warranty (see Note 11)	$52,911	$120,000
Legal	2,441,854	161,027
Other	500,751	306,242

Total accrued liabilities	$2,995,516	$587,269

6.    Initial Public Offering

In November 2004, Monolithic Power Systems sold 4,000,000 shares of its common stock in its initial public offering at an offering price of $8.50 per share. The Company received proceeds of $28.7 million, net of related issuance fees and estimated offering costs. In connection with the initial public offering, 15,576,027 shares of preferred stock were converted into the same number of common shares and the carrying value of convertible preferred stock was reclassified to additional paid-in capital. In December 2004, the underwriter exercised their over allotment option for 785,825 common shares. The Company received proceeds of $6.2 million, net of related issuance fees.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Redeemable Convertible Preferred Stock

In August 2002, the Company issued 5,087,767 shares of Series D redeemable convertible preferred stock for cash proceeds of $16,627,235, net of issuance costs of $116,606. Pursuant to its conversion terms, the Series D preferred stock converted into 5,087,767 shares of common stock in connection with the Company’s initial public offering in November 2004. Prior to its conversion, the Company was accreting the redemption value over the period until redemption would have been required. Changes in Series D preferred stock are as follows:

Series D
Issuance of Series D in 2002	$16,627,235
Accretion of redemption value	446,502

Balance, December 31, 2002	17,073,737
Accretion of redemption value	1,339,507

Balance, December 31, 2003	18,413,244
Accretion of redemption value	1,183,225
Conversion to common stock paid in capital	(19,596,469)

Balance December 31, 2004	$—

8.    Stockholders’ Equity

Convertible Preferred Stock

During 1997, the Company issued 2,225,702 shares of Series A convertible preferred stock for $765,975, net of issuance costs of $13,021. In December 1998, 836,144 warrants to purchase Series A convertible preferred stock at $0.35 per share for $292,650 were exercised. On November 19, 2004, there were 3,061,846 Series A convertible preferred stock converted to common stock.

During 1999, the Company issued 4,261,706 shares of Series B convertible preferred stock for $3,320,653, net of issuance costs of $32,682. In August 2000, the Company issued warrants in connection with obtaining a revolving line of credit to purchase 60,000 shares of Series B convertible preferred stock at $0.80 per share. The warrant expires on August 2, 2005. The fair value of the warrant at the date of issuance was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return 4.9%; contractual life of five years; and expected volatility of 75%. The value was deemed to be $31,000 and was amortized to interest expense over the term of the revolving line of credit. The warrants are outstanding as of December 31, 2004.

In March 2001, in connection with a bridge loan, the Company issued warrants to purchase 120,000 shares of the Company’s Series C convertible preferred stock for $2.25 per share for a five year term. The fair value of the warrants of $172,077 was determined using the Black-Scholes option pricing model over the contractual term of the warrants using the following assumptions: stock volatility, 75%; risk free interest rate, 4.0% and no dividends during the contractual term. The fair value of the warrants was amortized to income over the term of the bridge loan. The bridge loan and associated accrued interest were converted on May 16, 2001 into 898,044 shares of Series C convertible preferred stock at a price of $2.25 per share for an aggregate purchase price of $2,000,000 and $20,600 representing principal and interest, respectively. The warrants were exercised during 2004 for aggregate proceeds of $270,000.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2001, the Company issued 2,146,664 shares of Series C convertible preferred stock for $4,762,763, net of issuance costs of $67,230.

In December 2001, the Company authorized a warrant to purchase 33,718 shares of Series C convertible preferred stock at $2.25 per share in connection with legal services. The fair value of the warrant at the date of issuance was $107,302, determined based on the fair value of the services received, and has been amortized to expense over the agreement period. In August 2002, the Company issued a warrant to purchase 33,718 shares of common stock at $1.20 per share that effectively replaced the warrant authorized by the Board of Directors in 2001. The Company has determined that the original value recorded in 2001 represents the fair value of consideration received and no additional expense was recorded in 2002. The warrants are outstanding as of December 31, 2004.

On November 19, 2004, the initial public offering date, there were 3,061,846 shares of Series A convertible preferred stock; 4,261,706 shares of Series B convertible preferred stock; and 3,164,708 shares of Series C convertible stock converted to common stock of the Company.

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. At December 31, 2004, 2003 and 2002, there were 290,991, 243,083, and 203,292, respectively, subject to repurchase.

In October 2004, our stockholders approved an issuance of restricted stock of 176,740 shares, which resulted in additional amortization of stock-based compensation expense of $195,150 in 2004.

In 2000 and 2001, the Company sold shares of common stock to certain employees and investors and accepted as payment a note receivable from the individuals due in four years from the date of issuance. The notes are guaranteed by the individuals, bear interest at 5.9% per year compounded annually, and are classified as stockholder notes receivable in the stockholders’ equity section of the balance sheets. During 2001, certain of these shares were repurchased by the Company and the related receivable was cancelled. In addition, during 2001 the Company forgave the note receivable from one of its investors and recorded the cancellation of the note as stock-based compensation in the amount of $17,000. The remaining note of $397,600 as of December 31, 2004 is due March 14, 2006.

Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the Plan), the Company may grant options to purchase up to 11,807,024 shares of common stock to employees, directors and consultants. The Plan provides for the granting of incentive stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory stock options may be granted at a per share price of not less than 85% of the fair market value of the underlying stock at the date of grant. However, if incentive stock options or nonstatutory stock options are granted to an employee, director or consultant who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price per share shall be no less than 110% of the fair market value of the underlying stock on the date of grant.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted to employees generally vest over one to four years and expire ten years after the grant date, subject to the employee’s continuous employment status. Options may be exercised at any time as to shares which have not yet vested, with unvested shares subject to repurchase rights by the Company.

A summary of activity under the Plan is as follows:

	Outstanding Option
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001 (594,163 vested at $0.44 per share)	1,825,500	$0.43
Granted (weighted average fair value at $0.15 per share)	2,615,500	1.13
Cancelled	(117,000)	0.93
Exercised	(252,375)	0.19

Balance, December 31, 2002 (882,964 vested at $0.45 per share)	4,071,625	0.88
Granted (weighted average fair value at $5.81 per share)	1,988,100	1.20
Cancelled	(346,022)	0.98
Exercised	(647,853)	0.74

Balance, December 31, 2003 (1,666,369 shares vested at $0.73 per share)	5,065,850	1.01
Granted (weighted average fair value of $5.06 per share)	4,337,600	7.75
Cancelled	(727,904)	2.04
Exercised	(674,221)	0.78

Balance, December 31, 2004	8,001,325	$4.59

At December 31, 2004, 2,092,750 shares were available for future grant.

The following summarizes information as of December 31, 2004 concerning outstanding and vested options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2004	Weighted Average Exercise Price
$ 0.08	231,250	4.63	$0.08	231,250	$0.08
0.80	691,000	6.37	0.80	612,830	0.80
1.20	2,439,475	8.02	1.20	1,101,702	1.20
1.32	1,980,500	8.75	4.26	252,770	1.48
7.50	788,700	8.26	7.62	—	—
10.00	1,772,400	9.38	10.00	93,166	10.00
10.91	98,000	9.93	10.91	2,000	10.91

$0.05 – $10.91	8,001,325	8.23	$4.59	2,293,718	$1.57

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s fair value calculations on stock-based awards under the 1998 Stock Plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected Life	4 years	4 years	4 years
Volatility	0-65%	—	—
Interest Rate	3.2%-4.7%	2.6%	3.5%
Dividends	—	—	—

The following weighted average assumptions are included in the fair value calculations for the rights to purchase stock under the 2004 Employee Stock Purchase Plan:

2004
Expected Life	0.5 years
Volatility	59%
Interest Rate	2.59%
Dividends	—

The Company’s calculations are based on a multiple award option valuation approach and forfeitures are recognized as they occur (see Note 1).

At December 31, 2004, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2004	2003
Conversion of outstanding preferred stock	—	15,456,027
Issuance under stock option plan	10,094,075	6,528,296
Issuance under the employee stock purchase plan	200,000	—
Exercise of warrants	93,718	213,718

Total	10,387,793	22,198,041

2004 Equity Inventive Plan

Our board of directors adopted our 2004 Equity Incentive Plan in March 2004, and our stockholders approved it in November 2004. Future options and other equity awards will be granted

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 2004 Plan and no further awards will be granted under the 1998 Stock Plan. A total of 800,000 shares have been reserved for issuance under the 2004 Plan, in addition to shares reserved but not issued under the 1998 Plan as of the effective date of the initial public offering and any shares returned to the 1998 Plan after the effective date of the offering as the result of termination of options or the repurchase of unvested shares issued thereunder. The 2004 Plan also provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors.

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering. Under the Purchase Plan, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan plus an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year or a number of shares determined by the Board of Directors.

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such deferred stock compensation was $13,081,909, $9,886,560 and none in 2004, 2003, 2002, respectively, and is being amortized to expense over the vesting period of the options, generally four years, using the multiple option award method. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures was $11,279,811, $2,048,448 and $123,875, in 2004, 2003, 2002, respectively.

During 2004, 2003, 2002 the Company issued nonstatutory options to nonemployees for the purchase of 79,100, 169,000 and 90,000 shares of common stock at weighted average exercise prices of $3.09, $1.20, and $1.07 per share, respectively. Such options were issued for services provided by nonemployees and have vesting terms generally ranging from 4 months to 4 years. Accordingly, the Company recorded $1,069,862, $1,072,522 and $49,319 respectively, as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Contractual Life	10 years	10 years	10 years
Volatility	59%-65%	65%	100%
Interest Rate	4.4%-4.7%	4.4%	5.3%
Dividends	—	—	—

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Net Loss Per Share

For the years ended December 31, 2004, 2003 and 2002, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	December 31,
	2004	2003	2002
Convertible preferred stock	—	10,368,260	10,368,260
Redeemable convertible preferred stock	—	5,087,767	5,087,767
Stock options	8,001,325	5,065,850	4,071,625
Restricted common stock	290,991	243,083	203,292
Warrants	93,718	213,718	213,718

Total	8,386,034	20,978,678	19,944,662

10.    Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2004	2003	2002
Current:
Federal	$527,000	$—	$—
State	96,000	—	—
Foreign	186,000	—	—
Deferred:
Federal	2,822,000	(623,000)	(973,000)
State	185,000	(135,000)	(8,000)
Foreign	(23,000)	—	—
Valuation allowance	(4,794,000)	758,000	981,000

Income tax Benefit	$1,001,000	$—	$—

Losses before income tax benefit include income (losses) relating to non U.S. operations of $90,000, ($65,000) and ($76,000) in 2004, 2003 and 2002, respectively.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2004	2003	2002
U.S. statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	3.4	(1.4)	(0.2)
Research and development credits	0.2	(5.4)	(6.3)
Deferred stock compensation	71.0	23.7	—
Foreign income at lower rates	23.2	0.0	0.0
Other	6.7	(1.7)	11.2
Change in valuation allowance	(87.9)	19.8	30.3

Effective tax rate	(18.4)%	0.0%	0.0%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Net operating loss carryforwards	$—	$2,703,000
Research and business tax credits	339,000	1,093,000
Other costs not currently deductible	1,125,000	998,000

	1,464,000	4,794,000
Valuation allowance	—	(4,794,000)

Net deferred tax assets	$1,464,000	$—

Based on the available objective evidence and the recent history of profits and forecasted taxable income in 2005, management concluded that all of the Company’s net deferred tax assets would be realizable. Accordingly, the Company had no valuation allowance as of December 31, 2004.

As of December 31, 2004, the Company had available for carryforward research and business tax credits for state income tax purposes of approximately $500,000. These credits carry forward indefinitely.

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $54,000 at December 31, 2004.

11.    Commitments

Lease Obligations

The Company leases its headquarters and sales offices under noncancelable operating leases which expire at various dates through 2009. Certain of the Company’s facility leases provide for periodic rent increases. In October 2003, the Company amended its existing headquarters facility lease to move to an adjacent facility and extend the lease term from 2007 to 2009. The Company moved to the new facility in February 2004 with lease payments under the new terms beginning in March 2004. The Company entered into a second lease amendment to increase the space available under its facility lease. In addition, the Company entered into lease arrangements in 2004 for facilities located in Chengdu, Shanghai and Shenzhen, China. Total obligations under the revised lease are included below. Rent expense for the years ended December 31, 2004, 2003 and 2002, $749,040, $432,216 and $370,515, respectively. Payments under the new agreement are included in the table below.

The following is a schedule by year and in the aggregate of future minimum lease payments under noncancelable operating leases having initial or remaining terms in excess of one year at December 31, 2004:

2005	$689,452
2006	577,670
2007	608,352
2008	640,660
2009	107,674

Total	$2,623,808

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty and Indemnification Provisions

The Company provides a standard 90-day warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts for defective units. On occasion the Company permits the return of defective products outside the normal warranty period. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made.

The Company has standard indemnification provisions which it commonly provides to its vendors, customers, parties with whom it has distribution arrangements and contractors. The indemnification provision provides that the Company’s products and technologies do not infringe on any third parties’ intellectual property rights. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. Such costs were $1.3 million for the year ended December 31, 2004. There were no such costs in 2003 or 2002. These costs are charged to operations as incurred (also see Note 12). The Company also provides for indemnification of its directors and officers.

The changes in warranty reserves during 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance at beginning of year	$120,000	$176,275	$165,254
Warranty costs	(165,241)	(312,249)	(116,398)
Warranty provisions for product sales	98,152	255,974	127,419

Balance at end of year	$52,911	$120,000	$176,275

The indemnification payments are as follows:

	2004	2003	2002
Balance at Beginning of year	$—	$—	$—
Indemnification Payments	(1,826,093)	—	—
Indemnification Provisions	2,229,425	—	—

Balance at end of year	$403,332	$—	$—

Purchase Commitments

The Company has outsourced the production of wafers to a third party foundry. The agreement with the foundry provides for three-month production forecasts. The Company is committed to purchase any wafers under a three-month production forecast, once production has begun. As of December 31, 2004 and December 31, 2003 these purchase commitments were $7,297,285 and $1,541,189 respectively.

Chengdu, China Commitment

The Company has signed an agreement with a Chinese local authority to construct a facility in Chengdu China, initially for testing of our ICs. Pursuant to the agreement, we have agreed to contribute capital (in form of cash, in-kind assets, and /or intellectual property) of at least $5.0 million to a wholly owned Chinese subsidiary as the registered capital of the subsidiary. From the date when the

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

local authorities have both approved the establishment of our Chinese subsidiary and granted its business license, $0.75 million of the investment is to occur within one year and the remaining balance is to occur within three years. The Company currently anticipates that the registered capital, approximately $5.0 million will consist of $0.5 million cash and $4.5 million will consist of in-kind assets, such as testing equipment and office equipment, furniture, and supplies. In addition, the Company is obligated to purchase land use rights for the facility of approximately $241,000, which is expected to occur in 2005, and to acquire the facility after five years for the original construction cost (currently estimated at approximately $821,000, less the amount of lease payments to be made by the Company, approximately $290,000.

12.    Litigation

O2 Micro, Inc.

Overview

Since November 2000, the Company has been engaged in multiple legal proceedings against O2 Micro, Inc. (“O2 Micro”) and its parent corporation, O2 Micro International Limited (“O2 International”). The Company refers to O2 Micro and O2 International together as (“O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan by the Company and O2 alleging patent infringements and misappropriation of trade secrets, all of which relate to the Company’s CCFL backlight inverter product family. Although the Taiwanese injunction against the Company specifically named only the Company’s MP 1011A and MP 1015 products within that product family, the underlying patent dispute involves issues that could affect all of the Company’s CCFL backlight inverter products that are used in Taiwan. In 2004, revenues from the Company’s CCFL backlight inverter product family were $21.9 million or 46.0% of total revenue, of which products used in Taiwan, represented a significant portion of the Company’s revenues in 2004. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of the Company’s products and the Company’s wafer manufacturer. All of these legal proceedings pose various degrees of risk to the Company’s business.

Regardless of the extent to which these legal actions have been successful or not successful, the legal expenses associated with the various actions in the U.S. and Taiwan have been high and have had a significant impact on the Company’s financial position and results of operations. Please read “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more detail on the financial impact these legal actions have had on the Company.

Patents at Issue

The various litigations arise from patents issued to O2 and the Company covering products that compete with each other.

The Company’s Patents.    The Company’s patents at issue are (i) U.S. Patent No. 6,114,814, issued to the Company on November 5, 2000 and relating to inverter ICs for LCD display products (which include, for example, the Company’s CCFL backlight inverter product family) (“the ‘814 patent”) and (ii) U.S. Patent No. 6,316,881 (“the ‘881 patent”), a continuation of the ‘814 patent that issued to the Company on November 13, 2001.

O2’s Patents.    The O2 patents at issue are (i) U.S. Patent No. 6,259,615 B1 issued to O2 International on July 10, 2001 and also relating to inverter ICs for LCD display products (“the ‘615

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

patent”), (ii) U.S. Patent No. 6,396,722 (“the ‘722 patent”), a continuation of the ‘615 patent that issued to O2 on May 28, 2002, (iii) U.S. Patent No. 6,804,129 (“the ‘129 patent”), a continuation of the ‘615 and ‘722 patents that issued to O2 on October 12, 2004, and (iv) Taiwan Patent No. 152318 issued to O2 International on March 1, 2002, which is a counterpart to the ‘615 patent (“the ‘318 patent”). O2’s original applications for its U.S. ‘615 patent and its Taiwan ‘318 patent were substantially similar, but some of O2’s claims contained in the ‘318 patent were rejected by the U.S. Patent and Trademark Office and accordingly the U.S. patent was narrowed significantly before issuance. The Taiwan patent, however, was not similarly narrowed and was issued in the broader form originally requested.

U.S. Litigation

Various U.S. lawsuits between O2 and the Company have been consolidated in the U.S. District Court for the Northern District of California. O2 has (i) claimed that the Company interfered with O2’s prospective economic advantage and disrupted O2’s customer relationships by misrepresenting the scope of the Company’s ‘814 patent, (ii) asked the court to declare that O2 does not infringe the Company’s ‘814 patent and that the Company’s ‘814 patent is invalid, (iii) claimed that the Company’s products infringe its ‘615 patent, and (iv) claimed that the Company misappropriated its trade secrets. The Company has (i) claimed that O2’s products infringe the Company’s ‘814 and ‘881 patents and (ii) asked the court to declare that O2’s ‘615 patent is invalid or not enforceable or that the Company’s products do not infringe O2’s ‘615 patent. Each party denied the allegations in the other party’s complaints and sought damages and an injunction prohibiting the other party from selling its products.

In February 2004 and May 2004, the court ruled on these matters as follows: (i) granting summary judgment for the Company that it’s products do not infringe the ‘615 patent, (ii) dismissing O2’s claim that the Company interfered with O2’s economic advantage, (iii) denying O2’s motion for summary judgment that O2’s products do not infringe the Company’s ‘814 and ‘881 patents or that those patents are invalid, and (iv) denying both parties’ motions for summary judgment on O2’s trade secret claims. The Company expects O2 to eventually appeal one or more of these rulings to the U.S. Court of Appeals for the Federal Circuit. O2 could wait to file any such appeal until conclusion of the trial or could ask the trial judge to allow an earlier appeal prior to the trial.

The claims remaining after these rulings include (i) O2’s trade secret claims and (ii) the Company’s infringement claims for injunctive relief only and not for damages. Trial on these matters is currently scheduled for May 2005. While the Company believes that the Company’s ‘814 and ‘881 patents are valid and that the Company has not misappropriated any of O2’s trade secrets, a court could find differently. If the court finds that the Company’s ‘814 and ‘881 patents are invalid, the Company’s competitive position would be severely harmed. If the court finds that the Company has misappropriated O2’s trade secrets, the Company could be liable for damages to O2 and/or be enjoined from further misappropriation or use of the alleged trade secrets. Any award of damages could have a material adverse effect on the Company’s financial position and operating results.

In addition, if O2 appeals the rulings in the Company’s favor, the Company will at a minimum continue to incur substantial legal expense contesting any such appeal. If O2 were to be successful on any such appeals, O2’s claims would be remanded for further proceedings potentially including trial. If the court were to find that the Company’s products infringe the ‘615 patent, the Company could be liable to O2 for damages and could be enjoined from selling the Company’s products in the U.S. Any such injunction would have a material adverse effect on the Company’s business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction. If the

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court found that the Company has interfered with O2’s economic advantage, the Company could be liable for damages to O2, which could have a material adverse effect on the Company’s financial position and operating results.

In January 2003, O2 filed a lawsuit against Sumida Corp. and Taiwan Sumida Electronics Inc. in the U.S. District Court for the Eastern District of Texas alleging that Sumida’s use of the Company’s products in Sumida’s products infringes the ‘615 and ‘722 patents. The Company has agreed to assume the defense of Sumida pursuant to an indemnity agreement. That case has been set for trial for June 2005.

In response to O2’s action against Sumida, in May 2004, the Company filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Company does not infringe O2’s ‘722 patent. That case has been assigned to the same Judge presiding over the litigation over the ‘615, ‘814, and ‘881 patents described above, but it has not been consolidated with the earlier case. In October 2004, O2 filed a counterclaim for alleged infringement of the ‘722 patent, and added the Company’s foundry, Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), as a counterclaim defendant. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. No trial date has yet been set in this matter.

On or about October 12, 2004, O2 filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas for alleged infringement of the ‘129 patent. The Company has filed an answer and an antitrust and unfair competition counterclaim against O2. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be.

If the California court were to find that the Company’s products infringe the ‘722 patent, or if a court were to find that the Company’s products infringe the ‘129 patent, the Company could be liable to O2 for damages and could be enjoined from selling the Company’s products in the U.S. Any such injunction would have a material adverse effect on the Company’s business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction.

Taiwan Litigation

Summary.    In addition to the U.S. litigation described above, O2 has brought legal proceedings against the Company in Taiwan based upon its ‘318 patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In January 2003, upon O2’s request, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting the Company from manufacturing, designing, displaying, importing or selling the Company’s MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at the Company’s request.

The Company believes that it has at all times conducted its business in compliance with the injunction. Nevertheless, O2 has attempted repeatedly various actions to persuade the court that the Company has violated it. The court has not yet issued a ruling on O2’s motion. The Company has also taken several legal actions in an attempt to have the injunction lifted and/or to have O2’s ‘318 patent declared invalid. These actions include appealing the Shihlin District Court’s injunction, initiating proceedings with the Taiwan Intellectual Property Office (TIPO) to invalidate O2’s ‘318 patent and

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

seeking counter-injunctions from the Taipei District Court. Some of those actions have produced legal outcomes in the Company’s favor and others have not, but none has yet resulted in the lifting of the injunction or the invalidation of O2’s patent. The Company intends to continue pursuing the available legal avenues to achieve these objectives.

In June 2003, O2 filed a lawsuit against the Company in the Shihlin District Court for a resolution on the merits of O2’s claim that the Company’s products infringe O2’s ‘318 patent. That lawsuit was dismissed in April 2004, but O2 filed a similar lawsuit in Taipei District Court shortly thereafter.

In August 2004, the TIPO issued a letter ordering O2 to amend its ‘318 patent. The TIPO letter indicated that two of the three independent claims asserted by O2 lacked inventive steps and therefore should be amended or deleted by O2. As to the third independent claim, the TIPO indicated that certain corrections should be made, but has not at this time indicated that the third independent claim should be amended or deleted. In December 2004, O2 filed its amendment on its ‘318 patent and the Company have responded with the Company’s comments on its amendment in February 2005. TIPO has not made a decision on whether O2’s amendment is adequate. If, following such correction, the third claim is upheld by the TIPO, such claim could be sufficient for O2 to continue its patent claims against the Company. In July 2004, the Taiwan Supreme Court issued a ruling that remanded the Company’s motion for a retrial of O2’s preliminary injunction against the Company to the Taiwan High Court. In that ruling, the Taiwan Supreme Court indicated that, in order for O2 to be entitled to sue for or seek injunctions relating to infringement of its patents under Taiwan patent law, it must be demonstrated whether O2’s country of incorporation, the Cayman Islands, offers similar, reciprocal protections to Taiwanese individuals and entities under its patent law. The court has not yet ruled on this issue.

The Company’s Counter-Injunctions Against O2.    The Company has obtained two defensive counter-injunctions from the Taipei District Court, the first of which prohibits O2 from interfering with the Company’s or other parties’ use of the Company’s MP 1011A and MP1015 products. The second injunction prohibits O2 from interfering with the manufacture, sale, use or importation, by either the Company or a third party, of a number of the Company’s other products which are specifically enumerated in the injunction, although the MP1010B is not specifically addressed. The Company posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court in connection with the two defensive preliminary injunctions. These bonds are currently recorded as restricted assets on the Company’s balance sheet. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect the Company’s results of operations and financial position for that quarter.

O2’s Other Actions Against The Company.    In August 2003, November 2003, and March 2004, O2 filed for provisional seizures against the Company in the Shihlin District Court and Taipei District Court, which would entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan, including but not limited to MP 1011A and MP 1015 parts. This $1.9 million figure represents the amount of damages O2 has currently claimed in its Taiwan patent infringement suit against the Company, although at various times in the past O2 has claimed substantially higher damage amounts. The court granted the provisional seizures. The execution of the first provisional seizure was exempted because the Company posted a bond in the amount of approximately $90,000. The Company elected not to post a bond to exempt the second and third provisional seizure orders, and the court seized property from the Company’s Taiwan office. The Company has appealed the

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second and third provisional seizures to the Supreme Court. One of the Company’s appeals, involving the third seizure, has been denied but the other appeal regarding the second seizure is still pending. The second and third provisional seizure orders have not yet been executed to the satisfaction of O2’s demand, and accordingly O2 may continue to request that the court seize the Company’s property under these orders. O2 has applied for court orders allowing O2 to seize payments from the Company’s customers if such payments are made in Taiwan to the Company. The Court has granted two such orders against two of the Company’s customers, Asustek and Sumida, but it is the Company understands that O2 thus far has not been successful in seizing or attaching property of either of these customers. The seized assets would be released to the Company upon the earlier to occur of: (i) if and when the provisional seizure orders were to be revoked by the court or upon O2’s application or (ii) if and when the lawsuits on the merits filed by O2 were to be dismissed and such dismissal were final and conclusive. However, if O2 were to receive final judgment in its favor on the merits, O2 would be able to file an application to sell the seized assets by auction to cover any damages that the court determines O2 to have suffered.

Trial on the Merits in Taiwan.    The Company could lose at trial on the question of whether the Company’s products infringe O2’s ‘318 patent. Although O2 has named only the Company’s MP1011A and MP1015 products in its lawsuit, if the court were to conclude that those products infringe the ‘318 patent, the court could also conclude that many of the Company’s newer products, including the 1010B and other CCFL products that are physically similar to the MP1011A and/or the MP1015, infringe O2’s ‘318 patent. The Company does not believe that the ‘318 patent is a valid patent or that any of the Company’s products infringe the ‘318 patent, but a court may come to a different conclusion. O2’s original applications for its U.S. ‘615 patent and its Taiwan ‘318 patent were substantially similar, but some of O2’s claims contained in the ‘318 patent were rejected by the U.S. Patent and Trademark Office. Since the claims in the ‘318 patent are formulated more broadly than those of the ‘615 patent, the summary judgment in the U.S. that the Company’s products do not infringe the ‘615 patent may not be as helpful to the Company in the ‘318 case as it might be if the patents were identical.

If the court were to conclude that any of the Company’s products infringe the ‘318 patent (and if the ‘318 patent were valid), the Company could be liable to O2 for damages based on past sales, and could further be permanently enjoined from selling those products (directly or through distribution arrangements) for use in Taiwan. Although many system and module manufacturers who use the Company’s products have shifted, and are continuing to shift, their manufacturing from Taiwan to China, a significant portion of the Company’s expected future revenue over the next several years is expected to come from users of the Company’s CCFL backlight inverter product family in Taiwan. A final judgment awarded by a court prohibiting direct or indirect sales of the Company’s MP 1011A or MP 1015 products into Taiwan would have a material adverse effect on the Company’s business and results of operations for at least several quarters while the Company work to transition customers to alternative, non-infringing products. The Company cannot be sure that the Company could successfully effect such a transition. If the Company is permanently enjoined from selling other, newer products into Taiwan, this would have an immediate, drastic, and adverse effect on the Company’s ability to continue in the Company’s business as presently conducted.

O2’s Lawsuits against The Company’s Customers and Other Third Parties.

In addition to lawsuits between O2 and the Company, O2 has also initiated numerous legal proceedings in Taiwan and in the United States against other companies which have been purchasers, supplier and/or users of the Company’s products. The Company is aware that in some cases those companies have been enjoined from using MP1011A and MP1015 products imported into Taiwan. In at

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least two cases, preliminary injunctions were upheld by district courts in Taiwan. Injunctions against end-users of the Company’s products necessarily reduce the demand for the Company’s products, potentially leading to reduced sales. Under certain circumstances, the Company has agreed to indemnify certain customers and manufacturer against patent infringement. Continued expenditure of the Company’s funds in defending customers and manufacturer against O2’s lawsuits could materially and adversely affect the Company’s financial condition and operating results.

Additional O2 Patents.

The Company is aware that O2 has recently been issued at least one other U.S. patent that is a continuation of the patents it has accused the Company of infringing, has also filed for a U.S. patent that would be a continuation of the patents it has accused the Company of infringing, and has filed for related patents in other Asian countries. The Company is not aware that any foreign patents have been issued in response to these patent applications and do not know when, if ever, any such patent will issue. Nevertheless, the Company expects O2 may pursue claims against the Company based on this additional issued U.S. patent or any other additional U.S. or foreign patents that O2 may obtain in the future. In this regard, O2 often has sued the Company on additional patents as they have issued, including suits on two additional patents filed in October 2004. Depending on the scope and severity of those claims, any injunctions that may be issued against the Company, or damages that may be awarded against the Company, could have a material and adverse effect on the Company’s business and results of operations.

Linear Technology Corporation

On May 3, 2004, Linear filed a complaint for misappropriation of trade secrets, unfair business practices, California common law unfair competition, breach of agreement, and breach of the duty of good faith and fair dealing against the Company and Timothy Cox, a former Linear employee who currently works for the Company, in the Superior Court of the State of California, Santa Clara County. Effective January 25, 2005, the Company entered into an agreement to settle the action on terms mutually satisfactory to the parties, and the case was dismissed.

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930. The investigation is now captioned: In the Matter of Certain Voltage Regulator Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleges that two of the Company’s products, the MP1556 (a product within the Company’s DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear has examined numerous other products within the Company’s DC to DC converter product family that do not employ the particular circuitry utilized in the MP1556 and has not accused those other products of infringement. Therefore, Linear’s allegations appear limited to the particular circuitry used in a relatively small number of products and products under development. Linear alleges that the Company violated section 337 because the Company imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requests that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there has been a violation of section 337, as alleged in the complaint. The Company believes

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it has meritorious defenses to the claims and is defending vigorously against them. The matter had been scheduled for trial before the ITC commencing March 30; however, at Linear’s request due to a conflict with another trial, the judge has rescheduled the trial to commence June 22, 2005. If Linear is successful in securing an exclusion order against the MP1556, EV0063, and potentially other products, such an exclusion order would prevent such products from being shipped into the United States and would have a material adverse effect on the Company’s cash flow, results of operations, and financial condition.

Microsemi Corporation

On October 7, 2004, Microsemi filed a patent infringement lawsuit in the United States District Court for the Central District of California. The lawsuit identifies four patents—U.S. Patent Nos. 5,615,093; 5,923,129; 5,930,121; and 6,198,234—that purportedly are now owned by Microsemi and alleges that the Company infringes those patents. The complaint describes the patents as covering ‘display lamp driver’ technologies, which facilitate the lighting of electronic displays found in laptop and personal computers, personal digital assistants and televisions as well as countless liquid crystal display (“LCD”) screens.

The complaint does not identify which claims in the four patents are allegedly infringed nor does it identify which of the Company’s products supposedly infringe the patent claims. The complaint requests an injunction to prevent the Company from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. The Company has filed an answer and counterclaim, denying infringement and seeking a declaration that the Company does not infringe the patents and/or that the patents are invalid. The court has scheduled a case management conference hearing for April 18, 2005.

Based upon the description of the technology contained in Microsemi’s complaint and Microsemi’s responses to discovery requests, the Company understands that Microsemi will contend that one or more of the Company’s CCFL backlight inverter products infringes its patents. Because the litigation is in a preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. If the Company does not prevail in the litigation, the Company could be ordered to pay monetary damages, and the Company could be enjoined from selling one or more of the Company’s CCFL backlight inverter products into the U.S., either directly or indirectly. In 2004, revenues from the Company’s CCFL backlight inverter product family were $21.9 million, respectively, or 46.0% of total revenue. Because many of the Company’s products are sold indirectly by the Company’s customers back into the U.S., a U.S. injunction covering one or more of the Company’s products would likely substantially reduce sales of those products. Any of the results described above would have a material adverse effect on the Company’s cash flow, results of operations, and financial condition.

Micrel Corporation

On November 10, 2004, Micrel filed a patent infringement lawsuit in the United States District Court for the Northern District of California. The lawsuit identifies two patents—U.S. Patent Nos. 5,517,046, entitled “High Voltage Lateral DMOS Device With Enhanced Drift Region,” and 5,556,796, entitled “Self-Alignment Technique For Forming Junction Isolation And Wells”—that purportedly are owned by Micrel and alleges that the Company’s products infringe those patents. Michael Hsing, the Company’s Chief Executive Officer, and another of the Company’s employees are named inventors on both of Micrel’s patents and Jim Moyer, the Company’s Chief Design Engineer, is a named inventor on one of them. Micrel’s complaint does not identify which claims in the two patents are allegedly infringed

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nor does it identify which of the Company’s products allegedly infringe the patent claims. However, because Micrel’s patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device, all of the Company’s products could potentially be implicated. The complaint requests among other remedies preliminary and permanent injunctions to prevent the Company from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

On November 29, 2004, Micrel filed an amended complaint adding causes of action for alleged statutory and common law misappropriation of trade secrets, alleged breach of confidentiality agreements by Messrs. Hsing and Moyer (both former employees of Micrel), and alleged violation of California’s Unfair Competition Law. The amended complaint also adds Messrs. Hsing and Moyer as defendants. Micrel’s amended complaint adds requests for damages attributable to the alleged misappropriation of Micrel’s trade secrets and alleged violation of the confidentiality agreements; for preliminary and permanent injunctive relief to prevent the Company’s future use of Micrel’s alleged trade secrets; and for attorneys’ fees and costs. The Company has filed a motion to dismiss these claims on statute of limitations and preemption grounds.

The court has not set a trial date, and discovery has not yet begun. Because the litigation is in a very preliminary stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. The Company has, however, conducted an initial review of the Micrel patents and compared them with the manufacturing processes and design elements the Company uses for the Company’s products. The Company has also conducted an initial review of the causes of action added by the amended complaint. Based on this initial review, the Company believes that the Company has meritorious defenses to all of Micrel’s claims. If the Company does not prevail in the litigation, the Company could be ordered to pay to Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages, and the Company could be enjoined from selling one or more of the Company’s products into the U.S., either directly or indirectly. Because many of the Company’s products are sold indirectly by the Company’s customers back into the U.S., a U.S. injunction covering one or more of the Company’s products would likely substantially reduce sales of those products. Any of these results would have a material and adverse effect on the Company’s results of operations and any injunction that prohibits the Company from selling significant products for any length of time would have an immediate and drastic negative effect on the Company’s cash flow, results of operations, and financial condition

13.    Employee Benefit Plan

The Company sponsors a 401 (k) savings and profit-sharing plan (the Plan) for all employees who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2004, 2003 and 2002.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Major Customers

The following table summarizes net revenue and accounts receivable, net for customers which accounted for 10% or more of accounts receivable, net or net revenue:

	Accounts Receivable, Net			Net Revenue
	December 31,			December 31,
Customers	2004	2003	2002	2004	2003	2002
A	—	—	—	—	—	13%
B	—	27%	21%	1%	14%	22%
C	—	37%	—	3%	30%	—
D	—	—	23%	—	—	13%
E	7%	—	—	6%	7%	11%
F	9%	9%	—	9%	16%	4%
G	24%	—		28%	—	—
H	11%	—	—	21%	—	—

15.    Segment Information

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the personal computing and telecommunications markets. The Company’s chief operating decision maker is its chief executive officer. The Company derived substantially all of its sales from international sales during 2002. In 2003, the Company had significant sales to a third party with whom it had a distribution arrangement in the United States who resells primarily to customers in Asia. In March 2004, the Company discontinued using this particular third party and is using other distributors in Asia for sales to customers in that region.

The following is a summary of net revenues by geographic region based on customer location:

	December 31
Country	2004	2003	2002
United States	$1,552,561	$7,674,553	$121,925
Taiwan	19,140,885	10,006,563	10,033,798
Japan	2,778,974	2,617,923	1,863,118
China	18,469,376	1,411,026	—
Korea	3,733,732	—	—
Other	1,919,511	2,494,266	186,760

Total	$47,595,039	$24,204,331	$12,205,601

Although 3% and 32% of direct sales are to customers in the United States in 2004 and 2003, respectively, 99% both in 2004 and 2003, respectively of direct sales and indirect sales through distributors are to customers in Asia.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net revenue by product type:

	Years Ended December 31,
	2004	2003	2002
Cold Cathode Fluorescent Lamp Inverters	$21,910,119	$16,898,243	$9,693,959
Direct Current (DC) to DC Converters	19,467,986	5,549,264	388,131
LED Drivers	4,905,354	1,441,755	420,565
Audio Amplifiers	1,311,580	315,069	1,702,946

Total	$47,595,039	$24,204,331	$12,205,601

The following is a summary of long-lived assets by geographic region; excluding restricted assets (see Note 1):

	Years Ended December 31,
Country	2004	2003	2002
United States	$4,810,728	$2,110,572	$1,497,534
Taiwan	70,901	23,488	47,236
China	69,347	14,831	—
Korea	20,690	—	—

Total	$4,971,666	$2,148,891	$1,544,770

16.    Valuation and Qualifying Accounts

The Company had the following activity in its valuation allowances:

	Sales Returns	Bad Debt	Total	Deferred Tax Asset Valuation Allowance
Balance, January 1, 2002	—	—	—	3,211,000
Charged to Costs and Expenses	—	50,000	50,000	981,000
Deductions	—	—	—	—

Balance, December 31, 2002	—	50,000	50,000	4,192,000
Charged to Costs and Expenses	90,482	—	90,482	602,000
Deductions	(81,373)	(14,176)	(95,549)	—

Balance, December 31, 2003	9,109	35,824	44,933	4,794,000
Charged to Costs and Expenses	276,213	13,441	289,654
Deductions	(76,600)	(35,824)	(112,424)	(4,794,000)

Balance, December 31, 2004	$208,722	$13,441	$222,163	$—

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data (Unaudited)

	Three months ended,
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004 (1)
	(in thousands, except per share data)
Revenue	$6,795	$11,264	$14,737	$14,799
Cost of revenues	3,273	4,729	5,832	5,657

Gross profit	3,522	6,535	8,905	9,142
	51.8%	58.0%	60.4%	61.8%

Operating expenses:
Research and development (excluding stock-based compensation)	1,364	1,964	2,093	2,268
Selling, general and administrative (excluding stock-based compensation)	1,531	1,654	1,863	2,018
Patent litigation	601	874	3,370	2,988
Stock-based compensation *	2,950	2,801	2,682	2,613

Total operating expenses	6,446	7,293	10,008	9,887

Loss from operations	(2,924)	(758)	(1,103)	(745)
Other income (expense):
Interest and other income	26	43	40	62
Interest and other expense	(1)	(10)	(82)	—

Total other income (expense), net	25	33	(42)	62

Net income (loss) before income taxes	(2,899)	(725)	(1,145)	(683)
Income tax benefit	—	—	—	(1,001)

Net Income (loss)	(2,899)	(725)	(1,145)	318
Accretion of redeemable preferred stock	335	335	335	178

Net income (loss) attributable to common stockholders	$(3,234)	$(1,060)	$(1,482)	$140

Basic income (loss) per common share	$(0.50)	$(0.16)	$(0.22)	$0.01

Diluted income (loss) per common share	$(0.50)	$(0.16)	$(0.22)	$0.01

Shares used in basic income (loss) per common share	6,482	6,706	6,818	16,186

Shares used in diluted income (loss) per common share	6,482	6,706	6,818	27,922

* Stock-based compensation has been excluded from the following line items:
Research and development	$1,011	$1,379	$1,436	$1,301
Selling, general and administrative	1,939	1,422	1,246	1,312

Total	$2,950	$2,801	$2,682	$2,613

(1)	During the fourth quarter of 2004, the Company determined that realization of its net deferred tax assets is more likely than not and, accordingly, reversed its remaining valuation allowance.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited	Three months ended,
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003
	(in thousands, except per share data)
Revenue	$3,256	$4,675	$8,110	$8,163
Cost of revenues	1,866	2,330	3,544	3,189

Gross profit	1,390	2,345	4,566	4,974
	42.7%	50.2%	56.3%	60.9%
Operating expenses:
Research and development (excluding stock-based compensation)	1,281	1,480	1,372	1,361
Selling, general and administrative (excluding stock-based compensation)	815	863	977	1,259
Patent litigation	1,097	1,372	1,278	585
Stock-based compensation*	148	356	779	1,458

Total operating expenses	3,341	4,071	4,406	4,663

Net income (loss) from operations	(1,951)	(1,726)	160	311
Other income (expense):
Interest and other income	76	43	31	45
Interest and other expense	—	—	(25)	—

Total other income (expense), net	76	43	6	45

Net income (loss) before income taxes	(1,875)	(1,683)	166	356

Net Income (loss)	(1,875)	(1,683)	166	356
Accretion of redeemable preferred stock	335	335	335	335

Net income (loss) attributable to common stockholders.	$(2,210)	$(2,018)	$(169)	$21

Basic income (loss) per common share	$(0.37)	$(0.33)	$(0.03)	$0.00

Diluted income (loss) per common share	$(0.37)	$(0.33)	$(0.03)	$0.00

Shares used in basic income (loss) per common share.	6,018	6,051	6,147	6,358

Shares used in diluted income (loss) per common share	6,018	6,051	6,147	20,815

* Stock-based compensation has been excluded from the following line items:
Research and development	$18	$82	$213	$670
Selling, general and administrative	130	274	566	788

Total	$148	$356	$779	$1,458

ITEM 9.    CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 2, 2005, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report

(1) All financial statements

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2(4)	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3(5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4(6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7(9)	Employment Agreement with Michael Hsing.

10.8(10)	Employment Agreement with Tim Christoffersen.

10.9(11)	Employment Agreement with Jim Moyer.

10.10(12)	Change of Control Agreement with Deming Xiao.

10.11(13)	Offer Letter to Saria Tseng.

10.12(14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13(15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

Exhibit Number	Description
10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†	Settlement Agreement with Linear Technology Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(10)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(12)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(13)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2004.
(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Gatos, California, on March 31, 2005.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ TIM CHRISTOFFERSEN Tim Christoffersen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ HERBERT CHANG Herbert Chang	Director

/s/ ALAN EARHART Alan Earhart	Director

/s/ JIM JONES Jim Jones	Director

/s/ JIM C. MOYER Jim C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director