Form 10-Q
period 2005-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2005-05-13
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

There were 27,862,365 shares of the Registrant’s common stock issued and outstanding as of May 9, 2005.

MONOLITHIC POWER SYSTEMS, INC.

2 of 35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2005 and December 31, 2004

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,014,627	$32,018,593
Short-term Investments	16,600,000	17,000,000
Accounts receivable, net of allowances $181,000 in 2005 and $222,000 in 2004	4,125,886	3,995,662
Inventories	6,484,187	5,398,418
Deferred income tax assets—current	1,356,264	806,684
Prepaid expenses and other current assets	939,269	1,115,767

Total current assets	62,520,233	60,335,124
Property and equipment, net	4,562,669	4,180,200
Deferred income tax assets—noncurrent	657,569	657,569
Other assets	152,226	133,939
Restricted assets	6,668,304	6,640,855

TOTAL ASSETS	$74,561,001	$71,947,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,759,419	$3,396,081
Accrued compensation and related benefits	1,925,623	1,517,744
Accrued income tax payable	158,263	374,316
Accrued liabilities	3,623,206	2,995,516

Total current liabilities	10,466,511	8,283,657

Deferred rent	208,300	161,448
Common stock, $0.001 par value, $27,834 in 2005 and $27,741 in 2004; shares authorized: 150,000,000; shares issued and outstanding: 27,834,429 and 27,740,541 in 2005 and 2004, respectively	93,351,356	93,526,801
Deferred stock compensation	(7,164,531)	(9,179,900)
Notes receivable from stockholders	(397,600)	(397,600)
Accumulated other comprehensive income	208,495	242,843
Accumulated deficit	(22,111,530)	(20,689,562)

Total stockholders’ equity	63,886,190	63,502,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,561,001	$71,947,687

See accompanying notes to condensed consolidated financial statements.

3 of 35

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2005 and March 31, 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$14,637,009	$6,795,194
Cost of revenues (including stock-based compensation of $118,333 in 2005 and $207,712 in 2004)	5,535,414	3,272,636

Gross profit	9,101,595	3,522,558
Operating expenses:
Research and development (including stock-based compensation of $882,493 in 2005 and $1,011,490 in 2004)	3,286,388	2,375,773
Selling, general and administrative (including stock-based compensation of $728,960 in 2005 and $1,938,943 in 2004)	3,531,921	3,469,876
Patent litigation	4,497,659	600,813

Total operating expenses	11,315,968	6,446,462

Loss from operations	(2,214,373)	(2,923,904)
Other income (expense):
Interest and other income	372,604	26,415
Interest and other expense	(41,199)	(1,051)

Total other income (expense), net	331,405	25,364

Net loss before income taxes	(1,882,968)	(2,898,540)
Income tax benefit	(461,000)	—

Net loss	(1,421,968)	(2,898,540)
Accretion of redeemable convertible preferred stock	—	334,877

Net loss attributable to common stockholders	$(1,421,968)	$(3,233,417)

Basic and diluted loss per common share	$(0.05)	$(0.50)

Shares used in basic and diluted loss per common share	27,537,204	6,482,056

See accompanying notes to condensed consolidated financial statement.

4 of 35

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,421,968)	$(2,898,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375,451	267,037
Deferred income taxes	(549,580)	—
Amortization of deferred stock compensation and other stock—based expense	1,732,496	3,323,881
Changes in operating assets and liabilities:
Accounts receivable	(130,224)	1,678,712
Inventories	(1,085,769)	(774,635)
Prepaid expenses and other	158,211	(716,938)
Restricted assets	(27,449)	(5,269,270)
Accounts payable	1,363,338	361,961
Accrued liabilities	627,689	532,932
Accrued tax payable	(216,053)	—
Accrued compensation and related benefits	407,880	413,380
Deferred rent	46,852	23,366

Net cash provided by (used in) operating activities	1,280,874	(3,058,114)

Cash flows from investing activities:
Property and equipment purchases	(757,920)	(303,281)
Purchases of investments	(1,800,000)	—
Redemption of investments, net of realized gains	2,200,000	—

Net cash used in investing activities	(357,920)	(303,281)

Cash flows from financing activities:
Proceeds from exercises of stock options	139,466	165,399
Additional IPO offering expenses	(32,038)	—

Net cash provided by financing activities	107,428	165,399

Effect of change in exchange rates	(34,348)	(822)
Net change in cash and cash equivalents	996,034	(3,196,818)
Cash and cash equivalents, beginning of period	32,018,593	12,135,409

Cash and cash equivalents, end of period	$33,014,627	$8,938,591

Supplemental disclosures of cash flow information:
Income tax paid	$247,500	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock compensation, net of forfeitures	$—	$9,776,265

Unrealized gain (loss) on investments	$34,520	$(4,375)

See accompanying notes to condensed consolidated financial statements.

5 of 35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. Stock-Based Compensation — The Company accounts for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company amortizes deferred stock compensation using the multiple option award method. Accounting for employee stock-based compensation using the fair value method in accordance with SFAS No. 123 would have produced the following results:

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(1,421,968)	$(2,898,540)
Add stock-based employee compensation included in net loss	1,691,438	2,852,224
Less stock-based employee compensation expense determined under the fair value method, net of tax	(2,876,158)	(7,641,830)

Pro forma net loss	(2,606,688)	(7,688,146)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.50)

Pro forma	$(0.09)	$(1.24)

3. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Work in progress	$3,692,229	$3,426,623
Finished goods	2,791,958	1,971,795

Total inventories	$6,484,187	$5,398,418

6 of 35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004
Warranty	$54,753	$52,911
Legal	3,145,408	2,441,854
Other	423,045	500,751

Total accrued liabilities	$3,623,206	$2,995,516

5. Net Loss per Share

For the three months ended March 31, 2005 and March 31, 2004, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Three months ended March 31,
	2005	2004
Convertible preferred stock	—	10,368,260
Redeemable convertible preferred stock	—	5,087,767
Stock options	8,261,195	6,469,934
Warrants	93,718	213,718

Total	8,356,913	22,139,679

6. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At March 31, 2005, the Company’s estimate of the effective tax rate for the year ending December 31, 2005 was 24.8%. This estimate differed from the statutory rate primarily due to deferred stock-based compensation expense and the tax rate differential on foreign earnings. At March 31, 2004, the Company’s estimate of the effective tax rate for the year ended December 31, 2004 was zero. This estimate differed from the statutory rate primarily due to the deferred stock-based compensation expense and the reduction of the valuation allowance attributable to net deferred tax assets – current.

During the three months ended March 31, 2005, the Company recorded a $1.9 million pre-tax loss and recognized a $0.5 million tax benefit. This benefit was recorded as an increase to the deferred tax asset.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and, if favorable, may result in income tax benefits being recognized in a future period.

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the personal computing and telecommunications markets. The Company’s chief operating decision maker is its chief executive officer. Geographic revenue is based on the customer’s ship-to location. The Company derived substantially all of its sales from international sales during the three months ending March 31, 2005 and 2004. The Company had significant sales to a third party with whom it had a distribution arrangement in the United States who resells primarily to customers in Asia for the three months ended March 31, 2004. In March 2004, the Company discontinued using this particular third party and began using other distributors in Asia for sales to customers in that region.

7 of 35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our largest direct customers for the three months ended March 31, 2005, (including such third parties under distribution arrangements) were Uppertech, AIT, and Yosun, which accounted for 24%, 20%, and 11% of our revenues, respectively. Our largest customers for the three months ended March 31, 2004 were CTP, Uppertech and AIT, which accounted for 16%, 13% and 11%, respectively.

The following is a summary of net revenues by geographic region based on customer location:

	Three Months Ended March 31
Country	2005	2004
United States	$175,863	$1,386,186
Taiwan	4,186,511	2,134,416
Japan	979,982	653,942
China	7,488,747	1,304,948
Korea	1,589,724	—
Other	216,182	1,315,702

Total	$14,637,009	$6,795,194

The following is a summary of net revenue by product type:

	Three months ended March 31,
	2005	2004
LCD Backlight Inverters	$6,753,513	$3,412,279
Direct Current (DC) to DC Converters	6,115,404	2,722,905
LED Drivers	1,194,818	593,788
Audio Amplifiers	573,274	66,222

Total	$14,637,009	$6,795,194

The following is a summary of long-lived assets by geographic region; excluding restricted assets:

	Three months ended March 31,
	2005	2004
United States	$4,528,846	$2,868,552
Taiwan	83,609	98,898
China	81,835	17,469
Korea	20,605	—

Total	$4,714,895	$2,984,919

8. Litigation

For a complete description of the Company’s legal proceedings, please see the Company’s 10K filed with the SEC on March 31, 2005. Only significant developments since March 31, 2005 are included in this filing.

8 of 35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

O2 Micro, Inc.

U.S. Litigation

In the case pending in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe O2’s ‘129 patent, O2 amended its complaint to add ASMC and two of our customers as additional defendants, and asserted claims against them for infringement of the ‘129, ‘722, and ‘615 patents. ASMC has recently been served with summons and complaint in the case, and the Company has agreed to indemnify it.

In the case pending in the Northern District of California in which the Company asserts that O2 infringes its ‘814 and ‘881 patents and O2 claims that the Company misappropriated its trade secrets, the trial has been continued for a few weeks from May 31 to June 27.

Taiwan Litigation

In the provisional seizure filed by O2 Micro, Inc. in Shihlin District Court, the judge has ruled to revoke the provisional seizure and transferred the case to Taipei District Court.

Linear Technology Corporation

In the investigation initiated by Linear Technology Corporation in the U.S. International Trade Commission (ITC), the judge has rescheduled the trial to commence June 22, 2005, and the ITC has extended the target date for conclusion of the investigation to February 17, 2006.

Microsemi Corporation

In the patent infringement case filed by Microsemi Corporation in the United States District Court for the Central District of California, trial has been scheduled for March 6, 2006.

Micrel Corporation

In the patent infringement case filed by Micrel in the United States District Court for the Northern District of California, the Company’s motion to dismiss certain claims on statute of limitations grounds was granted by the Court; however Micrel was given permission to file an amended complaint to try to state claims that fall within the statute of limitations. On May 2, 2005, Micrel filed an amended complaint and the Company is considering its options with respect to its response to the amended complaint.

9. New Accounting Standards

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

9 of 35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will likely result in significant stock-based compensation expense. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

On April 14, 2005, the SEC decided to allow companies to adopt the standard at the beginning of the first fiscal year that begins after June 15, 2005. We will be required to implement SFAS No. 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards granted or modified after July 13, 2004 for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have material impact on the Company’s financial condition, results of operations or liquidity.

10 of 35

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning the above-average industry growth of product and market areas that we have targeted, the increasing percentage of our revenue that we expect to derive from DC to DC converter and LED driver ICs and the degree to which we expect to see the impact of such changes in our product mix on our gross margins offset by increased sales of higher margin products. In other cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design, develop, and market proprietary, advanced analog and mixed-signal semiconductors. Our products include liquid crystal display (LCD) backlight inverter Integrated Circuits (ICs), direct current (DC) to DC converter ICs, light emitting diode (LED) driver ICs, and audio amplifier ICs. These products are used to perform functions such as lighting electronic displays, converting or controlling voltages or current within systems, and amplifying sound. Since our incorporation in 1997, we have focused on delivering products for large and high growth market opportunities, currently targeting the computing, consumer electronics, and wireless markets.

We operate in the cyclical semiconductor industry. Although the semiconductor industry has recently experienced increased demand, the industry may experience downturns in the future. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term. In addition, we currently operate as a fabless semiconductor company, working with third parties to manufacture and assemble our integrated circuits, which has enabled us to minimize our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

We have derived a significant portion of our revenues from sales of our LCD backlight inverter product family to the computing and consumer electronics markets. In the future, we expect to derive an increasing percentage of our revenues from sales of our other products, such as DC to DC converter ICs and LED driver ICs. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, diversify our customer base, and successfully secure manufacturing capacity.

The markets to which we sell our products are subject to seasonality. Our revenues generally tend to increase in the third and fourth quarters of each calendar year, when customers place orders to meet year-end holiday demand, and our revenues tend to decrease in the first quarter of each calendar year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. This difficulty is partly attributable to a shift in our product mix from seasonally impacted markets to less seasonally impacted markets and to the impact of market share growth during what we would expect to be a seasonally down quarter.

11 of 35

Our sales cycle generally takes 6 to 12 months to complete following the introduction of a product, and volume production of products that use our ICs generally takes an additional 3 to 6 months to be achieved, after initial customer orders are received. As a result of our sales cycle and our relatively long product life cycles, characteristics of an analog and mixed-signal semiconductor company, our revenue for any given period tends to be weighted toward products that we introduced for sale in the prior one to two years. This combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, makes the forecasting of our orders and revenues challenging.

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. Our largest direct customers for the three months ended March 31, 2005, (including such third parties under distribution arrangements) were Uppertech, AIT and Yosun, which accounted for 24%, 20%, and 11% of our revenues, respectively. Our largest customers for the three months ended March 31, 2004 were CTP, Uppertech and AIT, which accounted for 16%, 13% and 11%, respectively. Original design manufacturers, electronic manufacturing service providers and other third parties under distribution arrangements are not end customers, but rather serve as a channel to many end users of our products, while other end users of our products purchase from us directly. Our end users include Acer, Dell, Hewlett-Packard, and IBM in the computing industry, LG Electronics, Samsung, and Sharp in the consumer electronics industry, and Apple, Dell, LG Electronics, and Motorola in the wireless industry.

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers, including 98.8% for the three months ended March 31, 2005 from sales either directly or through distribution arrangements to parties located in Asia, a majority of which represents revenues from parties with whom we have distribution arrangements for resale to users of our product in Taiwan. This is because most of the products that use our ICs are manufactured in Asia. As a result, we believe that a substantial majority of our revenues will continue to come from customers located in Asia, although in the future we expect sales into Taiwan to decrease as a percentage of revenues as sales into other Asian regions increase.

Our gross margins have improved steadily over the past three years, reaching 62.2% for the three months ended March 31, 2005. On a quarterly basis, our gross margins may fluctuate, and our first quarters have historically been our lowest gross margin quarters due to seasonality. As a fabless semiconductor company, we rely on a third party foundry to manufacture our wafers. We also rely on third-party assemblers to assemble and package our ICs prior to final product testing and shipping. Our improvement in gross margins was primarily due to a growth in unit volumes, which resulted in a lower per unit cost, as well as a reduction in our overall manufacturing costs. As we diversify our revenue mix, we expect to see a reduction in overall average selling prices as our DC to DC converter and LED driver ICs, which we expect will represent an increasing percentage of revenues, typically sell at lower prices. However, we expect the impact of these changes in product mix on our overall gross margins to be approximately offset by increased sales of new higher margin products and lower manufacturing costs. However, there can be no assurance that margin growth can be achieved, and margins can fluctuate due to changes in overall average selling prices, product mix, market acceptance of new products, and manufacturing efficiencies.

In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration, product introductions and performance. We evaluate our performance as to these non-financial factors against our operating plans and internally developed goals. We also focus on the following key financial factors: revenues, gross margin and income or loss from operations as a percentage of revenue. The following table summarizes those key financial factors over the last five quarters:

	Three Months Ended
	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenue (in thousands)	$14,637	$14,799	$14,737	$11,264	$6,795
As a percent of net revenue:
Gross margin	62%	62%	60%	58%	52%
Loss from operations	(15)%	(5)%	(7)%	(7)%	(43)%

12 of 35

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

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and Staff Accounting Bulletin No.104, Revenue Recognition (collectively referred to as “SAB 104”) issued by the Staff of the SEC . SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to most customers, but in the case of one third party, who accounted for 16% of our revenue in three months ended 2004, we have recognized revenue upon its sale of our products to its customers (sell through basis). We discontinued using this third party in March 2004. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

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

13 of 35

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

14 of 35

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

Pro forma information regarding net loss attributable to common stockholders and net loss per share attributable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 1 to our consolidated financial statements. The fair value of options issued pursuant to our option plan at the grant date was estimated using the Black-Scholes option-pricing model.

Results of Operations.

The table below sets forth our statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues (including stock-based compensation)	37.8	48.2

Gross profit	62.2	51.8
Operating expenses:
Research and development (including stock-based compensation	22.5	35.0
Selling, general and administrative (including stock-based compensation)	24.1	51.1
Patent litigation	30.7	8.8

Total operating expenses	77.3	94.9
Operating loss	(15.1)	(43.1)

Other income (expense):
Interest and other income	2.5	0.4
Interest and other expense	(0.3)	—

Total other income (expense), net	2.2	0.4
Net loss before income taxes	(12.9)	(42.7)

Income tax benefit	(3.2)	—

Net loss	(9.7)%	(42.7)%

Revenues. Revenues for the three months ended March 31, 2005 were $14.6 million, an increase of $7.8 million, or 115.4%, over $6.8 million for the three months ended March 31, 2004. Revenues from our DC to DC converter product family increased $3.4 million, or 124.6%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computer and consumer electronic communications markets. Revenues from our LCD backlight inverter product family increased $3.3 million or 97.9%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenues from our LED driver product family increased $0.6 million, or 101.2%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenues for our audio amplifier product family increased $0.5 million, or 768.2%, due to an increased demand for our existing products.

Geographically, international revenues for the three months ended March 31, 2005 were $14.5 million or 98.8%, an increase of $9.1 million as compared to international revenues of $5.4 million or 79.6% of net revenues for the three months ended March 31, 2004. This increase was due mainly to our discontinuation of a distribution arrangement with a third party located in the United States who resold primarily to customers in Asia. International revenues consist of shipments to countries outside the United States.

15 of 35

Due primarily to increased sales of our LCD backlight inverter product family and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004. However, we do not expect similar revenue growth or market share gains in the future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

The following table illustrates changes in our revenues by product family (amounts in thousands):

	For the three months ended March 31,
	2005		2004		Change
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue
LCD Backlight Inverters	$6,754	46.1%	$3,412	50.2%	97.9%
DC to DC Converters	6,115	41.8%	2,723	40.1%	124.6%
LED Drivers	1,195	8.2%	594	8.7%	101.2%
Audio Amplifiers	573	3.9%	66	1.0%	768.2%

	$14,637	100.0%	$6,795	100.0%	115.4%

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 62.2% for the three months ended March 31, 2005, compared to 51.8% for the three months ended March 31, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and from our CCFL backlight inverter product family. The gross margin was favorably impacted by a reduction in stock compensation expense to $118,000, or 0.8%, for the three months ended March 31, 2005, compared to $208,000, or 3.1% of net revenues, for the three months ended March 31, 2004.

Research and Development.

	Three months ended March 31,
	2005	2004	Change
	(in thousands)
Net revenues	$14,637	$6,795	115.4%
Research and development (“R&D”) (excluding stock-based compensation)	2,404	1,365	76.1%
Research and development (“R&D”) – stock-based compensation	882	1,011	(12.8)%

Total research and development expenses	3,286	2,376	38.3%
R&D as a percentage of revenues	22.5%	35.0%	(12.5)%

Research and development expenses (excluding stock-based compensation) were $2.4 million, or 16.4% of revenues for the three months ended March 31, 2005 and $1.4 million, or 20.1% of revenues for the three months ended March 31, 2004. This increase of $1.0 million was due to an increase in personnel and expenses associated with new product development activities.

Stock-based compensation allocated to research and development expenses were $0.9 million, or 6.0% of revenues for the three months ended March 31, 2005, compared to $1.0 million, or 14.9% of revenues for the three months ended March 31, 2004. The decrease of $0.1 million was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules while our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options; and the elimination of deferred compensation as a result of the termination of employment of certain employees.

16 of 35

Selling, General and Administrative.

	Three months ended March 31,
	2005	2004	Change
	(in thousands)
Net revenues	$14,637	$6,795	115.4%
Selling, general and administrative (“SG&A”) (excluding stock-based compensation)	2,803	1,531	83.1%
Selling, general and administrative (“SG&A”) – stock-based compensation	729	1,939	(62.4)%

Total selling, general and administrative	3,532	3,470	1.8%
SG&A as a percentage of net revenues	24.1%	51.1%	(27.0)%

Selling, general and administrative expenses (excluding stock-based compensation) were $2.8 million, or 19.1% of revenues for the three months ended March 31, 2005 and $1.5 million, or 22.5% of revenues for the three months ended March 31, 2004. The increase of $1.3 million was due to an increase in sales and marketing personnel in the United States, Taiwan and China to support our increase in customers and growth in revenues. In addition, general and administrative expenses increased due to an increase in professional fees, such as Sarbanes–Oxley consultants, audit, director and officer liability insurance, legal and tax. Sales, general and administrative expenses could increase in absolute dollar amounts in the future as a result of on-going efforts to comply with the Sarbanes-Oxley Act of 2002.

Stock-based compensation allocated to selling, general and administrative expenses were $0.7 million, or 5.0% of revenues for the three months ended March 31, 2005, compared to $1.9 million, or 28.5% of revenues for the three months ended March 31, 2004. The decrease of $1.2 million was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules while our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options; and the elimination of deferred compensation as a result of the termination of employment of certain employees.

Patent Litigation.

(in thousands)	Three months ended March 31,
	2005	2004	Change
Net revenues	$14,637	$6,795	115.4%
Litigation expenses	4,498	601	648.4%
Litigation expenses as a percentage of net revenues	30.7%	8.8%	21.9%

Patent litigation expenses were $4.5 million, or 30.7% of revenue, for the three months ended March 31, 2005, and $0.6 million or 8.8% of revenue, for the three months ended March 31, 2004. The increase was due to the increase in activities associated with multiple lawsuits in the U.S. and Taiwan. In addition to the O2 lawsuit that existed in 2003, three more patent infringement suits were brought against us in the last half of 2004 by Linear, Microsemi and Micrel, and O2 brought an additional action against us in Texas.

17 of 35

Interest and Other Income, Net. Interest and other income, net, was $373,000 for the three months ended March 31, 2005, and $26,000 for the three months ended March 31, 2004. Interest income is earned on our cash and investments. The increase in interest and other income, net was due to the increase in cash and cash equivalents that are held in interest bearing accounts.

Interest and Other Expense, Net. Interest and other expense, net was $41,000 for the three months ended March 31, 2005 and $1,000 for the three months ended March 31, 2004. The increase in interest and other expense, net was due to Taiwan value added taxes withheld from royalty payments for the three months ended March 31, 2005.

Income Tax Benefit. In the first quarter of 2005, we had an income tax benefit of $461,000. This was the result our $1.9 million pre-tax loss for the three months ended March 31, 2005. Income tax expense in 2005 is based on our estimated annual effective tax rate of 24.8%. Our effective tax rate is based on the mix of income between domestic and international operations.

Liquidity and Capital Resources.

As of March 31, 2005, we had working capital of $52.1 million, including cash and cash equivalents of $33.0 million and investments of $16.6 million, compared to working capital of $52.1 million, including cash and cash equivalents of $32.0 million and investments of $17.0 million, as of December 31, 2004. We have financed our growth primarily with proceeds from the issuance of preferred and common stock, and from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next twelve months.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2005, compared to $3.1 million of cash used for the three months ended March 31, 2004. The cash provided by operating activities for the three months ended March 31, 2005, was primarily due to increases in accrued liabilities of $0.6 million, accrued compensation of $0.4 million and accounts payable of $1.4 million. This was offset by an increase in inventory of $1.1 million, an increase in accounts receivable of $0.1 million, and a decrease in accrued taxes payable of $0.2 million. In addition, we had $1.7 million of stock-based compensation expense and $0.4 million of depreciation, which are each non-cash transactions, and our loss of $1.4 million. The increase in inventory is the result of product built to meet increased customer demand. The use of cash in operating activities for the three months ended March 31, 2004 was primarily due to our deposit of $5.3 million to a court in Taiwan relating to the O2 patent litigation and our net loss of $2.9 million, which was offset by a $1.7 million decrease in accounts receivable and $3.3 million in stock compensation expense, a non-cash transaction.

Net cash used in investing activities was $0.4 million in the three months ended March 31, 2005 and $0.3 million in the three months ended March 31, 2004. In the three months ended March 31, 2005, we purchased $0.8 million of capital equipment and $1.8 million of short-term investments, which was partially offset by the sale of $2.2 million of short-term investments. In the three months ended March 31, 2004, we purchased $0.3 million of capital equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $0.1 and $0.2 million respectively. Net cash provided by financing activities for both periods was due to exercises of stock options.

In addition, we have the following litigation-related contingencies that might also affect our liquidity and capital resources: cash bonds of approximately $6.1 million posted with Taiwanese courts, potential penalties relating to our injunctions, and/or possible future legal fees and indemnification obligations to be incurred in connection with our O2, Linear, Microsemi, and Micrel litigation matters. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 31, 2005.

18 of 35

Contractual Obligation and Off Balance Sheet Arrangements.

The following summarizes our non cancelable purchase commitments as of March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow over the next 12 months.

	Total	Less than 1 year
Non-cancelable purchase commitments	13,708,000	13,708,000

Total obligations	$13,708,000	$13,708,000

As of March 31, 2005, the Company had no off-balance sheet financing arrangements or activities outside of operating leases, non-cancelable purchase orders, and the Chengdu, China commitment, none of which have changed materially form December 31, 2004.

Factors that May Affect Future Operating Results.

Our business is inherently risky. You should carefully consider the risks described below, together with all of the other information in this quarterly report on Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of March 31, 2005, we had an accumulated deficit of $22.1 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unsuccessful in our current lawsuits with O2 Micro International Limited in either the U.S. or in Taiwan, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues in the LCD backlight product family to decline significantly and severely harm our business and operating results.

We are engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited. We refer to O2 Micro and O2 Micro International together as O2. These proceedings involve various claims and counterclaims in the United States and Taiwan by O2 and us alleging, among other things, patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter ICs, which are part of our LCD backlight inverter product family. O2 has obtained an injunction in Taiwan prohibiting us from manufacturing, designing, displaying, importing, or selling two of our most significant products in Taiwan, either directly or through a third party acting at our request. The patent dispute in both the United States and the Taiwanese litigation involves issues that could affect all of our CCFL backlight inverter products used in the United States and Taiwan. O2 has also taken legal action against our wafer manufacturer and some of our customers and users of our products in the United States and Taiwan. If we are not successful in our litigation with O2, we could be ordered to pay monetary fines and/or damages to O2 and/or our customers if we are found to be in violation of the Taiwan injunction or liable to O2 on its claims against us. We could also be prevented from selling many of our products, either into Taiwan, directly or through the distribution arrangements we currently employ, or in the U.S. Because we have agreed to indemnify certain of our customers and our

19 of 35

manufacturer against certain patent infringement claims, and we are currently defending our manufacturer and one of our customers against claims by O2, we could be liable to our manufacturer or customers whom we have indemnified against liability for damages arising from patent infringement claims by O2 or others. Our customers and end-users of our products could decide not to use our products; our wafer manufacturer could decide to reduce or eliminate its manufacturing of some or all of our LCD backlight inverter product family; or our products or our customers’ accounts payable to us, could be seized from them.

A significant portion of our expected future revenues over the next several years is expected to come from users of our LCD backlight product family in Taiwan. Any of the outcomes described above would have a material and adverse effect on our results of operations for one or more quarters, and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations. Depending on the scope and severity of those claims, any injunctions that may be issued against us, or fines and/or damages that we may have to pay, could have a material and adverse effect on our business and results of operations.

If we are unsuccessful in our current patent infringement lawsuits with Linear Technology Corporation, Microsemi Corporation, or Micrel, Incorporated, or in any additional third party lawsuits, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues to decline significantly and severely harm our business and operating results.

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

In October 2004, Microsemi Corporation (“Microsemi”) sued us in the United States District Court for the Central District of California, alleging that our products infringe four of its patents. Microsemi’s complaint does not identify which claims in the four patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. We have filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid. Based upon the description of the technology contained in Microsemi’s complaint and responses to our discovery requests, we understand that Microsemi will contend that one or more of our CCFL backlight inverter products infringes some of the claims in its patents. The complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

In November 2004, Micrel, Incorporated (“Micrel”) sued us in the United States District Court for the Northern District of California alleging that our products infringe two of its patents. Michael Hsing, our Chief Executive Officer, and another of our employees are named inventors on both of Micrel’s patents and Jim Moyer, our Chief Design Engineer, is a named inventor on one of them. All three of these individuals are former Micrel employees. Micrel’s complaint does not identify which claims in the two patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. However, because Micrel’s patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device, all of our products could potentially be implicated. Micrel’s complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. Micrel subsequently filed an amended complaint adding Messrs. Hsing and Moyer as defendants, and adding causes of action for alleged statutory and common law misappropriation of trade secrets, breach of confidentiality agreements by Messrs. Moyer and Hsing, and alleged violation of California’s Unfair Competition law. Our motion to dismiss these claims on statute of limitations grounds was granted with leave to amend, and Micrel has filed a second amended complaint adding additional alleged facts.

20 of 35

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

In addition, along with the claims asserted by O2, Linear, Microsemi, and Micrel, these or other third parties could assert that these or other of our products infringe their intellectual property rights, which could result in restrictions or prohibitions on the sale of our products and/or cause us to pay license fees and damages. Further, we have agreed to indemnify some of our customers and our supplier in some circumstances against liability from infringement by our products. In the event any third party were to make a new infringement claim against us or our customers, we could be enjoined from selling some or potentially all of our products, or could be required to indemnify our customers or pay royalties or other damages to third parties. If we were unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our products so that they did not infringe or stop selling the infringing products, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Given our inability to control the timing and nature of significant events in our litigations, our legal expenses are difficult to forecast, and may vary substantially from our predictions with respect to any given quarter, and interim developments in the litigations may contribute to increased volatility in our stock price and business.

As described in “Management’s Discussion of Financial Condition and Results of Operations— Overview—Patent Litigation,” until our litigations with O2, Linear, Microsemi, and Micrel are resolved we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict the legal expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. It is likely that these expenses will increase leading up to and during our O2 trial scheduled in Oakland and the 02-Sumida trial in Texas, and the Linear ITC trial, all currently scheduled to take place in June 2005. Interim developments in these lawsuits may also contribute to increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail. Interim developments may also affect customer perception of risk with respect to the purchasing of our products, and could unfavorably impact our business.

Our ongoing patent litigations and the potential for new litigations may divert financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Linear, Microsemi, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Such litigation is very costly and may divert our management’s resources. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer. For example, we spent $7.8 million, or 16.5% of revenue in 2004, on patent litigation expenses, and we expect patent litigation expenses to increase in absolute dollars in 2005.

21 of 35

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our LCD backlight inverter product family and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004. However, we do not expect similar revenue growth or market share gains in the future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

Due to our limited operating history, we may have difficulty both in accurately predicting our future revenues and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenues until 2000. As a result, we have only a short history from which to predict future revenues. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors which are beyond our control, reduces our ability to accurately forecast quarterly or annual revenues. We are currently expanding our staff and increasing our expense levels in anticipation of future revenue growth. If our revenues do not increase as anticipated, significant losses could result due to our higher expense levels.

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

Our revenues, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter to quarter and year to year in the future due to a number of factors, many of which are beyond our control. For example, our revenues for the first quarter of each year tend to be significantly less than the revenues for the last quarter of the previous year. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments in our litigation matters with O2, Linear, Microsemi, Micrel and any future litigation and the related expenses;

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory level and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate supply commitments from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are used; and

•	movements in exchange rates, interest rates, or tax rates

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

22 of 35

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

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position

As a fabless semiconductor company, we purchase our inventory from a third party manufacturer in advance of selling our product. We place orders with our manufacturer based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturer. In the event that our predictions are inaccurate due to unexpected increases in orders, we could have insufficient inventory to meet demand, which could have an adverse impact on our business and financial position. In the event that we order product that we are unable to sell due to a decrease in orders, unexpected order cancellations or product returns, we would have excess inventory which, if we were unable ultimately to sell it, we would be required to scrap.

23 of 35

We have recently become a public company and have had to improve our internal accounting systems and controls, and if we fail to make continued improvements and to manage the related expenses, our business may suffer.

We completed our initial public offering in November 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer and adopted an insider trading policy, and we will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As we have been an early stage private company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. If, however, we fail to continue to adequately staff our accounting and finance function and maintain internal controls adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, our business may suffer. Moreover, we are placing increased reliance on our internal information technology infrastructure; a catastrophic failure of that infrastructure could have a material adverse effect on our business.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, by December 31, 2005. We expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The NASDAQ National Market, on which our common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new or changed laws, regulations and standards are also subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. If we fail to comply in a timely manner with the requirements of Section 404 or other requirements, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent upon the continued services of Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. Also, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining

24 of 35

other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands or our business, including design cycles, our business could be harmed.

We currently depend on one third-party supplier to provide us with wafers for our products. If our wafer supplier fails to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenues and gross margins may decline.

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on their continued cooperation. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. O2 has sued ASMC in two cases for patent infringement based on its manufacture of our products, and it is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation.

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

25 of 35

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

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers, including 98.9% for 2004 from sales either directly or through distribution arrangements to parties located in Asia, a majority of which represents revenues from parties with whom we have distribution arrangements for resale to users of our products in Taiwan. As a result, we are subject to increased risks due to this concentration of business and operations. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions;

•	transportation delays;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses affecting international travel

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	difficulties in collecting receivables and enforcing contracts generally;

•	currency exchange rate fluctuations adversely impacting intra-company transactions; and

•	less effective protection of intellectual property.

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

26 of 35

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

For example, pursuant to our agreement to establish the facility in Chengdu, China, the local authorities have agreed to pay for, design, and build our plant and related infrastructure based on our specifications. We have agreed to buy the plant five years after completion for the actual cost of construction. Prior to the plant purchase, we have agreed to make quarterly lease payments, which will ultimately be applied against the construction costs due at the end of the five years. The local authorities have agreed to ensure that we will obtain all necessary licenses for doing business, that we will obtain favorable tax treatment, similar to other foreign technology companies, and that we will obtain our land use rights. Additionally, we will not require an export license and, upon approval by the applicable authorities, will be exempt from certain import value-added taxes and custom duties. If, at the end of five years, we elect not to purchase the plant, then the agreement will be terminated and the local authorities can take back title to the plant, revoke our land use rights, and will refund our land purchase price. However, the local authority will retain all lease payments. If any of these terms or incentives is reduced, altered or eliminated, the profitability of our China facility could be harmed and overall our revenues and financial condition could be materially adversely affected.

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

27 of 35

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

We plan to expand our operations, domestically and internationally, and may do so through internal growth, strategic relationships, or acquisitions, including but not limited to the ongoing establishment of a testing facility in China. We expect that any such expansion will strain our systems and operational and financial controls. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

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

28 of 35

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

Due to the nature of our business, in which order lead times may vary, and customers are generally allowed to reschedule or cancel orders on short notice, we believe that backlog is not necessarily a good indicator of future sales. Our quarterly revenues also depend on orders booked and shipped in that quarter. Because lead times for the manufacturing of our products generally take 6 to 8 weeks, we often must build in advance of orders. This exposes us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory, which we may be unable to sell to other customers. Therefore, our backlog may not be a reliable indicator of future sales.

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

29 of 35

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

If our stockholders sell substantial amounts of common stock in the public market soon after the lock-up period ends, the market price of our common stock could fall. We will have 19,693,392 shares eligible for sale in the public market on May 18, 2005 which is 180 days from the date of our initial public offering on November 18, 2004, all of which are subject to lock-up agreements with us and/or the underwriters. Either we or the underwriters may in our respective sole discretion and at any time without notice, release all or any portion of the securities from the restrictions imposed by our respective lock-up agreements with security holders prior to the expiration of such 180-day period. Additionally, 261,324 shares are restricted securities that will become eligible for sale in the public market pursuant to Rule 144 at various dates in the future. The sale of a significant number of these shares could cause the price of our common stock to decline.

30 of 35

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. During the first quarter of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31 of 35

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a complete description of our legal proceedings, please see our Form 10K filed with the SEC on March 31, 2005, which is incorporated herein by reference. Only significant developments since March 31, 2005 are included in this filing.

O2 Micro, Inc.

U.S. Litigation

In the case pending in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe O2’s ‘129 patent, O2 amended its complaint to add ASMC and two of our customers as additional defendants, and asserted claims against them for infringement of the ‘129, ‘722, and ‘615 patents. ASMC has recently been served with summons and complaint in the case, and the Company has agreed to indemnify it.

In the case pending in the Northern District of California in which we assert that O2 infringes its ‘814 and ‘881 patents and O2 claims that the Company misappropriated its trade secrets, the trial has been continued for a few weeks from May 31 to June 27.

Taiwan Litigation

In the provisional seizure filed by O2 Micro, Inc. in Shihlin District Court, the judge has ruled to revoke the provisional seizure and transferred the case to Taipei District Court.

Linear Technology Corporation

In the investigation initiated by Linear Technology Corporation in the U.S. International Trade Commission (ITC), the judge has rescheduled the trial to commence June 22, 2005, and the ITC has extended the target date for conclusion of the investigation to February 17, 2006.

Microsemi Corporation

In the patent infringement case filed by Microsemi Corporation in the United States District Court for the Central District of California, trial has been scheduled for March 6, 2006.

Micrel Corporation

In the patent infringement case filed by Micrel in the United States District Court for the Northern District of California, our motion to dismiss certain claims on statute of limitations grounds was granted by the Court; however Micrel was given permission to file an amended complaint to try to state claims that fall within the statute of limitations. On May 2, 2005, Micrel filed an amended complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On November 18, 2004, our registration statement on Form S-1 (Registration No. 333-117327) was declared effective for our initial public offering. Our initial public offering of common stock occurred on November 18, 2004. This offering terminated upon the expiration of the unexercised portion of the underwriters’ over-allotment option; therefore, 39,175 of the registered shares covered by the underwriters’ over-allotment option were not sold. The underwriting syndicate was managed by Goldman, Sachs & Co., Merrill Lynch & Co., Deutsche Bank Securities, and Piper Jaffray.

32 of 35

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

As of May 1, 2005, we had all net proceeds from the offering invested in government securities and corporate preferred equities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures, including the facility we are establishing in China, which facility involves a commitment of at least $5 million. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

(c) Not applicable.

ITEM 6. EXHIBITS

(a) See Exhibit Index.

33 of 35

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 13, 2005	By:	/s/ Tim Christoffersen
Tim Christoffersen
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

34 of 35

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	Amended and Restated Employment Agreement with Tim Christoffersen.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Previously filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Previously filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2005.

35 of 35