Form 10-Q
period 2005-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2005-08-15
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

983 University Avenue, Building A, Los Gatos, CA 95032 (408) 357-6600

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER INCLUDING AREA CODE)

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

There were 28,233,187 shares of the Registrant’s common stock issued and outstanding as of August 10, 2005.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash equivalents	$34,673	$32,019
Investments	17,100	17,000
Accounts Receivable, Net of Allowances of $227 and $222 at June 30, 2005 and December 31, 2004, respectively	6,687	3,996
Inventories	6,343	5,397
Deferred Income Taxes	6,230	807
Prepaid Expenses and Other Current Assets	775	1,116

Total Current Assets	71,808	60,335

Property and Equipment, Net	4,853	4,180
Deferred Income Taxes - Long term	658	658
Other Assets	126	134
Restricted Assets	6,668	6,641

TOTAL ASSETS	$84,113	$71,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,004	$3,396
Accrued Compensation and Related Benefits	2,863	1,518
Accrued Income Taxes	3	374
Accrued Liabilities	17,717	2,996

Total Current Liabilities	24,587	8,284

Deferred Rent	211	161

Stockholders’ Equity
Common Stock, $0.001 par value, $28 in 2005 and $28 in 2004; shares authorized: 150,000; shares issued and outstanding: 28,190 and 27,741 at June 30, 2005 and December 31, 2004, respectively	95,038	93,527
Deferred Stock Compensation	(6,726)	(9,180)
Notes Receivable from Stockholders	(398)	(398)
Accumulated Other Comprehensive Income	225	244
Accumulated Deficit	(28,824)	(20,690)

Total Stockholders’ Equity	59,315	63,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,113	$71,948

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$22,257	$11,264	$36,894	$18,059
Cost of Revenues (including Stock-Based Compensation of $118 and $236 for the three and six month period ended June 30, 2005, respectively and $220 and $428 for the three and six month period ended June 30, 2004, respectively)	8,155	4,730	13,690	8,002

Gross Profit	14,102	6,534	23,204	10,057

Operating Expenses:
Research and Development (including Stock-Based Compensation of $864 and $1,747 for the three and six month period ended June 30, 2005, respectively and $1,379 and $2,391 for the three and six month period ended June 30, 2004, respectively)	3,919	3,343	7,206	5,719
Selling, General and Administrative (including Stock-Based Compensation of $757 and $1,486 for the three and six month period ended June 30, 2005, respectively and $1,422 and $3,361 for the three and six month period ended June 30, 2004, respectively)	4,754	3,075	8,286	6,545
Patent Litigation	5,373	874	9,870	1,475
Provision for Litigation	12,000	—	12,000	—

Total Operating Expenses	26,046	7,292	37,362	13,739

Loss from Operations	(11,944)	(758)	(14,158)	(3,682)
Other Income (Expense):
Interest Income	321	43	693	69
Other Expense	(45)	(10)	(86)	(11)

Total Other Income	276	33	607	58

Net Loss Before Income Taxes	(11,668)	725	(13,551)	(3,624)
Income Tax Benefit	(4,955)	—	(5,416)	—

Net Loss	(6,713)	725	(8,135)	(3,624)
Accretion of Redeemable Convertible Preferred Stock	—	335	—	670

Net Loss Attributable to Common Stockholders	$(6,713)	$(1,060)	$(8,135)	$(4,294)

Basic and Diluted Loss per Common Share	$(0.24)	$(0.16)	$(0.29)	$(0.65)

Shares Used in Basic and Diluted Loss per Common Share	27,721	6,706	27,638	6,603

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities:
Net Loss	$(8,135)	$(3,624)
Adjustments to reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation	808	513
Loss on Disposal of Property and Equipment	—	1
Deferred Income Taxes	(5,146)	—
Tax Benefit from Stock Option Transactions	(277)	—
Amortization of Deferred Stock Compensation and Other Stock—based expense	3,458	6,345
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,692)	925
Inventories	(945)	(101)
Prepaid Expenses and Other	350	(1,323)
Accounts Payable	608	380
Accrued Liabilities	14,721	810
Accrued Income Taxes Payable	(371)	—
Accrued Compensation and Related Benefits	1,346	1,255
Deferred Rent	49	74

Net Cash provided by Operating Activities	3,774	5,255

Cash Flows from Investing Activities:
Property and Equipment Purchases	(1,483)	(804)
Proceeds from Sale of Fixed Assets	1	—
Purchases of Investments	(43,400)	—
Redemption of Investments, Net of Realized Gains	43,300	501
Changes in Restricted Assets	(27)	(5,216)

Net Cash used in Investing Activities	(1,609)	(5,519)

Cash Flows from Financing Activities:
Proceeds from Exercises of Stock Options	522	270
Initial Public Offering Expenses	(15)	—

Net Cash provided by Financing Activities	507	270

Effect of Change in Exchange Rates	(18)	(47)
Net Change in Cash and Cash Equivalents	2,654	(41)
Cash and Cash Equivalents, Beginning of Period	32,019	12,135

Cash and Cash Equivalents, End of Period	$34,673	$12,094

Supplemental Disclosures of Cash Flow information:
Income Taxes Paid	248	—
Supplemental Disclosures of Non-Cash Flow Investing and Financing Activities:

Deferred Stock Compensation, Net of Forfeitures	1,910	10,900
Unrealized Gain (Loss) on Investments	11	6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Monolithic Power Systems, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005.

Reclassification — In the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005, the Company reclassified the changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004, the Company reclassified changes in restricted cash balances to be consistent with its 2005 presentation which resulted in a decrease of $5.2 million to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. Stock-Based Compensation — In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123, Share-Based Payment (“SFAS 123R”). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Until the Company adopts SFAS 123R in fiscal 2006, the Company will continue to account for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company amortizes deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company amortizes deferred stock compensation using the multiple option award method. Accounting for employee stock-based compensation using the fair value method in accordance with SFAS 123 would have produced the following results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss, as reported	$(6,713)	$(725)	$(8,135)	$(3,624)
Add stock-based employee compensation included in Net Loss	1,693	3,492	3,385	6,345
Less stock-based employee compensation expense determined under the fair value method, net of tax	(2,742)	(1,202)	(5,618)	(8,844)

Pro forma Net Income (Loss)	$(7,762)	$1,565	$(10,368)	$(6,123)

Accretion of Redeemable Convertible Preferred Stock	—	(335)	—	(670)

Pro forma Net Income (Loss) Attributable to Common Stockholders	$(7,762)	$1,230	$(10,368)	$(6,793)

Basic Loss per share:
As reported	$(0.24)	$(0.16)	$(0.29)	$(0.65)

Pro forma	$(0.28)	$0.18	$(0.38)	$(1.03)

Diluted Loss per share:
As reported	$(0.24)	$(0.16)	$(0.29)	$(0.65)

Pro forma	$(0.28)	$0.06	$(0.38)	$(1.03)

3. Inventories — Inventories are stated at the lower of cost or market (first in, first out) and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Work in Progress	$2,474	$3,426
Finished Goods	3,869	1,971

Total Inventories	$6,343	$5,397

Inventories for the three and six months ended June 30, 2005 contained certain components and assemblies in excess of the Company’s current estimated requirements and were written down by $0.5 million and $0.9 million resulting in an unfavorable impact on gross margins. Inventories for the three and six months ended June 30, 2004 were below the Company’s estimated requirements at that time. As a result, inventory that was previously forecasted as excess was used to meet the Company’s shipment requirements. This resulted in a favorable impact on gross margins of $0.09 million and $0.1 million for the three and six months ended June 30, 2004.

Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of such components to ensure an available supply of products for its customers. Any significant shortage of such components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s results of operations.

4. Accrued Liabilities — Accrued liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Legal Expense	$4,553	$2,442
Provision for litigation	12,000	—
Commissions	187	88
SOX Consulting fees	236	—
Deferred Revenue	475	—
Other	266	466

Total Accrued Liabilities	$17,717	$2,996

5. Net Loss per Share — Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss	$(6,713)	$(1,060)	$(8,135)	$(4,294)

Loss per share - Basic and Diluted	$(0.24)	$(0.16)	$(0.29)	$(0.65)

Shares used in Basic and Diluted per share calculation (in thousands)	27,721	6,706	27,638	6,603

For the six months ended June 30, 2005 and June 30, 2004, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	June 30, 2005	June 30, 2004
Convertible Preferred Stock	—	10,368
Redeemable Convertible Preferred Stock	—	5,088
Stock Options	8,326	7,049
Warrants	34	214
Restricted Common Stock	464	—

Total Dilutive Shares	8,824	22,719

6. Comprehensive Income (Loss) — The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss	$(6,713)	$(725)	$(8,135)	$(3,624)
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	6	(1)	(11)	(4)
Foreign Currency Translation Adjustments	10	(47)	(7)	(49)

Comprehensive Loss	$(6,697)	$(773)	$(8,153)	$(3,677)

7. Income Taxes — The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At June 30, 2005, the Company’s estimate of the effective tax rate was 40%. At June 30, 2004, the Company’s estimate of the effective tax rate was zero. The increase from 2004 to 2005 was principally attributable to the elimination of the valuation allowance on net deferred tax assets.

During the three months ended June 30, 2005, the Company recorded an $11.7 million pre-tax loss and recognized a tax benefit of approximately $5.0 million. This benefit was recorded as an increase to the deferred tax asset.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and, if favorable, may result in income tax benefits being recognized in a future period. In addition, the Company recognized a $12 million provision for litigation and the associated tax benefit in the second quarter. If the final judgment is significantly different from this amount, it may have a material impact on our future tax provision.

8. Segment Information — As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. The Company’s chief operating decision maker is its chief executive officer. Geographic revenue is based on the customer’s ship-to location. The Company derived substantially all of its revenues from sales to customers located outside North America during the three and six months ended June 30, 2005 and 2004. During the six months ended June 30, 2004, the Company had significant sales to a third party in the United States, with whom it had a distribution arrangement, who resold primarily to customers in Asia. In March 2004, the Company discontinued such distribution arrangement with this third party and began using other distributors in Asia for sales to customers in that region.

The table below shows the percent of total sales to our three largest customers for each period.

	Three Months Ended		Six Months Ended
Customer	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Uppertech	21%	23%	23%	19%
AIT	20%	29%	20%	22%
Yosun	11%	12%	11%	11%

The following is a summary of net revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
Country	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
United States	$643	$(64)	$819	$1,322
Taiwan	6,503	4,692	10,689	6,827
Japan	979	711	1,959	1,365
China	10,542	5,634	18,031	6,939
Korea	3,235	—	4,825	—
Other	355	291	571	1,606

Total	$22,257	$11,264	$36,894	$18,059

The following is a summary of net revenue by product type (in thousands):

	Three Months Ended		Six Months Ended
Product	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
LCD Backlight Inverters	$8,427	$5,428	$15,181	$8,840
DC to DC Converters	10,237	4,363	16,352	7,086
LED Drivers	2,922	1,262	4,117	1,856
Audio Amplifiers	671	211	1,244	277

Total	$22,257	$11,264	$36,894	$18,059

The following is a summary of long-lived assets by geographic region; excluding restricted assets (in thousands):

Country	June 30, 2005	December 31, 2004
United States	$4,788	$4,153
Taiwan	87	71
China	84	69
Korea	20	21

Total	$4,979	$4,314

9. Litigation

O2 Micro, Inc. — Overview

Since November 2000, the Company has been engaged in multiple legal proceedings against O2 Micro, Inc. (“O2 Micro”) and its parent corporation, O2 Micro International Limited (“O2 International”). The Company refers to O2 Micro and O2 International together as (“O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan by the Company and O2 alleging patent infringements and trade secret misappropriation, all of which related to the Company’s CCFL backlight inverter product family. In 2004, revenues from the Company’s CCFL backlight inverter product family were $21.9 million, or 46% of total revenues. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of the Company’s products and the Company’s wafer manufacturer. All of these legal proceedings pose various degrees of risk to the Company’s business.

O2 Micro, Inc. — U.S. Litigation

In the case pending in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe O2’s U.S. Patent No. 6,804,129 (“the ‘129 patent”). O2 amended its complaint to add Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), Compal, Asustek and some of their respective affiliates as additional defendants, and asserted claims against them for infringement of the ‘129 patent, U.S. Patent No. 6,396,722 (“the ‘722 patent”), and U.S. Patent No. 6,259,615 (“the ‘615 patent”). The Company is defending and indemnifying ASMC and Asustek.

ASMC has filed a motion to dismiss the action against it for lack of personal jurisdiction and the Company has moved to transfer the case to Oakland, California. While these motions are still pending, the judge in the case has scheduled jury selection for the trial in the case for August 7, 2006.

In the case pending in the Northern District of California in which the Company asserted that O2 infringes the Company’s 6,114,814 (‘814) and 6,316,881 (‘881) patents, O2 claimed that the Company misappropriated its trade secrets and that the ‘814 and ‘881 patents are invalid, the jury returned a verdict on July 18, 2005. The jury found that the Company willfully misappropriated certain trade secrets belonging to O2Micro and awarded O2Micro damages in the amount of $12 million; that O2Micro does not infringe claim numbers 3 and 10 of the ‘814 patent number, and does not infringe claim numbers 1, 2, 8, 9, 14, 21 and 25 of the ‘881 patent; and that those claims of the ‘814 patent and the ‘881 patent were anticipated by certain prior art and are invalid. The judge will be determining certain other issues before entering judgment in the case. Among other things, O2 has asked the judge to enter an injunction against the Company, prohibiting the Company from selling many of its CCFL products for up to six months, and has asked for a reasonable royalty as well as a tripling of the $12 million jury verdict. The Company has asked the judge to overturn portions of the jury verdict, including the $12 million damages award. The Company expects the judge to rule on these matters, and order the entry of judgment, in mid-September. The Company also expects that both parties will file post-trial motions challenging various other aspects of the jury verdict and the judgment. The Company expects the judge to rule on those motions toward the end of 2005. Once all motions have been decided and a final judgment has been entered, the Company will evaluate all of its legal options, including appeal. As a result of the jury verdict, the Company has recorded a $12 million provision for patent litigation. An adverse outcome in this matter could result in additional damages and the Company could be enjoined from selling its products in the U.S. Any such injunction would have a material adverse effect on the Company’s business and results of operations.

In January 2003, O2 filed a lawsuit against Sumida Corp. and Taiwan Sumida Electronics Inc. in the U.S. District Court for the Eastern District of Texas alleging that Sumida’s use of our products in Sumida’s products infringes the ‘615 and ‘722 patents. The Company is defending Sumida in that case which has been set for trial on September 19, 2005.

In response to O2’s action against Sumida, in May 2004, the Company filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Company does not infringe O2’s ‘722 patent. In October 2004, O2 filed a counterclaim for alleged infringement of the ‘722 patent, and added the Company’s foundry, ASMC, as a counterclaim defendant. No trial date has yet been set in this matter.

O2 Micro, Inc. — Taiwan Litigation

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

In August 2004, the Taiwan Intellectual Property Office (“TIPO”) issued a letter ordering O2 to amend its ‘318 patent. In December 2004, O2 filed its amendment to the ‘318 patent, and, in February 2005, the Company submitted its comments on the amendment to TIPO. In May 2005, TIPO accepted O2’s ‘318 patent as amended. The Company has filed an appeal to the Taiwan Intellectual Property Office (TIPO) regarding its decision to accept O2’s amendment to its ‘318 patent and to dismiss the Company’s invalidation action against this patent. The case is pending decision at Taiwan’s Ministry of Economic Affairs.

In July, 2005, Taipei District Court dismissed the lawsuit where the Company claims that O2 abused its patent which caused damage to the Company’s reputation and violated Fair Trade Law in Taiwan. The defensive preliminary-injunction that the court issued against O2 which prohibits O2 from interfering with manufacturing, selling, importing and using the Company’s products such as MP1010 and other products specially enumerated in that injunction is still in place. The Company intends to appeal this case on its merits. In connection with this lawsuit, the Company has obtained a defensive counter-injunction from the Taipei District Court that prohibits O2 from interfering with the manufacture, sale, use or importation, by either the Company or a third party, of a number of the Company’s other products which are specifically enumerated in the injunction. In connection with a second lawsuit where the Company claims that O2 abused its patent, the Company obtained another injunction of which prohibits O2 from interfering with the Company’s or other parties’ use of the Company’s MP1011A and MP1015 products. The second lawsuit is still pending with the Taipei District Court. In connection with the defensive counter-injunctions, the Company posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court. These bonds are currently recorded as restricted assets on the Company’s balance sheet. If the final judgments of these suits awarded by the court are not in the Company’s favor and if O2 also prevails in claiming damages against these bonds, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect the Company’s results of operations and financial position for that quarter.

In August 2003, November 2003, and March 2004, the Shihlin District Court and Taipei District Court granted O2 provisional seizures against the Company, which entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan, including but not limited to MP1011A and MP1015 parts. The execution of the first provisional seizure was exempted because the Company posted a bond in the amount of approximately $90,000. The Company elected not to post a bond to exempt the second and third provisional seizure orders, and the court seized property from the Company’s Taiwan office. The Company has appealed the second and third provisional seizures in various proceedings.

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

If the court were to conclude that any of the Company’s products infringe the ‘318 patent, the Company could be liable to O2 for damages based on past sales, and could further be permanently enjoined from selling those products (directly or through distribution arrangements) for use in Taiwan. Although many system and module manufacturers who use the Company’s products have shifted, and are continuing to shift, their manufacturing from Taiwan to China, a significant portion of the Company’s expected future revenue over the next several years is expected to come from users of the Company’s CCFL backlight inverter product family in Taiwan. A final judgment awarded by a court prohibiting direct or indirect sales of the Company’s MP1011A or MP1015 products into Taiwan would have a material adverse effect on the Company’s business and results of operations for at least several quarters while the Company works to transition customers to alternative, non-infringing products. The Company cannot be sure that the Company could successfully effect such a transition. If the Company is permanently enjoined from selling other, newer products into Taiwan, this would have an immediate, drastic, and adverse effect on the Company’s ability to continue in the Company’s business as presently conducted.

Linear Technology Corporation

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930. In its complaint, Linear alleges that two of the Company’s products, the MP1556 (a product within the Company’s DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. On August 11, 2004, the U.S. International Trade Commission (ITC) ordered that an investigation be instituted to determine whether there has been a violation of section 337, as alleged in the complaint. The matter had been scheduled for trial before the ITC commencing October 5, 2005. The target date for conclusion of the investigation is currently scheduled for February 17, 2006.

If Linear is successful in securing an exclusion order against the MP1556, EV0063 and potentially other products, such an exclusion order would prevent shipments of such products to the U.S. and would have a material adverse effect on the Company’s cash flow, results of operations and financial condition.

Microsemi Corporation

On October 7, 2004, Microsemi filed a patent infringement lawsuit in the United States District Court for the Central District of California. The lawsuit identifies four patents—U.S. Patent Nos. 5,615,093; 5,923,129; 5,930,121; and 6,198,234—that purportedly are now owned by Microsemi and alleges that the Company infringes those patents. The complaint requests an injunction to prevent the Company from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. The Company has filed an answer and counterclaim, denying infringement and seeking a declaration that the Company does not infringe the patents and/or that the patents are invalid. Trial has been scheduled for March 6, 2006.

Based upon the description of the technology contained in Microsemi’s complaint and Microsemi’s responses to discovery requests, the Company understands that Microsemi will contend that one or more of the Company’s CCFL backlight inverter products infringes its patents. Because the litigation is in an early stage, it is difficult to predict how it will proceed or what the ultimate outcome will be. If the Company does not prevail in the litigation, the Company could be ordered to pay monetary damages, and the Company could be enjoined from selling one or more of the Company’s CCFL backlight inverter products into the U.S., either directly or indirectly. In 2004, revenues from the Company’s CCFL backlight inverter product family were $21.9 million, respectively, or 46.0% of total revenue. Because many of the Company’s products are sold indirectly by the Company’s customers back into the U.S., a U.S. injunction covering one or more of the Company’s products would likely substantially reduce sales of those products. Any of the results described above would have a material adverse effect on the Company’s cash flow, results of operations, and financial condition.

Micrel Corporation

In November 2004, Micrel filed a patent infringement lawsuit in the United States District Court for the Northern District of California. The lawsuit identifies two patents—U.S. Patent Nos. 5,517,046, entitled “High Voltage Lateral DMOS Device With Enhanced Drift Region,” and 5,556,796, entitled “Self-Alignment Technique For Forming Junction Isolation And Wells”—that purportedly are owned by Micrel and alleges that the Company’s products infringe those patents. The complaint requests among other remedies preliminary and permanent injunctions to prevent the Company from allegedly infringing the patents, as well as damages attributable to the alleged misappropriation of Micrel’s trade secrets and alleged violation of the confidentiality agreements; for preliminary and permanent injunctive relief to prevent the Company’s future use of Micrel’s alleged trade secrets; and for attorneys’ fees and costs. Our motion to dismiss certain claims on statute of limitations grounds was granted by the Court; however Micrel was given permission to file an amended complaint to try to state claims that fall within the statute of limitations. On May 2, 2005, Micrel filed a second amended complaint. The Company filed a second motion to dismiss the trade secret-related allegations on statute of limitations grounds, and the matter will be heard on September 30, 2005.

If the Company does not prevail in the litigation, the Company could be ordered to pay to Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages, and the Company could be enjoined from selling one or more of the Company’s products into the U.S., either directly or indirectly. Because many of the Company’s products are sold indirectly by the Company’s customers back into the U.S., a U.S. injunction covering one or more of the Company’s products would likely substantially reduce sales of those products. Any of these results would have a material and adverse effect on the Company’s results of operations and any injunction that prohibits the Company from selling significant products for any length of time would have an immediate and drastic negative effect on the Company’s cash flow, results of operations, and financial condition.

Regardless of the extent to which these legal actions have been successful or unsuccessful, the legal expenses associated with the various actions in the U.S. and Taiwan have been high and have had a significant impact on our financial position and results of operations. Please read “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more detail on the financial impact these legal actions have had on us.

10. New Accounting Pronouncements — On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

In November of 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have any material effect on its financial statements or results of operations.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is likely that the new standard will result in significant stock-based compensation expense. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

On April 14, 2005, the SEC decided to allow companies to adopt the standard at the beginning of the first fiscal year that begins after June 15, 2005. The Company will be required to implement SFAS 123R beginning January 1, 2006. The Company’s adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards granted or modified after July 13, 2004 for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value of those awards at the grant date as calculated for pro forma disclosures under the original SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal year ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning the above-average industry growth of product and market areas that we have targeted, the continued development and expansion of our business, the increasing percentage of our revenue that we expect to derive from DC to DC converter, LED driver ICs and new products, the degree to which we expect to see the impact of such changes in our product mix on our gross margins offset by increased sales of higher margin products, increased revenues in the third and fourth quarters of each calendar year, decreased revenues in the first quarter of each calendar year and it is possible that the Company may prevail on a post-trial motion to set aside a $12 million jury verdict recently rendered against us. In other cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Additional factors that could cause actual results to differ include, but are not limited to the risks, uncertainties and cost of litigation in which the company is involved, outcome of any post-trial motions and appeals, risks associated with the continued development and expansion of our business, acceptance of, or demand for, our products being lower than expected, the potential impact on our financial performance if our litigation provisions are inadequate, difficulty in predicting or budgeting for future expenses and financial contingencies, and the other important risk factors identified in the section of this 10-Q entitled “Factors that May Affect Future Operating Results”. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design, develop, and market proprietary, advanced analog and mixed-signal semiconductors. Our products include liquid crystal display (LCD) backlight inverter Integrated Circuits (ICs), direct current (DC) to DC converter ICs, light emitting diode (LED) driver ICs, and audio amplifier ICs. These products are used to perform functions such as lighting electronic displays, converting or controlling voltages or current within systems, and amplifying sound. Since our incorporation in 1997, we have focused on delivering products for large and high growth market opportunities, and are currently targeting the computing, consumer electronics, and wireless markets.

We operate in the cyclical semiconductor industry. Although the semiconductor industry has recently experienced increased demand, the industry may experience downturns in the future. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term. In addition, we currently operate as a fabless semiconductor company, working with third parties to manufacture and assemble our integrated circuits. This has enabled us to minimize our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

We derive a majority of our revenues from sales of our LCD backlight inverter product family to the computing and consumer electronics markets and from sales of our DC to DC converter IC product family to the computing, consumer electronics and wireless markets. The end markets for our LED driver ICs are beginning to overlap with the end markets for our LCD backlight inverter product family because LED drivers are increasingly used in larger panel applications. In the future, we expect increased revenues from sales of our other products; such as audio ICs and new products to be introduced that include operational amplifiers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, diversify our customer base, and successfully secure manufacturing capacity.

The markets in which we sell our products are subject to seasonality. Our revenues generally tend to increase in the third and fourth quarters of each calendar year, when customers place orders to meet year-end holiday demand, and our revenues tend to decrease in the first quarter of each calendar year. However, our rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. This difficulty is partly attributable to increasing diversity in our product mix and to the differential rates of market share growth in our product families.

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

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. The table below shows the percent of total sales to our three largest customers for each period.

	Three Months Ended		Six Months Ended
Customer	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Uppertech	21%	23%	23%	19%
AIT	20%	29%	20%	22%
Yosun	11%	12%	11%	11%

Original design manufacturers, electronic manufacturing service providers and other third parties under distribution arrangements are not end customers, but rather serve as a channel to many end users of our products, while other end users of our products purchase from us directly.

We derive a substantial majority of our revenues from direct and indirect sales to foreign customers; 97% for the three months ended June 30, 2005 and 98% for the six months ended June 30, 2005. These are sales either directly or through distribution arrangements to parties located in Asia, a majority of which represents revenues from parties with whom we have distribution arrangements for resale to users of our product in Taiwan. This is because many of the products that use our ICs are manufactured in Asia. As a result, we believe that a substantial majority of our revenues will continue to come from customers located in Asia, although in the future we expect sales into Taiwan to decrease as a percentage of revenues as sales into other Asian regions increase.

Our gross margins have improved steadily over the past three years, reaching 63% for the three months ended June 30, 2005. On a quarterly basis, our gross margins may fluctuate, and our first quarters have historically been our lowest gross margin quarters due to seasonality. As a fabless semiconductor company, we rely on a third party foundry to manufacture our wafers. We also rely on third-party assemblers to assemble and package our ICs prior to final product testing and shipping. Our improvement in gross margins was primarily due to a growth in unit volumes, which resulted in a lower per unit cost, as well as a reduction in our manufacturing and testing costs and improvements in our production yields. As we diversify our revenue mix, we expect to see a reduction in overall average selling prices as our DC to DC converter ICs, which we expect will represent an increasing percentage of revenues, typically sell at lower prices. However, we expect the impact of these changes in product mix on our overall gross margins to be approximately offset by increased sales of new higher margin products and lower manufacturing costs. However, there can be no assurance that margin growth can be achieved, and margins can fluctuate due to changes in overall average selling prices, product mix, market acceptance of new products, and manufacturing efficiencies.

Critical Accounting Policies and Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin No.104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to most customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. Although some of these arrangements include stock rotation rights that permit the return of up to 5% of the previous six months’ purchases (no more than once every six months), we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days after the date of the invoice and the majority of our arrangements with our distributors do not include price protection provisions. Although some of our arrangements with smaller distributors include price protection provisions permitting them a credit for unsold inventory if we reduce our list prices, we have not experienced any significant claims pursuant to these provisions. In addition, terms of our significant distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for our products in certain regions of the world and the ability to terminate the agreement by either party with 60 days notice. Beginning August 1, 2005 we provided a standard one year warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or under certain circumstances, refund amounts to the customer for defective products. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized.

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

Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, (“SFAS 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. At June 30, 2005 and December 31, 2004, management determined no valuation allowance was necessary.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S. or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

Contingencies. From time to time, we become aware that the Company may be obligated to record a contingent liability. When this occurs, we investigate the potential contingent liability using Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on management’s judgment and given the facts and circumstances in each matter, we determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from subject matter experts for each specific matter; the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on operations.

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

We have recorded deferred stock-based compensation representing the difference between the deemed fair market value of our common stock at the grant date and the option exercise price. Prior to our initial public offering we determined the fair market value of our common stock based upon several factors, including trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair market value of our common stock, materially different amounts of stock-based compensation could have been reported.

Pro forma information regarding net loss attributable to common stockholders and net loss per share attributable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 2 to our condensed consolidated financial statements. The fair value of options issued pursuant to our option plans at the grant date was estimated using the Black-Scholes option-pricing model.

Results of Operations. The table below sets forth data from our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	100%	100%	100%	100%
Cost of Revenue	37%	42%	37%	44%
Gross Profit	63%	58%	63%	56%
Operating Expenses:
Research and Development (including Stock-Based Compensation)	18%	30%	20%	32%
Selling, General and Administrative (including Stock-Based Compensation)	21%	27%	22%	36%
Patent Litigation	24%	8%	27%	8%
Provision for litigation	54%	0%	32%	0%

Total Operating Expenses	117%	65%	101%	76%

Loss from Operations	(54%)	(7%)	(38%)	(20%)
Other Income (Expense):
Interest Income	1%	1%	1%	0%
Other Expense	(0%)	(0%)	(0%)	(0%)
Total Other Income	1%	1%	1%	0%
Net Loss Before Income Taxes	(53%)	(6%)	(37%)	(20%)
Income Tax Benefit	(23%)	0%	(15%)	0%

Net Loss	(30%)	(6%)	(22%)	(20%)
Accretion of Redeemable Convertible Preferred Stock	0%	3%	0%	4%

Net Loss Attributable to Common Stockholders	(30%)	(9%)	(22%)	(24%)

Revenues. Revenues for the three months ended June 30, 2005 were $22.3 million, an increase of $11.0 million, or 98%, over $11.3 million for the three months ended June 30, 2004. Revenues from our DC to DC converter product family increased $5.9 million, or 135%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computing, consumer electronics and wireless markets. Average selling prices remained relatively constant. Revenues from our LCD backlight inverter product family increased $3.0 million or 55%, due to higher volume shipments resulting from increased order rates for existing and new products partially offset by higher volume shipments of products with lower average selling prices. Revenues from our LED driver product family increased $1.7 million, or 132%, due to higher volume shipments resulting from increased order rates for existing and new products partially offset by lower average selling prices. Revenues for our audio amplifier product family increased $0.5 million, or 218%, due to an increased demand for our existing products partially offset by decreases in the average selling price

Revenues for the six months ended June 30, 2005 were $36.9 million, an increase of $18.8 million, or 104%, over $18.1 million for the six months ended June 30, 2004. Revenues from our DC to DC converter product family increased $9.3 million, or 131%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computing, consumer electronics and wireless markets. Average selling prices remained relatively constant. Revenues from our LCD backlight inverter product family increased $6.3 million or 72%, due to higher volume shipments resulting from increased order rates for existing and new products partially offset by higher volume shipments of products with lower average selling prices. The increase in higher volumes was partially offset by decrease in average selling prices due to product mix. Revenues from our LED driver product family increased $2.3 million, or 122%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenues for our audio amplifier product family increased $1.0 million, or 349%, due to an increased demand for our existing products.

Geographically, international revenues for the three months ended June 30, 2005 were $21.6 million or 97% of net revenues, an increase of $10.5 million as compared to international revenues of $11.2 million, or 99% of net revenues for the three months ended June 30, 2004. This increase was due to higher volume shipments resulting from increased order rates for existing and new products. International revenues consist of shipments to countries outside North America.

Geographically, international revenues for the six months ended June 30, 2005 were $36.1 million or 98% of net revenues, an increase of $19.4 million as compared to international revenues of $16.7 million or 93% of net revenues for the six months ended June 30, 2004. This increase was due to higher volume shipments resulting from increased order rates for existing and new products. In addition, in March 2004 we discontinued a distribution arrangement with a third party located in the United States who resold primarily to customers in Asia.

Due primarily to increased sales of our LCD backlight inverter product family and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004. We have completed six months of 2005 with $36.9 million in revenues. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

The following table illustrates changes in our revenues by product family (amounts in thousands):

	Three Months Ended		Six Months Ended
Product	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
LCD Backlight Inverters	$8,427	$5,428	$15,181	$8,840
DC to DC Converters	10,237	4,363	16,352	7,086
LED Drivers	2,922	1,262	4,117	1,856
Audio Amplifiers	671	211	1,244	277

Total	$22,257	$11,264	$36,894	$18,059

Gross Profit. Gross profit, as a percentage of revenues, was 63% for the three months ended June 30, 2005, compared to 58% for the three months ended June 30, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments and manufacturing cost reductions. The gross margin was favorably impacted by a reduction in stock compensation expense to $0.1 million, or 0.5%, for the three months ended June 30, 2005, compared to $0.2 million, or 2% of net revenues, for the three months ended June 30, 2004.

Gross profit, as a percentage of revenues, was 63% for the six months ended June 30, 2005, compared to 56% for the six months ended June 30, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and from our LCD backlight inverter product family. The gross margin was favorably impacted by a reduction in stock compensation expense of $0.2 million, or 1%, for the six months ended June 30, 2005, compared to $0.4 million, or 2% of net revenues, for the six months ended June 30, 2004.

Research and Development. Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, related facilities costs, and expenses associated with computer equipment used in integrated circuit development.

Research and development expenses (excluding stock-based compensation) were $3.1 million, or 14% of revenues, for the three months ended June 30, 2005 and $2.0 million, or 17% of revenues for the three months ended June 30, 2004. This increase of $1.1 million was due to an increase in personnel and other expenses associated with new product development activities.

Research and development expenses (excluding stock-based compensation) were $5.5 million, or 15% of revenues for the six months ended June 30, 2005 and $3.3 million, or 18% of revenues, for the six months ended June 30, 2004. This increase of $2.2 million was primarily the result of hiring additional engineers to support the Company’s research and development efforts and expenses associated with new product development activities.

	Three Months Ended		(%) Change	Six Months Ended		(%) Change
(in thousands)	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Net Revenues	$22,257	$11,264	98%	$36,894	$18,059	104%
Research and Development (R&D) - excluding stock-based compensation	3,055	1,964	56%	5,459	3,328	64%
R&D - stock-based compensation	864	1,379	(38%)	1,747	2,391	(27%)

Total R&D Expenses	$3,919	$3,343	17%	$7,206	$5,719	26%

R&D as a percentage of Revenue	18%	30%		20%	32%

Stock-based compensation allocated to research and development expenses was $0.9 million, or 4% of revenues, for the three months ended June 30, 2005, compared to $1.4 million, or 12% of revenues for the three months ended June 30, 2004. Stock-based compensation allocated to research and development expenses was $1.7 million, or 5% of revenues, for the six months ended June 30, 2005, compared to $2.4 million, or 13% of revenues, for the six months ended June 30, 2004. The decrease of $0.5 million for the three months ended June 30, 2005 and $0.7 million for the six months ended June 30, 2005 was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules. Our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach. This results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options. The decrease was also due to the elimination of stock-based compensation as a result of the termination of employment of certain employees.

We believe that investments in research and development, including the recruiting and hiring of design engineers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of new products related to these end markets.

Selling, General and Administrative. Selling, general administrative expenses include salary and benefit expenses, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Three Months Ended		(%) Change	Six Months Ended		(%) Change
(in thousands)	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Net Revenues	$22,257	$11,264	98%	$36,894	$18,059	104%
Selling, General and Administrative (SG&A) - excluding stock-based compensation	3,997	1,653	142%	6,800	3,184	113%
SG&A - stock-based compensation	757	1,422	(46%)	1,486	3,361	(56%)

Total SG&A expenses	$4,754	$3,075	55%	$8,286	$6,545	27%

SG&A as a percentage of Net Revenues	21%	27%		22%	36%

Selling, general and administrative expenses (excluding stock-based compensation) were $4.0 million, or 18% of revenues, for the three months ended June 30, 2005 and $1.7 million, or 15% of revenues for the three months ended June 30, 2004. The increase of $2.3 million was due to an increase in sales and marketing personnel in the United States, Taiwan, Korea and China to support our increase in customers and revenue growth. In addition, general and administrative expenses increased due to an increase in professional fees, including fees for Sarbanes–Oxley consultants, accountants, director and officer liability insurance and legal and tax advisors.

Selling, general and administrative expenses (excluding stock-based compensation) were $6.8 million, or 18% of revenues, for the six months ended June 30, 2005 and $3.2 million, or 18% of revenues for the six months ended June 30, 2004. The increase of $3.6 million was due to an increase in sales and marketing in the United States, Taiwan, Korea and China to support our increase in customers and revenue growth. In addition, general and administrative expenses increased due to personnel and other expenses associated with being a publicly traded company, including fees for legal advisors, accountants and other expenses related to Sarbanes–Oxley compliance.

Stock-based compensation allocated to selling, general and administrative expenses were $0.8 million, or 3% of revenues for the three months ended June 30, 2005, compared to $1.4 million, or 13% of revenues for the three months ended June 30, 2004. Stock-based compensation allocated to selling, general and administrative expenses were $1.5 million, or 4% of revenues for the six months ended June 30, 2005, compared to $3.4 million, or 19% of revenues for the six months ended June 30, 2004. The decrease of $0.6 million for the three months ended June 30, 2005 and $1.9 million for the six months ended June 30, 2005 was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules. Our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options The decrease was also due to the elimination of stock-based compensation as a result of the termination of employment of certain employees.

Patent Litigation. Patent litigation expenses were $5.4 million, or 24% of revenues for the three months ended June 30, 2005 and $9.9 million, or 27% of revenues, for the six months ended June 30, 2005. Patent litigation expenses were $0.9 million or 8% of revenues, for the three months ended June 30, 2004 and $1.5 million or 8% of revenues, for the six months ended June 30, 2004.

	Three Months Ended		(%) Change	Six Months Ended		(%) Change
(in thousands)	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Net Revenues	$22,257	$11,264	98%	$36,894	$18,059	104%
Patent Litigation Expenses	5,373	874	515%	9,870	1,475	569%
Provision for Litigation	12,000	—	100%	12,000	—	100%

Litigation as a percentage of Net Revenues	24%	8%		27%	8%

The increase in patent litigation expenses was due to the increase in activities associated with multiple lawsuits in the U.S. and Taiwan. In addition to the O2 lawsuit that existed in 2003, three more patent infringement suits were brought against us in the last half of 2004 by Linear, Microsemi and Micrel, and O2 brought an additional action against us, our supplier, and two of our customers in Texas. In the second quarter of 2005, we prepared three cases for trial, and one trial was commenced, while the other two were postponed.

Provision for Litigation. The $12 million provision for litigation in the quarter ended June 30, 2005 is based on the jury verdict rendered July 18, 2005, in the trial against O2 in Oakland, California. A final judgment has not been entered in that case. Based on certain pretrial rulings, it is possible that the Company may prevail on a post-trial motion to set aside the $12 million jury verdict.

Interest Income. Interest income was $0.3 million for the three months ended June 30, 2005, and $0.04 million for the three months ended June 30, 2004. Interest income was $0.7 million for the six months ended June 30, 2005, and $0.07 million for the six months ended June 30, 2004. Interest income is earned on our cash and investments. Cash and investments increased $39.2 million from June 30,

2004. $34.9 million of our cash and investments are from IPO proceeds, net of expenses, received in November 2004. Cash and investments are primarily held in interest bearing accounts.

Other Expense. Other expense was $0.05 million for the three months ended June 30, 2005 and $0.01 million for the three months ended June 30, 2004. The increase in other expense was due to Taiwan value added taxes withheld from payments and losses due to fluctuations in the Taiwan Dollar currency rates.

Other expense was $0.09 million for the six months ended June 30, 2005 and $0.01 million for the six months ended June 30, 2004. The increase in other expense was due to Taiwan value added taxes withheld from payments.

Income Tax Benefit. In the second quarter of 2005, we had an income tax benefit rate of 43%. For the six months ended June 30, 2005, we had an income tax benefit rate of 40%. The increase in rate for the second quarter was the result of projected tax implications associated with the Company’s international business structure.

Liquidity and Capital Resources.

As of June 30, 2005, we had working capital of $47.2 million, including cash and cash equivalents of $34.7 million, investments of $17.1 million and an accrued legal liability for a provision for litigation of $12.0 million. During the six months ended June 30, 2005, cash and cash equivalents increased by $2.7 million from $32.0 million as of December 31, 2004 to $34.7 million as of June 30, 2005. We have financed our growth primarily with proceeds from operating activities and from the issuance of common stock. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering.

We generated $3.8 million of cash from operating activities during the six months ended June 30, 2005. The primary impact on operating cash flows for the six months ended June 30, 2005 was from an increase in accrued liabilities, including a $12 million provision for litigation offset by an increase in the net loss, deferred income taxes and accounts receivable.

We used $1.6 million of cash for investing activities during the six months ended June 30, 2005. Capital expenditures totaled $1.5 million, and purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $0.1 million.

We generated $0.5 million of cash from financing activities during the six months ended June 30, 2005, through proceeds from the issuance of common stock under employee stock plans.

In addition, the following litigation-related contingencies might also affect our liquidity and capital resources: cash bonds of approximately $6.1 million posted with the courts in Taiwan, $12 million accrued provision for litigation stemming from our July 18, 2005 jury verdict outcome and potential penalties relating to injunctions, and/or possible future legal fees and indemnification obligations to be incurred in connection with litigation involving Linear, Microsemi, and Micrel. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005.

We use professional investment management firms to manage most of our invested cash. External investment firms managed 90% of our invested balances during the second quarter of 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and policies approved by the Board of Directors.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.

Contractual Obligation and Off-Balance Sheet Arrangements.

The following table summarizes our non cancelable purchase commitments as of June 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow over the next 12 months (in thousands):

	June 30, 2005	Less than 1 year
Non-cancellable purchase commitments	$9,613	$9,613

Total	$9,613	$9,613

As of June 30, 2005, the Company had no off-balance sheet financing arrangements or activities outside of operating leases, non-cancelable purchase orders, and the Chengdu, China commitment. For a discussion of the Company’s off-balance sheet financing arrangements at December 31, 2004, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Contractual Obligation and Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. None of such off-balance sheet financing arrangements has changed materially from December 31, 2004.

Factors that May Affect Future Operating Results.

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Quarterly report on Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of June 30, 2005, we had an accumulated deficit of $28.8 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. In addition, we expect to continue to incur significant legal expenses associated with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unsuccessful in the patent infringement actions brought by O2 Micro International Limited in either the U.S. or in Taiwan, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome in O2’s patent claims against us could cause our revenues in the LCD backlight product family to decline significantly and severely harm our business and operating results.

We are engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited. We refer to O2 Micro and O2 Micro International together as O2. These proceedings involve various claims and counterclaims in the United States and Taiwan by O2 and us alleging, among other things, patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter ICs, which are part of our LCD backlight inverter product family. The patent disputes relating to O2’s patents in both the United States and Taiwan involve issues that could affect all of our CCFL backlight inverter products used in Taiwan and the United States. In January 2003, O2 obtained an injunction in Taiwan prohibiting us from manufacturing, designing, displaying, importing, or selling two of our most significant products in Taiwan, either directly or through a third party acting at our request. O2 has also taken legal action against our China wafer manufacturer and some of our customers and users of our products in the United States and Taiwan. If we are not successful in the litigation based on O2’s patents, we could be ordered to pay monetary fines and/or damages to O2 and/or our customers if we are found to be in violation of the Taiwan injunction or liable to O2 on its claims against us. We could also be prevented from selling many of our products, either into Taiwan, directly or through the distribution arrangements we currently employ, or in the U.S. Because we have agreed to indemnify certain of our customers and our manufacturer against certain claims of patent infringement and violations of trade secrets, and we are currently defending our manufacturer and certain of our customers against claims by O2, we could be liable to our manufacturer or customers whom we have indemnified against liability for damages arising from claims by O2 or others. Our customers and end-users of our products could decide not to use our products; our wafer manufacturer could decide to reduce or eliminate its manufacturing of some or all of our LCD backlight inverter product family; or our products or our customers’ accounts payable to us, could be seized from them.

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

Adverse customer reaction to the recent verdict against us in our trial with O2 or to the entry of an injunction against us could cause our revenues to decline significantly and severely harm our business and operating results.

Following the jury verdict in our trial in Oakland, California, certain issues remain to be decided by the judge, including whether to enter an injunction against us. Adverse customer reaction to the verdict and/or the entry of an injunction could cause customers to turn to other suppliers of CCFL products, could cause us to miss important design windows and/or design wins, could cause our revenues to decline and could severely harm our backlight inverter business and our operating results.

An award of an injunction against us could have a significant impact on our revenues and our business and operating results could be severely harmed.

Following the jury verdict in our trial in Oakland, California, certain issues remain to be decided by the judge in the case, including whether to award an injunction against us in connection with the jury’s verdict that we misappropriated certain alleged O2 trade secrets. Should the judge award an injunction prohibiting us from selling some or all of our CCFL products for some period of time, customers could turn to other suppliers of CCFL products, we could miss important design windows and/or design wins, our revenues could be significantly impacted and our backlight inverter business and operating results could be severely harmed.

An award of additional damages and/or attorneys fees for willful misappropriation of trade secrets or inequitable conduct and/or a reasonable royalty to O2 could have a significant impact on our balance sheet and/or operating results.

On July 18, 2005, the jury in our trial against O2 in Oakland, California, returned a verdict finding that we had willfully misappropriated certain alleged trade secrets belonging to O2, that O2 does not infringe certain claims of two of MPS’s patents, and that the patent claims we asserted that O2 infringed were invalid. Certain issues remain to be decided by the judge in the case, including whether to award additional damages and/or attorneys fees in connection with the jury’s verdict that our misappropriation of alleged trade secrets was willful, whether to award attorneys fees for alleged inequitable conduct in connection with our patent prosecution, and whether to award O2 a reasonable royalty in addition to or in lieu of the monetary damages awarded by the jury. An award of additional damages and/or attorneys fees against us or the award of a royalty to O2 could have a significant impact on our balance sheet and/or operating results.

If we are unsuccessful in our current patent infringement lawsuits with Linear Technology Corporation, Microsemi Corporation, or Micrel, Incorporated, or in any additional third party lawsuits, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome could cause our revenues to decline significantly and could severely harm our business and operating results.

In July 2004, Linear Technology Corporation (“Linear”) filed a complaint with the U.S. International Trade Commission (ITC) alleging that two of our products, the MP1556 (a product within our DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear has subsequently supplemented its infringement allegations to include certain additional products and products under development, all of which are in the low-quiescent current segment of our DC to DC product line. This matter has been reset for a hearing beginning October 5, 2005. Linear’s complaint requests that the ITC issue an exclusion order and a cease and desist order that would prevent products utilizing the circuitry in question from being imported into the U.S. Sales of our products identified by Linear in its complaint accounted for less than 2% of our revenues for 2004 and less than 2% of our revenues in the first half of 2005. However, if Linear successfully adds other products to the investigation, then the potential financial impact on the Company could be much greater. Our DC to DC converter products are expected to account for a significant portion of our future revenues over the next several years.

In October 2004, Microsemi Corporation (“Microsemi”) sued us in the United States District Court for the Central District of California, alleging that our products infringe four of its patents. The complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. Microsemi has recently filed infringement contentions identifying 27 claims of four patents that it asserts are infringed by our CCFL backlight inverter products. We have filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid.

In November 2004, Micrel, Incorporated (“Micrel”) sued us in the United States District Court for the Northern District of California alleging that our products infringe two of its patents. Michael Hsing, our Chief Executive Officer, and another of our employees are named inventors on both of Micrel’s patents and Jim Moyer, our Chief Design Engineer, is a named inventor on one of them. All three of these individuals are former Micrel employees. Micrel’s complaint does not identify which claims in the two patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. However, because Micrel’s patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device, all of our products could potentially be implicated. Micrel’s complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. Micrel subsequently filed an amended complaint adding Messrs. Hsing and Moyer as defendants, and adding causes of action for alleged statutory and common law misappropriation of trade secrets, breach of confidentiality agreements by Messrs. Moyer and Hsing, and alleged violation of California’s Unfair Competition law. Our motion to dismiss these claims on statute of limitations grounds was granted with leave to amend; Micrel has filed a second amended complaint adding additional alleged facts; and we have filed a second motion to dismiss those claims on statute of limitations grounds.

If we do not prevail in the litigation with Linear Technology, Microsemi, or Micrel, we could be enjoined from selling one or more of our products into the U.S., either directly or indirectly. Because many of our products are sold indirectly by our customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. In addition, if we do not prevail in the Microsemi or Micrel litigation, we could be ordered to pay monetary damages to Microsemi and/or Micrel. We could also be liable to customers who have purchased our products and whom we have indemnified against liability for damages arising from claims that our products infringe the intellectual property rights of others. Even if we are ultimately successful in the litigation with Linear, Microsemi, and Micrel, we could lose customers in the interim due to the surrounding uncertainty. Any of these results would have a material and adverse effect on our results of operations for one or more quarters, and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations.

In addition, along with the claims asserted by O2, Linear, Microsemi, and Micrel, these or other third parties could assert that these or other of our products infringe their intellectual property rights, which could result in restrictions or prohibitions on the sale of our products and/or cause us to pay license fees and damages. Further, we have agreed to indemnify certain customers and supplier in some circumstances against liability from infringement by our products. In the event any third party were to make a new infringement claim against us or our customers, we could be enjoined from selling some or potentially all of our products, or could be required to indemnify our customers or pay royalties or other damages to third parties. If we were unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our products so that they did not infringe or stop selling the infringing products, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Given our inability to control the timing and nature of significant events in our litigations, our legal expenses are difficult to forecast, and may vary substantially from our predictions with respect to any given quarter, and interim developments in the litigations may contribute to increased volatility in our stock price and business.

As described in “Management’s Discussion and Analysis of Financial Condition—Results of Operations—Patent Litigation,” until our litigations with O2, Linear, Microsemi, and Micrel are resolved we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict the legal expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. We are currently expecting an increase in our expenses in preparation for the trials scheduled in the third quarter. We are also expecting increased activity in the Micrel and Microsemi cases. Interim developments in these lawsuits may also contribute to increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail. Interim developments may also affect customer perception of risk with respect to the purchasing of our products, and could unfavorably impact our business.

Our ongoing patent litigations and the potential for new litigations may divert financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Linear, Microsemi, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Such litigation is very costly. For example, we spent $7.8 million, or 17% of revenue, in 2004, and $9.9 million, or 27% of revenue, in the first half of 2005 on patent litigation expenses. The $9.9 million excludes a $12 million provision for litigation in the second quarter of 2005. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our LCD backlight inverter products and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $36.9 million in the first half of 2005. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

Due to our limited operating history, we may have difficulty both in accurately predicting our future revenues and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenues until 2000. As a result, we have only a short history from which to predict future revenues. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual revenues. We are currently expanding our staff and increasing our expense levels in anticipation of future revenue growth. If our revenues do not increase as anticipated, significant losses could result due to our higher expense levels.

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

Moreover, we believe a high percentage of our products are eventually sold to a number of end customer original equipment manufacturers, or OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or original design manufacturers to use our products, we do not have agreements with any of these end customers, formal or informal. Therefore, there can be no assurance that they will continue to choose to incorporate our ICs into their products. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to OEMs, or that the OEMs will be successful in selling products which incorporate our ICs.

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

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, by December 31, 2005. We expect to incur additional expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The NASDAQ National Market, on which our common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. Our efforts to comply with such laws, rules and regulations require a significant amount of management time and are costly. If we fail to comply in a timely manner with the requirements of Section 404 or other requirements, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

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

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on their continued cooperation. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. O2 has sued ASMC in two cases for patent infringement based on its manufacture of our products, and it is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation. We are negotiating in good faith with ASMC to renew our foundry agreement. While we believe we will be able to enter into an extension of that contract, an abrupt termination of our relationship with ASMC would have a material impact on our business and results of operations.

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

Although we provide ASMC with rolling forecasts of our production requirements, its ability to provide wafers to us is limited by the available capacity of the facilities in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause ASMC to reduce capacity available to us. ASMC may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. If ASMC extends lead times, limits supplies, or increases prices due to capacity constraints or other factors, our revenues and gross margins may decline.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. Moreover, in our recent trial in Oakland, California against O2, the jury returned a verdict holding that a number of the claims of two of our patents covering elements of our CCFL technology are invalid. We intend to continue protecting our proprietary technology, including through patents. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers and have significant foreign operations, which may expose us to political, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers, from sales either directly or through distribution arrangements to parties located in Asia, a majority of which represents revenues from parties with whom we have distribution arrangements for resale to users of our products in Taiwan. As a result, we are subject to increased risks due to this concentration of business and operations. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions;

•	transportation delays;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses affecting international travel;

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	difficulties in collecting receivables and enforcing contracts generally;

•	currency exchange rate fluctuations adversely impacting intra-company transactions; and

•	less effective protection of intellectual property.

Devaluation of the U.S. Dollar relative to other foreign currencies, including the Chinese Yuan, may adversely affect results of operations.

Our manufacturing and packaging suppliers are and will be substantially located in China. In addition, we collect payments from all customers in U.S. dollars. The recent decision of the Chinese Government to let their currency float against a “basket of international currencies” may devalue the U.S. Dollar against the Chinese Yuan. Should the value of the Chinese Yuan continue to rise against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations.

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our competitors to include Intersil Corporation, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

Our corporate headquarters, the production facilities of our third-party wafer supplier, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenues, as well as our manufacturers and assemblers, are concentrated in Southeast Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

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

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because of their significant stock ownership, our officers and directors will be able to exert significant influence over our future direction.

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 35% of our outstanding common stock. Additionally, Jim Jones, one of our directors, is associated with BAVP, L.P., which owns approximately 8% of our outstanding common stock and Herbert Chang, one of our directors, is associated with InveStar, which owns approximately 14% of our common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005. During the first six months of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our certifying officers concluded that these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our disclosure controls and procedures provide our certifying officers reasonable assurances that our disclosures will achieve their objectives. However, company management, including our certifying officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in internal control over financial reporting. In addition, we reviewed our internal controls over financial reporting and no changes were identified during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the Company’s legal proceedings, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and updates in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2005 filed with the SEC on May 13, 2005. Only material developments since May 13, 2005 are included in this filing.

O2 Micro, Inc. — U.S. Litigation

In the case pending in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe O2’s ‘129 patent, O2 amended its complaint to add ASMC, Compal, Asustek and some of their respective affiliates as additional defendants, and asserted claims against them for infringement of the ‘129, ‘722, and ‘615 patents. The Company is defending and indemnifying ASMC and Asustek. ASMC has filed a motion to dismiss the action against it for lack of personal jurisdiction and the Company has moved to transfer the case to Oakland, California. While these motions are still pending, the judge in the case has scheduled jury selection for the trial in the case for August 7, 2006.

In the case pending in the Northern District of California in which we asserted that O2 infringes our 6,114,814 (‘814) and 6,316,881 (‘881) patents, O2 claimed that the Company misappropriated its trade secrets and that the ‘814 and ‘881 patents are invalid, the jury returned a verdict on July 18, 2005. The jury found that the Company willfully misappropriated certain trade secrets belonging to O2Micro and awarded O2Micro damages in the amount of $12 million; that O2Micro does not infringe claim numbers 3 and 10 of the ‘814 patent number, and does not infringe claim numbers 1, 2, 8, 9, 14, 21 and 25 of the ‘881 patent; and that those claims of the ‘814 patent and the ‘881 patent were anticipated by certain prior art and are invalid. The judge will be determining certain other issues before entering judgment in the case. Among other things, O2 has asked the judge to enter an injunction against the Company, prohibiting us from selling many of our CCFL products for up to six months, and has asked for a reasonable royalty as well as a tripling of the $12 million jury verdict. The Company has asked the judge to overturn portions of the jury verdict, including the $12 million damages award. The Company expects the judge to rule on these matters, and order the entry of judgment, in mid-September. The Company also expects that both parties will file post-trial motions challenging various other aspects of the jury verdict and the judgment. The Company expects the judge to rule on those motions toward the end of 2005. Once all motions have been decided and a final judgment has been entered, the Company will evaluate all of its legal options, including appeal.

O2 Micro, Inc. — Taiwan Litigation

The Company has filed an appeal to the Taiwan Intellectual Property Office (TIPO) regarding its decision to accept O2’s amendment to its ‘318 patent and to dismiss the Company’s invalidation action against this patent. The case is pending decision at the Ministry of Economic Affairs.

Taipei District Court dismissed the lawsuit where the Company claims that O2 abused its patent which caused damages to the Company’s reputation and violated Fair Trade Law in Taiwan. The defensive preliminary-injunction that the court issued against O2 which prohibits O2 from interfering with manufacturing, selling, importing and using the Company’s products such as MP1010 and other products specially enumerated in that injunction is still in place. The Company intends to appeal this case on its merits.

Linear Technology Corporation

In the investigation initiated by Linear Technology Corporation at the U.S. International Trade Commission (ITC), the hearing that was scheduled to commence on June 22, 2005, was postponed because the judge in the matter was injured in an accident. A new hearing date has been set for October 5, 2005. The target date for conclusion of the investigation is currently scheduled for February 17, 2006.

Microsemi Corporation

In the patent infringement case filed by Microsemi Corporation in the United States District Court for the Central District of California, Microsemi has served its infringement contentions asserting that some or all of the Company’s CCFL products infringe 27 claims of the four patents they have asserted against the Company. The Company is preparing its response to those contentions.

Micrel Corporation

In the patent infringement case filed by Micrel in the United States District Court for the Northern District of California, on May 2, 2005, Micrel filed a second amended complaint. The Company has filed a second motion to dismiss the trade secret-related allegations on statute of limitations grounds, and the matter will be heard by Judge White on September 30, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held the Annual Meeting of Stockholders of on June 2, 2005. The Company received proxies representing 18,459,065 shares of Common Stock or 66% of the total outstanding shares of Common Stock of the Company.

(b)	The votes cast to elect Jim Jones and Umesh Padval as Directors of the Company to serve for a three year term are set forth below.

Director Candidate	Cast For	Withheld
Jim Jones	16,843,073	1,615,992
Umesh Padval	17,019,323	1,439,742

In addition, Michael R. Hsing, Jim C. Moyer, Herbert Chang, and Alan Earnhart each continued to serve as directors of the Company after the meeting.

(c)	The votes cast to ratify the appointment of Deloitte and Touche LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2005 are set forth below.

Cast For	Withheld
18,374,105	84,960

ITEM 6.	EXHIBITS

(a)	See Exhibit Index.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: August 15, 2005	By:	/s/ TIM CHRISTOFFERSEN
Tim Christoffersen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.