Form 10-K/A
period 2004-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2006-03-09
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

There were 27,793,764 shares of the Registrant’s common stock issued and outstanding as of March 1, 2005

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

(1) Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement (the “2005 Proxy Statement”) for the 2005 Annual Meeting of Stockholders.

MONOLITHIC POWER SYSTEMS, INC.

Explanatory Note:

We are filing this amendment to our annual report on Form 10-K/A to restate our consolidated financial statements for the years ended December 31, 2004 and 2003. See Note 18 to the Consolidated Financial Statements for detail regarding the restatement.

The following sections in this report have been amended as a result of the restatement:

Part I—Item 1—Business;
Part II—Item 6—Selected Financial Data;
Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II—Item 8—Financial Statements and Supplementary Data;
Part II—Item 9A—Controls and Procedures; and
Part IV—Item 15—Exhibits and Financial Statement Schedules.

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of the restatement, in this Form 10-K/A. Accordingly, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 31, 2005. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 31, 2005.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this annual report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “will,” variations of such words and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this annual report on Form 10-K/A and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled “Trends, Risks and Uncertainties” and to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this annual report on Form 10-K/A. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

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

Research and development expenses were approximately $7.7 million, $5.5 million, and $4.5 million in fiscal years 2004, 2003, and 2002, respectively, which excludes stock-based compensation of $5.2 million, $1.1 million and $6,900, respectively.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2, Linear, Microsemi, and Micrel. For a more complete description of our legal matters, please read “Legal Proceedings” beginning on page 23. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. Further, we have agreed to indemnify our customers and supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

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

Trends, Risks and Uncertainties

Our business is inherently risky. You should carefully consider the risks described below, together with all of the other information in this annual report on Form 10-K/A and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of December 31, 2004, we had an accumulated deficit of $20.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unsuccessful in our current lawsuits with O2 Micro International Limited in either the U.S. or in Taiwan, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues in the LCD backlight product family to decline significantly and severely harm our business and operating results.

This risk factor only summarizes the various legal proceedings and related events. We strongly advise you to read “Legal Proceedings” beginning on page 23 for a more detailed description.

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

This risk factor only summarizes the various legal proceedings and related events. We strongly advise you to read “Legal Proceedings” beginning on page 23 for a more detailed description.

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

In October 2004, Microsemi Corporation (“Microsemi”) sued us in the United States District Court for the Central District of California, alleging that our products infringe four of its patents. Microsemi’s complaint does not identify which claims in the four patents are allegedly infringed nor does it identify which of our products supposedly infringe the patent claims. We have filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid based upon the description of the technology contained in Microsemi’s complaint and responses to our discovery requests. We understand that Microsemi will contend that one or more of our CCFL backlight inverter products infringes its patents. The complaint requests an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses.

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

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As we have been an early stage private company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. As a result, when we prepared our financial statements as of and for the year ended December 31, 2003, we identified and reported to our audit committee three significant deficiencies in our internal accounting controls. Two of these significant deficiencies rose to the level of “material weaknesses,” while the third was considered a “reportable condition.” The two material weaknesses were that (i) we lacked certain formalized accounting policies and procedures, including written procedures for the monthly, quarterly, and annual “closing” of our financial books and records and (ii) we lacked sufficient staff in our accounting and information technology departments. The reportable condition was that our accounting personnel lacked adequate training on our enterprise resource planning system. Subsequently, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff, training our new and existing staff, and establishing monthly, quarterly, and annual closing procedures.

We believe that we have remediated the material weaknesses and reportable conditions in our internal controls, as identified in connection with the preparation of our fiscal 2003 financial statements. At the direction of our audit committee, we engaged our external auditors to audit our financial statements for the quarter ended March 31, 2004, which audit did not include an audit of internal control over financial reporting. In their report to the audit committee following this audit, the material weaknesses and reportable condition previously identified were no longer reported; however, other matters that did not constitute material weaknesses or reportable conditions were identified. These other matters included control deficiency recommendations relating to:

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

Available Information

We were incorporated in California in 1997 and reincorporated into Delaware in November 2004. Our executive offices are located at 983 University Avenue, Building A, Los Gatos, CA 95032. Our telephone number is (408) 357-6600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Form 10-K/A.

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

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930. The investigation is now captioned: In the Matter of Certain Voltage Regulator Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleges that two of our products, the MP1556 (a product within our DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear has examined numerous other products within our DC to DC converter product family that do not employ the particular circuitry utilized in the MP1556 and has not accused those other products of infringement. Therefore, Linear’s allegations appear limited to the particular circuitry used in a relatively small number of products and products under development. Linear alleges that we violated section 337 because we imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requests that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there has been a violation of section 337, as alleged in the complaint. We believe we have meritorious defenses to the claims and are defending vigorously against them. The matter had been scheduled for trial before the ITC commencing March 30, 2005; however, at Linear’s request due to a conflict with another trial, the judge has rescheduled the trial to commence June 22, 2005. If Linear is successful in securing an exclusion order against the MP1556, EV0063, and potentially other products, such an exclusion order would prevent such products from being shipped into the United States and would have a material adverse effect on our business.

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

	Common Stock Closing Price
	High	Low
Fiscal 2004
4th Quarter (from November 18, 2004)	$11.14	$9.30

Recent Sales of Unregistered Securities

Since January 1, 2004, we have sold and issued the following unregistered securities:

(1)	From January 1, 2004 to November 17, 2004, we granted stock option to purchase an aggregate of 4,239,600 shares of common stock at the exercise price ranging from $5.00 to $10.00 per share to employees, consultants, directors and other service providers pursuant to our 1998 Stock Plan.

(2)	On October 5, 2004 and October 28, 2004, we issued 176,740 shares of our common stock at a price of $0.001 per share to certain of our employees for an aggregate offering price of $176.74.

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

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K/A.

Operating results for any year are not necessarily indicative of results for any future periods.

	Year ended December 31,
	2004	2003	2002	2001	2000
	Restated (1)	Restated (1)
	(in thousands, except per share data)
Revenues	$47,595	$24,204	$12,206	$8,130	$5,252
Cost of revenues:
Product costs	18,681	10,750	6,825	5,969	3,850
Stock-based compensation	913	216	6	6	3

Total cost of revenues	19,594	10,966	6,831	5,975	3,853

Gross profit	28,001	13,238	5,375	2,155	1,399
Operating expenses:
Research and development (excluding stock-based compensation*)	7,689	5,493	4,459	2,610	1,435
Selling, general and administrative (excluding stock-based compensation*)	7,066	3,914	2,440	1,808	1,102
Patent litigation	7,833	4,332	1,603	958	—
Stock-based compensation*	10,648	2,948	167	180	494

Total operating expenses	33,236	16,687	8,669	5,556	3,031

Loss from operations	(5,235)	(3,449)	(3,294)	(3,401)	(1,632)
Other income (expense):
Interest and other income	171	170	178	111	37
Interest and other expense	(93)	—	(121)	(283)	(8)

Total other income (expense), net	78	170	57	(172)	29

Loss before income taxes	(5,157)	(3,279)	(3,237)	(3,573)	(1,603)
Income tax benefit	(1,438)	—	—	—	—

Net loss	(3,719)	(3,279)	(3,237)	(3,573)	(1,603)
Accretion of redeemable convertible preferred stock	1,183	1,340	447	—	—

Net loss attributable to common shareholders	$(4,902)	$(4,619)	$(3,684)	$(3,573)	$(1,603)

Basic and diluted loss per common share	$(0.54)	$(0.75)	$(0.63)	$(0.63)	$(0.33)

Shares used in basic and diluted loss per common share	9,132	6,143	5,863	5,682	4,846
* Stock-based compensation has been excluded from the following items:
Research and development	$5,165	$1,104	$7	$8	$32
Selling, general and administrative	5,483	1,844	160	172	462

Total	10,648	$2,948	$167	$180	$494

(1)	Restated. See Note 18, “Restatement of Consolidated Financial Statements”, in the notes to consolidated financial statements for related discussion.

Consolidated Balance Sheet Data:

	As of December 31,
	2004	2003	2002	2001	2000
	Restated (1)	Restated (1)
		(in thousands)
Cash and cash equivalents	$32,019	$11,635	$17,223	$5,264	$904
Short-term investments	17,000	1,507	—	—	—
Working capital	52,638	16,743	17,568	4,621	796
Restricted assets	6,641	787	—	—	—
Total assets	72,384	22,603	21,614	8,078	4,346
Redeemable convertible preferred stock	—	18,413	17,074	—	—
Convertible preferred stock	—	11,163	11,163	11,163	4,379
Total stockholders’ equity	63,939	1,231	1,979	5,441	1,697

(1)	Restated. See Note 18, “Restatement of Consolidated Financial Statements”, in the notes to consolidated financial statements for related discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K/A, particularly under the heading “Trends, Risks and Uncertainties.”

The accompanying Management’s Discussion and Analysis reflects the effects of the restatement discussed in Note 18 to the consolidated financial statements.

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

As of December 31, 2003, we had a valuation allowance of approximately $4.8 million, attributable principally to certain unrealizable net operating loss and tax credit carryforwards. As of December 31, 2004, we had a valuation allowance of approximately $1.8 million, attributable to the estimated unrealizable deferred tax assets generated from tax benefits resulting from certain stock-based compensation transactions. Should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Contingencies. From time to time, we receive notices or become aware that our products or manufacturing processes may be infringing the intellectual property rights of others. When this occurs, we will investigate and determine whether a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the management’s judgment and given the facts and circumstances in each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from the technical experts in each specific matter, the status of legal proceedings, settlement negotiations, which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable outcome to operations.

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

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005. SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.

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

Results of Operations

The table below states the income statement items as a percentage of revenues.

	Year ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.2	45.3	55.9

Gross profit	58.8	54.7	44.1
Operating expenses:
Research and development	16.2	22.7	36.5
Selling, general and administrative	14.9	16.2	20.0
Patent litigation	16.5	17.9	13.1
Stock-based compensation	22.3	12.2	1.4

Total operating expenses	69.9	69.0	71.0

Operating loss	(11.1)	(14.3)	(26.9)
Interest and other income	0.3	0.7	1.5
Interest expense	(0.2)	—	(1.0)

Total other income (expense), net	0.1	0.7	0.5

Loss before income taxes	(11.0)	(13.6)	(26.4)
Income tax credit	(3.0)	—	—

Net loss	(8.0)%	(13.6)%	(26.4)%

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

The following table illustrates changes in our revenues by product family (amounts in thousands):

	Years ended December 31,						Percentage change
	2004		2003		2002		2004 to 2003	2003 to 2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
CCFL Inverters*	$21,910	46.0%	$16,898	69.8%	$9,694	79.4%	29.7%	74.3%
DC to DC Converters	19,468	40.9%	5,549	22.9%	388	3.2%	250.8%	1330.2%
LED Drivers	4,905	10.3%	1,442	6.0%	421	3.4%	240.2%	242.5%
Audio Amplifiers	1,312	2.8%	315	1.3%	1,703	14.0%	316.3%	(81.5)%

	$47,595	100.0%	$24,204	100.0%	$12,206	100.0%	96.6%	98.3%

*	Please note that our CCFL backlight inverter product family is now part of our LCD backlight inverter product family. Therefore, in future periods, this component of our revenues will be reported as our LCD backlight inverter product family, which will include other products in addition to our CCFL backlight inverter ICs.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 58.8% for the year ended December 31, 2004, compared to 54.7% for year ended December 31, 2003. The increase in gross margin was primarily due volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and volume efficiencies attributable to a growth in unit shipments from our CCFL backlight inverter product family. The gross margin was adversely impacted by $913,000, or 1.9%, for stock compensation expense for the year ended December 31, 2004, compared to $217,000, or 0.9%, for the year ended December 31, 2003.

Gross margin was 54.7% for the year ended December 31, 2003, compared with 44.1% for the year ended December 31, 2002. The increase in gross margin was primarily due to lower per unit costs associated with volume efficiencies attributable to a growth in unit shipments from our CCFL backlight inverter product family and the introduction of several new products in our DC to DC converter product. In addition, we reduced our manufacturing costs by converting to a lower cost foundry in the first half of 2003, reducing our assembly costs, and improving our test yields. The gross margin was adversely impacted by $217,000, or 0.9%, for stock compensation expense for the year ended December 31, 2003.

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

Stock-Based Compensation.

	Years ended December 31,			Percentage Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(in thousands)
Net revenues	$47,595	$24,204	$12,206	96.6%	98.3%
Stock-based compensation expense	$10,648	$2,948	$167	261.2%	1,665.3%
Stock-based compensation expense as a percentage of net revenues	22.4%	12.2%	1.4%	10.1%	10.8%

Stock-based compensation expense was $10.6 million, or 22.4% of revenues, for the year ended December 31, 2004, and $2.9 million, or 12.2% of revenues, for the year ended December 31, 2003. The increase is due to the granting of options during the second half of 2003 and first half of 2004 with exercise prices below the deemed fair value of our common stock resulting in deferred stock compensation, which resulted in an increase in amortization during 2004.

In October 2004, our stockholders approved an issuance of restricted stock of 176,740 shares, which resulted in additional amortization of stock-based compensation expense of $229,800 in 2004.

Future amortization of stock-based compensation for outstanding stock options and restricted stock at December 31, 2004 will be $3.0 million for the six months ended June 30, 2005, after which time the company will be required to adopt SFAS No. 123 (revised 2004), Share-Based Payment, and report stock compensation based on the fair values of the instruments.

Stock-based compensation allocated to sales, general and administrative expenses increased to $5.5 million in 2004 from $1.8 million in 2003. This increase is primarily due to current year option grants to sales, administrative personnel, board members and consultants. Similarly, stock based compensation allocated to research and development expenses increased to $5.2 million in 2004 from $1.1 million in 2003 due to current year option grants to research and development employees. In addition, stock-based compensation of $0.2 million has been recorded as an offset to revenue in both 2004 and 2003 for stock options granted to a non-employee in connection with a distribution arrangement.

We have also granted stock options to individuals employed by certain of our customers. These options are valued using the fair value method and the related charge of $493,312 for the year ended December 31, 2004 is classified as a reduction of revenue in the statement of operations. Based on the fair value of our common stock at December 31, 2004, additional charges of approximately $45,944 will be recorded in 2005 over the remaining vesting periods. The ultimate amount of this charge in 2005 will vary depending on changes in the fair market value of our common stock.

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

Income Tax Benefit. For the year ended December 31, 2004, our effective tax rate was 27.9% compared to the federal statutory rate of 35%. The difference is principally due to state and foreign income taxes and stock-based compensation expenses, partially off-set by the change in the deferred tax allowance. For the year ended December 31, 2003, our effective tax rate was zero as a result of our net operating loss.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $52.6 million, including cash and cash equivalents of $32.0 million and short-term investments of $17.0 million, compared to working capital of $16.7 million, including cash and cash equivalents of $11.6 million and short-term investments of $1.5 million, as of December 31, 2003. We have financed our growth primarily with proceeds from the issuance of preferred and common stock, and from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next twelve months.

Net cash provided by operating activities was $9.0 million for the year ended December 31, 2004, compared to $2.2 million of cash used for the year ended December 31, 2003. The cash provided by operating activities for the year ended December 31, 2004 was due to a decrease in accounts receivable of $0.6 million, increases in accrued liabilities of $2.4 million, accrued compensation of $1.0 million, and accounts payable of $1.6 million. This was offset by an increase in inventory of $3.8 million and an increase in prepaid and other expenses of $0.9 million. In addition, we had $12.1 million of stock compensation expense, $1.1 million of depreciation, which are each non-cash transactions, and our loss of $ 3.7 million. The decrease in accounts receivable was primarily the result of one of our largest customers delaying payment in the second half of 2003 because it was in the process of being acquired by another company. Following the acquisition, the customer paid $3.7 million in the first half of 2004, so its account is now current. The increase in inventory is the result of product built to meet increased customer demand. The increase in prepaid and other expense was primarily due to our Directors and Officers insurance premium and audit expenses related to us being a public company. The use of cash in operating activities for the year ended December 31, 2003 was primarily due to our net loss of $3.3 million. We also increased our accounts receivable by $3.3 million, which was offset by $3.4 million in stock compensation expense, a non-cash transaction. The use of cash in operating activities for the year ended December 31, 2002 was primarily due to our net loss of $3.2 million. We increased our accounts receivable by $0.2 million, inventory by $0.7 million and prepaid and other by $0.2 million, which was offset by $0.8 million increase in accounts payable and $0.6 million in depreciation, a non-cash transaction.

Net cash used in investing activities was $24.5 million in the year ended December 31, 2004 and $3.9 million in the year ended December 31, 2003. In the year ended December 31, 2004, we made purchases of $3.2 million for capital equipment and $17.0 million for investments and made payments of $5.5 million cash deposit and $0.3 million in asset deposits to a court in Taiwan related to our patent litigation with O2, all of which was partially offset by the sale of $1.5 million of investments. In the year ended December 31, 2003, we purchased $1.6 million of capital equipment and we purchased $4.0 million of investments offset by the sale of $2.5 million in investments. In addition, we paid $0.8 million as a deposit to a court in Taiwan relating to the O2 patent litigation. Net cash used in investing activities for the year ended December 31, 2002 was $1.1 million, the result of purchasing $1.1 million in capital equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $35.7 million, compared to $0.5 million for the year ended December 31, 2003. The cash provided by financing activities for the year ended December 31, 2004 was the result of our initial public offering, which increased our cash by $34.9 million, net of offering expenses. In addition, we received $0.5 million from the exercise of stock options by our employees and $0.3 million from exercise of Series C Preferred Stock warrants. Net cash provided by financing activities for the year ended 2003 was due from the exercise of stock options by our employees. Cash provided by financing activities for the year ended 2002, was primarily from the issuance of convertible preferred stock of $16.6 million, partially offset by repayment of notes payable for $0.7 million and a bank line of credit of $0.6 million.

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

As of December 31, 2004, the Company had no off-balance sheet financing arrangements or activities outside of operating leases, non cancelable purchase orders, and the Chengdu China commitment as disclosed in the Notes to Consolidated Financial Statements in this annual report on Form 10-K/A.

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

As discussed in Note 18, the consolidated financial statements as of and for the years ended December 31, 2004 and 2003 have been restated.

/s/ Deloitte & Touche LLP

San Jose, California
March 30, 2005

(March 6, 2006 as to the effects of the restatement discussed in Note 18)

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2004 (As restated, see Note 18)	2003 (As restated, see Note 18)
Current assets:
Cash and cash equivalents	$32,018,593	$11,635,409
Investments	17,000,000	1,507,190
Accounts receivable, net of allowances $222,163 in 2004 and $44,953 in 2003	3,995,662	4,566,106
Inventories	5,398,418	1,598,754
Deferred income tax asset—current	1,393,000	—
Prepaid expenses and other current assets	1,115,767	330,013

Total current assets	60,921,440	19,637,472

Property and equipment, net	4,180,200	2,148,891
Deferred income tax asset—long term	508,000	—
Other assets	133,939	29,876
Restricted assets	6,640,855	787,022

Total assets	$72,384,434	$22,603,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,396,081	$1,792,410
Accrued compensation and related benefits	1,517,744	514,635
Accrued income tax payable	374,316	—
Accrued liabilities	2,995,516	587,269

Total current liabilities	8,283,657	2,894,314

Deferred rent	161,448	64,703
Redeemable convertible preferred stock—no par value:
5,300,000 shares authorized in 2004 and 2003 (aggregate redemption value and aggregate liquidation value of none and $18,529,851 at December 31, 2004 and 2003, respectively)—Series D shares issued and outstanding: none and 5,087,767 in 2004 and 2003, respectively	—	18,413,244
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Convertible preferred stock—no par value; shares authorized: 5,000,000 in 2004 and 10,548,260 in 2003 (aggregate liquidation value of none in 2004 and $11,331,604 in 2003):
Series A shares issued and outstanding: none and 3,061,846 in 2004 and 2003 , respectively	—	1,058,625
Series B shares issued and outstanding: none and 4,261,706 in 2004 and 2003, respectively	—	3,320,653
Series C shares issued and outstanding: none and 3,044,708 in 2004 and 2003, respectively	—	6,783,363
Common stock, $0.001 par value, $27,741 in 2004 and $6,528 in 2003; shares authorized: 150,000,000; shares issued and outstanding: 27,740,541 and 6,527,728 in 2004 and 2003, respectively	93,235,744	13,383,800
Deferred stock compensation	(8,940,984)	(7,620,872)
Notes receivable from stockholders	(397,600)	(397,600)
Accumulated other comprehensive income	242,843	1,693
Accumulated deficit	(20,200,674)	(15,298,662)

Total stockholders’ equity	63,939,329	1,231,000

Total liabilities and stockholders’ equity	$72,384,434	$22,603,261

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(As restated, see Note 18)	(As restated, see Note 18)
Revenues	$47,595,039	$24,204,331	$12,205,601
Cost of revenues:
Product cost	18,680,881	10,749,636	6,824,895
Stock-based compensation	912,836	216,749	6,175

Total cost of revenues	19,593,717	10,966,385	6,831,070

Gross profit	28,001,322	13,237,946	5,374,531

Operating expenses:
Research and development (excluding stock based compensation*)	7,688,494	5,493,747	4,459,264
Selling, general and administrative (excluding stock based compensation*)	7,066,022	3,913,754	2,440,511
Patent litigation	7,832,934	4,331,861	1,602,416
Stock-based compensation*	10,648,126	2,948,036	167,019

Total operating expenses	33,235,576	16,687,398	8,669,210

Loss from operations	(5,234,254)	(3,449,452)	(3,294,679)

Other income (expense):
Interest and other income	170,838	169,892	178,609
Interest and other expense	(93,118)	—	(121,458)

Total other income (expense), net	77,720	169,892	57,151

Net loss before income taxes	(5,156,534)	(3,279,560)	(3,237,528)
Income tax benefit	(1,437,747)	—	—

Net loss	(3,718,787)	(3,279,560)	(3,237,528)
Accretion of redeemable convertible preferred stock	1,183,225	1,339,507	446,502

Net loss attributable to common stockholders	$(4,902,012)	$(4,619,067)	$(3,684,030)

Basic and diluted loss per common share	$(0.54)	$(0.75)	$(0.63)

Shares used in basic and diluted loss per common share	9,132,030	6,143,463	5,862,814

* Stock-based compensation has been excluded from the following line items:
Research and development	$5,165,070	$1,103,602	$6,928
Selling, general and administrative	5,483,056	1,844,434	160,091

Total	$10,648,126	$2,948,036	$167,019

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

									Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity

	Series A		Series B		Series C		Common Stock
	Shares	$Amount	Shares	$Amount	Shares	$Amount	Shares	$Amount
Balance as January 1, 2002	3,061,846	$1,058,625	4,261,706	$3,320,653	3,044,708	$6,783,363	5,627,500	$1,993,947	$(299,107)	$(420,600)	$(6,995,565)	$—	$5,441,316
Exercise of stock options							252,375	48,990					48,990
Amortization of deferred stock compensation, net of forfeitures									123,875				123,875
Compensation expense for non-employees stock options								49,319					49,319
Accretion of redemption value of Series D preferred stock											(446,502)		(446,502)
Net loss and comprehensive loss											(3,237,528)		(3,237,528)

Balance as of December 31, 2002	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	5,879,875	2,092,256	(175,232)	(420,600)	(10,679,595)	0	1,979,470
Components of comprehensive loss:
Net loss (1)											(3,279,560)		(3,279,560)
Unrealized loss on investments												(6,090)	(6,090)
Foreign exchange gain												7,783	7,783

Total comprehensive loss (1)													(3,277,867)
Exercise of stock options							647,853	481,584					481,584
Issuance of stock option to employees at less than fair								9,983,506	(9,983,506)				—
Amortization of deffered stock compensation, net of forfeitures (1)								(33,572)	2,537,866				2,504,294
Compensation expense for non-employees stock options								860,026					860,026
Accretion of redemption value of Series D preferred stock											(1,339,507)		(1,339,507)
Repayment of stockholder note receivable										23,000			23,000

Balance as of December 31, 2003 (1)	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	6,527,728	13,383,800	(7,620,872)	(397,600)	(15,298,662)	1,693	1,231,000

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2002, 2003 and 2004

									Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity

	Series A		Series B		Series C		Common Stock
	Shares	$Amount	Shares	$Amount	Shares	$Amount	Shares	$Amount
Balance as of December 31, 2003 (1)	3,061,846	1,058,625	4,261,706	3,320,653	3,044,708	6,783,363	6,527,728	13,383,800	(7,620,872)	(397,600)	(15,298,662)	1,693	1,231,000
Components of comprehensive loss:
Net loss (1)											(3,718,787)		(3,718,787)
Foreign exchange gain												241,150	241,150

Total comprehensive loss (1)													(3,477,637)
Exercise of stock options							674,221	530,023					530,023
Issuance of stock option to employees at less than fair market value (1)								13,332,386	(13,332,386)				0
Amortization of deferred stock compensation, net of forfeitures (1)								(1,055,645)	12,012,274				10,956,629
non-employees stock options (1)								1,097,553					1,097,553
Accretion of redemption value of Series D preferred stock											(1,183,225)		(1,183,225)
Issuance of Restricted Stock							176,740	176					176
Exercise of Series C warrants					120,000	270,000							270,000
Conversion of convertible preferred stock to common	(3,061,846)	(1,058,625)	(4,261,706)	(3,320,653)	(3,164,708)	(7,053,363)	10,488,260	11,432,641					—
Conversion of Series D redeemable convertible preferred stock to common stock							5,087,767	19,596,469					19,596,469
Net proceeds from initial public offering, net of issuance costs of $ 2,913,593							4,785,825	34,918,341					34,918,341

Balance as of December 31, 2004 (1)	—	$—	—	$—	—	$—	27,740,541	$93,235,744	$(8,940,984)	$(397,600)	$(20,200,674)	$242,843	63,939,329

(1)	As restated. See Note 18, “Restatement of Consolidated Financial Statements”, in the notes to consolidated financial statements for related discussion.

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2004 (As restated, see Note 18)	2003 (As restated, see Note 18)	2002
Cash flows from operating activities:
Net loss	$(3,718,787)	$(3,279,560)	$(3,237,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,105,763	953,401	635,911
Loss on disposal of property and equipment	47,406	—	4,365
Loss on investment	13,280	—	—
Deferred income taxes	(1,901,000)	—	—
Amortization of deferred stock compensation and other stock—based expense	12,054,182	3,364,320	173,194
Changes in operating assets and liabilities:
Accounts receivable	570,444	(3,251,073)	(242,547)
Inventories	(3,799,664)	(331,662)	(700,505)
Prepaid expenses and other	(889,817)	(19,197)	(199,669)
Accounts payable	1,603,671	201,504	833,677
Accrued liabilities	2,408,247	71,800	132,836
Accrued tax payable	374,316	—	—
Accrued compensation and related benefits	1,003,109	119,284	188,097
Deferred rent	96,745	5,389	59,314

Net cash provided by (used in) operating activities	8,967,895	(2,165,794)	(2,352,855)

Cash flows from investing activities:
Property and equipment purchases	(3,218,678)	(1,634,348)	(1,074,536)
Proceeds from sale of fixed assets	34,200	—	—
Purchase of investments	(17,000,000)	(4,003,930)	—
Proceeds from sale of investments	1,500,000	2,490,642	—
Changes in restricted assets	(5,853,833)	(787,022)	—

Net cash used in investing activities	(24,538,311)	(3,934,658)	(1,074,536)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred stock, net	—	—	16,627,235
Repayment of notes payable, net	—	—	(651,368)
Proceeds from exercises of stock options	530,023	481,584	48,990
Proceeds from issuance of restricted stock	176	—	—
Proceeds from exercise of Series C warrants	270,000	—	—
Proceeds from initial public offering, net of offering expenses	34,918,341	—	—
Repayment bank line of credit, net	—	—	(638,000)
Proceeds from stockholder notes receivable	—	23,000	—

Net cash provided by financing activities	35,718,540	504,584	15,386,857

Effect of change in exchange rates	235,060	7,783	—

Net increase (decrease) in cash and cash equivalents	20,383,184	(5,588,085)	11,959,466
Cash and cash equivalents, beginning of period	11,635,409	17,223,494	5,264,028

Cash and cash equivalents, end of period	$32,018,593	$11,635,409	$17,223,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$105,139

Supplemental disclosures of non-cash flow investing and financing activities:
Forgiveness of notes receivable and/or interest from stockholders	$—	$23,458	$—

Deferred stock compensation, net of forfeitures	$13,332,386	$9,983,506	$—

Unrealized gain (loss) on investments	$—	$(6,090)	$—

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business—Monolithic Power Systems, Inc. (Monolithic Power Systems or the Company) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. Monolithic Power Systems is a high performance analog and mixed-signal semiconductor company. The Company designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors for large and high growth markets. Its semiconductors, or integrated circuits (ICs), are used in a variety of electronic products, such as notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants. The Company’s integrated circuits are used to perform functions such as lighting electronic displays, converting or controlling voltages or current within systems, and amplifying sound. The Company differentiates its integrated circuits by offering solutions that are more highly-integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications, and, accordingly, more cost-effective than many competing solutions.

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

Reclass of Certain Accounts—Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to reclassify $0.5 million in 2003 of investments in auction rate notes from cash equivalents to investments in the consolidated balance sheet and to increase net cash flows used in investing activities by $0.5 million in 2003. The reclassification did not impact net loss, working capital or cash flows from operations as previously reported.

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

The Company has also granted stock options to individuals employed by certain of its customers. These options are valued using the fair value method and the related charge of $493,312 for the year ended December 31, 2004 is classified as a reduction of revenue in the statement of operations. Based on the fair value of the Company’s common stock at December 31, 2004, additional charges of approximately $45,944 will be recorded in 2005 over the remaining vesting periods. The ultimate amount of this charge in 2005 will vary depending on changes in the fair market value of the Company’s common stock.

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

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(3,718,787)	$(3,279,560)	$(3,237,528)
Add stock-based employee compensation included in reported net loss	7,121,809	2,504,294	123,875
Less stock-based employee compensation expense determined under the fair value method, net of tax	(7,872,363)	(2,151,551)	(212,251)

Pro forma net loss	$(4,469,341)	$(2,926,817)	$(3,325,904)

Basic and diluted loss per share:
As reported	$(0.54)	$(0.75)	$(0.63)

Pro forma	$(0.62)	$(0.69)	$(0.64)

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005. SFAS 123R is applied to

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method.

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

Convertible Preferred Stock

During 1997, the Company issued 2,225,702 shares of Series A convertible preferred stock for $765,975, net of issuance costs of $13,021. In December 1998, 836,144 warrants to purchase Series A convertible preferred stock at $0.35 per share for $292,650 were exercised. On November 19, 2004, 3,061,846 shares of Series A convertible preferred stock were converted to common stock.

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

In October 2004, our stockholders approved an issuance of restricted stock of 176,740 shares, which resulted in additional amortization of stock-based compensation expense of $229,800 in 2004.

In 2000 and 2001, the Company sold shares of common stock to certain employees and investors and accepted as payment a note receivable from the individuals. The notes are guaranteed by the individuals, bear interest at 5.9% per year compounded annually, and are classified as stockholder notes receivable in the stockholders’ equity section of the balance sheets. During 2001, certain of these shares were repurchased by the Company and the related receivable was cancelled. In addition, during 2001 the Company forgave the note receivable from one of its investors and recorded the cancellation of the note as stock-based compensation in the amount of $17,000. The remaining note of $397,600 as of December 31, 2004 is due March 14, 2006.

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

A summary of activity under the Plan is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001 (594,163 vested at $0.44 per share)	1,825,500	$0.43
Granted (weighted average fair value at $0.15 per share)	2,615,500	1.13
Cancelled	(117,000)	0.93
Exercised	(252,375)	0.19

Balance, December 31, 2002 (882,964 vested at $0.45 per share)	4,071,625	0.88
Granted (weighted average fair value at $5.81 per share)	1,988,100	1.20
Cancelled	(346,022)	0.98
Exercised	(647,853)	0.74

Balance, December 31, 2003 (1,666,369 shares vested at $0.73 per share)	5,065,850	1.01
Granted (weighted average fair value of $5.06 per share)	4,337,600	7.75
Cancelled	(729,904)	2.06
Exercised	(674,221)	0.78

Balance, December 31, 2004	7,999,325	$4.59

At December 31, 2004, 2,094,750 shares were available for future grant.

The following summarizes information as of December 31, 2004 concerning outstanding and vested options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2004	Weighted Average Exercise Price
$ 0.05 - 0.08	231,250	5.29	$0.08	231,250	$0.08
0.80	681,300	6.60	0.80	578,799	0.80
1.20	2,448,875	8.03	1.20	1,088,036	1.20
1.32 - 5.00	1,980,800	8.75	4.26	271,178	1.72
7.50 - 8.00	788,700	9.59	7.62	—	—
10.00	1,770,400	9.41	10.00	104,416	10.00
10.91	98,000	9.93	10.91	2,000	10.91

$ 0.05 – $10.91	7,999,325	8.49	$4.59	2,275,679	$1.46

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

At December 31, 2004 and 2003, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2004	2003
Conversion of outstanding preferred stock	—	15,456,027
Issuance under stock option plan	10,094,075	6,528,296
Issuance under the employee stock purchase plan	200,000	—
Exercise of warrants	93,718	213,718

Total	10,387,793	22,198,041

2004 Equity Incentive Plan

The Company’s board of directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Future options and other equity awards will be granted

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 2004 Plan and no further awards will be granted under the 1998 Stock Plan. A total of 800,000 shares have been reserved for issuance under the 2004 Plan, in addition to shares reserved but not issued under the 1998 Plan as of the effective date of the initial public offering and any shares returned to the 1998 Plan after the effective date of the offering as the result of termination of options or the repurchase of unvested shares issued thereunder. The 2004 Plan also provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors.

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

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such deferred stock compensation was $13,332,386, $9,983,506 and none in 2004, 2003, 2002, respectively, and is being amortized to expense over the vesting period of the options, generally four years, using the multiple option award method. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures was $10,956,629, $2,504,294 and $123,875, in 2004, 2003, 2002, respectively.

During 2004, 2003, and 2002 the Company issued nonstatutory options to nonemployees for the purchase of 39,300, 169,000 and 90,000 shares of common stock at weighted average exercise prices of $5.93, $1.20, and $1.07 per share, respectively. Such options were issued for services provided by nonemployees and have vesting terms generally ranging from 4 months to 4 years. Accordingly, the Company recorded $1,097,553, $860,026 and $49,319 respectively, as stock-based compensation for the fair values of the awards (using the Black-Scholes option pricing model with the following weighted average assumptions:

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

	December 31,
	2004	2003	2002
Convertible preferred stock	—	10,368,260	10,368,260
Redeemable convertible preferred stock	—	5,087,767	5,087,767
Stock options	7,999,325	5,065,850	4,071,625
Restricted common stock	290,991	243,083	203,292
Warrants	93,718	213,718	213,718

Total	8,384,034	20,978,678	19,944,662

10.	Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2004	2003	2002
Current:
Federal	$527,000	$—	$—
State	96,000	—	—
Foreign	186,000	—	—
Deferred:
Federal	823,000	(489,000)	(973,000)
State	(12,000)	(113,000)	(8,000)
Foreign	(23,000)	—	—
Valuation allowance	(3,035,000)	602,000	981,000

Income tax benefit	$1,438,000	$—	$—

Losses before income tax benefit include income (losses) relating to non U.S. operations of $90,000, ($65,000) and ($76,000) in 2004, 2003 and 2002, respectively.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2004	2003	2002
U.S. statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	3.4	(1.4)	(0.2)
Research and development credits	0.2	(5.4)	(6.3)
Deferred stock compensation	28.3	23.7	—
Foreign income at lower rates	23.2	0.0	0.0
Other	5.7	(1.7)	11.2
Change in valuation allowance	(53.7)	19.8	30.3

Effective tax rate	(27.9)%	0.0%	0.0%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Net operating loss carryforwards	$—	$2,703,000
Research and business tax credits	339,000	1,093,000
Other costs not currently deductible	3,321,000	998,000

	3,660,000	4,794,000
Valuation allowance	(1,759,000)	(4,794,000)

Net deferred tax assets	$1,901,000	$—

As of December 31, 2003, the Company had deferred tax assets of $4.8 million, which were entirely offset by a valuation allowance, as the Company did not expect to realize these deferred tax assets. Based on projected taxable income, the Company determined during the fourth quarter of 2004 that the realization of some portion of these deferred tax assets was more likely than not. Accordingly, based on the available objective and verifiable evidence for realization of a portion of the deferred tax asset, management adjusted the valuation allowance to $1,759,000 as of December 31, 2004.

As of December 31, 2004, the Company had available for carryforward research and business tax credits for state income tax purposes of approximately $500,000. These credits carry forward indefinitely.

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which the Company has not yet recorded federal income taxes was approximately $54,000 at December 31, 2004.

11.	Commitments

Lease Obligations

The Company leases its headquarters and sales offices under noncancelable operating leases which expire at various dates through 2009. Certain of the Company’s facility leases provide for periodic rent increases. In October 2003, the Company amended its existing headquarters facility lease to move to an adjacent facility and extend the lease term from 2007 to 2009. The Company moved to the new facility in February 2004 with lease payments under the new terms beginning in March 2004. The Company entered into a second lease amendment to increase the space available under its facility lease. In addition, the Company entered into lease arrangements in 2004 for facilities located in Chengdu, Shanghai and Shenzhen, China. Total obligations under the revised lease are included below. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $749,040, $432,216 and $370,515, respectively. Payments under the new agreement are included in the table below.

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

The Company has standard indemnification provisions which it commonly provides to its vendors, customers, parties with whom it has distribution arrangements and contractors. The indemnification provision provides that the Company’s products and technologies do not infringe on any third parties’ intellectual property rights. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. Such costs were $2.2 million for the year ended December 31, 2004. There were no such costs in 2003 or 2002. These costs are charged to operations as incurred (also see Note 12). The Company also provides for indemnification of its directors and officers.

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

Chengdu, China Commitment

The Company has signed an agreement with a Chinese local authority to construct a facility in Chengdu China, initially for testing of the Company’s ICs. Pursuant to the agreement, the Company has agreed to contribute capital (in form of cash, in-kind assets, and /or intellectual property) of at least $5.0 million to a wholly owned Chinese subsidiary as the registered capital of the subsidiary. From the date when the local authorities have both approved the establishment of the Company’s Chinese subsidiary and granted its business license, $0.75 million of the investment is to occur within one year and the remaining balance is to occur within three years. The Company currently anticipates that the registered capital, approximately $5.0 million will consist of $0.5 million cash and $4.5 million will consist of in-kind assets, such as testing equipment and office equipment, furniture, and supplies. In addition, the Company is obligated to purchase land use rights for the facility of approximately $241,000, which is expected to occur in 2005, and to acquire the facility after five years for the original construction cost (currently estimated at approximately $821,000), less the amount of lease payments to be made by the Company, approximately $290,000.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2004 and May 2004, the court ruled on these matters as follows: (i) granting summary judgment for the Company that its products do not infringe the ‘615 patent, (ii) dismissing O2’s claim that the Company interfered with O2’s economic advantage, (iii) denying O2’s motion for summary judgment that O2’s products do not infringe the Company’s ‘814 and ‘881 patents or that those patents are invalid, and (iv) denying both parties’ motions for summary judgment on O2’s trade secret claims. The Company expects O2 to eventually appeal one or more of these rulings to the U.S. Court of Appeals for the Federal Circuit. O2 could wait to file any such appeal until conclusion of the trial or could ask the trial judge to allow an earlier appeal prior to the trial.

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

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930. The investigation is now captioned: In the Matter of Certain Voltage Regulator Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleges that two of the Company’s products, the MP1556 (a product within the Company’s DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringe its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear has examined numerous other products within the Company’s DC to DC converter product family that do not employ the particular circuitry utilized in the MP1556 and has not accused those other products of infringement. Therefore, Linear’s allegations appear limited to the particular circuitry used in a relatively small number of products and products under development. Linear alleges that the Company violated section 337 because the Company imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requests that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there has been a violation of section 337, as alleged in the complaint. The Company believes

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it has meritorious defenses to the claims and is defending vigorously against them. The matter had been scheduled for trial before the ITC commencing March 30, 2005; however, at Linear’s request due to a conflict with another trial, the judge has rescheduled the trial to commence June 22, 2005. If Linear is successful in securing an exclusion order against the MP1556, EV0063, and potentially other products, such an exclusion order would prevent such products from being shipped into the United States and would have a material adverse effect on the Company’s cash flow, results of operations, and financial condition.

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

The following table summarizes net revenue and accounts receivable, net for customers which accounted for 10% or more of accounts receivable, net or net revenue:

	Accounts Receivable, Net			Net Revenue
	As of December 31,			Year Ended December 31,
Customers	2004	2003	2002	2004	2003	2002
A	—	—	—	—	—	13%
B	—	27%	21%	1%	14%	22%
C	—	37%	—	3%	30%	—
D	—	—	23%	—	—	13%
E	7%	—	—	6%	7%	11%
F	9%	9%	—	9%	16%	4%
G	24%	—		28%	—	—
H	11%	—	—	21%	—	—

15.	Segment Information

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

	Year Ended December 31,
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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net revenue by product type:

	Year Ended December 31,
	2004	2003	2002
Cold Cathode Fluorescent Lamp Inverters	$21,910,119	$16,898,243	$9,693,959
Direct Current (DC) to DC Converters	19,467,986	5,549,264	388,131
LED Drivers	4,905,354	1,441,755	420,565
Audio Amplifiers	1,311,580	315,069	1,702,946

Total	$47,595,039	$24,204,331	$12,205,601

The following is a summary of long-lived assets by geographic region; excluding restricted assets (see Note 1):

	Year Ended December 31,
Country	2004	2003
United States	$4,153,201	$2,110,572
Taiwan	70,901	23,488
China	69,347	14,831
Korea	20,690

Total	$4,314,139	$2,148,891

16.	Valuation and Qualifying Accounts

The Company had the following activity in its valuation allowances:

	Sales Returns	Bad Debt	Total	Deferred Tax Asset Valuation Allowance
Balance, January 1, 2002	$—	$—	$—	$3,211,000
Charged to Costs and Expenses	—	50,000	50,000	981,000
Deductions	—	—	—	—

Balance, December 31, 2002	—	50,000	50,000	4,192,000
Charged to Costs and Expenses	90,482	—	90,482	602,000
Deductions	(81,373)	(14,176)	(95,549)	—

Balance, December 31, 2003	9,109	35,824	44,933	4,794,000
Charged to Costs and Expenses	276,213	13,441	289,654	—
Deductions	(76,600)	(35,824)	(112,424)	(3,035,000)

Balance, December 31, 2004	$208,722	$13,441	$222,163	$1,759,000

17.	Quarterly Financial Data (Unaudited)

Unaudited	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated
(in thousands, except per share data)	Mar 31, 2004	Mar 31, 2004	Jun 30, 2004	Jun 30, 2004	Sep 30, 2004	Sep 30, 2004	Dec 31, 2004	Dec 31, 2004
Revenue	$6,795	$6,795	$11,264	$11,264	$14,737	$14,737	$14,799	$14,799
Cost of revenues	3,273	3,313	4,729	4,752	5,832	5,861	5,657	5,668

Gross profit	3,522	3,482	6,535	6,512	8,905	8,876	9,142	9,131

Operating expenses:
Research and development (excluding stock-based compensation)	1,364	1,364	1,964	1,964	2,093	2,093	2,268	2,268
Selling, general and administrative (excluding stock-based compensation)	1,531	1,531	1,654	1,654	1,863	1,863	2,018	2,018
Patent litigation	601	601	874	874	3,370	3,370	2,988	2,988
Stock-based compensation *	2,950	2,804	2,801	2,726	2,682	2,614	2,613	2,504

Total operating expenses	6,446	6,300	7,293	7,218	10,008	9,940	9,887	9,778

Loss from operations	(2,924)	(2,818)	(758)	(706)	(1,103)	(1,064)	(745)	(647)
Other income (expense):
Interest and other income	26	26	43	43	40	40	62	62
Interest and other expense	(1)	(1)	(10)	(10)	(82)	(82)	—	—

Total other income (expense), net	25	25	33	33	(42)	(42)	62	62

Loss before income taxes	(2,899)	(2,792)	(725)	(673)	(1,145)	(1,107)	(683)	(585)
Income tax benefit	—	—	—	—	—	—	(1,001)	(1,438)

Net income (loss)	(2,899)	(2,792)	(725)	(673)	(1,145)	(1,107)	318	853
Accretion of redeemable preferred stock	335	335	335	335	335	335	178	178

Income (loss) attributable to common stockholders	$(3,234)	$(3,127)	$(1,060)	$(1,008)	$(1,480)	$(1,442)	$140	$675

Basic net income (loss) per common share	$(0.50)	$(0.48)	$(0.16)	$(0.15)	$(0.22)	$(0.21)	$0.01	$0.04

Diluted net income (loss) per common share	$(0.50)	$(0.48)	$(0.16)	$(0.15)	$(0.22)	$(0.21)	$0.01	$0.02

Shares used in Basic net income (loss) per common share	6,482	6,482	6,706	6,706	6,818	6,818	16,186	16,186
Shares used in Diluted net income (loss) per common share	6,482	6,482	6,706	6,706	6,818	6,818	27,922	27,922
*Stock-based compensation has been excluded from the following line items:
Research and development	1,011	1,305	1,379	1,381	1,436	1,294	1,301	1,184
Selling, general and administrative	1,939	1,499	1,422	1,345	1,246	1,320	1,312	1,320

Total	$2,950	$2,804	$2,801	$2,726	$2,682	$2,614	$2,613	$2,504

(1)	As restated. See Note 18, “Restatement of Consolidated Financial Statements”, in the notes to consolidated financial statements for related discussion.

Unaudited	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated	As Previously Reported	(1) As Restated
(in thousands, except per share data)	Mar 31, 2003	Mar 31, 2003	Jun 30, 2003	Jun 30, 2003	Sep 30, 2003	Sep 30, 2003	Dec 31, 2003	Dec 31, 2003
Revenue	$3,256	$3,256	$4,675	$4,675	$8,110	$8,110	$8,163	$8,163
Cost of revenues	1,866	1,867	2,330	2,335	3,544	3,549	3,189	3,215

Gross profit	1,390	1,389	2,345	2,340	4,566	4,561	4,974	4,948
Operating expenses:
Research and development (excluding stock-based compensation)	1,281	1,281	1,480	1,480	1,372	1,372	1,361	1,361
Selling, general and administrative (excluding stock-based compensation)	815	815	863	863	977	977	1,259	1,259
Patent litigation	1,097	1,097	1,372	1,372	1,278	1,278	585	585
Stock-based compensation *	148	184	356	328	779	849	1,458	1,586

Total operating expenses	3,341	3,377	4,071	4,043	4,406	4,476	4,663	4,791

Net income (loss) from operations	(1,951)	(1,988)	(1,726)	(1,703)	160	85	311	157
Other income (expense):
Interest and other income	76	76	43	43	31	31	45	45
Interest and other expense	—	—	—	—	(25)	(25)	—	—

Total other income, net	76	76	43	43	6	6	45	45

Income (loss) before income taxes	(1,875)	(1,912)	(1,683)	(1,660)	166	91	356	202

Net income (loss)	(1,875)	(1,912)	(1,683)	(1,660)	166	91	356	202
Accretion of redeemable preferred stock	335	335	335	335	335	335	335	335

Income (loss) attributable to common stockholders	$(2,210)	$(2,247)	$(2,018)	$(1,995)	$(169)	$(244)	$21	$(133)

Basic net income (loss) per common share	$(0.37)	$(0.37)	$(0.33)	$(0.33)	$(0.03)	$(0.04)	$0.00	$(0.02)

Diluted net income (loss) per common share	$(0.37)	$(0.37)	$(0.33)	$(0.33)	$(0.03)	$(0.04)	$0.00	$(0.02)

Shares used in Basic net income (loss) per common share	6,018	6,018	6,051	6,051	6,147	6,147	6,358	6,358
Shares used in Diluted net income (loss) per common share	6,018	6,018	6,051	6,051	6,147	6,147	6,358	6,358
*Stock-based compensation has been excluded from the following line items:
Research and development	18	52	82	71	213	203	670	776
Selling, general and administrative	130	132	274	257	566	646	788	810

Total	$148	$184	$356	$328	$779	$849	$1,458	$1,586

(1)	As restated. See Note 18, “Restatement of Consolidated Financial Statements”, in the notes to consolidated financial statements for related discussion.

18.	Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, the Company determined that certain non-statutory stock options were incorrectly classified as incentive stock options. Therefore, the Company had not recognized the appropriate tax benefit associated with these stock options. In addition, the Company determined that errors were made in the computation of stock-based compensation expense and the recognition of decreases to these expenses arising from cancelled grants as a result of the departure of employees.

The Company also corrected the presentation for changes in restricted cash balances in the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 to present such changes as an investing activity. The Company had previously presented such changes as an operating activity. This correction resulted in a decrease to investing cash flows of $5,853,833 and $787,022 for the years ended December 31, 2004 and 2003, respectively, and a corresponding increase to operating cash flows from the amounts previously reported.

The Company has restated the accompanying consolidated financial statements as of and for the years ended December 31, 2004 and 2003 from amounts previously reported to record the tax benefits associated with non-statutory stock options in the amount of $436,747 for 2004 and to reduce stock-based compensation expense by $295,491 in 2004 and to increase stock-based compensation by $243,350 in 2003.

A summary of the effects of the restatement is shown below:

Consolidated Balance Sheet

	As of December 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred income tax asset – current	$806,684	$1,393,000
Total current assets	60,335,124	60,921,440
Deferred income tax asset-long term	657,569	508,000
Total assets	71,947,687	72,384,434

Common Stock	93,526,801	93,235,744	$13,532,922	$13,383,800
Deferred stock compensation	(9,179,900)	(8,940,984)	(8,013,344)	(7,620,872)
Accumulated deficit	(20,689,562)	(20,200,674)	(15,055,312)	(15,298,662)
Total stockholders equity	63,502,582	63,939,329	1,231,000	1,231,000
Total liabilities and stockholders equity	71,947,687	72,384,434	22,603,261	22,603,261

Consolidated Statement of Operations

	For the Year Ended December 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation	$809,986	$912,836	$180,299	$216,749
Total cost of revenues	19,490,867	19,593,717	10,929,935	10,966,385
Gross profit	28,104,172	28,001,322	13,274,396	13,237,946
Operating expenses:
Stock-based compensation *	11,046,467	10,648,126	2,741,136	2,948,036
Total operating expenses	33,633,917	33,235,576	16,480,498	16,687,398
Loss from operations	(5,529,745)	(5,234,254)	(3,206,102)	(3,449,452)
Net loss before income taxes	(5,452,025)	(5,156,534)	(3,036,210)	(3,279,560)
Income tax benefit	(1,001,000)	(1,437,747)	—	—
Net loss	(4,451,025)	(3,718,787)	(3,036,210)	(3,279,560)
Net loss attributable to common stockholders	(5,634,250)	(4,902,012)	(4,375,717)	(4,619,067)
Basic and diluted loss per common share	$(0.62)	$(0.54)	$(0.71)	$(0.75)

* Stock-based compensation
Research and development	$5,128,094	$5,165,070	$983,356	$1,103,602
Selling, general and administrative	5,918,373	5,483,056	1,757,780	1,844,434

Total	$11,046,467	$10,648,126	$2,741,136	$2,948,036

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash provided by (used in) operating activities	$3,114,062	$8,967,895	$(2,952,816)	$(2,165,794)
Net cash used in investing activities	(18,684,478)	(24,538,311)	(3,147,636)	(3,934,658)
Net cash provided by financing activities	35,718,540	35,718,540	504,584	504,584
Effect of change in exchange rates	235,060	235,060	7,783	7,783

Net increase (decrease) in cash and cash equivalents	$20,383,184	$20,383,184	$(5,588,085)	$(5,588,085)

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Previously, the Company’s Chief Executive Officer and Chief Financial Officer, had evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report on Form 10-K. However, in connection with the filing of this Amendment No. 1 to the Company’s annual report on Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that due to the material weaknesses described below, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K/A.

Description of Material Weaknesses

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in assessing the effectiveness of internal control over financial reporting:

1.	As of December 31, 2004, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to ensure the accuracy of the accounting for option cancellations. This control deficiency resulted in a misstatement of stock-based compensation expense that would result in a material misstatement to the annual financial statements that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2004, the Company did not maintain effective controls over the proper classification of stock option grants and the related accounting for income taxes, including the determination of deferred tax assets and liabilities and the related income tax provision. This control deficiency resulted in a misstatement of the deferred tax asset and related tax provision that would result in a material misstatement to the annual financial statements that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter (the fourth fiscal quarter in the case of our annual report) covered by this annual report on Form 10-K/A.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 2, 2005, which information is incorporated in this Form 10-K/A by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K/A.

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

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K/A.

(b) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2(4)	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3(5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4(6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7(9)	Employment Agreement with Michael Hsing.

10.8(10)	Employment Agreement with Tim Christoffersen.

10.9(11)	Employment Agreement with Jim Moyer.

10.10(12)	Change of Control Agreement with Deming Xiao.

10.11(13)	Offer Letter to Saria Tseng.

10.12(14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13(15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

Exhibit Number	Description
10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†(18)	Settlement Agreement with Linear Technology Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(10)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(12)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(13)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2004.
(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(18)	Incorporated by reference to Exhibit 10.16 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Gatos, California, on March 9, 2006.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2006 by the following persons on behalf of the Company and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ C. Richard Neely Jr. C. Richard Neely Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HERBERT CHANG Herbert Chang	Director

/s/ ALAN EARHART Alan Earhart	Director

/s/ JIM JONES Jim Jones	Director

/s/ JIM C. MOYER Jim C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director