Form 10-Q/A
period 2005-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2006-03-10
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

MONOLITHIC POWER SYSTEMS, INC.

Explanatory Note

We are filing this amendment to our quarterly report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004. See Note 10 for detail regarding the restatement.

The following sections in this report have been amended as a result of the restatement:

Part 1 – Item 1 Financial Statements

Part 1 – Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations

Part 1 – Item 4 Controls and Procedures

Part II – Item 6 Exhibits

We have not modified or updated disclosures presented in the original Form 10-Q for the quarterly period ended March 31, 2005, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 and does not modify or update those disclosures affected by subsequent events, except for the restatement referenced above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q for the quarterly period ended March 31, 2005 filed on May 13, 2005. References to the quarterly report on Form 10-Q herein shall refer to our quarterly report on Form 10-Q originally filed on May 13, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2005	December 31, 2004
	(As restated, see Note 10)	(As restated, see Note 10)
ASSETS

Current assets:
Cash and cash equivalents	$33,014,627	$32,018,593
Short-term Investments	16,600,000	17,000,000
Accounts receivable, net of allowances $227,212 in 2005 and $222,163 in 2004	4,125,886	3,995,662
Inventories	6,484,187	5,398,418
Deferred income tax assets—current	1,980,000	1,393,000
Prepaid expenses and other current assets	939,269	1,115,767

Total current assets	63,143,969	60,921,440
Property and equipment, net	4,562,669	4,180,200
Deferred income tax assets—long term	508,000	508,000
Other assets	152,226	133,939
Restricted assets	6,668,304	6,640,855

TOTAL ASSETS	$75,035,168	$72,384,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,759,419	$3,396,081
Accrued compensation and related benefits	1,925,623	1,517,744
Accrued income tax payable	227,163	374,316
Accrued liabilities	3,623,206	2,995,516

Total current liabilities	10,535,411	8,283,657

Deferred rent	208,300	161,448
Common stock, $0.001 par value, $27,834 in 2005 and $27,741 in 2004; shares authorized: 150,000,000; shares issued and outstanding: 27,834,429 and 27,740,541 in 2005 and 2004, respectively	92,916,642	93,235,744
Deferred stock compensation	(6,852,049)	(8,940,984)
Notes receivable from stockholders	(397,600)	(397,600)
Accumulated other comprehensive income	208,495	242,843
Accumulated deficit	(21,584,031)	(20,200,674)

Total stockholders’ equity	64,291,457	63,939,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,035,168	$72,384,434

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(As restated, see Note 10)	(As restated, see Note 10)
Revenues	$14,637,009	6,795,194
Cost of revenues (including stock-based compensation of $129,121 in 2005 and $248,575 in 2004)	5,546,202	3,313,499

Gross profit	9,090,807	3,481,695
Operating expenses:
Research and development (including stock-based compensation of $778,407 in 2005 and $1,304,182 in 2004)	3,182,302	2,668,465
Selling, general and administrative (including stock-based compensation of $752,167 in 2005 and $1,499,392 in 2004)	3,555,128	3,030,325
Patent litigation	4,497,659	600,813

Total operating expenses	11,235,089	6,299,603

Loss from operations	(2,144,282)	(2,817,908)
Other income (expense):
Interest and other income	372,604	26,415
Interest and other expense	(41,199)	(1,051)

Total other income (expense), net	331,405	25,364

Loss before income taxes	(1,812,877)	(2,792,544)
Income tax benefit	(429,520)	—

Net loss	(1,383,357)	(2,792,544)
Accretion of redeemable convertible preferred stock	—	334,877

Loss attributable to common stockholders	$(1,383,357)	(3,127,421)

Basic and diluted net loss per common share	$(0.05)	$(0.48)

Shares used in basic and diluted loss per common share	27,537,204	6,482,056

See accompanying notes to condensed consolidated financial statement.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(As restated, see Note 10)	(As restated, see Note 10)
Cash flows from operating activities:
Net loss	$(1,383,357)	$(2,792,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375,451	267,037
Deferred income taxes	(587,000)	—
Amortization of deferred stock compensation and other stock—based expense	1,662,405	3,217,885
Changes in operating assets and liabilities:
Accounts receivable	(130,224)	1,678,712
Inventories	(1,085,769)	(774,635)
Prepaid expenses and other	158,211	(716,938)

Accounts payable	1,363,338	361,961
Accrued liabilities	627,689	532,932
Accrued tax payable	(147,153)	—
Accrued compensation and related benefits	407,880	413,380
Deferred rent	46,852	23,366

Net cash provided by operating activities	1,308,323	2,211,156

Cash flows from investing activities:
Property and equipment purchases	(757,920)	(303,281)
Purchases of investments	(1,800,000)	—
Proceeds from sale of investments	2,200,000	—
Change in Restricted assets	(27,449)	(5,269,270)

Net cash used in investing activities	(385,369)	(5,572,551)

Cash flows from financing activities:
Proceeds from exercises of stock options	139,466	165,399
Additional IPO offering expenses	(32,038)	—

Net cash provided by financing activities	107,428	165,399

Effect of change in exchange rates	(34,348)	(822)
Net increase (decrease) in cash and cash equivalents	996,034	(3,196,818)
Cash and cash equivalents, beginning of period	32,018,593	12,135,409

Cash and cash equivalents, end of period	$33,014,627	$8,938,591

Supplemental disclosures of cash flow information:
Income tax paid	$247,500	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock compensation, net of forfeitures	$—	$9,635,780
Unrealized gain (loss) on investments	$(16,565)	$(4,375)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Amendment No. 1 on Form 10-K/A filed with the SEC on March 9, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. Stock-Based Compensation —The Company accounts for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company amortizes deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company amortizes deferred stock compensation using the multiple option award method. Accounting for employee stock-based compensation using the fair value method in accordance with SFAS No. 123 would have produced the following results:

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(1,383,357)	$(2,792,544)
Add stock-based employee compensation included in net loss	1,051,330	2,835,301

Less stock-based employee compensation expense determined under the fair value method, net of tax	(1,659,125)	(2,455,372)

Pro forma net loss	(1,991,152)	(2,412,615)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.48)

Pro forma	$(0.07)	$(0.42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

5. Comprehensive Loss and Net Loss per Share

The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	Three months Ended March 31,
	2005	2004
Net Loss Attributable to Common Stockholders	$(1,383,357)	$(2,792,544)
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	(16,565)	(4,375)
Foreign Currency Translation Adjustments	(17,783)	—

Comprehensive Loss	$(1,417,705)	$(2,796,919)

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

	Three months ended March 31,
	2005	2004
Convertible preferred stock	—	10,368,260
Redeemable convertible preferred stock	—	5,087,767
Stock options	8,315,276	6,469,934
Warrants	93,718	213,718

Total	8,408,994	22,139,679

6. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At March 31, 2005, the Company’s estimate of the effective tax rate for the year ending December 31, 2005 was 18.3%. This estimate differed from the statutory rate primarily due to deferred stock-based compensation expense and the tax rate differential on foreign earnings. The Income tax benefit for the three months ended March 31, 2005 included an increase in the net deferred tax assets as a result of additions to deferred stock compensation. At March 31, 2004, the Company’s estimate of the effective tax rate for the year ended December 31, 2004 was zero. This estimate differed from the statutory rate primarily due to the deferred stock-based compensation expense and the reduction of the valuation allowance attributable to net deferred tax assets – current.

During the three months ended March 31, 2005, the Company recorded a $1.8 million pre-tax loss and recognized a $0.4 million tax benefit. This benefit was recorded as a net increase to the net deferred tax asset.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the personal computing and telecommunications markets. The Company’s chief operating decision maker is its chief executive officer. Geographic revenue is based on the customer’s ship-to location. The Company derived substantially all of its sales from international sales during the three months ended March 31, 2005 and 2004. The Company had significant sales to a third party with whom it had a distribution arrangement in the United States who resells primarily to customers in Asia for the three months ended March 31, 2004. In March 2004, the Company discontinued using this particular third party and began using other distributors in Asia for sales to customers in that region.

The Company’s largest direct customers for the three months ended March 31, 2005, (including such third parties under distribution arrangements) were Uppertech, AIT, and Yosun, which accounted for 24%, 20%, and 11% of revenues, respectively. The Company’s largest customers for the three months ended March 31, 2004 were CTP, Uppertech and AIT, which accounted for 16%, 13% and 11%, respectively.

The following is a summary of net revenues by geographic region based on customer location:

	Three Months Ended March 31,
Country	2005	2004
United States	$175,863	$1,386,186
Taiwan	4,186,511	2,134,416
Japan	979,982	653,942
China	7,488,747	1,304,948
Korea	1,589,724	—
Other	216,182	1,315,702

Total	$14,637,009	$6,795,194

The following is a summary of net revenue by product type:

	Three months ended March 31,
	2005	2004
LCD Backlight Inverters	$6,753,513	$3,412,279
Direct Current (DC) to DC Converters	6,115,404	2,722,905
LED Drivers	1,194,818	593,788
Audio Amplifiers	573,274	66,222

Total	$14,637,009	$6,795,194

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following is a summary of long-lived assets by geographic region; excluding restricted assets:

	As of March 31, 2005	As of December 31, 2004
United States	$4,528,846	$4,153,201
Taiwan	83,609	70,901
China	81,835	69,347
Korea	20,605	20,690

Total	$4,714,895	$4,314,139

8. Litigation

For a complete description of the Company’s legal proceedings, please see the Company’s 10K/A filed with the SEC on March 9, 2006. Only significant developments from March 31, 2005 through May 31, 2005 are included in this filing.

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

The Company has assessed the above developments and is not able to estimate or determine the outcome of these matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

On April 14, 2005, the SEC decided to allow companies to adopt the standard at the beginning of the first fiscal year that begins after June 15, 2005. The Company will be required to implement SFAS No. 123R beginning January 1, 2006. The adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards granted or modified after July 13, 2004 for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended March 31, 2005, the Company determined that certain non-statutory stock options were incorrectly classified as incentive stock options. Therefore, the Company had not previously recognized the appropriate tax benefit associated with these stock options. The Company also determined that its provision for income taxes was not calculated and recorded correctly. Therefore, the Company had not previously recognized the appropriate income tax benefit. In addition, the Company determined that errors were made in the computation of stock-based compensation expense and the recognition of decreases to these expenses arising from cancelled grants as a result of the departure of employees.

The Company also corrected the presentation for changes in restricted cash balances in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 to present such changes as an investing activity. The Company previously presented such changes as an operating activity. This correction resulted in a decrease of $27,449 and $5,269,270 for the three months ended March 31, 2005 and 2004, respectively, to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.

The Company has restated the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 from amounts previously reported to correct the accounting for taxes and reduce the income tax benefit in the amount of $31,480 for the three months ended March 31, 2005 and to reduce stock-based compensation expense in the amount of $70,091 and $107,638 for the three months ended March 31, 2005 and 2004, respectively. There was no effect to taxes for the three months ended March 31, 2004.

A summary of the effects of the restatement is shown below.

Consolidated Balance Sheet

	As of March 31, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred income tax assets–current	$1,356,264	$1,980,000	$806,684	$1,393,000
Total current assets	62,520,233	63,143,959	60,335,124	60,921,440
Deferred income tax assets– long term	657,569	508,000	657,569	508,000
Total assets	74,561,001	75,035,168	71,947,687	72,384,434

Common stock	93,351,356	92,916,642	93,526,801	93,235,744
Deferred stock compensation	(7,164,531)	(6,852,049)	(9,179,900)	(8,940,984)
Accumulated deficit	(22,111,530)	(21,584,031)	(20,689,562)	(20,200,674)
Total stockholders’ equity	63,886,190	64,291,457	63,502,582	63,939,329
Total liabilities and stockholders’ equity	74,561,001	75,035,168	71,947,687	72,384,434

Consolidated Statement of Operations

	For the Three Months Ended March 31, 2005		For the Three Months Ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of revenues (including stock-based compensation) (1a)	$5,535,414	$5,546,202	$3,272,636	$3,313,499
Gross profit	9,101,595	9,090,807	3,522,558	3,481,695
Research and development expense (including stock-based compensation) (1b)	3,286,388	3,182,302	2,375,773	2,668,465
Selling, general and administrative expense (including stock-based compensation) (1c)	3,531,921	3,555,128	3,469,876	3,030,325
Total operating expenses	11,315,968	11,235,089	6,446,462	6,299,603
Loss from operations	(2,214,373)	(2,144,282)	(2,923,904)	(2,817,908)
Loss before income taxes	(1,882,968)	(1,812,877)	(2,898,540)	(2,792,544)
Income tax benefit	(461,000)	(429,520)	—	—
Net loss	(1,421,968)	(1,383,357)	(2,898,540)	(2,792,544)
Loss attributable to common stockholders	(1,421,968)	(1,383,357)	(3,233,417)	(3,127,421)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.50)	$(0.48)
(1) Stock-based compensation included in the following:

a Cost of revenues	$118,333	$129,121	$207,712	$248,575
b Research and development	882,493	778,407	1,011,490	1,304,182
c Selling, general and administrative	728,960	752,167	1,938,943	1,499,392

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2005		For the Three Months Ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash provided by (used in) operating activities	$1,280,874	$1,308,323	$(3,058,114)	$2,211,156
Net cash used in investing activities	(357,920)	(385,369)	(303,281)	(5,572,551)
Net cash provided by financing activities	107,428	107,428	165,399	165,399
Effect of change in exchange rates	(34,348)	(34,348)	(822)	(822)

Net increase (decrease) in cash and cash equivalents	$996,034	$996,034	$(3,196,818)	$(3,196,818)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/A contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning the above-average industry growth of product and market areas that we have targeted, the increasing percentage of our revenue that we expect to derive from DC to DC converter and LED driver ICs and the degree to which we expect to see the impact of such changes in our product mix on our gross margins offset by increased sales of higher margin products. In other cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below and elsewhere in this Form 10-Q/A. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Condensed Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis reflects the effects of the restatement discussed in Note 10 to the Condensed Consolidated Financial Statements.

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

Our gross margins have improved steadily over the past three years, reaching 62.1% for the three months ended March 31, 2005. On a quarterly basis, our gross margins may fluctuate, and our first quarters have historically been our lowest gross margin quarters due to seasonality. As a fabless semiconductor company, we rely on a third party foundry to manufacture our wafers. We also rely on third-party assemblers to assemble and package our ICs prior to final product testing and shipping. Our improvement in gross margins was primarily due to a growth in unit volumes, which resulted in a lower per unit cost, as well as a reduction in our overall manufacturing costs. As we diversify our revenue mix, we expect to see a reduction in overall average selling prices as our DC to DC converter and LED driver ICs, which we expect will represent an increasing percentage of revenues, typically sell at lower prices. However, we expect the impact of these changes in product mix on our overall gross margins to be approximately offset by increased sales of new higher margin products and lower manufacturing costs. However, there can be no assurance that margin growth can be achieved, and margins can fluctuate due to changes in overall average selling prices, product mix, market acceptance of new products, and manufacturing efficiencies.

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

	Three Months Ended
	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenue (in thousands)	$14,637	$14,799	$14,737	$11,264	$6,795
As a percent of net revenue:
Gross margin	62%	62%	60%	58%	51%

Loss from operations	(15)%	(4)%	(7)%	(6)%	(41)%

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and Staff Accounting Bulletin No.104, Revenue Recognition (collectively referred to as “SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to most customers, but in the case of one third party, who accounted for 16% of our revenue in three months ended 2004, we have recognized revenue upon its sale of our products to its customers (sell through basis). We discontinued using this third party in March 2004. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

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

Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, (“SFAS No. 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Our valuation allowance was $1.8 million for March 31, 2005 and December 31, 2004. Management determined that valuation allowances were necessary because not all tax benefits associated with deferred tax assets were expected to be realized.

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

Contingencies. From time to time, we receive notices or become aware that our products or manufacturing processes may be infringing the intellectual property rights of others. When this occurs, we will investigate and determine whether a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on management’s judgment and given the facts and circumstances in each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from the technical experts in each specific matter, the status of legal proceedings, settlement negotiations, which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable outcome to operations.

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 8 to the audited consolidated financial statements included in Amendment No. 1 on Form 10-K/A filed with the SEC on March 9, 2006. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

Results of Operations.

The table below sets forth our statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues (including stock-based compensation)	37.9	48.8

Gross profit	62.1	51.2
Operating expenses:
Research and development (including stock-based compensation	21.7	39.3
Selling, general and administrative (including stock-based compensation)	24.3	44.6
Patent litigation	30.7	8.8

Total operating expenses	76.7	92.7
Operating loss	(14.6)	(41.5)

Other income (expense):
Interest and other income	2.5	0.4
Interest and other expense	(0.2)	—

Total other income (expense), net	2.3	0.4
Loss before income taxes	(12.3)	(41.1)

Income tax benefit	(2.8)	—

Net loss	(9.5)%	(41.1)%

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

The following table illustrates changes in our revenues by product family (amounts in thousands):

	For the three months ended March 31,
	2005		2004		Change
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
	Amount		Amount
LCD Backlight Inverters	$6,754	46.1%	$3,412	50.2%	97.9%
DC to DC Converters	6,115	41.8%	2,723	40.1%	124.6%
LED Drivers	1,195	8.2%	594	8.7%	101.2%
Audio Amplifiers	573	3.9%	66	1.0%	768.2%

	$14,637	100.0%	$6,795	100.0%	115.4%

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 62.1% for the three months ended March 31, 2005, compared to 51.2% for the three months ended March 31, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and from our CCFL backlight inverter product family. The gross margin was favorably impacted by a reduction in stock compensation expense to $129,000, or 0.9%, for the three months ended March 31, 2005, compared to $249,000, or 3.7% of net revenues, for the three months ended March 31, 2004.

Research and Development.

	Three months ended March 31,
	2005	2004	Change
	(in thousands)
Net revenues	$14,637	$6,795	115.4%
Research and development (“R&D”)
(excluding stock-based compensation)	2,404	1,365	76.1%
Research and development expenses (“R&D”) – stock-based compensation	778	1,304	(40.3)%

Total research and development expenses	3,182	2,669	19.2%

R&D as a percentage of revenues	21.7%	39.3%	(17.6)%

Research and development expenses (excluding stock-based compensation) were $2.4 million, or 16.4% of revenues for the three months ended March 31, 2005 and $1.4 million, or 20.1% of revenues for the three months ended March 31, 2004. This increase of $1.0 million was due to an increase in personnel and expenses associated with new product development activities.

Stock-based compensation allocated to research and development expenses was $0.8 million, or 5.3% of revenues for the three months ended March 31, 2005, compared to $1.3 million, or 19.2% of revenues for the three months ended March 31, 2004. The decrease of $0.5 million was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules while our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options; and the elimination of deferred compensation as a result of the termination of employment of certain employees.

Selling, General and Administrative.

	Three months ended March 31,
	2005	2004	Change
	(in thousands)
Net revenues	$14,637	$6,795	115.4%
Selling, general and administrative (“SG&A”) (excluding stock-based compensation)	2,803	1,531	83.1%
Selling, general and administrative (“SG&A”) – stock-based compensation	752	1,499	(49.8)%

Total selling, general and administrative	3,555	3,030	17.3%

SG&A as a percentage of net revenues	24.3%	44.6%	(20.3)%

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

Stock-based compensation allocated to selling, general and administrative expenses were $0.8 million, or 5.1% of revenues for the three months ended March 31, 2005, compared to $1.5 million, or 22.1% of revenues for the three months ended March 31, 2004. The decrease of $0.7 million was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules while our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options; and the elimination of deferred compensation as a result of the termination of employment of certain employees.

Patent Litigation.

	Three months ended March 31,
(in thousands)	2005	2004	Change
Net revenues	$14,637	$6,795	115.4%
Litigation expenses	4,498	601	648.4%
Litigation expenses as a percentage of net revenues	30.7%	8.8%	21.9%

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

Income Tax Benefit. In the first quarter of 2005, we had an income tax benefit of $430,000. This was the result of our $1.8 million pre-tax loss for the three months ended March 31, 2005, partially offset by an increase in net deferred tax assets related to additions to deferred stock compensation. Income tax expense in 2005 is based on our estimated annual effective tax rate of 18.3%. Our effective tax rate is based on the mix of income between domestic and international operations.

Liquidity and Capital Resources.

As of March 31, 2005, we had working capital of $52.6 million, including cash and cash equivalents of $33.0 million and investments of $16.6 million, compared to working capital of $52.6 million, including cash and cash equivalents of $32.0 million and investments of $17.0 million, as of December 31, 2004. We have financed our growth primarily with proceeds from the issuance of preferred and common stock, and from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next twelve months.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2005, compared to $2.2 million for the three months ended March 31, 2004. The cash provided by operating activities for the three months ended March 31, 2005, was primarily due to increases in accrued liabilities of $0.6 million, accrued compensation of $0.4 million and accounts payable of $1.4 million. This was offset by an increase in inventory of $1.1 million, an increase in accounts receivable of $0.1 million, and a decrease in accrued taxes payable of $0.2 million. In addition, we had $1.7 million of stock-based compensation expense and $0.4 million of depreciation, which are each non-cash transactions, and our loss of $1.4 million. The increase in inventory is the result of product built to meet increased customer demand. The cash provided by operating activities for the three months ended March 31, 2004 was primarily due to a $1.7 million decrease in accounts receivable and $3.2 million in stock compensation expense, a non-cash transaction which more than offset our net loss of $2.8 million.

Net cash used in investing activities was $0.4 million in the three months ended March 31, 2005 and $5.6 million in the three months ended March 31, 2004. In the three months ended March 31, 2005, we purchased $0.8 million of capital equipment and $1.8 million of short-term investments, which was partially offset by the sale of $2.2 million of short-term investments. In the three months ended March 31, 2004, we purchased $0.3 million of capital equipment and made deposits of $5.3 million to a court in Taiwan relating to the O2 patent litigation.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $0.1 and $0.2 million respectively. Net cash provided by financing activities for both periods was due to exercises of stock options.

In addition, we have the following litigation-related contingencies that might also affect our liquidity and capital resources: cash bonds of approximately $6.1 million posted with Taiwanese courts, potential penalties relating to our injunctions, and/or possible future legal fees and indemnification obligations to be incurred in connection with our O2, Linear, Microsemi, and Micrel litigation matters. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K/A filed with the SEC on March 9, 2006.

Contractual Obligation and Off Balance Sheet Arrangements.

The following summarizes our non cancelable purchase commitments as of March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow over the next 12 months.

	Total	Less than 1 year
Non-cancelable purchase commitments	13,708,000	13,708,000

Total obligations	$13,708,000	$13,708,000

As of March 31, 2005, the Company had no off-balance sheet financing arrangements or activities outside of operating leases and non-cancelable purchase orders, none of which have changed materially from December 31, 2004.

Factors that May Affect Future Operating Results.

Our business is inherently risky. You should carefully consider the risks described below, together with all of the other information in this quarterly report on Form 10-Q/A and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of March 31, 2005, we had an accumulated deficit of $21.6 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

If we are unsuccessful in our current lawsuits with O2 Micro International Limited in either the U.S. or in Taiwan, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. Any unfavorable outcome would cause our revenues in the LCD backlight product family to decline significantly and severely harm our business and operating results.

We are engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited. We refer to O2 Micro and O2 Micro International together as O2. These proceedings involve various claims and counterclaims in the United States and Taiwan by O2 and us alleging, among other things, patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter ICs, which are part of our LCD backlight inverter product family. O2 has obtained an injunction in Taiwan prohibiting us from manufacturing, designing, displaying, importing, or selling two of our most significant products in Taiwan, either directly or through a third party acting at our request. The patent dispute in both the United States and the Taiwanese litigation involves issues that could affect all of our CCFL backlight inverter products used in the United States and Taiwan. O2 has also taken legal action against our wafer manufacturer and some of our customers and users of our products in the United States and Taiwan. If we are not successful in our litigation with O2, we could be ordered to pay monetary fines and/or damages to O2 and/or our customers if we are found to be in violation of the Taiwan injunction or liable to O2 on its claims against us. We could also be prevented from selling many of our products, either into Taiwan, directly or through the distribution arrangements we currently employ, or in the U.S. Because we have agreed to indemnify certain of our customers and our manufacturer against certain patent infringement claims, and we are currently defending our manufacturer and one of our customers against claims by O2, we could be liable to our manufacturer or customers whom we have indemnified against liability for damages arising from patent infringement claims by O2 or others. Our customers and end-users of our products could decide not to use our products; our wafer manufacturer could decide to reduce or eliminate its manufacturing of some or all of our LCD backlight inverter product family; or our products or our customers’ accounts payable to us, could be seized from them.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Linear, Microsemi, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Such litigation is very costly and may divert our management’s resources. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer. For example, we spent $7.8 million, or 16.5% of revenue in 2004, on patent litigation expenses, and we expect patent litigation expenses to increase in 2005.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our LCD backlight inverter product and our DC to DC converter product family, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004. However, we do not expect similar revenue growth or market share gains in the future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004. During the first quarter of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

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

Previously, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, had evaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that the Company’s disclosure controls and procedures were effective as of the end of the period March 31, 2005 as covered by the Company’s quarterly report on Form 10-Q. In connection with the filing of this Amendment No. 1 to the quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, reevaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that due to the material weaknesses described below, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in assessing the effectiveness of internal controls over financial reporting:

1.	As of March 31, 2005, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the following:

i.	the completeness and accuracy of accounting for option cancellations, and

ii.	the accuracy of the recording of equity compensation.

These control deficiencies resulted in a misstatement of stock-based compensation expense that would result in a material misstatement to the financial statements that was not prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2.	As of March 31, 2005, the Company did not maintain effective controls over accounting for income taxes, including the calculation of income tax provision and the related deferred tax assets and liabilities. This control deficiency resulted in a misstatement of the tax provision and related deferred tax asset that would result in a material misstatement to the financial statements that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a complete description of our legal proceedings, please see our Form 10K/A filed with the SEC on March 9, 2006, which is incorporated herein by reference. Only significant developments since March 31, 2005 are included in this filing.

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

As of May 1, 2005, we had invested the $34.9 million in net proceeds from the offering in government securities and corporate preferred equities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures, including the facility we are establishing in China, which facility involves a commitment of at least $5 million. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

(c) Not applicable.

ITEM 6. EXHIBITS

(a) See Exhibit Index.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: March 9, 2006	By:	/s/ C. RICHARD NEELY JR.
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