Form 10-Q/A
period 2005-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2006-03-10
CIK 1280452

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

MONOLITHIC POWER SYSTEMS, INC.

Explanatory Note:

We are filing this amendment on Form 10-Q/A to restate our condensed consolidated financial statements for the quarterly periods ended June 30, 2005 and 2004. See Note 11 to the condensed consolidated financial statements for detail regarding the restatement.

The following sections in this report have been amended as a result of the restatements:

Part 1 – Item 1 Financial Statements

Part 1 – Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations

Part 1 – Item 4 Controls and Procedures

Part II – Item 6 Exhibits

We have not modified or updated disclosures presented in our original Form 10-Q for the quarterly period ended June 30, 2005, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q for the quarterly period ended June 30, 2005 and does not modify or update those disclosures affected by subsequent events, except for the restatement referenced above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q for the quarterly period ended June 30, 2005 filed on August 15, 2005. References to the quarterly report on Form 10-Q herein shall refer to our quarterly report on Form 10-Q originally filed on August 15, 2005.

3 of 44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
	(As restated see Note 11)	(As restated see Note 11)
ASSETS
Current Assets:
Cash and Cash equivalents	$34,673	$32,019
Investments	17,100	17,000
Accounts Receivable, Net of allowances $227 and $222 at June 30, 2005 and December 31, 2004 respectively	6,687	3,996
Inventories	6,343	5,398
Deferred Income Taxes–Current	6,586	1,393
Prepaid Expenses and Other Current Assets	775	1,116

Total Current Assets	72,164	60,922

Property and Equipment, Net	4,853	4,180
Deferred Income Taxes—Long term	601	508
Other Assets	126	134
Restricted Assets	6,668	6,641

TOTAL ASSETS	$84,412	$72,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	4,004	3,396
Accrued Compensation and Related Benefits	2,863	1,518
Accrued Income Taxes	2	374
Accrued Liabilities	17,717	2,996

Total Current Liabilities	24,586	8,284

Deferred Rent	211	161
Stockholders’ Equity:
Common stock, $0.001 par value, $28 in 2005 and $28 in 2004; shares authorized: 150,000; shares issued and outstanding: 28,190 and 27,741 at June 30, 2005 and December 31, 2004; respectively	95,126	93,236
Deferred Stock Compensation	(7,050)	(8,941)
Notes Receivable from Stockholders	(398)	(398)
Accumulated Other Comprehensive Income	225	243
Accumulated Deficit	(28,288)	(20,200)

Total Stockholders’ Equity	59,615	63,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,412	$72,385

See accompanying notes to condensed consolidated financial statements.

4 of 44

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(As restated see Note 11)	(As restated see Note 11)	(As restated see Note 11)	(As restated see Note 11)
Revenues	$22,257	$11,264	$36,894	$18,059
Cost of Revenues (including Stock-Based Compensation of $131 and $260 for the three and six month period ended June 30, 2005, respectively and $242 and $491 for the three and six month period ended June 30, 2004, respectively)	8,168	4,752	13,714	8,065

Gross Profit	14,089	6,512	23,180	9,994

Operating Expenses:
Research and Development (including Stock-Based Compensation of $698 and $1,477 for the three and six month period ended June 30, 2005, respectively and $1,381 and $2,686 for the three and six month period ended June 30, 2004, respectively)	3,753	3,345	6,936	6,013
Selling, General and Administrative (including Stock-Based Compensation of $531 and $1,283 for the three and six month period ended June 30, 2005, respectively and $1,345 and $2,844 for the three and six month period ended June 30, 2004, respectively)	4,528	2,999	8,083	6,029
Patent Litigation	5,372	874	9,870	1,475
Provision for Litigation	12,000		12,000

Total Operating Expenses	25,653	7,218	36,889	13,517

Loss from Operations	(11,564)	(706)	(13,709)	(3,523)
Other Income (Expense):
Interest Income	320	43	693	69
Other Expense	(45)	(10)	(86)	(11)

Total Other Income, net	275	33	607	58

Loss Before Income Taxes	(11,289)	(673)	(13,102)	(3,465)
Income Tax Benefit	(4,585)	—	(5,014)

Net Loss	(6,704)	(673)	(8,088)	(3,465)
Accretion of Redeemable Convertible Preferred Stock	—	335	—	670

Loss Attributable to Common Stockholders	$(6,704)	$(1,008)	$(8,088)	$(4,135)

Basic and Diluted Net Loss per Common Share	$(0.24)	$(0.15)	$(0.29)	$(0.63)
Shares Used in Basic and Diluted Loss per Common Share	27,721	6,706	27,638	6,603

See accompanying notes to condensed consolidated financial statements.

5 of 44

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
	(As restated see Note 11)	(As restated see Note 11)
Cash Flows from Operating Activities:
Net Loss	$(8,088)	$(3,465)
Adjustments to reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation	808	513
Loss on Disposal of Property and Equipment	—	1
Deferred Income Taxes	(5,286)	—
Tax Benefit from Stock Option Transactions	266	—
Amortization of Deferred Stock Compensation and Other Stock-based expense	3,008	6,186
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,692)	925
Inventories	(945)	(101)
Prepaid Expenses and Other	350	(1,323)
Accounts Payable	608	380
Accrued Liabilities	14,721	810
Accrued Income Taxes Payable	(371)	—
Accrued Compensation and Related Benefits	1,346	1,255
Deferred Rent	49	74

Net Cash provided by Operating Activities	3,774	5,255

Cash Flows from Investing Activities:
Property and Equipment Purchases	(1,483)	(804)
Proceeds from Sale of Fixed Assets	1	—
Purchases of Investments	(43,400)	—
Proceeds from sale of investments	43,300	501
Changes in Restricted Assets	(27)	(5,216)

Net Cash used in Investing Activities	(1,609)	(5,519)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	522	270
Initial Public Offering Expenses	(15)	—

Net Cash provided by Financing Activities	507	270

Effect of Change in Exchange Rates	(18)	(47)
Net Increase (Decrease) in Cash and Cash Equivalents	2,654	(41)
Cash and Cash Equivalents, Beginning of Period	32,019	12,135
Cash and Cash Equivalents, End of Period	34,673	12,094

Supplemental Disclosures of Cash Flow information:
Income Taxes Paid	248	—
Supplemental Disclosures of Non-Cash Flow Investing and Financing Activities:
Deferred Stock Compensation, Net of Forfeitures	2,120	11,151
Unrealized Gain (Loss) on Investments	(11)	(6)

See accompanying notes to condensed consolidated financial statements.

6 of 44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Monolithic Power Systems, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss, as reported	$(6,704)	$(673)	$(8,088)	$(3,465)
Add stock-based employee compensation included in Net Loss	855	2,695	1,906	5,530
Less stock-based employee compensation expense determined under the fair value method, net of tax	(1,584)	(2,764)	(3,243)	(5,219)

Pro forma Net Income (Loss)	$(7,433)	$(742)	$(9,425)	$(3,154)

Accretion of Redeemable Convertible Preferred Stock	—	(335)	—	(670)

Pro forma Net Income (Loss) Attributable to Common Stockholders	$(7,433)	$(1,077)	$(9,425)	$(3,824)

Basic and diluted loss per share:
As reported	$(0.24)	$(0.15)	$(0.29)	$(0.63)

Pro forma	$(0.27)	$(0.16)	$(0.34)	$(0.58)

7 of 44

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

8 of 44

5. Net Loss per Share — Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss Attributable to Common Stockholders	$(6,704)	$(1,008)	$(8,088)	$(4,135)

Loss per share - Basic and Diluted	$(0.24)	$(0.15)	$(0.29)	$(0.63)

Shares used in Basic and Diluted per share calculation (in thousands)	27,721	6,706	27,638	6,603

As of June 30, 2005 and June 30, 2004, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	June 30, 2005	June 30, 2004
Convertible Preferred Stock	—	10,368
Redeemable Convertible Preferred Stock	—	5,088
Stock options	8,415	7,049
Warrants	34	214
Restrictive Common Stock	464	—

Total Dilutive Shares	8,913	22,719

6. Comprehensive Income (Loss) — The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss	$(6,704)	$(673)	$(8,088)	$(3,465)
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	6	(1)	(11)	(6)
Foreign Currency Translation Adjustments	10	(47)	(7)	(47)

Comprehensive Loss	$(6,688)	$(721)	$(8,106)	$(3,518)

9 of 44

7. Income Taxes — The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At June 30, 2005, the Company’s estimate of the effective tax rate was 28.3%. At June 30, 2004, the Company’s estimate of the effective tax rate was zero. The increase from 2004 to 2005 was principally attributable to a significant reduction of the valuation allowance on net deferred tax assets. In the three and six months ended June 30, 2005, the Company had an income tax benefit rate of 41% and 38%, respectively.

During the three months ended June 30, 2005, the Company recorded an $11.3 million pre-tax loss and recognized an income tax benefit of approximately $4.6 million. This benefit was recorded as a net increase to the net deferred tax asset.

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

10 of 44

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

9. Litigation —

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

11 of 44

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

12 of 44

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

13 of 44

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

14 of 44

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

15 of 44

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

11. Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended June 30, 2005, the Company determined that certain non-statutory stock options were incorrectly classified as incentive stock options. Therefore, the Company had not previously recognized the appropriate tax benefit associated with these stock options. The Company also determined that its provision for income taxes was not calculated and recorded correctly. Therefore, the Company had not previously recognized the appropriate income tax benefit. In addition, the Company determined that errors were made in the computation of stock-based compensation expense and the recognition of decreases to these expenses arising from cancelled grants as a result of the departure of employees.

As a result, the Company has restated the accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2005 and 2004 from amounts previously reported to correct the accounting for taxes and reduce the income tax benefit by $370,000 for the three months ended June 30, 2005 and to reduce stock-based compensation expense by $379,000 for the three months ended June 30, 2005 and $53,000 for the three months ended June 30, 2004. The Company has restated the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2005 from amounts previously reported to correct the accounting for taxes and reduce the income tax benefit by $401,000 for the six months ended June 30, 2005 and to reduce stock-based compensation expense by $449,000 for the six months ended June 30, 2005 and $159,000 for the six months ended June 30, 2004. There was no effect to taxes for the three and six months ended June 30, 2004.

A summary of the effects of the restatement is shown below:

Consolidated Balance Sheets

(In thousands)

	As of June 30, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred income tax assets–current	$6,230	$6,586	$807	$1,393
Total current assets	71,808	72,164	60,335	60,922
Deferred income tax assets– long term	658	601	658	508
Total assets	84,113	84,412	71,948	72,385
Common stock	95,038	95,126	93,527	93,236
Deferred stock compensation	(6,726)	(7,050)	(9,180)	(8,941)
Accumulated deficit	(28,824)	(28,288)	(20,690)	(20,200)
Total stockholders’ equity	59,315	59,615	63,503	63,940
Total liabilities and stockholders’ equity	84,113	84,412	71,948	72,385

16 of 44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Consolidated Statement of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30, 2005		For the Three Months Ended June 30, 2004		For the Six Months Ended June 30, 2005		For the Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of revenues (including stock-based compensation) (1a)	$8,155	$8,167	$4,730	$4,752	$13,690	$13,714	$8,002	$8,065
Gross profit	14,102	14,089	6,534	6,512	23,204	23,180	10,057	9,994
Research and development expense (including stock-based compensation) (1b)	3,919	3,753	3,343	3,345	7,206	6,936	5,719	6,014
Selling, general and administrative expense (including stock-based compensation) (1c)	4,754	4,528	3,075	2,999	8,286	8,083	6,545	6,028
Total operating expenses	26,046	25,654	7,292	7,218	37,362	36,889	13,739	13,517
Loss from operations	(11,944)	(11,565)	(758)	(706)	(14,158)	(13,709)	(3,682)	(3,523)
Loss before income taxes	(11,668)	(11,289)	(725)	(673)	(13,551)	(13,102)	(3,624)	(3,465)
Income tax benefit	(4,955)	(4,585)	—	—	(5,416)	(5,014)	—	—
Net loss	(6,713)	(6,704)	(725)	(673)	(8,135)	(8,088)	(3,624)	(3,465)
Net loss attributable to common stockholders	(6,713)	(6,704)	(1,060)	(1,008)	(8,135)	(8,088)	(4,294)	(4,135)
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.16)	$(0.15)	$(0.29)	$(0.29)	$(0.65)	$(0.63)

(1) Stock-based compensation included in the following:

a Cost of revenues	$118	$131	$220	$242	$236	$260	$428	$491
b Research and development	864	698	1,379	1,381	1,747	1,477	2,391	2,686
c Selling, general and administrative	757	531	1,422	1,345	1,486	1,283	3,361	2,844

17 of 44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/A contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning the above-average industry growth of product and market areas that we have targeted, the continued development and expansion of our business, the increasing percentage of our revenue that we expect to derive from DC to DC converter, LED driver ICs and new products, the degree to which we expect to see the impact of such changes in our product mix on our gross margins offset by increased sales of higher margin products, increased revenues in the third and fourth quarters of each calendar year, decreased revenues in the first quarter of each calendar year and it is possible that the Company may prevail on a post-trial motion to set aside a $12 million jury verdict recently rendered against us. In other cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below and elsewhere in this Form 10-Q/A. These factors may cause our actual results to differ materially from any forward-looking statements. Additional factors that could cause actual results to differ include, but are not limited to the risks, uncertainties and cost of litigation in which the company is involved, outcome of any post-trial motions and appeals, risks associated with the continued development and expansion of our business, acceptance of, or demand for, our products being lower than expected, the potential impact on our financial performance if our litigation provisions are inadequate, difficulty in predicting or budgeting for future expenses and financial contingencies, and the other important risk factors identified in the section of this 10-Q/A entitled “Factors that May Affect Future Operating Results”. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Condensed Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis reflects the effects of the restatement discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

18 of 44

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

19 of 44

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

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to most customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. Although some of these arrangements include stock rotation rights that permit the return of up to 5% of the previous six months’ purchases (no more than once every six months), we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days after the date of the invoice and the majority of our arrangements with our distributors do not include price protection provisions. Although some of our arrangements with smaller distributors include price protection provisions permitting them a credit for unsold inventory if we reduce our list prices, we have not experienced any significant claims pursuant to these provisions. In addition, terms of our significant distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for our products in certain regions of the world and the ability to terminate the agreement by either party with up to 90 days notice. Beginning August 1, 2005 we provided a standard one year warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or under certain circumstances, refund amounts to the customer for defective products. We estimate the effect of this change in our warranty policy will not have a material impact on our results of operations. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized.

20 of 44

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

Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, (“SFAS 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Our valuation allowance was $1.9 million at June 30, 2005 and $1.8 million at December 31, 2004. Management determined that valuation allowances were necessary because not all tax benefits associated with deferred tax assets were expected to be realized.

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

Contingencies. From time to time, we become aware that the Company may be obligated to record a contingent liability. When this occurs, we investigate the potential contingent liability using Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on management’s judgment and given the facts and circumstances in each matter, we determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from subject matter experts for each specific matter; the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted and, for example, a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on operations.

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 8 to the audited consolidated financial statements included in our Amendment No. 1 to Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 9, 2006. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

We have recorded deferred stock-based compensation representing the difference between the deemed fair market value of our common stock at the grant date and the option exercise price. Prior to our initial

21 of 44

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

Results of Operations. The table below sets forth data from our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	36.7%	42.2%	37.2%	44.7%

Gross Profit	63.3%	57.8%	62.8%	55.3%
Operating Expenses:
Research and Development (including Stock-Based Compensation)	16.9%	29.7%	18.8%	33.3%
Selling, General and Administrative (including Stock-Based Compensation)	20.3%	26.6%	21.9%	33.4%
Patent Litigation	24.1%	7.8%	26.8%	8.2%
Provision for litigation	53.9%	0%	32.5%	0%

Total Operating Expenses	115.2%	64.1%	100.0%	74.9%

Loss from Operations	(51.9%)	(6.3%)	(37.2%)	(19.6%)
Other Income (Expense):
Interest Income	1.4%	0.4%	1.9%	0.4%
Other Expense	(0.2%)	(0.1%)	(0.2%)	(0.1%)

Total Other Income	1.2%	0.3%	1.7%	0.3%

Loss Before Income Taxes	(50.7%)	(6.0%)	(35.5%)	(19.3%)
Income Tax Benefit	(20.6%)	0%	(13.6%)	0%

Net Loss	(30.1%)	(6.0%)	(21.9%)	(19.3%)
Accretion of Redeemable Convertible Preferred Stock	—	3.0%	—	3.7%

Net Loss Attributable to Common Stockholders	(30.1%)	(9.0%)	(21.9%)	(23.0%)

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

22 of 44

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

Gross Profit. Gross profit, as a percentage of revenues, was 63% for the three months ended June 30, 2005, compared to 58% for the three months ended June 30, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments and manufacturing cost reductions. The gross margin was favorably impacted by a reduction in stock

23 of 44

compensation expense to $0.1 million, or 0.6%, for the three months ended June 30, 2005, compared to $0.2 million, or 2% of net revenues, for the three months ended June 30, 2004.

Gross profit, as a percentage of revenues, was 63% for the six months ended June 30, 2005, compared to 55% for the six months ended June 30, 2004. The increase in gross margin was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter product family and from our LCD backlight inverter product family. The gross margin was favorably impacted by a reduction in stock compensation expense of $0.3 million, or 1%, for the six months ended June 30, 2005, compared to $0.5 million, or 4% of net revenues, for the six months ended June 30, 2004.

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

	Three Months Ended		% Change	Six Months Ended		% Change
(in thousands)	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Net Revenues	$22,257	$11,264	98%	$36,894	$18,059	104%
Research and Development (R&D)- excluding stock-based compensation	3,055	1,964	56%	5,459	3,328	64%
R&D- stock-based compensation	698	1,381	(49%)	1,477	2,686	(45%)

Total R&D Expenses	3,753	3,345	12%	6,936	6,014	15%

R&D as a percentage of Revenue	17%	30%		19%	33%

Stock-based compensation allocated to research and development expenses was $0.7 million, or 3% of revenues, for the three months ended June 30, 2005, compared to $1.4 million, or 12% of revenues for the three months ended June 30, 2004. Stock-based compensation allocated to research and development expenses was $1.5 million, or 4% of revenues, for the six months ended June 30, 2005, compared to $2.7 million, or 15% of revenues, for the six months ended June 30, 2004. The decrease of $0.7 million for the three months ended June 30, 2005 and $1.2 million for the six months ended June 30, 2005 was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules. Our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach. This results in substantially higher amounts of amortization in earlier years as opposed to the single grant

24 of 44

approach, which results in equal amortization over the vesting period of the options. The decrease was also due to the elimination of stock-based compensation as a result of the termination of employment of certain employees.

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

	Three Months Ended		% Change	Six Months Ended		% Change
(in thousands)	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Net Revenues	$22,257	$11,264	98%	$36,894	$18,059	104%
Selling, General and Administrative (SG&A)- excluding stock-based compensation	3,997	1,653	142%	6,800	3,184	113%
SG&A- stock-based compensation	531	1,345	(61%)	1,283	2,844	(55%)

Total SG&A Expenses	4,528	2,998	51%	8,083	6,028	34%

SG&A as a percentage of Net Revenues	20%	27%		22%	33%

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

Stock-based compensation allocated to selling, general and administrative expenses were $0.5 million, or 2% of revenues for the three months ended June 30, 2005, compared to $1.3 million, or 12% of revenues for the three months ended June 30, 2004. Stock-based compensation allocated to selling, general and administrative expenses were $1.3 million, or 3% of revenues for the six months ended June 30, 2005, compared to $2.8 million, or 16% of revenues for the six months ended June 30, 2004. The decrease of $0.8 million for the three months ended June 30, 2005 and $1.5 million for the six months ended June 30,

25 of 44

2005 was primarily due to our current year employee options being granted with exercise prices equal to the fair market value resulting in no stock-based compensation expense under current accounting rules. Our prior year options were granted with exercise prices less than fair market value resulting in deferred stock-based compensation which we amortize to expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options The decrease was also due to the elimination of stock-based compensation as a result of the termination of employment of certain employees.

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

Income Tax Benefit. In the second quarter of 2005, we had an income tax benefit rate of 41%. For the six months ended June 30, 2005, we had an income tax benefit rate of 38%. The increase in rate for the second quarter was the result of projected tax implications associated with the Company’s international business structure.

Liquidity and Capital Resources.

As of June 30, 2005, we had working capital of $47.6 million, including cash and cash equivalents of $34.7 million, investments of $17.1 million and an accrued legal liability for a provision for litigation of

26 of 44

$12.0 million. During the six months ended June 30, 2005, cash and cash equivalents increased by $2.7 million from $32.0 million as of December 31, 2004 to $34.7 million as of June 30, 2005. We have financed our growth primarily with proceeds from operating activities and from the issuance of common stock. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and estimated offering costs, from our initial public offering.

We generated $3.7 million of cash from operating activities during the six months ended June 30, 2005. The primary impact on operating cash flows for the six months ended June 30, 2005 was from an increase of $14.7 million in accrued liabilities, including a $12 million provision for litigation, an increase in non-cash stock-based compensation of $3.0 million and increases to accrued compensation and related benefits of $1.3 million, partially offset by our net loss of $8.1 million, deferred income taxes of $4.8 million and accounts receivable of $2.7 million.

We used $1.6 million of cash for investing activities during the six months ended June 30, 2005. Capital expenditures totaled $1.5 million, and purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $0.1 million.

We generated $0.6 million of cash for financing activities during the six months ended June 30, 2005, through proceeds from the issuance of common stock under employee stock plans.

In addition, the following litigation-related contingencies might also affect our liquidity and capital resources: cash bonds of approximately $6.1 million posted with the courts in Taiwan, $12 million accrued provision for litigation stemming from our July 18, 2005 jury verdict outcome and potential penalties relating to injunctions, and/or possible future legal fees and indemnification obligations to be incurred in connection with litigation involving Linear, Microsemi, and Micrel. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006.

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

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Condensed Consolidated Statement of Cash Flows.

Contractual Obligation and Off-Balance Sheet Arrangements.

The following table summarizes our non cancelable purchase commitments as of June 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow over the next 12 months (in thousands):

	June 30, 2005	Less than 1 year
Non-cancellable purchase commitments	$9,613	$9,613

Total	$9,613	$9,613

As of June 30, 2005, the Company had no off-balance sheet financing arrangements or activities outside of operating leases and non-cancelable purchase orders. For a discussion of the Company’s off-balance sheet financing arrangements at December 31, 2004, refer to Item 7, “Management’s Discussion and

27 of 44

Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Contractual Obligation and Off-Balance Sheet Arrangements” in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2004. None of such off-balance sheet financing arrangements has changed materially from December 31, 2004.

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

We have incurred losses on an annual basis since our inception. As of June 30, 2005, we had an accumulated deficit of $28.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. In addition, we expect to continue to incur significant legal expenses associated with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

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

We are engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited. We refer to O2 Micro and O2 Micro International together as O2. These proceedings involve various claims and counterclaims in the United States and Taiwan by O2 and us alleging, among other things, patent infringements and misappropriation of trade secrets, all of which relate to our CCFL backlight inverter ICs, which are part of our LCD backlight inverter product family. The patent disputes relating to O2’s patents in both the United States and Taiwan involve issues that could affect all of our CCFL backlight inverter products used in the United States and Taiwan. In January 2003, O2 has obtained an injunction in Taiwan prohibiting us from manufacturing, designing, displaying, importing, or selling two of our most significant products in Taiwan, either directly or through a third party acting at our request. O2 has also taken legal action against our China wafer manufacturer and some of our customers and users of our products in Taiwan and the United States. If we are not successful in the litigation based on O2’s patents, we could be ordered to pay monetary fines and/or damages to O2 and/or our customers if we are found to be in violation of the Taiwan injunction or liable to O2 on its claims against us. We could also be prevented from selling many of our products, either into Taiwan, directly or through the distribution arrangements we currently employ, or in the U.S. Because we have agreed to indemnify certain of our customers and our manufacturer against certain claims of patent infringement and violations of trade secrets, and we are currently defending our manufacturer and certain of our customers against claims by O2, we could be liable to our manufacturer or customers whom we have indemnified against liability for damages arising from claims by O2 or others. Our customers and end-users of our products could decide not to use our products; our wafer manufacturer could decide to reduce or eliminate its manufacturing of some or all of our LCD backlight inverter product family; or our products or our customers’ accounts payable to us, could be seized from them.

28 of 44

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

29 of 44

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

30 of 44

Given our inability to control the timing and nature of significant events in our litigations, our legal expenses are difficult to forecast, and may vary substantially from our predictions with respect to any given quarter, and interim developments in the litigations may contribute to increased volatility in our stock price and business.

As described in “Management’s Discussion and Analysis of Financial Condition - Results of Operations—Patent Litigation,” until our litigations with O2, Linear, Microsemi, and Micrel are resolved we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict the legal expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. We are currently expecting an increase in our expenses in preparation for the trials scheduled in the third quarter. We are also expecting increased activity in the Micrel and Microsemi cases. Interim developments in these lawsuits may also contribute to increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail. Interim developments may also affect customer perception of risk with respect to the purchasing of our products, and could unfavorably impact our business.

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

31 of 44

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

32 of 44

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

33 of 44

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

34 of 44

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

35 of 44

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

36 of 44

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

37 of 44

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

38 of 44

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

39 of 44

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 35% of our outstanding common stock. Additionally, Jim Jones, one of our directors, is associated with BAVP, LP, which owns approximately 8% of our outstanding common stock and Herbert Chang, one of our directors, is associated with InveStar, which owns approximately 14% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006. During the first six months of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

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

Previously, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, had evaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that the disclosure controls and procedures were effective as of the end of the period June 30, 2005 covered by the Company’s quarterly report on Form 10-Q. In connection with the filing of this Amendment No. 1 to its quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, reevaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that due to the material weaknesses described below, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A.

40 of 44

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in assessing the effectiveness of internal control over financial reporting:

1.	As of June 30, 2005, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the following:

i. the completeness and accuracy of accounting for option cancellations and

ii. the accuracy of the recording of equity compensation.

These control deficiencies resulted in a misstatement of stock-based compensation expense that would result in a material misstatement to the quarterly financial statements that was not prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2.	As of June 30, 2005, the Company did not maintain effective controls over accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency resulted in a misstatement of the tax provision and related deferred tax asset that would result in a material misstatement to the quarterly financial statements that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

41 of 44

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the Company’s legal proceedings, please see the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006 and updates in the Company’s quarterly reports on Form 10-Q for the fiscal quarter ended March 31, 2005 filed with the SEC on May 13, 2005. The Company filed an amendment on Form 10-Q/A for the quarter ended March 31, 2005 on March 10, 2006 which did not amend any disclosures related to Legal Proceedings. Only material developments since May 13, 2005 through August 15, 2005 are included in this filing.

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

42 of 44

Linear Technology Corporation

In the investigation initiated by Linear Technology Corporation at the U.S. International Trade Commission (ITC), the hearing that was scheduled to commence on June 22, 2005, was postponed because the judge in the matter was injured in an accident. A new hearing date has been set for October 5, 2005. The target date for conclusion of the investigation, is currently scheduled for February 17, 2006.

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

43 of 44

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: March 9, 2006	By:	/s/ C. Richard Neely Jr.
C. Richard Neely Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

44 of 44

EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.