Form 10-Q
period 2005-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2006-03-13
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

There were 29,186,702 shares of the Registrant’s common stock issued and outstanding as of February 28, 2006.

MONOLITHIC POWER SYSTEMS, INC.

2 of 43

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2005	December 31 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,818	$32,019
Investments	15,475	17,000
Accounts Receivable, Net of Allowances of $227 and $222 at September 30, 2005 and December 31, 2004, respectively	9,761	3,996
Inventories	5,716	5,398
Deferred Income Taxes	2,516	1,393
Prepaid Expenses and Other Current Assets	608	1,115

Total Current Assets	78,894	60,921

Property and Equipment, Net	4,595	4,180
Deferred Income Taxes - Non-current	673	508
Other Assets	109	134
Restricted Assets	6,408	6,641

TOTAL ASSETS	$90,679	$72,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,995	$3,396
Accrued Compensation and Related Benefits	3,960	1,518
Accrued Income Taxes	1,524	374
Accrued Liabilities	8,199	2,996

Total Current Liabilities	19,678	8,284

Deferred Rent	218	161
Common Stock, $0.001 par value, $28 in 2005 and $28 in 2004; shares authorized: 150,000; shares issued and outstanding: 28,192 and 27,741 at September 30, 2005 and December 31, 2004, respectively	95,595	93,236
Deferred Stock Compensation	(5,420)	(8,941)
Notes Receivable from Stockholders	(398)	(398)
Accumulated Other Comprehensive Income (Loss)	(67)	243
Accumulated Deficit	(18,927)	(20,201)

Total Stockholders’ Equity	70,783	63,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,679	$72,384

See accompanying notes to condensed consolidated financial statements.

3 of 43

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As restated See Note 11)		(As restated See Note 11)
Net Revenues	$29,706	$14,737	$66,600	$32,796
Cost of Revenue (including Stock-based Compensation of $130 and $390 for the three and nine month period ended September 30, 2005, respectively and $235 and $726 for the three and nine month period ended September 30, 2004, respectively)	10,593	5,861	24,307	13,926

Gross Profit	19,113	8,876	42,293	18,870
Operating Expenses:
Research and Development (including Stock-based Compensation of $569 and $2,045 for the three and nine month period ended September 30, 2005, respectively and $1,295 and $3,980 for the three and nine month period ended September 30, 2004 respectively)	4,045	3,388	10,980	9,401
Selling, General and Administrative (including Stock-based Compensation of $450 and $1,733 for the three and nine month period ended September 30, 2005, respectively and $1,320 and $4,164 for the three and nine month period ended September 30, 2004 respectively)	4,880	3,183	12,963	9,212
Patent Litigation	4,312	3,370	14,182	4,845
Provision for Litigation	(8,800)	—	3,200	—

Total Operating Expenses	4,437	9,941	41,325	23,458

Income (Loss) from Operations	14,676	(1,065)	968	(4,588)
Other Income (Expense):
Interest Income	401	40	1,094	109
Other Expense	(74)	(82)	(160)	(93)

Total Other Income (Expense)	327	(42)	934	16

Income (Loss) Before Income Taxes	15,003	(1,107)	1,902	(4,572)
Income Tax Provision	5,641	—	628	—

Net Income (Loss)	9,362	(1,107)	1,274	(4,572)
Accretion of Redeemable Convertible Preferred Stock	—	335	—	1,005

Net Income (Loss) Attributable to Common Stockholders	$9,362	$(1,442)	$1,274	$(5,577)

Basic Net Income (Loss) per Common Share	$0.33	$(0.21)	$0.05	$(0.83)

Diluted Net Income (Loss) per Common Share	$0.31	$(0.21)	$0.04	$(0.83)

Shares Used in Basic Net Income (Loss) per Common Share	28,093	6,818	27,794	6,690
Shares Used in Diluted Net Income (Loss) per Common Share	30,642	6,818	30,363	6,690

See accompanying notes to condensed consolidated financial statements.

4 of 43

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
		(As restated See Note 11)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,274	$(4,572)
Adjustments to reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation	1,267	781
Loss on Disposal of Property and Equipment	—	47
Deferred Income Taxes	(1,286)	—
Tax Benefit from Stock Option Transactions	386	—
Amortization of Deferred Stock Compensation and Other Stock—based Expense	4,147	9,035
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,765)	976
Inventories	(318)	(2,492)
Prepaid Expenses and Other	532	(1,946)
Accounts Payable	2,599	5,178
Accrued Liabilities	5,204	1,364
Accrued Income Taxes Payable	1,149	—
Accrued Compensation and Related Benefits	2,471	1,022
Deferred Rent	57	107

Net Cash provided by Operating Activities	11,717	9,500

Cash Flows from Investing Activities:
Property and Equipment Purchases	(1,684)	(2,127)
Proceeds from Sale of Fixed Assets	1	—
Purchases of Investments	(86,200)	—
Proceeds from sale of Investments	87,725	1,001
Changes in Restricted Assets	(2)	(5,173)

Net Cash provided by (used in) Investing Activities	(160)	(6,299)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	1,362	411
Additional Initial Public Offering Expenses	(15)	—

Net Cash provided by Financing Activities	1,347	411

Effect of Change in Exchange Rates	(105)	(64)
Net Increase (Decrease) in Cash and Cash Equivalents	12,799	3,548
Cash and Cash Equivalents, Beginning of Period	32,019	12,135

Cash and Cash Equivalents, End of Period	$44,818	$15,683

Supplemental Disclosures of Cash Flow information:
Income Taxes paid	$269	$—
Deferred Stock Compensation Net of Forfeitures	2,207	13,332
Unrealized Gain (Loss) on Investments	(16)	(4)

See accompanying notes to condensed consolidated financial statements.

5 of 43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of Monolithic Power Systems, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

2. Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standard No. 123 entitled FAS123(R) Share-Based Payment (“FAS 123R”). FAS 123R requires the Company to measure all stock-based compensation awarded to an employee using a fair value method and record such expense in its consolidated financial statements over the period during which that employee is required to provide service in exchange for the award. FAS 123R is effective for the Company beginning January 1, 2006. Prior to that date, the Company accounted for stock-based compensation awarded to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred stock-based compensation at the time of the grant and amortizes the amount over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company accounts for stock-based compensation issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The Company amortizes deferred stock-based compensation using the multiple option award method. Accounting for employee stock-based compensation using the fair value method in accordance with FAS 123 would have produced the following results (in thousands, except per share data):

6 of 43

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss), as reported	$9,362	$(1,107)	$1,274	$(4,572)
Add Stock-based Employee Compensation included in Net Loss	731	2,890	2,637	8,420
Less Stock-based Employee Compensation Expense determined under the fair value method, net of tax	(1,724)	(3,343)	(4,967)	(8,562)

Pro forma Net Income (Loss)	$8,369	$(1,560)	$(1,056)	$(4,714)

Accretion of a Redeemable Convertible Preferred Stock	—	335	—	1,005

Pro forma Net Income (Loss) Attributable to Common Stockholders	$8,369	$(1,895)	$(1,056)	$(5,719)

Basic Net Income (Loss) per share:
As reported	$0.33	$(0.21)	$0.05	$(0.83)
Pro forma	$0.30	$(0.28)	$(0.04)	$(0.85)
Diluted Net Income (Loss) per share:
As reported	$0.31	$(0.21)	$0.04	$(0.83)
Pro forma	$0.27	$(0.28)	$(0.04)	$(0.85)

3. Inventories — Inventories are stated at the lower of cost or market (first in, first out) and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Work In Progress	$2,198	$3,426
Finished Goods	3,518	1,972

Total Inventories	$5,716	$5,398

Inventories for the three and nine months ended September 30, 2005 contained certain components and assemblies in excess of the Company’s estimated requirements at September 30, 2005 for those parts and were written down by $0.5 million and $1.4 million, respectively, resulting in an unfavorable impact on gross margins for those periods.

Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of such components to ensure an available supply of products for its customers. Any significant shortage of such components or the failure of the third-party suppliers to maintain or enhance these components could materially and adversely affect the Company’s business and results of operations.

4. Accrued Liabilities — Accrued liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Provision for Litigation	$3,200	$—
Professional Service Fees	3,070	2,655
Commissions	308	88
Deferred Revenues	948	—
Warranty	396	53
Other	277	200

Total Accrued Liabilities	$8,199	$2,996

7 of 43

The $3.2 million Provision for Litigation arises from a judgment entered on November 10, 2005, in the litigation between the Company and O2 Micro International Ltd. in the United States District Court for the Northern District of California. In an opinion accompanying the judgment, the judge set aside a jury verdict of $12 million rendered against the Company on July 18, 2005, and instead awarded O2 Micro a royalty of $900,000, exemplary damages of $1.8 million, costs subsequently determined to be $144,685, and interest in an amount to be determined.

5. Net Income (Loss) per Share — Basic Net Income (Loss) per Share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income (Loss) per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

	Three Months Ended		Nine Months Ended
(Shares in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss) Attributable to Common Stockholders	$9,362	$(1,442)	$1,274	$(5,577)

Net Income (Loss) per Share - Basic	$0.33	$(0.21)	$0.05	$(0.83)

Net Income (Loss) per Share - Diluted	$0.31	$(0.21)	$0.04	$(0.83)

Shares used in Basic per Share calculation	28,093	6,818	27,794	6,690
Shares used in Diluted per Share calculation	30,642	6,818	30,363	6,690

For the nine months ended September 30, 2005 and September 30, 2004, the Company had outstanding securities that could potentially dilute basic earnings per share in the future but were excluded from the computation of Diluted Net Income (Loss) per Share, as their effect would be anti-dilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Convertible Preferred Stock	—	10,368	—	10,368
Redeemable Convertible Preferred Stock	—	5,088	—	5,088
Stock Options	1,886	7,472	2,978	7,472
Warrants	—	214	—	214
Restricted Common Stock	—	138	—	138

Total Dilutive Shares	1,886	23,280	2,978	23,280

8 of 43

6. Comprehensive Income (Loss) — The Company’s Comprehensive Income (Loss) includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income ( Loss)	$9,362	$(1,107)	$1,274	$(4,572)
Other Comprehensive Income (Loss):
Unrealized Holding Losses on Available-for-sale Securities	(4)	—	(16)	(4)
Foreign Currency Translation Adjustments	(288)	(18)	(294)	(66)

Comprehensive Income (Loss)	$9,070	$(1,125)	$964	$(4,642)

7. Income Taxes — Tax Provision. The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the Income Tax Provision on the Condensed Consolidated Statements of Operations.

During the third quarter of fiscal 2005, the Company revised its estimated effective income tax rate for 2005 to 42.4% from the 38.3% rate used in the second quarter of fiscal 2005. The change in the rate was primarily the result of a change in the projected mix of international operating results. In addition, the Company recorded a net increase in its deferred tax asset valuation allowance of $0.2 million and $0.4 million for the three and nine months ended September 30, 2005, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2004 was zero, as a result of full valuation allowances recorded to offset deferred tax assets primarily from the net operating losses incurred and tax benefits associated with stock compensation.

As of December 31, 2004, the Company had a valuation allowance of $1.8 million. As of September 30, 2005, the Company had a valuation allowance of $2.2 million primarily attributable to management’s determination that deferred tax assets arising from stock-based compensation transactions are not likely to be realized.

8. Segment Information — As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. The Company derived substantially all of its revenues from sales delivered to customers located outside North America during the three and nine

9 of 43

months ended September 30, 2005 and 2004. Prior to March 2004, the Company had a distribution arrangement with a third party in the United States, who resold primarily to customers in Asia. This arrangement produced significant sales attributed to North America for the nine months ended September 30, 2004. This arrangement was terminated in March 2004.

The Company had sales to three customers, each accounting for 10% or more of total sales for the period. The table below shows the percent of total sales to these customers for each period.

	Three Months Ended		Nine Months Ended
Customer	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
A	18%	23%	21%	20%
B	22%	33%	21%	27%
C	12%	9%	12%	10%

As a group, receivables for these three customers comprised 49% and 43% of accounts receivable as of September 30, 2005 and December 31, 2004, respectively.

The following is a summary of net revenues by geographic region based on customer ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
Country	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
USA	$612	$167	$1,442	$1,489
Taiwan	7,811	5,689	18,489	12,578
Japan	1,033	695	2,992	2,060
China	15,456	6,624	33,487	12,444
Korea	3,812	855	8,637	2,384
Other	982	707	1,553	1,841

Total	$29,706	$14,737	$66,600	$32,796

The following is a summary of net revenue by product type (in thousands):

	Three Months Ended		Nine Months Ended
Product	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
LCD Backlight Inverters	$10,140	$7,310	$25,321	$16,150
DC to DC Converters	18,501	6,984	38,970	15,926
Audio Amplifiers	1,065	443	2,309	720

Total	$29,706	$14,737	$66,600	$32,796

The following is a summary of long-lived assets by geographic region; excluding restricted assets (in thousands):

Country	September 30, 2005	December 31, 2004
United States	$4,433	$4,153
Taiwan	75	71
China	121	69
Korea	40	21
Japan	36	—

Total	$4,705	$4,314

10 of 43

9. Litigation —

O2 Micro — Overview

Since November 2000, the Company has been engaged in multiple legal proceedings against O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to here as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter product family, and all of our CCFL backlight products could be affected by O2’s claims against the Company. In January 2003, O2 obtained an injunction in Taiwan prohibiting the Company or any third party acting at the Company’s request from manufacturing, designing, displaying, importing, or selling two of the Company’s most significant products in Taiwan. O2 has also taken legal action against the Company’s wafer manufacturer and some of the Company’s customers and users of the Company’s products in Taiwan and the United States. The Company is indemnifying ASMC and some of the Company’s customers in some of the cases. All of these legal proceedings pose various degrees of risk to the Company’s business.

O2 Micro — U.S. Litigation

On July 18, 2005, the jury in a trial in Oakland, California, returned a verdict finding that the Company had willfully misappropriated certain trade secrets belonging to O2 and awarding O2 $12 million in damages. The jury also found, and judgment has been entered, that O2 did not infringe certain claims of two of the Company’s patents and that certain claims of the patents are invalid. The judge in the case later set aside the jury’s $12 million damage award and instead awarded a royalty of $900,000 plus $1.8 million in exemplary damages, plus interest and costs, and denied O2’s requests for an injunction and attorneys fees. Post-trial motions are pending. O2 has appealed the court’s judgment that the Company does not infringe its U.S. Patent No. 6,259,615 (“the ‘615 patent”), and both parties may file additional appeals following the court’s ruling on the post-trial motions. If the judge issues any rulings unfavorable to the Company on the post-trial motions, or if any of the judge’s rulings in the Company’s favor are reversed on appeal, an injunction could be entered and/or the Company could be required to pay additional damages and/or attorneys fees to O2.

In May 2004, the Company filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Company does not infringe O2’s U.S. Patent No. 6,396,722 (“the ‘722 patent”). O2 has sued the Company’s wafer manufacturer, ASMC, and the Company is defending and indemnifying ASMC in the case. No trial date is set.

There is a case pending in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe its U.S. Patent No. 6,804,129 (“the ‘129 patent”), O2 has sued several of the Company’s direct and indirect customers and ASMC in the case, and asserted claims against them for infringement of the ‘129 patent, the ‘722 patent, and the ‘615 patent. The Company is defending and indemnifying some of these defendants. One of the other defendants, Compal Electronics has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. On November 18, 2005, O2 filed a second amended complaint adding a claim for unfair competition against the Company and Michael Hsing, the Company’s CEO. On December 19, 2005, the Company filed a counterclaim against Delta Electronics and a third party complaint against O2 for wrongful trade secret misappropriation and unfair competition. The trial in the case is scheduled for August 2006.

On November 17, 2005, a Texas jury rendered a verdict that inverter maker Taiwan Sumida Electronics Inc. (TSE) willfully contributed to and induced infringement of certain claims of O2’s ‘722 patent and that those claims of the patent are valid. A partial judgment has been entered against TSE for $2 million for inducing and contributing to infringement of those claims. A partial judgment has also been entered in favor of TSE that it does not directly infringe those claims and that it does not infringe O2’s ‘615 patent.

11 of 43

TSE is one of the Company’s customers, and the inverter boards that were the subject of the litigation contained some of the Company’s CCFL products. TSE has filed post-trial motions asking the judge to set aside the judgments and additional post-trial motions are pending. TSE and O2 have agreed that if the judge awards damages for willful infringement, the additional amount will be $2 million, and that any award of attorneys’ fees would not exceed $3 million. While the Company was not a party to the litigation, the Company expects that, O2 will argue that any judgment of patent infringement against TSE should be binding on the Company. The Company will oppose any such argument. The Company had previously entered into an agreement with TSE under which we had agreed to indemnify TSE against claims by O2; however, in August, 2005, the Company terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against the Company for breach of contract.

If the Company or its customers are not ultimately successful in any of these litigations or other litigations that could be brought against the Company or its customers, the Company could be ordered to pay monetary fines and/or damages. If the Company or its customers are found liable for willful patent infringement or trade secret misappropriation, damages could be doubled or tripled. The Company and/or its customers could also be prevented from selling some or all of the Company’s products, either into Taiwan or in the U.S. Moreover, the Company’s customers and end-users could decide not to use the Company’s products, the Company’s wafer manufacturer could decide to reduce or eliminate its manufacturing of some of the Company’s products, or the Company’s products or the Company’s customers’ accounts payable to the Company could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in the Company’s stock price as the market assesses the impact of such developments on the likelihood that the Company will or will not ultimately prevail in these proceedings. The Company has lost some customer orders as a result of the adverse verdict in the O2 action against TSE, and it is possible that additional orders may be cancelled.

O2 Micro — Taiwan Litigation

O2 has brought legal proceedings against the Company in Taiwan based on a Taiwan patent that is related to and broader than the ‘615 patent (“the ‘318 patent”). In January 2003, upon O2’s request, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting the Company from manufacturing, designing, displaying, importing or selling the Company’s MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at the Company’s request. In response, the Company obtained a preliminary counter-injunction which prohibits O2 from interfering with the Company’s or other parties’ use of the Company’s MP1011A and MP1015 products. In addition, the Company has obtained a preliminary counter-injunction that prohibits O2 from interfering with the manufacture, sale, use or importation, by either the Company or a third party, of a number of the Company’s products other than the MP1011A and MP1015. In connection with the counter-injunctions, the Company posted cash bonds of approximately $6.1 million. These bonds are currently recorded as restricted assets on the Company’s balance sheet. The Company posted a bond in the amount of approximately $90,000 to stay the executions of O2’s provisional seizures issued in 2004 against the Company.

If the Company does not ultimately prevail in any of the Taiwan litigation matters the Company could be liable to O2 for damages based on past sales, and could be permanently enjoined from selling its MP1011A and/or the MP 1015 products for use in Taiwan. The Company has phased out the MP1011A and is phasing out the MP1015 products. If the Company were required to pay substantial damages in any of the Taiwan litigations and/or to forfeit the $6.1 million bond, such a result could have a material adverse effect on the Company’s business and results of operations.

12 of 43

Microsemi Corporation

On October 7, 2004, Microsemi Corporation (“Microsemi”) filed a patent infringement lawsuit against the Company in the United States District Court for the Central District of California claiming that certain of the Company’s CCFL backlight inverter products infringe four of its patents. The Company has filed an answer and counterclaim, denying infringement and seeking a declaration that the Company does not infringe the patents and/or that the patents are invalid. The Company has also filed summary judgment motions seeking to invalidate two of Microsemi’s patents. Trial is scheduled for September 26, 2006.

If the Company does not prevail in this litigation, the Company could be ordered to pay monetary damages, and the Company could be enjoined from selling one or more of the Company’s CCFL backlight inverter products in the U.S., either directly or indirectly. An adverse outcome in this litigation would substantially reduce sales of the Company’s CCFL backlight inverter products and would have a material adverse effect on the Company and its operating results.

Micrel Corporation

In November 2004, Micrel Corporation (“Micrel”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California. Micrel subsequently amended its complaint to assert claims against the company and two of the Company’s executives who are former Micrel employees, Michael Hsing and Jim Moyer, for misappropriation of trade secrets, unfair competition and, against Messrs Hsing and Moyer only, violation of confidentiality agreements. On December 9, 2005, the Court dismissed the two claims for misappropriation of trade secrets. Micrel’s complaint requests an injunction and unspecified damages, attorney’s fees and expenses. A trial date has not yet been set for this case.

Because Micrel’s patents and alleged trade secrets relate to semiconductor manufacturing processes and semiconductor design elements, all of the Company’s products could potentially be implicated. The Company could be required to pay damages, an injunction could be issued against some or all of the Company’s products, and the Company could be required to change its process technology. An adverse outcome in this litigation would have a material adverse effect on the Company and its operating results.

Linear Technology Corporation

In July, 2004, Linear Technology Corporation (“Linear”) initiated an investigation in the U.S. International Trade Commission (ITC). The Company and Linear entered into a settlement agreement effective October 1, 2005. A joint motion to terminate the investigation was granted by Judge Harris. On October 31, 2005, the ITC issued a notice that Judge Harris’s initial determination to terminate the proceeding is final, and the Consent Order agreed to by the parties was entered on November 2, 2005. The Company believes that the terms of the settlement agreement and Consent Order will not have a material effect on the Company’s business and results of operations.

10. New Accounting Pronouncements — In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the implementation/adoption of this new standard will have any material effect on its financial statements, on results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges

13 of 43

occurring in fiscal periods beginning after June 15, 2005. During the period ended September 30, 2005, the Company had no such asset exchanges and therefore, this standard had no effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

In April 2005, the SEC decided to allow companies to adopt the standard at the beginning of the first fiscal year that begins after June 15, 2005. The Company will be required to implement SFAS 123R beginning January 1, 2006. The Company has tentatively selected to adopt SFAS 123R using the modified prospective method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value of those awards at the grant date as calculated for pro forma disclosures under the original SFAS 123.

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is likely that the new standard will result in significant stock-based compensation expense. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal year ending after December 15, 2005. The Company believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

11. Restatement

Subsequent to the issuance of the consolidated financial statements for the quarter ended September 30, 2004, the Company determined that errors were made in the data input and computation of stock based compensation expense.

The Company has restated the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 from amounts previously reported to reduce stock-based compensation expense in the amount of $38,000 and $197,000 for the three months and nine months ended September 30, 2004, respectively.

14 of 43

A summary of the effects of the restatement is shown below:

Condensed Consolidated Statement of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30, 2004		For the Nine Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of Revenue (including stock-based compensation) (1a)	$5,832	$5,861	$13,834	$13,926
Gross Profit	8,905	8,876	18,962	18,870
Research and Development Expense (including stock-based compensation) (1b)	3,529	3,388	9,247	9,401
Selling, General and Administrative Expense (including stock-based compensation) (1c)	3,109	3,183	9,655	9,212
Total Operating Expenses	10,008	9,941	23,747	23,458
Loss from Operations	(1,103)	(1,065)	(4,785)	(4,588)
Loss Before Income Taxes	(1,145)	(1,107)	(4,769)	(4,572)
Net Loss	(1,145)	(1,107)	(4,769)	(4,572)
Net Loss Attributable to Common Stockholders	(1,480)	(1,442)	(5,774)	(5,577)
Basic Net Loss per Common Share	$(0.22)	$(0.21)	$(0.86)	$(0.83)
Diluted Net Loss per Common Share	$(0.22)	$(0.21)	$(0.86)	$(0.83)

(1) Stock-based compensation included in the following:
a Cost of revenues	$206	$235	$634	$726
b Research and development	1,436	1,295	3,826	3,980
c Selling, general and administrative	1,246	1,320	4,607	4,164

15 of 43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning the above-average industry growth of product and market areas that we have targeted, the continued introduction of new products, the development and expansion of our business and operations, the increasing percentage of our revenue that we expect to derive from DC to DC converters and new products, the expectation that a substantial majority of our revenues will come from customers located in Asia, the rate of growth of our business and revenues, the sources of future revenues, trends in average selling prices (ASPs) and gross margins, expectations for future operating results, predictions and provisions for future income taxes, impacts of competitive pressures, estimates of our future liquidity requirements, seasonality in the markets in which we sell our products, the impact of our settlement with Linear on our business and results of operations, the timing of future rulings or other key events in our litigations, and our expectations for future legal expenses. In other cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that we believe to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Factors that May Affect Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis reflects the effects of the restatement discussed in Note 11 to the condensed consolidated financial statements.

Overview

We design, develop, and market proprietary, advanced analog and mixed-signal semiconductors. Our products include liquid crystal display (LCD) backlight inverter Integrated Circuits (ICs), direct current DC to DC converter ICs, and audio amplifier ICs. These products are used to perform functions such as lighting electronic displays, converting or controlling voltages or current within systems, and amplifying sound. Since our incorporation in 1997, we have focused on delivering products for large and high growth market opportunities, and are currently targeting the computing, consumer electronics, networking and wireless markets.

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

We derive a majority of our revenues from sales of our DC to DC converter IC product family to the computing, consumer electronics and wireless markets. In the future, we expect increased revenues from sales of our other products, such as audio ICs and new products that we expect to introduce, including operational amplifiers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, diversify our customer base, and successfully secure manufacturing capacity.

As of the date of filing of this report on Form 10Q, we are experiencing lower than expected shipment volumes for several reasons. Among other things, the ongoing litigation with O2 and the recent adverse jury verdicts in two of those cases have resulted in some loss of business. In addition, certain of our distributors overestimated their own customer demand and/or underestimated their existing inventory and, as a result, ordered more product in the fourth quarter of 2005 than they needed to fulfill their customer requirements. Accordingly, our shipments to these distributors in the first quarter of 2006 are lower than expected. As a result, we expect our operating results for the first quarter of fiscal 2006 to be adversely affected.

16 of 43

The markets in which we sell our products are subject to seasonality. Our revenues are generally higher in the third and fourth quarters of each calendar year relative to the first and second quarters, as customers place orders in the second half of the year to meet year-end holiday demand. Due to this seasonality, our revenues tend to decrease in the first quarter of each calendar year relative to the prior quarter. However, our overall revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. This difficulty is partly attributable to increasing diversity in our product mix and to the differential rates of market share growth in our product families.

Our sales cycle generally takes 6 to 12 months to complete following the introduction of a product. Volume production is usually achieved an additional 3 to 6 months after we receive initial customer orders for a new product. Typically lead times for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenues challenging.

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. The table below shows the percent of total sales to our three largest customers for each specified period.

	Three Months Ended		Nine Months Ended
Customer	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
A	18%	23%	21%	20%
B	22%	33%	21%	27%
C	12%	9%	12%	10%

Collectively, these customers represented 49% and 43% of trade accounts receivable at September 30, 2005 and December 31, 2004, respectively.

Original design manufacturers, electronic manufacturing service providers and other third parties under distribution arrangements are not end customers, but rather serve as a channel to many end users of our products, while other end users of our products purchase from us directly.

We derive a substantial majority of our revenues from direct and indirect sales to foreign customers: 98% for the three months ended September 30, 2005 and 98% for the nine months ended September 30, 2005. A majority of these revenues are from direct sales or sales through distribution arrangements to parties located in Asia because many of the products that use our ICs are manufactured in Asia. As a result, we believe that a substantial majority of our revenues will continue to come from customers located in Asia.

Our gross margin has improved steadily over the past three years, reaching 64% for the three months ended September 30, 2005. On a quarterly basis, our gross margin may fluctuate, and, historically we have experienced lower gross margin in our first two quarters due to seasonality. As a fabless semiconductor company, we rely on third party foundries to manufacture our wafers. We also rely on third-party assemblers to assemble and package our ICs prior to final product testing and shipping. The improvement in our gross margin over the last three years has been primarily due to a growth in unit volumes, which resulted in a lower per unit cost, as well as a reduction in our manufacturing and testing costs and improvements in our production yields. As we continue to diversify our revenue mix, we expect to see a reduction in overall average selling prices as our DC to DC converter ICs, which represent an increasing percentage of revenues, typically sell at lower prices. However, gross margins can fluctuate due to, among other things, changes in overall average selling prices, product mix, market acceptance of new products, and manufacturing efficiencies. As of the date of filing of this report on Form 10Q, our gross margin is being adversely impacted, primarily due to startup expenses for the Chengdu testing facility and reduced efficiencies attributable to lower shipment volumes. As a result, we expect our operating results for the first quarter of fiscal 2006 to be adversely affected.

Critical Accounting Policies and Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been

17 of 43

prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. Our normal payment terms with our distributors are 30 days after the date of the invoice, and the majority of our arrangements with our distributors do not include price protection provisions. Beginning August 1, 2005 we increased our standard warranty period to provide a one year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated sales returns and warranty costs are recorded at the time product revenue is recognized, based on historical experience by product.

Inventory Valuation. We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or lack of demand based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, (“SFAS 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, we recognize federal, state and foreign tax liabilities or assets based on our estimate of taxes payable or refundable in both current and future years. SFAS 109 requires that an analysis be performed to determine the amount that is more likely than not to be realized. If the amount of deferred tax assets exceeds this amount, a valuation allowance is required for the difference. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable U.S. income and ongoing prudent tax planning strategies are considered. As of December 31, 2004 and September 30, 2005 we had a valuation allowance of $1.8 million and $2.2 million, respectively, attributable mainly to management’s determination that realization of deferred tax assets arising from stock-based compensation transactions is not likely.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of

18 of 43

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

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions, two of which also include claims for trade secret misappropriation. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we evaluate the appropriate accounting for the potential contingent liabilities using Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter: the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on results of operations.

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Using the multiple-option award method, we amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 2 to our condensed consolidated financial statements. The fair value of options issued pursuant to our option plans at the grant date was estimated using the Black-Scholes option-pricing model.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity

19 of 43

instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS 123R is effective beginning January 1, 2006. We have tentatively selected to adopt SFAS 123R using the modified prospective method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value of those awards at the grant date as calculated for pro forma disclosures under the original SFAS 123.

We have not yet quantified the effects of the adoption of SFAS 123R, but it is likely that the new standard will result in significant stock-based compensation expense. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

Warranty Reserves. Warranty reserves were established beginning August 1, 2005 due to a change in the standard warranty period in our agreements with our customers. We provide a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenues. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Results of Operations.

The table below sets forth data from our statements of operations as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Revenue	100%	100%	100%	100%
Cost of Revenue (including Stock-Based Compensation)	36%	40%	36%	42%
Gross Profit	64%	60%	64%	58%
Operating Expenses:
Research and Development (including Stock-Based Compensation)	14%	23%	17%	29%
Selling, General and Administrative (including Stock-Based Compensation)	16%	21%	19%	28%
Patent Litigation	15%	23%	21%	15%
Provision for Litigation	(30%)	0%	5%	0%

Total Operating Expenses	15%	67%	62%	72%

Income (Loss) from Operations	49%	(7%)	2%	(14%)
Other Income (Expense):
Interest Income	2%	0%	1%	0%
Other Expense	(0%)	(1%)	(0%)	(0%)

Total Other Income (Expense)	2%	(1%)	1%	0%

Income (Loss) Before Income Taxes	51%	(8%)	3%	(14%)
Income Tax Provision	19%	0%	1%	0%

Net Income (Loss)	32%	(8%)	2%	(14%)
Accretion of Redeemable Convertible Preferred Stock	0%	2%	0%	3%

Net Income (Loss) Attributable to Common Stockholders	32%	(10%)	2%	(17%)

20 of 43

Net Revenues. Net revenues for the three months ended September 30, 2005 were $29.7 million, an increase of $15.0 million, or 102%, over $14.7 million for the three months ended September 30, 2004. The increase in revenues primarily resulted from increased sales of our DC to DC converter product family, which increased $11.5 million, or 165%, in this period due to higher volume shipments of existing and new DC to DC products for incorporation into products in the computing, consumer electronics, networking and wireless markets. In addition, revenues from our LCD backlight inverter product family increased $2.8 million, or 39%, in this period due to higher volume shipments of existing products. Revenues for our audio amplifier product family increased $0.6 million, or 141%, due to an increased demand for our existing products and the introduction of new products. Sales of new DC to DC products accounted for 7% of revenues for the three months ended September 30, 2005. Average selling prices remained relatively constant.

Revenues for the nine months ended September 30, 2005 were $66.6 million, an increase of $33.8 million, or 103%, over $32.8 million for the nine months ended September 30, 2004. The increase in revenues primarily resulted from increased sales of our DC to DC converter product family, which increased $23.0 million, or 145%, in this period for the reasons described above. In addition, revenues from our LCD backlight inverter product family increased $9.2 million or 57%, due to higher volume shipments resulting from increased order rates. Revenues for our audio amplifier product family increased $1.6 million, or 221%, due to an increased demand for our existing products and the introduction of new products. New DC to DC products accounted for 5% of revenues for the nine months ended September 30, 2005. Average selling prices remained relatively constant.

International revenues consist of shipments to countries outside the United States. International revenues for the three months ended September 30, 2005 were $29.1 million or 98% of net revenues, an increase of $14.5 million as compared to international revenues of $14.6 million, or 99% of net revenues for the three months ended September 30, 2004. International revenues for the nine months ended September 30, 2005 were $65.2 million or 98% of net revenues, an increase of $33.9 million as compared to international revenues of $31.3 million or 95% of net revenues for the nine months ended September 30, 2004. These increases in dollar amounts were due to higher volume shipments resulting from increased order rates for existing and new products.

Due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families, we have experienced significant revenue growth in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004, and our revenues for the nine months ended September 30, 2005 were $66.6 million. However, we do not expect revenues to grow at similar rates in future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

21 of 43

The following table illustrates our revenues by product family (amounts in thousands):

	Three Months Ended		Nine Months Ended
Product	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
LCD Backlight Inverters	$10,140	$7,310	$25,321	$16,150
DC to DC Converters	18,501	6,984	38,970	15,926
Audio Amplifiers	1,065	443	2,309	720

Total	$29,706	$14,737	$66,600	$32,796

Gross Profit. Gross profit, as a percentage of revenues, was 64% for the three months ended September 30, 2005, compared to 60% for the three months ended September 30, 2004. The increase in gross profit was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter and LCD backlight inverter product families. For the three months ended September 30, 2005, gross profit was unfavorably impacted by an increase to inventory reserves of $0.5 million or 2% of net revenue and an increase to warranty reserves of $0.4 million or 1% of net revenue. Warranty reserves were established for the first time during the third quarter due to a change in our warranty period from 90 days to one year.

Gross profit, as a percentage of revenues, was 64% for the nine months ended September 30, 2005, compared to 58% for the nine months ended September 30, 2004. The increase in gross profit was primarily due to volume efficiencies attributable to a growth in unit shipments from our DC to DC converter and LCD backlight inverter product families. For the nine months ended September 30, 2005, gross profit was unfavorably impacted by an increase to the inventory reserves of $1.4 million or 2% of net revenue, but the warranty reserve had a negligible impact for the nine month period.

Research and Development. Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, related facilities costs, and expenses associated with computer equipment used in integrated circuit development.

	Three Months Ended		(%) Change	Nine Months Ended		(%) Change
(in thousands)	September 30, 2005	September 30, 2004		September 30, 2005	September 30, 2004
Net Revenues	$29,706	$14,737	102%	$66,600	$32,796	103%
Research and Development (R&D) – excluding stock-based compensation	3,476	2,093	66%	8,935	5,421	65%
R&D – stock-based compensation	569	1,295	(56%)	2,045	3,980	(49%)

Total R&D Expenses	$4,045	$3,388	19%	$10,980	$9,401	17%

R&D as a percentage of Net Revenues	14%	23%		17%	29%

Research and development expenses were $4.0 million, or 14% of revenues, for the three months ended September 30, 2005 and $3.4 million, or 23% of revenues, for the three months ended September 30, 2004. Research and development expenses (excluding stock-based compensation) were $3.5 million, or 12% of revenues, for the three months ended September 30, 2005 and $2.1 million, or 14% of revenues, for the three months ended September 30, 2004. This increase of $1.4 million was primarily due to an increase to the engineering staff which grew from 55 at the end of September 30, 2004 to 75 at the end of September 30, 2005. Stock-based compensation allocated to research and development expenses was $0.6 million, or 2% of revenues, for the three months ended September 30, 2005, compared to $1.3 million, or 9% of revenues, for the three months ended September 30, 2004. The decrease in stock-based compensation of $0.7 million was primarily due to the lower rate of amortization when applying the multiple-award option approach. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter. Moreover, our current year employee options were granted with exercise prices equal to the fair market value which results in no stock-based compensation expense.

22 of 43

Research and development expenses were $11.0 million, or 17% of revenues, for the nine months ended September 30, 2005 and $9.4 million, or 29% of revenues, for the nine months ended September 30, 2004.

Research and development expenses (excluding stock-based compensation) were $8.9 million, or 13% of revenues, for the nine months ended September 30, 2005 and $5.4 million, or 17% of revenues, for the nine months ended September 30, 2004. There was an increase in research and development expense of $3.5 million primarily as a result of hiring additional engineers, which increased salary related expenses by $2.9 million.

Stock-based compensation allocated to research and development expenses was $2.0 million, or 3% of revenues, for the nine months ended September 30, 2005, compared to $4.0 million, or 12% of revenues for the nine months ended September 30, 2004. The decrease in stock-based compensation of $1.9 million was primarily due to the lower rate of amortization when applying the multiple-award option approach. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter.

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

	Three Months Ended		(%) Change	Nine Months Ended		(%) Change
(in thousands)	September 30, 2005	September 30, 2004		September 30, 2005	September 30, 2004
Net Revenues	$29,706	$14,737	102%	$66,600	$32,796	103%
Selling, General and Administrative (SG&A) – excluding stock-based compensation	4,430	1,863	138%	11,229	5,048	122%
SG&A – stock-based compensation	450	1,320	(66%)	1,734	4,164	(58%)

Total SG&A Expenses	$4,880	$3,183	53%	$12,963	$9,212	41%

SG&A as a percentage of Net Revenues	16%	22%		20%	28%

Selling, general and administrative expenses were $4.9 million, or 16% of revenues, for the three months ended September 30, 2005 and $3.2 million, or 22% of revenues, for the three months ended September 30, 2004.

Selling, general and administrative expenses (excluding stock-based compensation) were $4.4 million, or 15% of revenues, for the three months ended September 30, 2005 and $1.9 million, or 13% of revenues, for the three months ended September 30, 2004. The increase of $2.5 million is attributed to a $1.2 million increase in sales and marketing expenses and a $1.3 million increase in general and administrative expenses. The increase in sales and marketing expenses was primarily comprised of $0.6 million attributable to the addition of personnel and sales office expenses in the United States, Taiwan, Korea, China, Japan and Europe, a $0.2 million increase in advertising costs and a $0.2 million increase in sales commissions. General and administrative expenses increased $1.3 million largely due to a $0.6 million increase in professional fees for Sarbanes–Oxley consultants, accountants, and legal and tax advisors, as well as increased salary related expenses of $0.5 million and a $0.2 million increase in

23 of 43

director and officer liability insurance. These fees for legal advisors do not include fees for patent litigation, which are discussed below. Stock-based compensation allocated to selling, general and administrative expenses was $0.5 million, or 2% of revenues, for the three months ended September 30, 2005, compared to $1.3 million, or 9% of revenues, for the three months ended September 30, 2004. The decrease in stock-based compensation of $0.8 million was primarily due to the lower rate of amortization when applying the multiple-award option approach. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter.

Selling, general and administrative expenses were $13.0 million, or 20% of revenues, for the nine months ended September 30, 2005 and $9.2 million, or 28% of revenues, for the nine months ended September 30, 2004.

Selling, general and administrative expenses (excluding stock-based compensation) were $11.2 million, or 17% of revenues, for the nine months ended September 30, 2005 and $5.0 million, or 15% of revenues, for the nine months ended September 30, 2004. The increase of $6.2 million is attributed to an increase in sales and marketing expenses of $2.7 million and a $3.5 million increase in general and administrative expenses. Of the increase in sales and marketing expenses, $1.6 million was due to an increase in personnel in the United States, Taiwan, Korea, China, Japan and Europe to support our revenue growth and additional customers. Of the increase in general and administrative expenses, $1.7 million was due to increased professional fees including fees for Sarbanes–Oxley consultants, accountants, legal and tax advisors, as well as an increase in director and officer liability insurance, and salary related expenses of $1.6 million.

Stock-based compensation allocated to selling, general and administrative expenses was $1.7 million, or 3% of revenues, for the nine months ended September 30, 2005, compared to $4.2 million, or 13% of revenues, for the nine months ended September 30, 2004. The decrease of $2.4 million for the nine months ended September 30, 2005, was primarily due to the multiple-award option approach. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter.

Patent Litigation. Patent litigation expenses were $4.3 million, or 15% of revenues, for the three months ended September 30, 2005 and $14.2 million, or 21% of revenues, for the nine months ended September 30, 2005. (This does not include the provision for litigation, which is discussed in the next paragraph.) Patent litigation expenses were $3.4 million, or 23% of revenues, for the three months ended September 30, 2004 and $4.8 million, or 15% of revenues, for the nine months ended September 30, 2004.

	Three Months Ended		(%) Change	Nine Months Ended		(%) Change
(in thousands)	September 30, 2005	September 30, 2004		September 30, 2005	September 30, 2004
Net Revenues	$29,706	$14,737	102%	$66,600	$32,796	103%
Patent Litigation Expenses	4,312	3,370	28%	14,182	4,845	193%

Patent Litigation Expenses as a percentage of Net Revenues	15%	23%		21%	15%

The increase in patent litigation expenses from year to year was due to the increase in activities associated with multiple lawsuits in the U.S. In addition to the O2 lawsuit that existed in 2003, three more patent infringement suits were brought against us in the last half of 2004 by Linear Technology Corporation, Microsemi and Micrel, and O2 brought an additional action against us, our supplier, and two of our direct or indirect customers in Texas.

Provision for Litigation. We recorded a $12 million provision for litigation in the quarter ended June 30, 2005 based on a jury verdict rendered July 18, 2005, in the trial against O2 in Oakland,

24 of 43

California. On November 10, 2005, the judge in that case issued an opinion and judgment on various equitable issues that were not tried to the jury, as well as on our motion to set aside the jury’s $12 million damages award for trade secret misappropriation. The judge granted our motion to set aside the damages award and instead awarded O2 a royalty of $0.9 million. Based on the jury’s finding of willful misappropriation of trade secrets, the judge also awarded exemplary damages of $1.8 million, bringing the total damages award to $2.7 million. In addition, the judge awarded O2 its costs of suit, later determined to be $144,865, and interest in an amount to be determined. Based on current estimates, we have reversed $8.8 million in the three months ended September 30, 2005 of the previously recorded provision resulting in a provision for litigation expense of $3.2 million for the nine months ended September 30, 2005.

Interest Income. Interest income represents interest earned on our cash and investments. Interest income was $0.4 million for the three months ended September 30, 2005, and $0.04 million for the three months ended September 30, 2004. Interest income was $1.1 million for the nine months ended September 30, 2005, and $0.1 million for the nine months ended September 30, 2004. The increase is primarily due to a $44.6 million increase in our cash and investments from September 30, 2004 of which $34.9 million is from IPO proceeds, net of expenses, received in November 2004. Cash and investments are primarily held in interest bearing accounts.

Income Tax Provision. During the three and nine months ended September 30, 2005, we recorded an income tax provision of approximately $5.6 million and $0.6 million, respectively. During the third quarter of fiscal 2005, we revised our estimated effective income tax rate for 2005 to 42.4% from the 38.3% rate used in the second quarter of fiscal 2005. The change in the rate was primarily the result of a change in the projected mix of international operating results. In addition, we recorded a net increase in our deferred tax asset valuation allowance of $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively. Our effective tax rate for the three and nine months ended September 30, 2004 was zero, as a result of full valuation allowances offsetting the deferred tax assets generated from the net operating losses incurred and tax benefits associated with stock compensation.

Liquidity and Capital Resources.

Cash and cash equivalents increased from $32.0 million as of December 31, 2004 to $44.8 million as of September 30, 2005, an increase of $12.8 million. This increase in cash over the nine months was primarily from operating activities, proceeds from exercises of stock options, proceeds from sales of common stock through our equity incentive plans and a net redemption of investments.

As of September 30, 2005, we had working capital of $59.2 million, including cash and cash equivalents of $44.8 million, investments of $15.5 million and an accrued legal liability provision for litigation of $3.2 million.

For the first nine months of 2005, cash provided by operating activities was $11.7 million, compared to $9.5 million for the first nine months of 2004. The primary impacts to cash provided by operating activities for the first nine months of 2005 were a $5.2 million increase in accrued liabilities (including the $3.2 million provision for litigation), $4.1 million in amortization of stock-based compensation, a $2.6 million increase in accounts payable and a $2.5 million increase in accrued compensation. These items were offset primarily by an increase to accounts receivable of $5.8 million and an increase in net deferred tax assets of $1.3 million. The increase in accounts payable was primarily due to purchases of materials for inventory and legal services. The increase in accrued compensation was primarily due to an increase to our performance bonus plan.

Accounts receivable increased from $4.0 million at December 31, 2004 to $9.8 million at September 30, 2005. This increase in accounts receivable was primarily due to higher sales quarter over quarter for the first nine months of fiscal 2005. The average Days Sale Outstanding (“DSO”) for the nine months ended September 30, 2005 and 2004 were 28 days.

We used $0.2 million of cash for investing activities during the nine months ended September 30, 2005. We had net proceeds from sales of short-term investments of $1.5 million offset by capital expenditures of $1.7 million. We used $6.3 million of cash

25 of 43

for investing activities for the nine months ended September 30, 2004. Capital expenditures were $2.1 million and we had net proceeds from sales of short-term investments of $1.0 million offset by a $5.2 million cash deposit to a court in Taiwan related to our patent litigation with O2.

We use professional investment management firms to manage most of our invested cash. External investment firms managed 73% of our invested balances during the third quarter of 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and policies approved by the Board of Directors.

We generated $1.3 million of cash from financing activities during the nine months ended September 30, 2005, primarily through proceeds of $0.8 million from the exercise of stock options and $0.6 million from issuance of common stock under the Employee Stock Purchase Plan. For the nine months ended September 30, 2004, we generated $0.4 million through proceeds from the exercise of stock options.

In addition, the following litigation-related contingencies might also affect our liquidity and capital resources: cash bonds of approximately $6.1 million posted with the courts in Taiwan and a $3.2 million accrued provision for litigation and potential penalties relating to injunctions, and/or indemnification obligations to be incurred in connection with litigation.

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

Contractual Obligation and Off-Balance Sheet Arrangements.

As of September 30, 2005 the Company had non-cancelable purchase commitments of $13.1 million that are less than one year.

As of September 30, 2005, the Company had no off-balance sheet financing arrangements or activities outside of operating leases and non-cancelable purchase orders.

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

If we are unsuccessful in any of the legal proceedings between us and O2 Micro, Microsemi, Micrel or Taiwan Sumida Electronics, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome or an additional award of damages, attorney’s fees or an injunction could cause our revenues to decline significantly and could severely harm our business and operating results.

We are engaged in various legal proceedings with O2 Micro, Microsemi and Micrel. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets, and unfair competition. O2 Micro has also taken legal action against our wafer manufacturer and various customers and users of our

26 of 43

products in Taiwan and the United States, some of which we are indemnifying. See Note 9 to our Condensed Consolidated Financial Statements and Part 1, Item 3, “Legal Proceedings,” of our Form 10K/A for 2004 for a description of each of these proceedings.

If we or our customers are not ultimately successful in any of these litigations or other litigations that could be brought against us, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement or trade secret misappropriation, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products, either into Taiwan or in the U.S. Moreover, our customers and end-users could decide not to use our products, our wafer manufacturer could decide to reduce or eliminate its manufacturing of some of our products, or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

In addition, we are also engaged in a legal proceeding with Taiwan Sumida Electronics Inc. (TSE), one of our customers. In November 2005, a jury found that TSE infringed one of O2 Micro’s patents. The products that were the subject of the litigation contained some of our products. We had previously entered into an agreement with TSE under which we had agreed to indemnify TSE against claims by O2 Micro. However, in August 2005, we terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against us for breach of contract. If we do not ultimately prevail on our contention that TSE materially breached our agreement, we could be required to pay any damages awarded against TSE in favor of O2 Micro. In addition, we have lost some customer orders as a result of the verdict against TSE, and it is possible that additional business may be lost in the future.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2 Micro, TSE, Microsemi, and Micrel are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected increases in our legal expenses, our stock price could decline.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Microsemi, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. For example, we spent $4.8 million, or 15% of revenue, in the first three quarters of 2004, and $14.2 million, or 21% of revenue, in the first three quarters of 2005 on patent litigation legal fees and expenses not including the $3.2 million provision for the O2 case. In the event any third party were to make a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer.

27 of 43

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

We have incurred losses on an annual basis since our inception. As of September 30, 2005, we had an accumulated deficit of $18.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenues until later periods, if at all. In addition, we expect to continue to incur significant legal expenses associated with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our DC to DC converter LCD backlight inverter product families, we have experienced significant revenue growth in a relatively short period of time. Specifically, our annual revenues increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $66.6 million for the nine months ending September 30, 2005. We do not expect similar degrees of revenue growth gains in future periods. Accordingly, you should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

Due to our limited operating history and the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenues and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenues until 2000. As a result, we have only a short history from which to predict future revenues and budget our expenses. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors beyond our control, reduce our ability to accurately forecast quarterly or annual revenues or our expected expenses. We provide components for end products and systems, and therefore demand for our products is influenced by demand for the ultimate end product built by our customers and their end customers. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that use our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors are subject to higher risk and may be more volatile because they service demand from other companies which is difficult to forecast accurately. If our distributors do not manage their inventory correctly, or misjudge their own customers’ demand, our shipments to and orders from our distributors may vary unpredictably on a quarter to quarter basis.

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

Our revenues, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter to quarter and year to year in the future due to a number of factors, many of which are beyond our control. For example, our revenues for the first quarter of each year tend to be significantly less than the revenues for the last quarter of the previous year. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and the related expenses in our litigation matters with O2, Microsemi, Micrel, TSE and any future litigation;

•	we may continue to lose business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	our rapid growth rate;

•	the availability of adequate manufacturing capacity from our outside suppliers;

28 of 43

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates, or tax rates.

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

The semiconductor industry has historically been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. Although the semiconductor industry has recently experienced strong demand, the industry may experience severe or prolonged downturns in the future, which could result in pricing pressure on our products as well as lower demand for our products. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially adversely affect our operating results, financial condition, and cash flows.

If demand for our products declines in the major end markets that we serve, our revenues will decrease.

We believe that applications of our products in the computer, consumer electronics, networking and wireless markets will continue to account for a majority of our revenues. If demand for our products declines in the major end markets that we serve, our revenues will decrease.

For example, as technology develops over time, there is increased ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products. Should our customers begin seeking integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

As another example, approximately one third of our business is based on products that are used in systems that contain cold cathode fluorescent lighting. CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe, for example. Should environmental issues impair the widespread use of CCFL-based products, and should we be unable to ramp up replacement products based on LED lighting fast enough to compensate for loss of CCFL-related business, our business and results of operations could be adversely affected.

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

29 of 43

customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenues and adversely affect our operations and financial condition.

Moreover, we believe a high percentage of our products are eventually sold to a number of original equipment manufacturers, or OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or original design manufacturers to use our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that they will continue to choose to incorporate our ICs into their products. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to OEMs, or that the OEMs will be successful in selling products which incorporate our ICs.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position

As a fabless semiconductor company, we purchase our inventory from third party manufacturers in advance of selling our product. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the time frame that we need it, we could have insufficient inventory to meet demand, which could have an adverse impact on our business and financial position. In the event that we order product that we are unable to sell due to a decrease in orders, unexpected order cancellations or product returns, we would have excess inventory which, if we were unable ultimately to sell it, we would be required to scrap.

We are a small public company that has recently experienced a rapid rate of growth. If we fail to make continued improvements to our internal systems and staffing, particularly in the accounting and finance functions, and to manage the related expenses, our business may suffer.

As a small public company that has undergone a rapid rate of growth, we have experienced a significant strain on our management, operational and financial resources and systems that has, among other things, adversely affected our internal control over financial reporting. For example, the accounting errors that resulted in the recent restatement of previously filed financial statements were due, in part, to insufficient resources in our finance department. We engaged outside consultants to assist us with these restatements because we did not have adequate internal resources to complete this task on our own. If we fail to adequately staff our accounting and finance function with permanent personnel and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. Because of the limited number of personnel in our finance department, the operation of our business depends upon our ability to retain these employees while we continue to improve controls and add additional personnel. These employees hold a significant amount of institutional knowledge about the company, and, if they were to terminate their employment, we may not be able to maintain adequate internal controls.

We have a complex international tax structure which could lead to unfavorable adjustments by the Internal Revenue Service or other tax authorities.

We have a complex international tax structure similar to many other international fabless semiconductor companies. When determining our Income Tax Provision, we assume our international tax structure is appropriate. However, we take positions on certain tax issues where there is uncertainty in the application of tax law. Should our international tax structure be challenged by the Internal Revenue Service or other tax authorities and we are unsuccessful in defending our tax structure or if there is unfavorable resolution of the uncertainty in the tax law, our provision for income taxes may be determined to be excessive or inadequate, which would have a material impact on our financial condition and results or operations.

30 of 43

We face risks in connection with the material weaknesses in our internal control over financial reporting and any related remedial measures that we undertake.

As a result of various accounting errors, we recently restated our annual report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the fiscal first quarter and second quarter of 2005. In conjunction with these restatements, we identified the underlying control issues described below that we believe should be considered material weaknesses under standards established by the Public Company Accounting Oversight Board.

The material weaknesses that we identified are as follows:

•	We did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, we did not maintain effective controls over the following:

•	the completeness and accuracy of the accounting for option cancellations; and

•	the accuracy of initiating and recording equity compensation.

•	We did not maintain effective controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities.

We took measures to remediate these material weaknesses in the third and fourth fiscal quarters of 2005. However, we had not completed the retesting of these remediation efforts and had not completed the final assessment regarding the effectiveness of our internal controls over financial reporting as of December 31, 2005. In addition, we may identify additional material weaknesses.

In accordance with Section 404 of the Sarbanes-Oxley Act, we are required to include in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, a management report regarding the effectiveness of our internal control over financial reporting, which must identify any material weaknesses in our internal control over financial reporting. In preparation for issuing this management report, we have been in the process of evaluating and testing, and as necessary, taking remedial action on any issues relating to our internal control over financial reporting. However, as a result of the material weaknesses described above, our management is unable to report that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We cannot be certain that that we have identified all material weaknesses at this time, or that the measures we have taken and are planning to take to remediate the material weaknesses that we have identified to date will sufficiently and satisfactorily remediate the identified material weaknesses in full. In addition, the Company has identified a number of significant deficiencies that management does not believe constitute material weaknesses. The Company is in the process of addressing these significant deficiencies. If we are unable to assert that our internal control over financial reporting is effective in any future period, or we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price and potentially subject us to litigation.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent upon the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. Also, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in

31 of 43

attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands or our business, including design cycles, our business could be harmed.

We currently depend on one third-party supplier to provide us with wafers for our products. If our wafer supplier fails to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenues and gross margins may decline.

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on their continued cooperation and our management relationships. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. O2 has sued ASMC in two cases for patent infringement based on its manufacture of our products, and it is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional, thereby reducing yields. The failure of ASMC to supply us wafers at acceptable yields could prevent us from fulfilling our customers’ orders for our products and would likely cause a decline in our revenues.

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

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. Under our agreement with ASMC, we have an option to order wafers based on a committed forecast that can cover a period of one to six months. If our customers cancel orders after we have submitted to ASMC a committed forecast for the corresponding wafers, we may be required to purchase wafers that we may not be able to resell, which would adversely affect our operating results, financial condition, and cash flows.

We might not be able to deliver our products on a timely basis if our relationships with our assembly and test subcontractors are disrupted or terminated.

All of our products are assembled by third-party subcontractors and a significant percentage of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

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

32 of 43

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

We derive a substantial majority of our revenues from direct or indirect sales to foreign customers, from sales either directly to or through distribution arrangements to parties located in Asia, a majority of which represent revenues from parties with whom we have distribution arrangements for resale to users of our products in Taiwan. As a result, we are subject to increased risks due to this concentration of business and operations. For the three quarters ending September 30, 2005, 98% of our revenues were from foreign customers. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	transportation delays;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally;

•	currency exchange rate fluctuations impacting intra-company transactions; and

•	less effective protection of intellectual property and contractual arrangements.

Devaluation of the U.S. Dollar relative to other foreign currencies, including the Chinese Yuan, may adversely affect results of operations.

Our manufacturing and packaging suppliers are and will be substantially located in China. The recent decision of the Chinese Government to let its currency float against a “basket of international currencies” may devalue the U.S. Dollar against the Chinese Yuan. Should the value of the Chinese Yuan continue to rise against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, because we collect payments from all customers in U.S. dollars, fluctuations in the value of foreign currencies could have an adverse impact on our customers’ business, which could negatively impact our business and results of operations.

33 of 43

We and our manufacturing partners are or will be subject to extensive Chinese government regulation, and may receive the benefit of various incentives from Chinese governments that include conditions or may be reduced or eliminated, any of which could increase our costs or limit our ability to sell products and conduct activities in China.

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

We may incur additional delays and expenses in connection with the establishment of our testing facility in China, which could increase product costs and restrict our capacity to meet demand for our products.

We have constructed a new testing facility in China and have begun limited operations. When the facility is fully operational, we expect to better manage our expenses and reduce the risks that are specific to utilizing third party testing facilities. In addition, we believe we need the capacity provided by this facility in order to meet anticipated demand for our products in the second half of 2006. However, the establishment of a testing facility in China involves its own risks and uncertainties. In addition to the risks discussed elsewhere in this section, we face the following risks, among others:

•	that we will be unable to establish appropriate and acceptable manufacturing controls;

•	that we will not achieve ISO certification for the facility, timely or at all;

•	that we will be unable to establish sufficient controls and processes for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	that our overhead and other costs of operation will be higher than anticipated.

If we are unable to attain fully operational status with appropriate controls, processes, and certifications in a timely manner, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, we may not have sufficient capacity to meet demand for our products in the second half of 2006. If significant delays occur, our business and results of operations would be adversely affected.

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

As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. Some of our new product lines require us to re-equip our labs to test parameters we have not tested in the past. If we are unable to adapt rapidly to these new and additional conditions, we may not be able to successfully penetrate new markets.

34 of 43

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. We have from time to time in the past experienced product quality, performance or reliability problems. We have recently extended our standard warranty period from 90 days to one year. As a result, we now have an increased risk of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or

35 of 43

cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

We plan to expand our operations, domestically and internationally, and may do so through internal growth, strategic relationships, or acquisitions, including but not limited to the ongoing establishment of a testing facility in China. We expect that any such expansion will strain our systems and operational and financial controls, some of which are already in need of improvement as evidenced by the material weaknesses that are described in Item 4 of this quarterly report. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls as well as hire experienced administrative and financial personnel. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our competitors to include Intersil Corporation, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, Fairchild Semiconductor, Analog Devices and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

36 of 43

could have material adverse effects on our business, financial condition, operating results, and cash flows.

We may engage in future acquisitions that dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities, and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As a part of our business strategy, we may review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other growth opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, issue equity securities which would dilute current stockholders’ percentage ownership, and/or incur substantial debt or contingent liabilities. Such actions by us could impact our operating results and/or the price of our common stock.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2, Microsemi, and/or Micrel litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

37 of 43

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

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006. During the first nine months of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

38 of 43

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the filing of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that due to the material weaknesses described below, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in assessing the effectiveness of internal controls over financial reporting:

1.	As of September 30, 2005, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the following:

i)	the completeness and accuracy of the accounting for option cancellations and

ii)	the accuracy of the recording of equity compensation.

These control deficiencies led to a misstatement of stock-based compensation expense that resulted in a material misstatement to the financial statements that was not prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2.	As of September 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency led to a misstatement of the deferred tax asset and related tax provision that resulted in a material misstatement to the financial statements that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the period covered by this quarterly report on Form 10-Q, and in connection with the remediation of the material weaknesses described above, the Company made the following changes in its internal controls over financial reporting that will materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	In August 2005, the Company hired an experienced stock administrator to review and validate equity-based compensation data and to administer the software tools used to generate the accounting data utilized to record and report equity-based compensation;

•	In September 2005, the Company hired a Chief Financial Officer with over 20 years of financial and operations management experience in the semiconductor and electronic design automation industries to oversee all areas of finance and accounting, including equity-based compensation disclosures and income taxes.

Please see “Factors that May Affect Future Operating Results — we face risks in connection with the material weaknesses in our internal control over financial reporting and any related remedial measures that we undertake”.

39 of 43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the Company’s legal proceedings, please see the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on March 9, 2006 and updates in the Company’s quarterly reports on Forms 10-Q & 10-Q/A for the fiscal quarter ended June 30, 2005 filed with the SEC on August 12, 2005 and March 10, 2006 respectively. Only material developments since August 12, 2005 are included in this filing.

O2 Micro, Inc. (“O2”)

In the case pending in the Northern District of California in which O2 alleges that certain of the Company’s CCFL products infringe O2’s ‘615 patent and that the Company misappropriated some of O2’s alleged trade secrets, and in which the Company alleges that O2 infringes two of the Company’s patents, on October 3, 2005, the judge in the case issued a partial judgment that our products do not infringe O2’s ‘615 patent, confirming the previous summary judgment entered in our favor in February 2004. O2 has appealed this judgment. On November 10, 2005, the judge granted the Company’s motion to set aside the jury’s $12 million damages award, and instead awarded O2 a royalty of $900,000. Based on the jury’s finding of willful misappropriation of trade secrets, the judge also awarded exemplary damages of $1.8 million, bringing the total damages award to $2.7 million plus interest and costs of suit. The judge denied O2’s requests for an injunction and for attorneys fees, and also found that the Company had not engaged in inequitable conduct in the prosecution of its patents. On November 30, 2005, the judge issued an amended judgment clarifying the previous judgment. The Company and O2 have filed post-judgment motions. O2 is seeking an amendment to the judgment to invalidate our patents on the ground of obviousness, as well as pre-judgment interest in the amount of $326,000 on the royalty and $652,000 on the exemplary damages awarded by the Court. The Company has asked the judge to overturn the jury’s verdict invalidating certain claims of the Company’s patents as well as the jury’s finding of misappropriation of one of the trade secrets. In addition, the Company has requested a new trial based on certain material errors in the trial. The Company has obtained and filed a bond to stay execution of the judgment pending resolution of these issues and any appeals. The Company is considering additional legal options, including appeal, depending in part on the outcome of the various pending motions.

In the case pending in the United States District Court for the Eastern District of Texas in which O2 alleges that the Company, ASMC, and certain of its customers infringe various of O2’s patents, O2 filed a Second Amended Complaint on November 18, 2005, adding a claim for unfair competition against the Company and its CEO, Michael Hsing. One of the other defendants, Compal Electronics has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. On December 19, 2005, the Company filed a counterclaim against Delta Electronics and a third party complaint against O2 for wrongful trade secret misappropriation and unfair competition. The trial in the case is scheduled for August 2006.

Linear Technology Corporation (“Linear”)

In the investigation initiated by Linear in the U.S. International Trade Commission (ITC), the Company and Linear entered into a settlement agreement effective October 1, 2005. A joint motion to terminate the investigation was granted by Judge Harris. On October 31, 2005, the ITC issued a notice that Judge Harris’s initial determination to terminate the proceeding is final, and the Consent Order agreed to by the parties was entered on November 2, 2005. The Company believes that the terms of the settlement agreement and Consent Order will not have a material impact on the Company’s business or results of operations.

40 of 43

Taiwan Sumida Electronics Corporation (TSE)

On November 17, 2005, the jury in O2’s Texas action against TSE rendered a verdict that TSE willfully contributed to and induced infringement of certain claims of O2’s ‘722 patent and that those claims of the patent are valid. A partial judgment has been entered against TSE for $2 million for inducing and contributing to infringement of those claims. A partial judgment has also been entered in favor of TSE that it does not directly infringe those claims and that it does not infringe O2’s ‘615 patent. TSE is one of our customers, and the inverter boards that were the subject of the litigation contained some of our CCFL products. TSE has filed post-trial motions asking the judge to set aside the judgments, and additional post-trial motions are pending. TSE and O2 have agreed if the judge awards damages for willful infringement the amount will be an additional $2 million, and that any award of attorneys’ fees would not exceed $3 million. While we were not a party to the litigation, we expect that, O2 will argue that any judgment of patent infringement against TSE should be binding on us. We will oppose any such argument. We had previously entered into an agreement with TSE under which we had agreed to indemnify TSE against claims by O2; however, in August, 2005, we terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against the Company for breach of contract.

Micrel, Inc.

On December 10, 2005, the judge dismissed Micrel’s claims for trade secret misappropriation. The judge denied the Motion to Dismiss Micrel’s claims for breach of confidentiality agreements and unfair competition, which remain in the case.

Microsemi Inc.

The trial in this case has been rescheduled for September 26, 2006. The Company has filed summary judgment motions seeking to invalidate two of the four patents Microsemi has asserted in the case.

ITEM 6.	EXHIBITS

(a) See Exhibit Index.

41 of 43

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: March 10, 2006

/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

42 of 43

EXHIBIT INDEX

10.1†	Settlement and License Agreement made with Linear Technology Corporation on October 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions of this exhibit.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

43 of 43