Form 10-K
period 2005-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2006-03-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933    ☐  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).     ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the Registrant’s stock outstanding as of June 30, 2005 was 28,189,992. The closing price of the Registrant’s common stock on the Nasdaq National Market as of June 30, 2005 was $8.88. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2005 was $116,879,785.*

There were 29,297,785 shares of the Registrant’s common stock issued and outstanding as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2005.

*	Excludes 15,027,854 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements of the Company’s expectations:

•	regarding the percentage of the Company’s total revenue from the computing market;

•	regarding the introduction of new products;

•	regarding the results of operations for the first half of 2006;

•	regarding its facility in China for testing the Company’s ICs;

•	regarding anticipated demand for its products;

•	regarding anticipated needs for additional facilities for its operations;

•	regarding our ability to remediate our material weaknesses; and

•	regarding the impact of our litigation with O2 Micro, Micrel and TSE.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this annual report on Form 10-K and, in particular, in the section entitled “Item 1A. Risk Factors”.

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this annual report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q and any current reports on Form 8-K.

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

We compete on our ability to offer deep system-level and applications knowledge, strong analog and mixed-signal design expertise, and low cost and high performance products through our proprietary process technology for the design and manufacture of our ICs.

Industry Overview

We operate in the cyclical semiconductor industry. Although the semiconductor industry experienced increased demand in 2005, the industry may experience downturns in the future. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

Semiconductors comprise the basic building blocks of electronic systems and equipment. Within the semiconductor industry, components can be classified either as discrete devices, such as individual transistors, or as ICs, in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs can be further divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions on data that is represented by a series of ones and zeroes. Analog ICs, in contrast, handle real world signals such as temperature, pressure, light, sound, or speed. In addition, analog ICs also perform power management functions, such as regulating or converting voltages, for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real world phenomena to digital systems.

Analog and Mixed-Signal Markets.    We focus on the market for ‘high performance’ analog and mixed-signal ICs. ‘High performance’ products generally are differentiated by functionality and performance factors which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish analog and mixed-signal IC markets from digital IC markets and in particular the high performance portion of the analog and mixed signal IC market. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements, and diversity of end markets.

Products and Applications

We currently have three primary product families that address multiple applications within the computing, consumer, and communications markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Liquid Crystal Display (LCD) Backlight Inverters.    LCD backlight inverter ICs are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and, more recently, LCD televisions. These ICs function by converting low voltage direct current (DC) or battery voltage to high voltage alternating current (AC). We believe our LCD backlight inverter ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now industry standard for these products. We also believe that our LCD backlight inverter ICs are the semiconductor industry’s only backlight inverter ICs with four fully-integrated power devices. This integration reduces the overall size, total solution part count, and cost for our customers. Our LCD product family encompasses all of the products that we formerly referred to as our CCFL product family, as well as other non-CCFL solutions for LCD backlight inverters.

Direct Current (DC) to DC Converters.    DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices,

wireless LAN access points, home appliances, automobiles, and medical equipment. We believe that our DC to DC converters are differentiated particularly with respect to their high degree of integration and rapid switching speeds. These features are important to our customers as they result in fewer components, smaller form factors, more accurate regulation of voltages, and, ultimately, lower system costs through the elimination of discrete power devices.

We also include Light Emitting Diode (LED) driver ICs in our DC to DC product family. LED driver ICs are used in lighting displays in small, portable devices, such as color cellular handsets, personal digital assistants, global positioning systems, and electronic gaming systems, as well as in emerging applications such as traffic lights and automobile signal lights. We were one of the first companies to offer LED driver ICs with a protection feature that limits damage to a system in the event of a poor power connection. We believe that our LED driver ICs are differentiated in the market with respect to their small size, power efficiency, and cost-effectiveness.

Audio Amplifiers.    Audio amplifier ICs are used to amplify sound produced by audio processors. We currently offer Class D audio amplifiers, which are well-suited for applications that require both small size and high power efficiency, such as plasma televisions, LCD televisions, and DVD players. With today’s systems becoming smaller and utilizing larger amounts of power, solution sizes and the management of heat dissipation are becoming increasingly important to overall system design. The high degree of power efficiency and small form factor provided by our Class D audio amplifiers allows system vendors to significantly reduce heat dissipation, eliminating the costly and sizable fans and heat sinks traditionally required by audio amplifier ICs. These features enable our customers to achieve their design and cost objectives without sacrificing sound quality.

We currently target our products at the computing, consumer electronics, and wireless markets. Of these three markets, the computing market represents the largest portion of our revenue. As we continue to expand our product portfolio and addressable markets, and as other end markets in which we participate continue to grow, we expect that our revenue from the computing market may decline as a percentage of our total revenue over time.

The following chart is a brief summary of our product family solutions for various applications. For each of these applications, we either are currently shipping product or have design wins, which are decisions by OEMs or ODMs to use our ICs:

Application	LCD Backlight Inverters	DC to DC Converters	Audio Amplifiers
Computing
Computers and PDA devices	X	X
LCD Monitors	X	X	X
Disk Drives/ Storage Networks		X
Consumer Electronics
LCD TV Displays	X	X	X
Plasma TV Displays	X		X
Set Top Boxes		X
DVD Players	X	X	X
GPS and Infotainment systems	X
Wireless
Cellular Handsets		X	X
Wireless Access Points		X

We derive a majority of our revenue from sales of our LCD backlight inverter product family to the computing and consumer electronics markets and from sales of our DC to DC converter IC product family to the computing, consumer electronics and wireless markets. In the future, we expect to introduce additional new products within our existing product families and other products that include voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, expand our customer base, and successfully secure manufacturing capacity.

Customers, Sales, and Marketing

We sell our products through third party distributors and directly to OEMs, ODMs, and electronic manufacturing service providers. Our third party distributors are subject to distribution agreements with MPS which allow the distributor to sell our products to end customers. Distributors may distribute our products to end customers which include OEMs, ODMs or electronic manufacturing service providers. ODMs typically design and manufacture electronic products on behalf of OEMs, and electronic manufacturing service providers typically provide manufacturing services for OEMs and other electronic product suppliers. For the year ended December 31, 2005, sales to our largest customers, each comprising greater than 10% of our revenue, accounted for 54% of our total revenue. Each of our three largest customers is a distributor. The following is a summary of the percentage of total revenue for the years ended December 31, 2005, 2004 and 2003 from these customers:

	Year Ended December 31,
	2005	2004	2003
A	23%	28%	0%
B	20%	21%	0%
C	11%	9%	16%

Our current distribution agreements with several of our major distributors provide that each distributor shall have the non-exclusive right to sell and use its best efforts to promote and develop a market for, our products in several countries in Asia. These agreements may be terminated by either us or the distributor on up to three months’ notice. These agreements provide that payment for purchases from us will occur within 30 days from the date of invoice. In addition, we allow for limited stock rotation in certain agreements.

We have sales offices located in the United States, Taiwan, China, Korea and Japan and have marketing representatives in Europe. For the year ended December 31, 2005, 95% of our sales were to customers located in Asia. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application. We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 95% of our revenue in 2005 was attributable to direct or indirect sales to customers who manufacture their products in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

Beginning August 1, 2005 we increased our standard product warranty period from 90 days to one year. We provide a warranty against defects in materials and workmanship on all our products and will either repair the goods, provide replacements at no charge to the customer, or under certain circumstances, refund amounts to the customer for defective products. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized. Historical warranty expense as a percentage of revenue has been negligible.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our backlog at

December 31, 2005 was $17.1 million. We believe that backlog is not necessarily a good indicator of future sales. Order lead times may vary, and, as is common within our industry, customers are allowed to reschedule or cancel orders on relatively short notice. Our quarterly revenue is also influenced by orders booked and shipped within that quarter which are not reflected by backlog at the end of any preceding quarter. Our manufacturing lead times are generally 6 to 14 weeks and we often must build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If we have excess inventory, we may need to either sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

The markets in which we sell our products are subject to seasonality. Our revenue generally tends to increase in the third and fourth quarters of each calendar year, when customers place orders to meet year-end holiday production and demand, and our revenue tends to decrease in the first quarter of each calendar year. However, our rapid revenue growth and the use of distributors for the majority of our sales makes it difficult for us to separate seasonal changes in customer order patterns from absolute changes in customer demand . This difficulty is partly attributable to the increasing breadth of our product mix and to the differing rates of growth among our various products.

Information regarding financial data by segment is set forth in Part II Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements of Note 15, “Segment Information.”

Research and Development

We have assembled a qualified team of engineers with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. Examples of our intellectual property and know-how include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and development of proprietary semiconductor process technologies.

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

Research and development expenses were approximately $14.8 million, $12.9 million, and $6.6 million in fiscal years 2005, 2004, and 2003, respectively, which includes stock-based compensation of $2.6 million, $5.2 million and $1.1 million, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies for manufacturing our products. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of March 1, 2006, we have 18 issued United States and foreign patents and 112 United States and foreign applications on file. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2 Micro International Limited, Linear Technology Corporation, Microsemi Corporation and Micrel Corporation. For a more complete description of our legal matters, please read Item 3. Legal Proceedings and Note 12 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and a supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our integrated circuits. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, which utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technology and collaborate with our foundry partners to install our technology on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields for our integrated circuits.

We currently contract with Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”) to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped either to third party subcontractors or to our facility in Los Gatos, California for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in Malaysia, China, and Thailand. The assembled ICs are then sent for final testing at our Los Gatos facility or at independent Asian subcontractors, prior to shipping to our customers.

We have signed an agreement with a Chinese local authority to establish a facility in China, initially for the testing of our ICs. Pursuant to the agreement, we have agreed to contribute capital (in the form of cash, in-kind assets, and/or intellectual property) of at least $5 million to a wholly owned Chinese subsidiary as the registered capital of the subsidiary. Pursuant to the agreement, the local authorities have agreed to pay for, design, and build our plant and related infrastructure based on our specifications. We have the option to buy the plant five years after completion for the actual cost of construction less rent paid, which is anticipated to be approximately $0.9 million. The building was substantially completed and we began setting up and testing equipment in the fourth quarter of 2005. We began training personnel in the first quarter of 2006 and plan to have the facility qualified for production by the second half of 2006. While we may experience additional costs during start-up of this facility, we expect to realize several improvements in our business model. When the facility is fully utilized, we expect to experience a reduction in costs, due to lower labor and facility costs and significantly shorter manufacturing cycle times. In the intermediate to long term, we intend to expand our product testing capabilities in our China facility and to position ourselves to take advantage of the rich pool of local engineering talent to expand our manufacturing support operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2005, we employed 240 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2 Micro International, Semtech, STMicroelectronics, Fairchild Semiconductor, Analog Devices, and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most competitive products. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 983 University Avenue, Building A, Los Gatos, CA 95032. Our telephone number is (408) 357-6600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only. Our Code of Ethics and Business Conduct and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of December 31, 2005, are as follows:

Name	Age	Position
Michael R. Hsing	45	President, Chief Executive Officer, and Director
Rick Neely	51	CFO, Principal Financial and Accounting Officer
Jim Moyer	62	Chief Design Engineer and Director
Deming Xiao	43	Vice President of Operations
Saria Tseng	35	Vice President and General Counsel

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

Rick Neely has served as our Chief Financial Officer since September 6, 2005. From November 2002 to September 2005, he served as Chief Financial Officer of NuCORE Technology. Prior to that,

he was the principal of his own consulting practice from May 2001 to November 2002. He also served as Chief Financial Officer of Alventive Inc. from May 2000 to May 2001. Prior to that he served as Chief Financial Officer and Interim Chief Executive Officer of Beyond.com, Vice President of Finance and Operations at Synopsys, and Vice President and Corporate Controller of Heartport. Mr. Neely spent 16 years, from 1980 to 1996, with Advanced Micro Devices (AMD) in a variety of senior financial management positions worldwide. Mr. Neely holds an MBA degree from the University of Chicago and an undergraduate degree in Economics from Whitman College.

Jim Moyer has served on our board of directors since October 1998 and has served as our Chief Design Engineer since September 1997. Before joining our company, from June 1990 to September 1997, Mr. Moyer held a senior technical position at Micrel, Incorporated. Prior to that, Mr. Moyer held senior design engineering positions at Hytek Microsystems Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. Mr. Moyer holds a B.A.E.E. from Rice University.

Deming Xiao has served as our Vice President of Operations since October 2003. Mr. Xiao joined us in May 2001 and served as Foundry Manager until he was appointed Director of Operations in January 2002. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors, a company that manufactures and sells silicon based products for the medical, scientific, professional, industrial, and military imaging applications. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Saria Tseng has served as our Vice President and General Counsel since November 2004. Ms. Tseng joined the Company from MaXXan Systems, Inc., a privately held provider of intelligent storage networking solutions, where she was also vice president and general counsel from January 2001 to November 2004. Prior to her corporate experience, Ms.Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP from July 1999 to January 2001. Previously, she practiced law at Wang & Wang and Jones Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from Boalt Hall, University of California at Berkeley and Chinese Culture University in Taipei.

ITEM 1A.    RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this annual report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

If we are unsuccessful in any of the legal proceedings between us and O2 Micro, Micrel or Taiwan Sumida Electronics, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome or an additional award of damages, attorney’s fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in various legal proceedings with O2 Micro and Micrel. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets, and unfair competition. O2 Micro has also taken legal action against our wafer manufacturer and various customers and users of our products in Taiwan and the United States, some of which we are indemnifying. See Part 1, Item 3, “Legal Proceedings,” for a description of each of these proceedings.

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

Until our legal proceedings with O2 Micro, TSE, and Micrel are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected increases in our legal expenses, our stock price could decline.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. For example, we spent $19.9 million, or 20.0% of revenue, for the year ended December 31, 2005, and $7.8 million, or 16.5% of revenue, for the year ended December 31, 2004 on patent litigation legal fees and expenses, not including the $3.5 million provision for the O2 case, or 3.6% of revenue, for the year ended December 31, 2005. In the event any third party were to make a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

The fiscal year ended December 31, 2005 was our first profitable full year of operations. Prior to this year we had incurred losses on an annual basis since our inception. As of December 31, 2005, we had an accumulated deficit of $15.1 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses associated with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families, we have experienced significant revenue growth in a relatively short period of time. Specifically, our annual revenue increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $99.1 million in 2005. We do not expect similar degrees of revenue growth gains in future periods. Ongoing litigation with O2 and the recent adverse jury verdicts in two cases have resulted in some lost revenue and orders. In addition, certain of our distributors overestimated their own end customer demand and/or underestimated their own inventory. As a result, they ordered more of our products in the fourth quarter of 2005 than they needed to fulfill their end customers’ requirements. Accordingly, our shipments to these distributors in the first quarter of 2006 have been lower than expected. Our current backlog coverage is at a lower rate than it has been at this point in recent quarters, but is consistent with the rate in the same quarters of 2003 and 2004. You should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

Due to our limited operating history and the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenue until 2000. As a result, we have only a short history from which to predict future revenue and budget our expenses. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors beyond our control, reduce our ability to accurately forecast quarterly or annual revenue or our expected expenses. We provide components for end products and systems, and therefore demand for our products is influenced by demand for the ultimate end product built by our customers and their end customers. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that use our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors are subject to higher risk and may be more volatile because they service demand from other companies which is difficult to forecast accurately. If our distributors do not manage their inventory correctly, or misjudge their own customers’ demand, our shipments to and orders from our distributors may vary unpredictably on a quarter to quarter basis. For example, in the fourth quarter of 2005, certain of our distributors overestimated their own end customer demand and/or underestimated their existing inventory and, as a result, ordered more of our products than they needed to fulfill their customer requirements. Accordingly, our shipments to these distributors in the first quarter of 2006 are lower than our normal seasonality would predict, and we expect our operating results for the first quarter of fiscal 2006 to be adversely affected.

We expect our operating results to fluctuate from quarter to quarter and year to year, which may make it difficult to predict our future performance and could cause our stock price to decline.

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter to quarter and year to year in the future due to a number of factors, many of which are beyond our control. For example, our revenue for the first quarter of each year tends to be significantly less than the revenue for the last quarter of the previous year. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and the related expenses in our litigation matters with O2, Micrel, TSE and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	our rapid growth rate;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates, or tax rates.

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

The semiconductor industry has historically been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. Although the semiconductor industry experienced increased demand in 2005, the industry may experience severe or prolonged downturns in the future, which could result in pricing pressure on our products as well as lower demand for our products. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially adversely affect our operating results, financial condition, and cash flows.

If demand for our products declines in the major end markets that we serve, our revenue will decrease.

We believe that applications of our products in the computer, consumer electronics, networking and wireless markets will continue to account for a majority of our revenue. If demand for our products declines in the major end markets that we serve, our revenue will decrease.

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

We receive a significant portion of our revenue from a small number of customers, and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenue and adversely affect our operations and financial condition.

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

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

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

As a small public company that has undergone a rapid rate of growth, we have experienced a significant strain on our management, operational and financial resources and systems that has, among other things, adversely affected our internal control over financial reporting. The accounting errors that resulted in the recent restatement of previously filed financial statements were due, in part, to insufficient resources in our finance department. We engaged outside consultants to assist us with these restatements because we did not have adequate internal resources to complete this task on our own. If we fail to adequately staff our accounting and finance function with permanent personnel and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. Because of the limited number of personnel in our finance department, the operation of our business depends upon our ability to retain these employees while we continue to improve controls and add additional personnel. These employees hold a significant amount of institutional knowledge about the company, and, if they were to terminate their employment, our internal control over financial reporting could be adversely affected.

We have a complex international tax structure which could lead to unfavorable adjustments by the Internal Revenue Service or other tax authorities.

We have a complex international tax structure. Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements. Such an adjustment could have a material impact on our financial condition and results of operations.

We face risks in connection with the material weaknesses in our internal control over financial reporting and any related remedial measures that we undertake.

In accordance with Section 404 of the Sarbanes-Oxley Act, we included in this annual report on Form 10-K a management report regarding the effectiveness of our internal control over financial reporting as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. This report must include disclosure of any material weaknesses in our internal control over financial reporting. In preparation for issuing this management report, we documented, evaluated and tested our internal control over financial reporting.

As a result of various accounting errors, we recently restated our annual report on Form 10-K for the year ended December 31, 2004 and quarterly reports on Form 10-Q for the first and second quarters of 2005. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we have identified certain material weaknesses, as follows:

•	A material weakness in the design and operating effectiveness of controls over the accuracy and disclosure of stock-based compensation expense in conformity with GAAP. Specifically, we did not maintain effective controls over the following:

i) the completeness and accuracy of the accounting for option cancellations, and

ii) the accuracy of the recording of stock-based compensation.

These control deficiencies led to a misstatement of stock-based compensation expense that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the design and operating effectiveness of controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency led to a misstatement of the deferred tax asset and related tax provision that resulted in a material misstatement to the financial statements in the prior periods which was not prevented or detected.

•	A material weakness in the operating effectiveness of controls over the financial close, budgeting and reporting process. Specifically, we did not maintain effective controls over the following:

i) completing a reconciliation for all key accounts each month, and

ii) a detailed review of the actual results versus the budgeted results for each period.

•	A material weakness in the operating effectiveness of controls over allocation of expenses to the appropriate accounting period.

•	A material weakness in the control environment due to an insufficient number of qualified resources with required proficiency to apply our accounting policies.

We cannot be certain that the measures we have already taken and are planning to take to remediate the material weaknesses will sufficiently and satisfactorily address these identified material weaknesses in full. Furthermore, we cannot be certain that we will not discover additional material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective in any future period, or we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price and potentially subject us to litigation.

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

We currently depend on one third-party supplier to provide us with wafers for our products. If our wafer supplier fails to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline.

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on their continued cooperation and our management relationships. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. O2 has sued ASMC in two cases for patent infringement based on its manufacture of our products, and it is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional, thereby reducing yields. The failure of ASMC to supply us wafers at acceptable yields could prevent us from fulfilling our customers’ orders for our products and would likely cause a decline in our revenue.

Although we provide ASMC with rolling forecasts of our production requirements, its ability to provide wafers to us is limited by the available capacity of the facilities in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause ASMC to reduce capacity available to us. ASMC may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. If ASMC extends lead times, limits supplies, or increases prices due to capacity constraints or other factors, our revenue and gross margin may decline.

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

We derive a substantial majority of our revenue from direct or indirect sales to foreign customers and have significant foreign operations, which may expose us to political, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenue from direct or indirect sales to foreign customers, from sales either directly to or through distribution arrangements to parties located in Asia, a majority of which represent revenue from parties with whom we have distribution arrangements for resale to users of our products in Taiwan. As a result, we are subject to increased risks due to this concentration of business and operations. In 2005, 98% of our revenue was from foreign customers. There are risks inherent in doing business internationally, including:

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

Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could have a material adverse effect on our competitive position within these markets. Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors.

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

To the extent that we fail to introduce new products or penetrate new markets, our revenue and financial condition could be materially adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our products.

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

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. The lengthy sales cycles of our products also make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or product changes occur, we could lose anticipated sales and not have sufficient time to reduce our inventory and operating expenses.

Our products must meet exacting specifications, and undetected defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability risk.

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. We have from time to time in the past experienced product quality, performance or reliability problems. We have recently extended our standard warranty period from 90 days to one year. As a result, we now have an increased risk of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

We plan to expand our operations, domestically and internationally, and may do so through internal growth, strategic relationships, or acquisitions, including but not limited to the ongoing establishment of a testing facility in China. We expect that any such expansion will strain our systems and operational and financial controls, some of which are already in need of improvement as evidenced by the material weaknesses that are described in Item 9A of this annual report on Form 10-K. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls, as well as hire experienced administrative and financial personnel. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to; Intersil Corporation, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, Fairchild Semiconductor, Analog Devices and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

Our corporate headquarters, the production facilities of our third-party wafer supplier, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Southeast Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2, and Micrel litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 33% of our outstanding common stock. Additionally, Jim Jones, one of our directors, is associated with

BAVP, LP, which owns approximately 7% of our outstanding common stock and Herbert Chang, one of our directors, is associated with InveStar, which owns approximately 14% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary operating locations are currently in Los Gatos, California and Chengdu, Sichuan China. The company currently occupies approximately 36,000 square feet in two buildings in Los Gatos which serve as a corporate headquarters, sales and research and development center. Certain test manufacturing also takes place in Los Gatos. Our Chengdu site of approximately 56,000 square feet will serve as a test manufacturing hub for the Company. In December 2005 we began to prepare the new facility in Chengdu to be fully operational in the second half of 2006. We also lease offices in France, Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations. However, based on our growth plans, we anticipate that we will require additional facilities for our operations. We are actively searching for new facilities within the San Jose, California area and believe that we can find suitable replacement and/or additional space in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

O2 Micro, Inc.

Overview

Since November 2000, we have been engaged in multiple legal proceedings against O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to here as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of our LCD backlight inverter family, and all of our CCFL products could be affected by O2’s claims against us. In 2005, revenue from our CCFL backlight inverter product family were $38.1 million or 38.4% of total revenue, of which products used in Asia represented a substantial portion of our 2005 CCFL revenue. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of our products and our wafer manufacturer. All of these legal proceedings pose various degrees of risk to our business.

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

U.S. Litigation

In consolidated cases pending in the United States District Court for the Northern District of California, O2 claimed that we misappropriated certain trade secrets, interfered with its economic advantage, and infringed its ‘615 patent, and we claimed that O2 infringed our ‘814 and ‘881 patents. In February and May, 2004, the judge ruled that we did not infringe O2’s ‘615 patent and dismissed O2’s claims for interference with economic advantage. In the trial of that case, the jury returned a verdict on July 18, 2005, finding that we had willfully misappropriated certain O2 trade secrets and awarding O2 damages in the amount of $12 million. The jury also found that O2 did not infringe our ‘814 and ‘881 patents and that the patent claims we had asserted against O2 are invalid. On October 3, 2005, the judge in the case issued a partial judgment that our products do not infringe O2’s ‘615 patent, confirming the previous summary judgment entered in our favor in February 2004. O2 has appealed this judgment. On November 10, 2005, the judge granted our motion to set aside the jury’s $12 million damages award, and instead awarded O2 a royalty of $900,000. Based on the jury’s finding of willful misappropriation of trade secrets, the judge also awarded exemplary damages of $1.8 million, bringing the total damages award to $2.7 million plus interest and costs of suit. The judge denied O2’s requests for an injunction and for attorneys’ fees, and also found that we had not engaged in inequitable conduct in the prosecution of our patents. On November 30, 2005, the judge issued an amended judgment clarifying the previous judgment. On December 30, 2005, the court awarded O2 its costs in the amount of $0.1 million. On March 9, 2006, the judge in the case ruled on the remaining post-trial motions and entered a second amended judgment. She denied all of the motions made by us and O2, except that she awarded O2 pre-judgment interest in the amount of $0.3 million on the royalty previously awarded, and granted a procedural motion we had made to preserve certain rights pending resolution of issues on appeal. We have obtained and filed a bond to stay execution of the judgment previously entered, and are seeking a bond on the costs and pre-judgment interest awards pending any appeals. We are considering additional legal options, including appeal. We will continue to incur substantial legal expense in connection with any appeals in this case. If O2 were to be successful on any appeals from the judgments in our favor, the jury’s $12 million verdict could be reinstated and/or O2’s claims could be remanded for further proceedings potentially including trial of issues that were decided in our favor on summary judgment. Rulings against us on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling our products in the U.S. Any such injunction or damages award would have a material adverse effect on our business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction.

In January 2003, O2 filed a lawsuit against Sumida Corp. and our customer Taiwan Sumida Electronics Inc. (TSE) in the U.S. District Court for the Eastern District of Texas alleging that TSE’s use of some of our CCFL products in its inverter board products infringes the ‘615 and ‘722 patents.

Sumida Corp. was subsequently dismissed from the case. On November 3, 2005, the judge ruled that TSE’s accused products do not infringe the ‘615 patent, based on the judgment entered in favor of us in Oakland. On November 17, 2005, the jury in the case rendered a verdict that TSE willfully contributed to and induced infringement of certain claims of O2’s ‘722 patent and that those claims of the patent are valid. A partial judgment has been entered against TSE for $2 million for inducing and contributing to infringement of those claims. A partial judgment has also been entered in favor of TSE that it does not directly infringe those claims and that it does not infringe O2’s ‘615 patent. TSE is one of our customers, and the inverter boards that were the subject of the litigation contained some of our CCFL products. TSE has filed post-trial motions asking the judge to set aside the judgments, and additional post-trial motions are pending. TSE and O2 have agreed if the judge awards damages for willful infringement the amount will be an additional $2 million, and that any award of attorneys’ fees would not exceed $3 million. While we were not a party to the litigation, we expect that, O2 will argue that any judgment of patent infringement against TSE should be binding on us. We will oppose any such argument. We had previously entered into an agreement with TSE under which we had agreed to indemnify TSE against claims by O2; however, in August, 2005, we terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against the Company for breach of contract.

In May 2004, we filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that we do not infringe O2’s ‘722 patent. That case has been assigned to the same judge presiding over the litigation over the ‘615, ‘814, and ‘881 patents described above. In October 2004, O2 filed a counterclaim for alleged infringement of the ‘722 patent, and added our foundry, Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), as a counterclaim defendant. We are defending and indemnifying ASMC. No trial date is set.

On October 12, 2004 O2 filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe the ‘129 patent, O2 has sued several of the Company’s direct and indirect customers and ASMC in the case, and asserted claims against them for infringement of the ‘129 patent, the ‘722 patent, and the ‘615 patent. The Company is defending and indemnifying some of these defendants. One of the other defendants, Compal Electronics has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. On November 18, 2005, O2 filed a second amended complaint adding a claim for unfair competition against the Company and Michael Hsing, the Company’s CEO. On December 19, 2005, the Company filed a counterclaim against Delta Electronics and a third party complaint against O2 for wrongful trade secret misappropriation and unfair competition. The trial in the case is scheduled for August 2006.

If we do not prevail in any of the pending U.S. litigations with O2 or do not prevail on our post-trial motions and/or appeal from the judgments entered in the Northern District of California, or if we are held to be bound by any adverse judgment entered against TSE, we and/or some of our customers could be enjoined from selling some or all of our CCFL products in the United States and/or we could be required to pay damages to O2 on our own behalf and/or on behalf of some of our customers and/or ASMC. Any such injunction or additional damages award would have a material adverse effect on our business and results of operations.

Taiwan Litigation

Summary.    In addition to the U.S. litigation described above, O2 has brought legal proceedings against us in Taiwan based upon its ‘318 patent. In April 2004, O2 filed a lawsuit against us in Taipei District Court that our products infringe O2’s 318 patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In

January 2003, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting us from manufacturing, designing, displaying, importing or selling our MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at our request.

We believe that we have at all times conducted our business in compliance with the injunction. Nevertheless, O2 has attempted repeatedly various actions to persuade the court that we have violated it. The court has not yet issued a ruling on O2’s motion. We intend to continue pursuing the available legal avenues to remove the preliminary injunction and/or to have O2’s ‘318 patent declared invalid.

Our Counter-Injunctions against O2.    We have obtained two counter-injunctions from the Taipei District Court against O2, the first of which prohibits O2 from interfering with our or other parties’ use of our MP 1011A and MP1015 products. The second injunction prohibits O2 from interfering with the manufacture, sale, use or importation, by either us or a third party, of a number of our other products which are specifically enumerated in the injunction, although the MP1010B is not specifically addressed in this counter-injunction. We posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court in connection with the two defensive preliminary injunctions. These bonds are currently recorded as restricted assets on our balance sheet. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect our results of operations and financial position for that quarter.

O2’s Other Actions against Us.    In August 2003, November 2003, and March 2004, the court granted three provisional seizures against us in the Shihlin District Court and Taipei District Court, which would entitle O2 to seize up to approximately $1.9 million of our assets in Taiwan, including but not limited to MP 1011A and MP 1015 parts. The execution of the first provisional seizure was exempted because we posted a bond in the amount of approximately $90,000. The second and third provisional seizure orders have not yet been executed to the satisfaction of O2’s demand, and accordingly O2 may continue to request that the court seize our property under these orders. If O2 were to receive final judgment in its favor on the merits, O2 would be able to file an application to sell the seized assets by auction to cover any damages that the court determines O2 to have suffered.

Trial on the Merits in Taiwan.    We could lose at trial on the question of whether some of our products infringe O2’s ‘318 patent. We do not believe that the ‘318 patent is a valid patent or that any of our products infringe the ‘318 patent, but a court may come to a different conclusion. If the court were to conclude that any of our products infringe the ‘318 patent, we could be liable to O2 for damages based on past sales, and could further be permanently enjoined from selling those products for use in Taiwan. Although many system and module manufacturers who use our products have shifted, and are continuing to shift, their manufacturing from Taiwan to China, a significant portion of our expected future revenue over the next several years is expected to come from users of our CCFL backlight inverter product family in Taiwan. A final judgment awarded by a court prohibiting direct or indirect sales of our MP 1011A or MP 1015 products into Taiwan would have a material adverse effect on our business and results of operations for at least several quarters while we work to transition customers to alternative, non-infringing products.

O2’s Lawsuits against Our Customers and Other Third Parties.

In addition to lawsuits between O2 and us, O2 has also initiated numerous legal proceedings in Taiwan against other companies which have been purchasers and/or users of our products. Under certain circumstances, we have agreed to indemnify certain customers against patent infringement.

Continued expenditure of our funds in defending customers and manufacturer against O2’s lawsuits could materially and adversely affect our financial condition and operating results.

Linear Technology Corporation

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, captioned: In the Matter of Certain Voltage Regulator Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleged that two of our products, the MP1556 (a product within our DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringed its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear alleged that we violated section 337 because we imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requested that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there had been a violation of section 337. On October 1, 2005, we entered into a settlement agreement with Linear. A joint motion to terminate the investigation was subsequently granted by Judge Harris. On October 31, 2005, the ITC issued a notice that Judge Harris’s initial determination to terminate the proceeding is final, and on November 2, 2005, the Consent Order agreed to by the parties was entered. The Company believes that the terms of the settlement agreement and Consent Order will not have a material effect on the Company’s business and results of operations.

Microsemi Corporation

On October 7, 2004, Microsemi Corporation (Microsemi) filed a patent infringement lawsuit in the United States District Court for the Central District of California. The lawsuit asserted four patents allegedly infringed by us and sought an injunction to prevent us from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. We filed an answer and counterclaim, denying infringement and seeking a declaration that we do not infringe the patents and/or that the patents are invalid. Trial was scheduled for September 26, 2006.

Effective March 24, 2006, we entered into a settlement agreement with Microsemi, pursuant to which all claims in the action are to be dismissed with prejudice and Microsemi agreed not to sue us in the future on the four asserted patents. We agreed to make a one-time payment to Microsemi of $1.5 million, which has been recorded in the fourth quarter of 2005 as a provision for litigation awards and settlements. The settlement agreement is attached to this Form 10K as Exhibit 10.18.

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

On November 29, 2004, Micrel filed an amended complaint adding causes of action for alleged statutory and common law misappropriation of trade secrets, alleged breach of confidentiality agreements by Messrs. Hsing and Moyer (both former employees of Micrel), and alleged violation of California’s Unfair Competition Law. The amended complaint also adds Messrs. Hsing and Moyer as defendants. Micrel’s amended complaint adds requests for damages attributable to the alleged misappropriation of Micrel’s trade secrets and alleged violation of the confidentiality agreements; for preliminary and permanent injunctive relief to prevent our future use of Micrel’s alleged trade secrets; and for attorneys’ fees and costs. We filed motions to dismiss these claims on statute of limitations and preemption grounds. On December 9, 2005, the Court dismissed the two claims for misappropriation of trade secrets on statute of limitation grounds.

The court has not set a trial date, and discovery is in the early stages. A Markman hearing is scheduled for May 10, 2006. Because the litigation has not fully developed, it is difficult to predict how it will proceed or what the ultimate outcome will be. If we do not prevail in the litigation, we could be ordered to pay to Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages, and we could be enjoined from selling one or more of our products into the U.S., either directly or indirectly. Because many of our products are sold indirectly by our customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. Any of these results would have a material and adverse effect on our results of operations and any injunction that prohibits us from selling significant products for any length of time would have an immediate and drastic negative effect on our business and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “MPWRE”. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on The Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2005
Fourth Quarter ended December 31, 2005	$17.24	$8.74
Third Quarter ended September 30, 2005	$10.41	$6.90
Second Quarter ended June 30, 2005	$9.56	$5.86
First Quarter ended March 31, 2005	$9.23	$6.23

2004
Fourth Quarter ended December 31, 2004 (The Company had its initial public offering on November 18, 2004)	$11.14	$9.30

As of March 1, 2006, we had approximately 119 stockholders of record and the closing price of common stock was $16.79 per share as reported by The Nasdaq National Market. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2005, we estimate the total number of stockholders represented by these record holders to be at least 400.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenue	$99,131	$47,595	$24,204	$12,206	$8,130
Cost of revenue, including stock-based compensation*	36,003	19,594	10,966	6,831	5,975

Gross profit	63,128	28,001	13,238	5,375	2,155
Operating expenses:
Research and development, including stock-based compensation*	14,826	12,854	6,597	4,466	2,618
Selling, general and administrative, including stock-based compensation*	18,434	12,549	5,758	2,600	1,980
Patent litigation expenses	18,367	7,833	4,332	1,603	958
Provision for litigation awards and settlements	5,037	—	—	—	—

Total operating expenses	56,664	33,236	16,687	8,669	5,556

Income (loss) from operations	6,464	(5,235)	(3,449)	(3,294)	(3,401)
Other income (expense):
Interest and other income	1,703	171	170	178	111
Other (expense)	(111)	(93)	—	(121)	(283)

Total other income (expense), net	1,592	78	170	57	(172)

Income (loss) before income taxes	8,056	(5,157)	(3,279)	(3,237)	(3,573)
Income tax provision (benefit)	2,949	(1,438)	—	—	—

Net income (loss)	5,107	(3,719)	(3,279)	(3,237)	(3,573)
Accretion of redeemable convertible preferred stock	—	1,183	1,340	447	—

Net income (loss) attributable to common shareholders	$5,107	$(4,902)	$(4,619)	$(3,684)	$(3,573)

Basic income (loss) per common share	$0.18	$(0.54)	$(0.75)	$(0.63)	$(0.63)

Diluted income (loss) per common share	$0.17	$(0.54)	$(0.75)	$(0.63)	$(0.63)

Weighted-average common shares outstanding	27,998	9,132	6,143	5,863	5,682

Dilutive effect of stock options, restricted stock and warrants	2,873	—	—	—	—

Diluted weighted-average common shares outstanding	30,871	9,132	6,143	5,863	5,682
* Stock-based compensation has been included in the following line items:
Cost of revenue	$366	$913	$217	$6	$6
Research and development	2,611	5,165	1,104	7	8
Selling, general and administrative	2,408	5,483	1,844	160	172

Consolidated Balance Sheet Data:

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Cash and cash equivalents	$25,091	$32,019	$11,635	$17,223	$5,264
Short-term investments	38,814	17,000	1,507	—	—
Restricted cash	2,938	—	—	—	—
Working capital	65,450	52,638	16,743	17,568	4,621
Restricted assets	6,433	6,641	787	—	—
Total assets	100,775	72,384	22,603	21,614	8,078
Redeemable convertible preferred stock	—	—	18,413	17,074	—
Convertible preferred stock	—	—	11,163	11,163	11,163
Total stockholders’ equity	78,168	63,939	1,231	1,979	5,441

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits, or ICs. We currently offer products that serve multiple markets including notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants among others. Throughout 2005 we continued to expand our global presence working with third parties in Asia to manufacture and assemble our integrated circuits, testing facilities in the United States, and sales offices in Korea, Japan, Taiwan, China and marketing representatives in Europe. We believe we differentiate ourselves by offering integrated circuits solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications, and, accordingly, more cost-effective than many competing solutions. As we continue to grow our business, we plan to introduce additional new products within our existing product families and other products that include voltage references and low dropout regulators. A further description of our products may be found in Part I, Item I of this report under the heading “Business.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipments (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. We recognize revenue upon our shipment to those third party distributors under these distribution arrangements. Although some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases, we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days from invoice date, and our arrangements with our largest distributors do not include price protection provisions. Although some of our arrangements with certain distributors include price protection provisions permitting them a credit for unsold inventory if we reduce our list prices, we have not experienced any significant claims pursuant to these provisions. In addition, the terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

Prior to August 1, 2005, we provided a standard 90-day warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts to the customer for defective products. Effective August 1, 2005, we extended the warranty period to one year for all our products. Estimated warranty costs are based on historical experience by product and are recorded at the time product revenue is recognized.

Inventory Valuation.    We value our inventory at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We write down inventory for obsolescence or lack of demand on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounting for Income Taxes.    Statement of Financial Accounting Standards No. 109, (“SFAS No. 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States (U.S.), or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

As of December 31, 2005 and 2004, we had a valuation allowance of $2.1 million and $1.8 million, respectively, attributable to management’s determination that a portion of the deferred tax assets associated with certain stock based compensation transactions will not be realized. As of December 31, 2003, we had a valuation allowance of approximately $4.8 million, attributable principally to certain net operating loss and tax credit carryforwards. Should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Contingencies.    We are engaged in legal proceedings resulting from several patent infringement actions, two of which also include claims for trade secret misappropriation. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing) prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on results of operations.

Accounting for Stock-Based Compensation.    Our stock-based employee compensation plans are described more fully in Note 8 to the consolidated financial statements. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Using the multiple-option attribution method, we amortize deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

We have recorded deferred stock-based compensation representing the difference between the deemed fair market value of our common stock at the grant date and the option exercise price. Prior to our initial public offering, we determined the fair market value of our common stock based upon several factors, including trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair market value of our common stock, materially different amounts of stock-based compensation could have been reported.

Pro forma information regarding net loss attributable to common stockholders and net loss per share attributable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 1 to our consolidated financial statements. The fair value of options issued, pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model.

Warranty Reserves.    Warranty reserves were established beginning August 1, 2005 due to a change in the standard warranty period in our agreements with our customers. We provide a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Recent Accounting Pronouncements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). In April 2005, the SEC delayed the effective date of SFAS 123R. SFAS 123R is effective for us as of the interim reporting period beginning January 1, 2006. Our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We are currently finalizing the stock-based compensation expense that will be recognized under SFAS 123R, however, we believe that the adoption of SFAS 123R will have a material impact on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of 2006 and does not expect that the adoption of this standard will have a material impact on its consolidated results of operations and financial condition.

Results of Operations

The table below shows the Statement of Operations amounts and shows each as a percentage of revenue.

	Year ended December 31,
	2005		2004		2003
	(in thousands, except percentage data)
Revenue	$99,131	100.0%	$47,595	100.0%	$24,204	100.0%
Cost of revenue	36,003	36.3	19,594	41.2	10,966	45.3

Gross profit	63,128	63.7	28,001	58.8	13,238	54.7
Operating expenses:
Research and development	14,826	15.0	12,854	27.0	6,597	27.3
Selling, general and administrative	18,434	18.6	12,549	26.4	5,758	23.8
Patent litigation expenses	18,367	18.5	7,833	16.5	4,332	17.9
Provision for litigation awards and settlements	5,037	5.1	—	—	—	—

Total operating expenses	56,664	57.2	33,236	69.9	16,687	69.0

Income (loss) from operations	6,464	6.5	(5,235)	(11.1)	(3,449)	(14.3)
Interest and other income	1,703	1.7	171	0.3	170	0.7
Interest and other expense	(111)	(0.1)	(93)	(0.2)	—	—

Total other income, net	1,592	1.6	78	0.1	170	0.7

Income (loss) before income taxes	8,056	8.1	(5,157)	(11.0)	(3,279)	(13.6)
Income taxes	2,949	3.0	(1,438)	(3.0)	—	—

Net income (loss)	$5,107	5.1%	$(3,719)	(8.0)%	$(3,279)	(13.6)%

Revenue.    Revenue for the year ended December 31, 2005 was $99.1 million, an increase of $51.5 million, or 108.3%, over $47.6 million for the year ended December 31, 2004. The increase in revenue primarily resulted from increased sales volume of our DC to DC converter products, which increased $33.4 million, or 137.0%. The increase in DC to DC products is mainly due to higher sales volumes from existing products used in consumer electronic applications, including TVs and portable DVDs, and revenue from new products which began shipping in 2005. Revenue from LCD backlight inverter products increased $16.2 million or 74.0%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Revenue for our audio amplifier product family increased $1.9 million, or 147.8%, primarily due to increased demand for existing products used in consumer electronic applications, such as TVs, and revenue from new products which began shipping in 2005.

Revenue for the year ended December 31, 2004 was $47.6 million, an increase of $23.4 million, or 96.6%, over $24.2 million for the previous year. This was due to higher unit shipments in 2004 for several new products introduced in 2002 and 2003. Revenue from our DC to DC converter product family increased $17.4 million, or 248.6%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computer and consumer electronic communications markets. Revenue from our LCD backlight inverter product family increased $5.0 million, or 29.7%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenue for our audio amplifier product family increased $1.0 million, or 316.3%, due to an increased demand for our existing products.

International revenue consisted of shipments to countries outside the United States. International revenue for the year ended December 31, 2005 was $97.1 million or 98.0% of net revenue, an increase of $51.1 million as compared to international revenue of $46.0 million, or 96.7% of net revenue for the year ended December 31, 2004. For the year ended December 31, 2003, international revenue was $16.5 million or 68.3% of net revenue. The increase in net revenue was due to higher volume shipments resulting from increased order rates for existing and new products. Our revenue from both direct sales and sales to third parties into Asia were 94.9%, 98.9% and 98.6% of net revenue for the years ended 2005, 2004 and 2003, respectively.

Due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families, we have experienced significant revenue growth in a relatively short period of time. Specifically, our annual revenue was $99.1 million in 2005, $47.6 million in 2004, and $24.2 million in 2003. However, in the first quarter of 2006, we began experiencing lower than expected shipment volumes beyond our typical first quarter seasonality for several reasons. Among other things, the ongoing litigation with O2 and the recent adverse jury verdicts in two cases have resulted in some lost revenue and orders . In addition, certain of our distributors overestimated their own end customer demand and/or underestimated their own inventory, as a result, ordered more of our products in the fourth quarter of 2005 than they needed to fulfill their end customers’ requirements. Accordingly, our shipments to these distributors in the first quarter of 2006 have been lower than expected. As a result, we expect our operating results for the first quarter of fiscal 2006 to be adversely affected. In addition, we are currently experiencing a lower order rate, or backlog, than expected. You should not rely on results of any prior quarterly or annual periods as an indication of our future operating performance.

For the year ended December 31, 2005, our LED drivers products have been combined into our DC to DC Converter product family. The revenue in prior periods, shown in the following table, has been reclassified to show the comparable product classification.

The following table shows our revenue by product family (amounts in thousands):

	Year ended December 31,						Percentage change
	2005		2004		2003		2005 to 2004	2004 to 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
	(in thousands)
LCD Backlight Inverters	$38,119	38.4%	$21,910	46.0%	$16,898	69.8%	74.0%	29.7%
DC to DC Converters	57,762	58.3%	24,373	51.2%	6,991	28.9%	137.0%	248.6%
Audio Amplifiers	3,250	3.3%	1,312	2.8%	315	1.3%	147.7%	316.5%

	$99,131	100.0%	$47,595	100.0%	$24,204	100.0%	108.3%	96.6%

Gross Profit.    Gross profit, as a percentage of revenue, or gross margin, was 63.7% for the year ended December 31, 2005, compared to 58.8% for the year ended December 31, 2004. The increase in gross profit percentage was primarily due to volume efficiencies attributable to growth in unit shipments in all our product families. In addition, stock-based compensation decreased from $0.9 million or 1.9% of revenue in 2004 to $0.4 million or 0.4% of revenue, in 2005. Inventory reserves increased $1.7 million in 2005 as compared to 2004 primarily related to provisions made for obsolescence and excess inventories. Inventory reserves represented 1.7% of revenue in 2005. Provisions for warranty expense increased $0.4 million and were 0.4% of revenue in 2005 due to a change during the third quarter of 2005 in our product warranty period from 90 days to one year. During the fourth quarter of 2005 our gross profit was adversely impacted by $0.3 million of startup expenses for our Chengdu testing facility. We expect our gross margin in the first half of fiscal 2006 to be adversely impacted by startup expenses for the Chengdu testing facility and reduced efficiencies attributable to lower shipment volumes.

Gross margin was 58.8% for the year ended December 31, 2004, compared to 54.7% for year ended December 31, 2003. The increase in gross margin was primarily due to volume efficiencies attributable to growth in unit shipments from our DC to DC converter and LCD backlight inverter product families. Stock-based compensation expense was $0.9 million, or 1.9% of revenue, for the year ended December 31, 2004, compared to $0.2 million, or 0.9% of revenue, for the year ended December 31, 2003.

Research and Development.    Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Year ended December 31,			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
	(in thousands)
Revenue	$99,131	$47,595	$24,204	108.3%	96.6%
Research and development (“R&D”), excluding stock-based compensation	12,215	7,689	5,493	58.9%	40.0%
R&D stock-based compensation	2,611	5,165	1,104	(49.4%)	367.8%

Total R&D	$14,826	$12,854	$6,597	15.3%	94.8%

R&D as a percentage of net revenue	15.0%	27.0%	27.3%	(12.0%)	(0.3%)

Research and development expenses were $14.8 million, or 15.0% of revenue, for the year ended December 31, 2005 and $12.9 million, or 27.0% of revenue for the year ended December 31, 2004. Research and development expenses, excluding stock-based compensation were $12.2 million, or 12.3% of revenue, for the year ended December 31, 2005 and $7.7 million, or 16.2% of revenue for the year ended December 31, 2004. The increase of $4.5 million was primarily due to an increase in personnel and wage related expenses. Stock-based compensation allocated to research and development expenses was $2.6 million, or 2.6% of revenue, for the year ended December 31, 2005, compared to $5.2 million, or 10.9% of revenue for the year ended December 31, 2004. The decrease in stock-based compensation of $2.6 million was primarily due to the lower rate of amortization when applying the multiple-award option approach. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter. Moreover, stock options granted to employees during the current year were granted with exercise prices equal to the fair market value, which resulted in no stock-based compensation expense.

Research and development expenses were $12.9 million, or 27.0% of revenue, for the year ended December 31, 2004 as compared to $6.6 million, or 27.3% of revenue for the year ended December 31, 2003. Research and development expenses, excluding stock-based compensation, were $7.7 million, or 16.2% of revenue for the year ended December 31, 2004 and $5.5 million, or 22.7% of revenue for the year ended December 31, 2003. The increase of $2.2 million was due to an increase in personnel and expenses associated with new product development activities. Stock-based compensation allocated to research and development expenses were $5.2 million, or 10.9% of revenue for the year ended December 31, 2004 and $1.1 million, or 4.6% of revenue for the year ended December 31, 2003. Stock-based compensation allocated to research and development expenses increased in the year ended December 31, 2004 due to option and restricted stock grants made to employees with exercise prices less than fair market value in 2004.

We believe that investments in research and development, including the recruiting and hiring of design engineers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of new products related to these end markets. We expect our research and development expenses to continue to increase for this reason as well as for the adoption of SFAS 123R in 2006.

Selling, General and Administrative.    Selling, general and administrative expenses include salary and benefit expenses, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Year ended December 31,			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
	(in thousands)
Revenue	$99,131	$47,595	$24,204	108.3%	96.6%
Selling, general and administrative (“SG&A”), excluding stock-based compensation	16,026	7,066	3,914	126.8%	80.5%
SG&A stock-based compensation	2,408	5,483	1,844	(56.1%)	197.3%

Total SG&A	$18,434	$12,549	$5,758	46.9%	117.9%

SG&A as a percentage of net revenue	18.6%	26.4%	23.8%	(7.8%)	2.6%

Selling, general and administrative expenses were $18.4 million, or 18.6% of revenue, for the year ended December 31, 2005 and $12.5 million, or 26.4% of revenue, for the year ended December 31, 2004. Selling, general and administrative expenses, excluding stock-based compensation were $16.0 million, or 16.2% of revenue, for the year ended December 31, 2005 and $7.1 million, or 14.8% of revenue, for the year ended December 31, 2004.

Selling, general and administrative expenses, excluding stock-based compensation, increased $9.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily due to increases in personnel and wage related expenses of $3.7 million and increases in professional services and insurance of $3.3 million mainly related to additional expenses for accounting, legal, consulting services related to Section 404 of the Sarbanes-Oxley Act, and insurance. Expenses related to increased selling activity, including advertising and sales commissions grew commensurate with the business.

Stock-based compensation allocated to selling, general and administrative expenses was $2.4 million, or 2.4% of revenue, for the year ended December 31, 2005, compared to $5.5 million, or 11.5% of revenue, for the year ended December 31, 2004. The decrease in stock-based compensation of $3.1 million for the year ended December 31, 2005 was primarily due to the lower rate of amortization in this period from the use of the multiple-award option approach for the computation of our stock-based compensation expense. Under this approach, the stock-based compensation expense is substantially higher in the year the option is granted and decreases each year thereafter. In addition, the termination of the employment of a highly-compensated employee in 2004 also contributed to the decrease due to the reversal in 2005 of previously expensed stock compensation associated with cancelled unvested options. Stock options granted to employees during the current year were granted with exercise prices equal to the fair market value, which resulted in no stock-based compensation expense.

We expect that selling, general and administrative expenses will increase in the future as a result of the Company’s adoption of SFAS 123R and also may increase as a result of the Company’s ongoing efforts to comply with the Sarbanes-Oxley Act.

Selling, general and administrative expenses were $12.5 million, or 26.4% of revenue, for the year ended December 31, 2004 as compared to $5.8 million, or 23.8% of revenue, for the year ended December 31, 2003. Selling, general and administrative expenses, excluding stock-based compensation, were $7.1 million, or 14.8% of revenue, for the year ended December 31, 2004 and $3.9 million, or 16.2% of revenue, for the year ended December 31, 2003. Selling, general and administrative expenses, excluding stock-based compensation expense, increased $3.2 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase was due to an increase in sales and marketing personnel in the United States, Taiwan and China to support our increase in customers and revenue growth. In addition, general and administrative expenses increased due to increases in professional fees, including legal, audit, tax and directors’ and officers’ liability insurance. Stock-based compensation allocated to selling, general and administrative expenses was $5.5 million, or 11.5% of revenue, for the year ended December 31, 2004 and $1.8 million, or 7.6% of revenue for the year ended December 31, 2003. Stock-based compensation allocated to selling, general and administrative increased due to options granted in 2004 with exercise prices less than fair market value and restricted stock grants made in 2004.

Patent Litigation.

	Year ended December 31,			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
	(in thousands)
Revenue	$99,131	$47,595	$24,204	108.3%	96.6%
Litigation expenses	18,367	7,833	4,332	198.8%	80.8%
Provision for litigation awards and settlements	5,037	—	—	100%	—
Litigation expenses as a percentage of net revenue	23.6%	16.5%	17.9%	7.1%	(1.4%)

Patent litigation expenses, were $23.4 million, or 23.6% of revenue, for the year ended December 31, 2005. Patent litigation expenses were $7.8 million, or 16.5% of revenue, for the year ended December 31, 2004. The increase in patent litigation expenses was due to an increase in activities associated with multiple lawsuits in the United States, several trials and trial preparations in 2005, a judgment rendered in a trial against O2 for which the Company made a provision of $3.5 million, and a settlement of patent litigation with Microsemi in 2006 that we recorded in the fourth quarter of 2005.

Patent litigation expenses were $7.8 million, or 16.5% of revenue, for the year ended December 31, 2004, and $4.3 million, or 17.9% of revenue, for the year ended December 31, 2003. The dollar increase was due to the increase in the number of lawsuits in the United States and Taiwan. For a more complete description of our litigation matters, please read Item 3. “Legal Proceedings” and Note 12 to the consolidated financial statements. Due to our inability to control events in our various litigations, it is difficult to predict trends in our patent litigation expenses.

Interest and Other Income.    Interest and other income was $1.7 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004. Interest and other income is comprised primarily of interest earned on our cash and short-term investments.

The increase in interest income was primarily due to the increase in our cash and short-term investments, resulting from the $34.9 million in proceeds of our initial public offering, net of expenses, received in November 2004. Cash and cash equivalents are comprised of short-term, highly liquid investments purchased with remaining maturities of three months or less, primarily interest bearing accounts. Short-term investments are comprised of auction rate securities with maturities of three months to one year.

Interest and other income was approximately $0.2 million for each of the years ended December 31, 2004 and 2003.

Other Expense.    Other expense, comprised mainly of VAT expenses, was relatively constant at $0.1 million for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, there was no other expense.

Income Tax Provision (Benefit).    Our effective tax rate for the year ended December 31, 2005, was 36.6%. The income tax provision for 2005 differs from the amount computed by applying the statutory federal rate of 34% primarily as a result of stock-based compensation expenses and a change in our valuation allowance offset, in part, by international operating results taxed at lower rates, research and development credits and other tax credits. Our effective tax rate for the year ended December 31, 2004 was 27.9% as compared to the federal statutory rate of 35%. The difference was principally due to state and foreign income taxes and stock-based compensation expenses, partially off-set by the change in the valuation allowance. For the year ended December 31, 2003, our effective tax rate was zero as a result of our net operating loss.

Liquidity and Capital Resources

As of December 31, 2005, we had working capital of $65.5 million, including cash and cash equivalents of $25.1 million, short-term investments of $38.8 million and restricted assets-current of $2.9 million, compared to working capital of $52.6 million, including cash and cash equivalents of $32.0 million and short-term investments of $17.0 million, as of December 31, 2004. We financed our growth primarily with proceeds from the issuance of common and preferred stock, the exercise of stock options, and cash generated from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and offering costs, from our initial public offering.

Net cash provided by operating activities was $17.2 million for the year ended December 31, 2005, compared to $9.0 million for the year ended December 31, 2004. Cash provided by operating activities for the year ended December 31, 2005 was primarily from increased revenues and related margin contributions. The business growth in 2005 resulted in concomitant changes in associated balance sheet accounts, including increases in accounts receivable and increases in accrued compensation, and benefits accrued at year-end related to our performance bonus plan. Uses of cash included an increase in expenses related to outside legal services.

Net cash provided by operating activities for the year ended December 31, 2004 was primarily due to income resulting from increased revenues and the resulting product margins. Increases in business activity resulted in concomitant changes in associated balance sheet accounts including increases in inventory and accounts payable. Cash provided from operating activities related to accounts receivable was impacted by the collection in 2004 of a $3.7 million receivable that was aged and due as of December 31, 2003.

Net cash used in operating activities for the year ended December 31, 2003 of $2.2 million was primarily due to our net loss of $3.3 million. We also increased our accounts receivable by $3.3 million, which was offset by $3.4 million in non-cash stock compensation expenses.

For the year ended December 31, 2005, we used $26.6 million in investing activities as compared to $24.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, we had net proceeds from sale of short-term investments of $172.2 million, which was offset by purchases of short-term investments of $194.1 million. For the year ended December 31, 2005, we made purchases of $1.9 million for capital equipment. Uses of cash included an increase in restricted assets of $2.9 million as a result of the establishment of an escrow bond relating to the O2 Micro litigation judgment. We use professional investment management firms to manage the majority of our invested cash. External investment firms managed 66.1% of our invested balances for the year ended December 31, 2005. Within the U.S., the fixed income portfolio is primarily invested in municipal bonds. Outside of the U.S., our fixed income portfolio is primarily invested in U.S. Treasury notes and other sovereign obligations, and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and policies approved by the Board of Directors.

For the year ended December 31, 2004, we made purchases of $3.2 million for capital equipment and $17.0 million for investments and made payments of $5.5 million for a cash deposit and $0.3 million in asset deposits to a court in Taiwan related to our patent litigation with O2, all of which was partially offset by the sale of $1.5 million of investments. For the year ended December 31, 2003, cash used in investing activities was $3.9 million. We purchased $1.6 million of capital equipment, and we purchased $4.0 million of investments offset by the sale of $2.5 million in investments. In addition, we paid $0.8 million as a deposit to a court in Taiwan relating to the O2 patent litigation.

Net cash provided by financing activities for the year ended December 31, 2005 was $2.7 million, compared to $35.7 million for the year ended December 31, 2004. For the year ended December 31, 2005, we generated cash from financing activities, primarily through proceeds of $2.1 million from the exercise of stock options and warrants and $0.6 million from the issuance of common stock under the Employee Stock Purchase Plan.

Cash provided by financing activities for the year ended December 31, 2004 was $35.7 million, primarily from our initial public offering, which increased our cash by $34.9 million, net of offering expenses. In addition, we received $0.5 million from the exercise of stock options by our employees and $0.3 million from the exercise of Series C Preferred Stock warrants. Net cash provided by financing activities for the year ended December 31, 2003 was $0.5 million, primarily due to the exercise of stock options by our employees.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.

Contractual Obligation and Off Balance Sheet Arrangements

We lease our headquarters and sales offices under noncancelable operating leases which expire at various dates through 2010. Certain of our facility leases provide for periodic rent increases. In addition, we entered into lease arrangements in 2004 for facilities located in Chengdu, Shanghai and Shenzhen, China. Total obligations under these leases are included in the table below.

We outsource the production of wafers to a third party foundry. The agreement with the foundry provides for three-month production forecasts. We have committed to purchase any wafers under a three-month production forecast, once production has begun. As of December 31, 2005 these purchase commitments were $12.1 million.

We signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and /or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary. From the date when local authorities approve the establishment of our Chinese subsidiary and grant its business license, we will have one year in which to contribute $0.8 million. The remaining balance is due within three years from the date of establishment. We currently anticipate that the registered capital of approximately $5.0 million will consist of $0.5 million cash and $4.5 million of in-kind assets, such as test equipment, office equipment, furniture and supplies. In addition, we are obligated to purchase land use rights for the facility of approximately $0.2 million, and have the option to acquire the facility after five years for the original construction cost less rents paid, which is currently estimated at $0.9 million.

As of December 31, 2005, we had no off-balance sheet financing arrangements or activities outside of operating leases and non cancelable purchase orders other than those discussed above. The following table summarizes our contractual obligations and off-balance sheet arrangements at

December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow over the next five years (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Operating leases	$2,281	$788	$1,373	$120	$—
Non-cancelable purchase commitments	12,101	12,101	—	—	—
Investments in Chengdu, China commitments	2,582	2,582	—	—	—
Chengdu, China facilities land use rights	248	248	—	—	—
Chengdu, China facilities lease commitments	389	58	156	156	19

	$17,601	$15,777	$1,529	$276	$19

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

The Company does not use derivative financial instruments in its investment portfolio. Investment debt securities are classified as available-for-sale, and no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders’ equity.

Foreign Currency Exchange Risk

The Company’s sales outside the United States are transacted in U.S. dollars. Accordingly, the Company’s sales are not generally impacted by foreign currency rate changes. In 2005, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on the Company’s results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monolithic Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 12 to the consolidated financial statements, the Company is involved in lawsuits related to alleged patent infringement and alleged misappropriation of trade secrets.

/s/ Deloitte & Touche LLP

San Jose, California

March 27, 2006

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,091	$32,019
Short-term investments	38,814	17,000
Accounts receivable, net of allowances of $227 and $222 at 2005 and 2004, respectively	9,537	3,995
Inventories	6,165	5,398
Deferred income tax asset—current	3,671	1,393
Prepaid expenses and other current assets	1,501	1,116
Restricted assets—current	2,938	—

Total current assets	87,717	60,921

Property and equipment, net	6,238	4,180
Deferred income tax asset—long term	—	508
Other assets	387	134
Restricted assets	6,433	6,641

Total assets	$100,775	$72,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,583	$3,396
Accrued compensation and related benefits	2,974	1,518
Accrued income tax payable	2,913	374
Accrued liabilities	9,797	2,996

Total current liabilities	22,267	8,284

Deferred rent	209	161
Deferred income tax liability	131	—

Total liabilities	22,607	8,445

Commitments and contingencies (see note 11)

Stockholders’ equity:
Common stock, $0.001 par value, $29 and $28 in 2005 and 2004, respectively; shares authorized: 150,000,000; shares issued and outstanding: 29,155,702 and 27,740,541 in 2005 and 2004, respectively	98,342	93,236
Deferred stock compensation	(4,544)	(8,941)
Notes receivable from stockholders	(398)	(398)
Accumulated other comprehensive income (loss)	(138)	243
Accumulated deficit	(15,094)	(20,201)

Total stockholders’ equity	78,168	63,939

Total liabilities and stockholders’ equity	$100,775	$72,384

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$99,131	$47,595	$24,204
Cost of revenue, including stock-based compensation of $366, $913 and $217 for 2005, 2004 and 2003, respectively	36,003	19,594	10,966

Gross profit	63,128	28,001	13,238

Operating expenses:
Research and development, including stock-based compensation of $2,611, $5,165 and $1,104 for 2005, 2004 and 2003, respectively	14,826	12,854	6,597
Selling, general and administrative, including stock-based compensation of $2,408, $5,483 and $1,844 for 2005, 2004 and 2003, respectively	18,434	12,549	5,758
Patent litigation expenses	18,367	7,833	4,332
Provision for litigation awards and settlements	5,037	—	—

Total operating expenses	56,664	33,236	16,687

Income (loss) from operations	6,464	(5,235)	(3,449)

Other income (expense):
Interest and other income	1,703	171	170
Other expense	(111)	(93)	—

Total other income, net	1,592	78	170

Income (loss) before income taxes	8,056	(5,157)	(3,279)
Income tax provision (benefit)	2,949	(1,438)	—

Net income (loss)	5,107	(3,719)	(3,279)
Accretion of redeemable convertible preferred stock	—	1,183	1,340

Net income (loss) attributable to common stockholders	$5,107	$(4,902)	$(4,619)

Basic income (loss) per common share	$0.18	$(0.54)	$(0.75)

Diluted income (loss) per common share	$0.17	$(0.54)	$(0.75)

Weighted-average common shares outstanding	27,998	9,132	6,143
Dilutive effect of stock options, restricted stock and warrants	2,873	—	—

Diluted weighted-average common shares outstanding	30,871	9,132	6,143

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series A		Series B		Series C		Common Stock		Deferred Stock Compen- sation	Notes Receivable from Stock- holders	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
Balance as of December 31, 2002	3,061,846	$1,059	4,261,706	$3,321	3,044,708	$6,783	5,879,875	$2,092	$(175)	$(421)	$(10,679)	—	$1,980
Components of comprehensive loss:
Net loss											(3,280)		(3,280)
Unrealized loss on investments												(6)	(6)
Foreign exchange gain												8	8

Total comprehensive loss													(3,278)

Exercise of stock options							647,853	482					482
Issuance of stock option to employees at less than fair market value								9,984	(9,984)
Amortization of deferred stock compensation, net of forfeitures								(34)	2,538				2,504
Compensation expense for non-employees stock options								860					860
Accretion of redemption value of Series D preferred stock											(1,340)		(1,340)
Repayment of stockholder note receivable										23			23

Balance as of December 31, 2003	3,061,846	$1,059	4,261,706	$3,321	3,044,708	$6,783	6,527,728	$13,384	$(7,621)	$(398)	$(15,299)	$2	$1,231

Components of comprehensive loss:
Net loss											(3,719)		(3,719)
Foreign exchange gain												241	241

Total comprehensive loss													(3,478)

Exercise of stock options							674,221	530					530
Issuance of stock option to employees at less than fair market value								13,332	(13,332)				—
Amortization of deferred stock compensation, net of forfeitures								(1,056)	12,012				10,956
Compensation expense for non-employees stock options								1,098					1,098
Accretion of redemption value of Series D preferred stock											(1,183)		(1,183)
Issuance of restricted stock							176,740
Exercise of Series C warrants					120,000	270							270
Conversion of convertible preferred stock to common stock	(3,061,846)	(1,059)	(4,261,706)	(3,321)	(3,164,708)	(7,053)	10,488,260	11,433					—
Conversion of Series D redeemable convertible preferred stock to common stock							5,087,767	19,597					19,597
Net proceeds from initial public offering, net of issuance costs of $2,920							4,785,825	34,918					34,918

Balance as of December 31, 2004	—	$—	—	$—	—	$—	27,740,541	$93,236	$(8,941)	$(398)	$(20,201)	$243	$63,939

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share data)

	Series A		Series B		Series C		Common Stock		Deferred Stock Compen- sation	Notes Receivable from Stock- holders	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
Balance as of December 31, 2004	—	$—	—	$—	—	$—	27,740,541	$93,236	$(8,941)	$(398)	$(20,201)	$243	$63,939
Components of comprehensive income:
Net income											5,107		5,107
Foreign exchange gain												(381)	(381)

Total comprehensive income													4,726

Exercise of stock options, net of income tax benefit of $1,355							1,059,061	3,416					3,416
Exercise of Series C warrants							60,000	48					48
Shares purchased through ESPP							95,910	612					612
Amortization of deferred stock compensation, net of forfeitures and income tax benefit								(1,978)	7,027				5,049
Compensation expense for non-employee stock options								378					378
Issuance of restricted stock							200,210	2,630	(2,630)				—

Balance as of December 31, 2005	—	$—	—	$—	—	$—	29,155,722	$98,342	$(4,544)	$(398)	$(15,094)	$(138)	$78,168

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,107	$(3,719)	$(3,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,669	1,106	953
Loss on disposal of property and equipment	7	47	—
Loss on investment	—	13	—
Deferred income taxes	(1,639)	(1,901)	—
Tax benefit from stock option transactions	1,355	—	—
Amortization of deferred stock compensation and other stock-based expense	5,434	12,054	3,364
Changes in operating assets and liabilities:
Accounts receivable	(5,551)	571	(3,251)
Inventories	(766)	(3,799)	(332)
Prepaid expenses and other assets	(625)	(890)	(19)
Accounts payable	3,149	1,604	202
Accrued liabilities	5,023	2,408	72
Accrued income tax payable	2,507	374	—
Accrued compensation and related benefits	1,451	1,003	119
Deferred rent	90	97	5

Net cash provided by (used in) operating activities	17,211	8,968	(2,166)

Cash flows from investing activities:
Property and equipment purchases	(1,878)	(3,218)	(1,634)
Proceeds from sale of fixed assets	—	34	—
Purchase of short-term investments	(194,059)	(17,000)	(4,004)
Proceeds from sale of short-term investments	172,245	1,500	2,490
Changes in restricted assets	(2,897)	(5,854)	(787)

Net cash used in investing activities	(26,589)	(24,538)	(3,935)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,722	800	482
Proceeds from initial public offering, net of offering expenses	(8)	34,918	—
Proceeds from stockholder notes receivable	—	—	23

Net cash provided by financing activities	2,714	35,718	505

Effect of change in exchange rates	(264)	236	8

Net (decrease) increase in cash and cash equivalents	(6,928)	20,384	(5,588)
Cash and cash equivalents, beginning of period	32,019	11,635	17,223

Cash and cash equivalents, end of period	$25,091	$32,019	$11,635

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of notes receivable and/or interest from stockholders	$—	$—	$23

Cash paid for taxes	$572	$—	$—

Unrealized loss on investments	$—	$—	$(6)

Liability accrued for equipment purchases	$1,825	$—	$—

Restricted stock and stock options issued at less than fair market value	$2,629	$13,332	$9,984

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

Foreign Currency Transactions—Effective in the fourth quarter of 2005 the Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Prior to the fourth quarter of 2005, the Company’s foreign subsidiaries operated primarily using the U. S. Dollar as their functional currency. During the fourth quarter of 2005, the Company reviewed the functional currencies of its subsidiaries and determined that the respective local currency was most appropriate for its subsidiaries. This determination was made as a result of changes in facts, circumstances, scope of operations and business practices. The change in the functional currencies did not have a material effect on the Company’s business, results of operations or financial position for fiscal 2005.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: advances and trends in new technologies and industry

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; availability of foundry capacity; and the Company’s ability to attract and retain employees necessary to support its growth.

The Company is also a party to litigation with several competitors (see Note 13).

Cash Equivalents—Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less.

Short-Term Investments—The Company classifies short-term investments, which consist primarily of auction rate securities purchased with remaining maturities of more than three months, as available for sale securities. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Net realized investment gains or losses are recognized based on specific identification of investments sold. Gross realized gains and (gross realized losses) on those sales were $0, ($13,000) and $9,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents and short term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short term investments are stated at their fair market value (see Note 2).

Inventories—Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value. The Company writes down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Assets—Restricted assets-current of $2.9 million is the result of the establishment of an escrow bond in December 2005 related to the O2 litigation judgment. The bond is held by the RLI Insurance Company and is secured by a standby letter of credit issued by the United Commercial Bank. The standby letter of credit is collateralized by an equivalent amount of cash held by the Company in a money market account at United Commercial Bank. Restricted assets of $6.4 million consist of cash placed in certificate of deposit accounts with, and assets seized by, a Court in Taiwan in conjunction with the current patent litigation (see Note 12).

Revenue Recognition—The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

A majority of the Company’s sales are made through distribution arrangements with third parties. The Company recognizes revenue upon its shipment to third party distributors under distribution arrangements. Although some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases, the Company has not experienced any significant returns pursuant to these provisions. The Company’s normal payment terms with its distributors are 30 days after the date of the invoice, and the majority of arrangements with its distributors do not include price protection provisions. Beginning August 1, 2005 the Company increased its standard warranty period to provide a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated sales returns and warranty costs are recorded at the time product revenue is recognized, based on historical experience by product.

Consideration Given to Customers—The Company granted an option to purchase 100,000 shares of common stock to a non-employee in connection with a distribution arrangement in 2003. The fair value of the option was recorded as a non-cash reduction of revenue in accordance with Emerging Issues Task Force Issue No. 01 -9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), over the term of the four-year option agreement. For the years ended December 31, 2005, 2004 and 2003, a reduction of revenue of $0.1 million, $0.2 million and $0.2 million, respectively, was recorded. The option holder became an employee in June 2004 and deferred stock compensation of $0.5 million at June 30, 2004 was, and will continue to be, amortized to selling and marketing expense over the remaining vesting period through 2007.

During 2004 and 2005, the Company also granted stock options to individuals employed by certain of its customers. These options were valued using the fair value method and a related charge of $0.5 million was recorded as a reduction of revenue in 2004. In 2005, a charge of $48,000 was recorded.

Stock-Based Compensation—The Company accounts for stock-based awards issued to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Using the

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple-option attribution method, the Company amortizes deferred stock-based compensation over the vesting periods of the related options, which are generally four years. The Company accounts for stock-based compensation related to equity instruments issued to nonemployees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

The Company has recorded deferred stock-based compensation representing the difference between the deemed fair market value of the Company’s common stock at the grant date and the option exercise price. Prior to its initial public offering, the Company determined the fair market value of its common stock based upon several factors, including trends in the broad market for technology stocks and the expected valuation the Company would obtain in an initial public offering. Had different assumptions or criteria been used to determine the fair market value of the Company’s common stock, materially different amounts of stock-based compensation could have been reported.

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show the Company’s net loss as if the Company had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. The Company’s calculations are based on a multiple-option attribution method and forfeitures are recognized as they occur.

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Had the company accounted for stock-based compensation in accordance with SFAS No. 123 using the Black-Scholes option pricing model, results would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income (loss) attributable to common stockholders, as reported	$5,107	$(4,902)	$(4,619)
Add stock-based employee compensation included in reported net income (loss)	3,284	7,122	2,504
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(7,918)	(7,872)	(2,152)

Pro forma net income (loss) attributable to common stockholders	$473	$(5,652)	$(4,267)

Basic income (loss) per common share:
As reported	$0.18	$(0.54)	$(0.75)
Pro forma	$0.02	$(0.62)	$(0.69)
Diluted income (loss) per common share:
As reported	$0.17	$(0.54)	$(0.75)
Pro forma	$0.02	$(0.62)	$(0.69)

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s fair value calculations were made using the following weighted average assumptions for options granted:

	2005	2004	2003
Expected Life	4 years	4 years	4 years
Volatility	66%	0-65%	—
Interest Rate	4.3%	3.4%	2.6%
Dividends	—	—	—

Pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under the ESPP. The fair value of each stock purchase right granted under the Company’s 2004 Employee Stock Purchase Plan (ESPP) in accordance with SFAS No. 123 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected Life	0.5 years	0.5 years
Volatility	40%	59%
Interest Rate	4.0%	2.6%
Dividends	—	—

Research and Development —Costs incurred in research and development are charged to operations as incurred.

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

Patent Litigation—Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 12).

Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the year ended December 31, 2005, 2004 and 2003.

New Accounting Standards—In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to new stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R.

The Company will implement SFAS 123R effective January 1, 2006 (“the effective date”) on a modified prospective basis. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the effective date shall be recognized over the remaining requisite periods in which services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value of those awards at the grant date as calculated for pro forma disclosures under the original SFAS 123.

The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for valuing our awards and will recognize compensation cost for new awards on a straight-line basis over the vesting period of the awards. We expect that the adoption of SFAS 123R will have a material effect on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed above.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of 2006 and does not expect that the adoption of this standard will have a material impact on its consolidated results of operations and financial condition.

2.	Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates their fair value. Short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of our cash and cash equivalents and short-term investments as of December 31, 2005 and December 31, 2004. The adjusted cost of these short-term investments approximates their fair value as of December 31, 2005 and December 31, 2004 (in thousands):

	Adjusted Cost and Estimated Fair Market Value As of December 31,
	2005	2004
Cash, Cash Equivalents and Short-term Investments:
Cash in Banks	$19,499	$2,713
Time Deposits	5,550	7,638
Mutual Funds	42	61
Government Agencies	—	21,607
US Government Agency Obligations	—	2,600
Municipal Bonds / Notes	38,814	13,500
Corporate Preferred Securities	—	900

Total Cash, Cash Equivalents, and Short-term Investments	63,905	49,019

Reported as:
Cash and Cash Equivalents	$25,091	$32,019
Short-term Investments	38,814	17,000

Total Cash, Cash Equivalents and Short-term Investments	$63,905	$49,019

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Work in Progress	$2,516	$3,426
Finished Goods	3,649	1,972

Total Inventories	$6,165	$5,398

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Equipment	$8,739	$5,594
Computers and software	1,987	1,448
Furniture and fixtures	210	202
Leasehold improvements	175	152

Total	11,111	7,396
Less accumulated depreciation	(4,873)	(3,216)

Property and equipment, net	$6,238	$4,180

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment is stated at cost. Depreciation is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are 3 to 5 years. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1.6 million, $1.1 million and $1.0 million, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Warranty (see Note 11)	$490	$53
Legal expenses and settlement costs	7,297	2,442
Professional fees	731	—
Other	1,279	501

Total accrued liabilities	$9,797	$2,996

6.	Initial Public Offering

In November 2004, the Company sold 4,000,000 shares of common stock through its initial public offering at an offering price of $8.50 per share. The Company received proceeds of $28.7 million, net of related issuance fees and estimated offering costs. In connection with the initial public offering, 15,576,027 shares of preferred stock were converted into the same number of common shares and the carrying value of convertible preferred stock was reclassified to additional paid-in-capital. In December 2004, the underwriters exercised their over allotment option for 785,825 common shares. The Company received proceeds of $6.2 million, net of related issuance fees.

7.	Redeemable Convertible Preferred Stock

In August 2002, the Company issued 5,087,767 shares of Series D redeemable convertible preferred stock for cash proceeds of $16.6 million, net of issuance costs of $0.1 million. Pursuant to its conversion terms, the Series D preferred stock converted into 5,087,767 shares of common stock in connection with the Company’s initial public offering in November 2004. Prior to its conversion, the Company was accreting the redemption value over the period until redemption would have been required. Changes in Series D preferred stock are as follows (in thousands):

Series D
Balance, December 31, 2002	17,074
Accretion of redemption value	1,339

Balance, December 31, 2003	18,413
Accretion of redemption value	1,183
Conversion to common stock paid in capital	(19,596)

Balance December 31, 2004	$—

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stockholders’ Equity

Convertible Preferred Stock

During 1997, the Company issued 2,225,702 shares of Series A convertible preferred stock for $0.8 million, net of issuance costs of $13,000. In December 1998, 836,144 warrants to purchase Series A convertible preferred stock at $0.35 per share for $0.3 million were exercised. On November 19, 2004, 3,061,846 shares of Series A convertible preferred stock were converted to common stock.

During 1999, the Company issued 4,261,706 shares of Series B convertible preferred stock for $3.3 million, net of issuance costs of $33,000. In August 2000, the Company issued warrants to purchase 60,000 shares of Series B convertible preferred stock at $0.80 per share in connection with obtaining a revolving line of credit. The warrant expired on August 2, 2005. The fair value of the warrant at the date of issuance was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return 4.9%; contractual life of five years; and expected volatility of 75%. The value was deemed to be $31,000 and was amortized to interest expense over the term of the revolving line of credit. The warrants were exercised in 2005 for aggregate proceeds of $48,000. On November 19, 2004, 4,261,706 shares of Series B convertible preferred stock were converted to common stock.

In March 2001, in connection with a bridge loan, the Company issued warrants to purchase 120,000 shares of the Company’s Series C convertible preferred stock for $2.25 per share for a five year term. The $0.2 million fair value of the warrants was determined using the Black-Scholes option pricing model over the contractual term of the warrants using the following assumptions: stock volatility, 75%; risk free interest rate, 4.0% and no dividends during the contractual term. The fair value of the warrants was amortized to income over the term of the bridge loan. The bridge loan and associated accrued interest were converted on May 16, 2001 into 898,044 shares of Series C convertible preferred stock at a price of $2.25 per share for an aggregate purchase price of $2.0 million and $21,000 representing principal and interest, respectively. The warrants were exercised in 2004 for aggregate proceeds of $0.3 million.

In May 2001, the Company issued 2,146,664 shares of Series C convertible preferred stock for $4.8 million net of issuance costs of $67,000.

In December 2001, the Company authorized the issuance of a warrant to purchase 33,718 shares of Series C convertible preferred stock at $2.25 per share in connection with legal services. The $0.1 million fair value of the warrant at the date of issuance was determined based on the fair value of the services received and has been amortized to expense over the agreement period. In August 2002, the Company issued a warrant to purchase 33,718 shares of common stock at $1.20 per share that effectively replaced the warrant authorized by the Board of Directors in 2001. The Company has determined that the original value recorded in 2001 represents the fair value of consideration received, and no additional expense was recorded in 2002. The warrant was still outstanding as of December 31, 2005.

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. At December 31, 2005, there were 336,577 shares subject to repurchase.

In October 2004, our Board of Directors approved the issuance of 176,740 shares of restricted stock, which resulted in stock-based compensation charges of $0.4 million and $0.2 million in 2005 and 2004, respectively. In 2005, the Board of Directors approved the issuance of 284,630 shares of restricted stock to the Company’s employees, which resulted in stock-based compensation charges of $0.8 million. As of December 31, 2005, there were 336,577 shares of restricted stock outstanding at a weighted average exercise price of $0.001, weighted average fair value of $8.88 per share and weighted average remaining contractual life of 9.2 years.

In 2001, the Company sold shares of common stock to an employee and accepted as payment a note receivable from the employee in the amount of $0.4 million, bearing interest at the rate of 5.9% annually. The note was classified as a stockholder note receivable in the stockholders’ equity section of the Company’s balance sheets at December 31, 2005 and 2004 respectively, and was repaid in March 2006.

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the 1998 Plan), the Company reserved for issuance, 11,807,024 shares of common stock to be granted to the Company’s employees, directors and consultants. The Plan provides for the granting of incentive stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory stock options may be granted at a per share price of not less than 85% of the fair market value of the underlying stock at the date of grant. However, if incentive stock options or nonstatutory stock options are granted to an employee, director or consultant who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price per share shall be no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was closed for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan.

2004 Equity Incentive Plan

The Company’s Board of Directors approved the Company’s 2004 Equity Incentive Plan in March 2004 which was approved by the Company’s stockholders in November 2004. There were 800,000 shares initially reserved for issuance under the 2004 Equity Incentive Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the lesser of 5% of the outstanding shares of common stock on the first day of the year; 2,400,000 shares; or a number of shares determined by the Board of Directors. During 2005, 1,387,027 shares were added to the 2004 Equity Incentive Plan pursuant to the automatic refresh provision of the plan.

Options granted to employees generally vest over one to four years and expire ten years after the grant date, subject to the employee’s continuous employment status. Generally, the options granted may be exercised upon vesting.

As of December 31, 2005, 904,642 shares were available for future stock option grants.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under the stock option plans is as follows:

	Outstanding Options
	Number of Shares	Exercise Price Range	Weighted Average Exercise Prices
Balance, December 31, 2002 (775,905 options exercisable at a weighted average exercise price of $0.41)	4,071,625		$0.88
Granted (weighted average fair value at $5.81 per share)	1,988,100	$1.20	1.20
Cancelled	(346,022)		0.98
Exercised	(647,853)		0.74

Balance, December 31, 2003 (1,605,154 options exercisable at a weighted average exercise price of $0.78)	5,065,850		1.01
Granted (weighted average fair value at $5.06 per share)	4,337,600	$5.00 – $10.91	7.75
Cancelled	(729,904)		2.06
Exercised	(674,221)		0.78

Balance, December 31, 2004 (2,275,679 options exercisable at a weighted average exercise price of $1.46)	7,999,325		4.59
Granted (weighted average fair value at $5.93 share)	2,503,250	$7.51 – $15.90	9.15
Cancelled	(1,064,048)		7.87
Exercised	(1,059,311)		1.95

Balance, December 31, 2005	8,379,216		$5.87

The following summarizes information as of December 31, 2005 concerning outstanding and vested options:

Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Prices	Options Exercisable
	Number of Options Outstanding as of 12/31/2005	Weighted Average Remaining Contractual Life (years)		Number of Options Exercisable as of 12/31/2005	Weighted Average Exercise Prices
$0.05 – $0.08	184,736	4.26	$0.08	184,736	$0.08
$0.80	352,803	5.51	$0.80	352,010	$0.80
$1.20 – $1.32	2,133,467	6.89	$1.22	1,449,000	$1.23
$4.00 – $5.00	1,525,842	8.05	$5.00	713,067	$5.00
$7.50	421,042	8.39	$7.50	125,349	$7.50
$7.51 – $8.41	1,683,450	9.34	$8.04	62,771	$7.98
$9.32 – $10.00	1,617,376	8.73	$9.83	515,361	$10.00
$10.91	98,000	8.93	$10.91	26,332	$10.91
$12.00 – $15.90	362,500	9.90	$13.76	—	—

$0.05 – $15.90	8,379,216	8.06	$5.87	3,428,626	$3.65

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Stock Plan Information

At December 31, 2005, the Company had reserved the following number of shares of common stock for issuance:

December 31, 2005

Issuance under stock option plans	9,283,858
Issuance under the employee stock purchase plan	658,901
Exercise of warrants	33,718

Total	9,976,477

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) became effective on the closing of the Company’s initial public offering. Under the Purchase Plan, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the lesser of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. In 2005, the number of shares available for future issuance under the Employee Stock Purchase Plan was increased by 554,811 shares and 95,910 shares were issued under the Purchase Plan. As of December 31, 2005, there were 658,901 shares available for issuance under the Purchase Plan.

As of February 15, 2006, the close of the offering period for the Purchase Plan, the Company had not filed its quarterly report on Form 10-Q for the quarter ended September 30, 2005. Therefore, the Company was not current with its required filing and was not able to issue the requisite shares to its employees for the scheduled purchase. As of March 14, 2006, the Company was current with its required filing and completed the issuance of shares under the Purchase Plan. The shares issued were treated as nonstatutory purchase rights, and as such, the 15% discount on the market price of the shares will be included as taxable income to the employee.

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such deferred stock compensation was $2.6 million, $13.3 million and $9.9 million in 2005, 2004 and 2003, respectively, and is being amortized to expense over the vesting period of the options, generally four years, using the multiple option award method. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures was $5.1 million, $11.0 million and $2.5 million in 2005, 2004 and 2003, respectively.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, 2004, and 2003, the Company issued nonstatutory options to nonemployees for the purchase of 9,500, 39,300 and 169,000 shares of common stock at weighted average exercise prices of $7.92, $5.93 and $1.20 per share, respectively. Such options were issued for services provided by nonemployees and have vesting terms generally ranging from immediate to four years. Accordingly, the Company recorded stock-based compensation charges of $0.4 million, $1.1 million and $0.9 million in 2005, 2004 and 2003, respectively, for the fair values of the awards using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Contractual Life	10 years	10 years	10 years
Volatility	66%	65%	65%
Interest Rate	4.3%	4.7%	4.4%
Dividends	—	—	—

9.    Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2005, 2004 and 2003, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Years Ended December 31,
	2005	2004	2003
Convertible preferred stock	—	—	10,368,260
Redeemable convertible preferred stock	—	—	5,087,767
Stock options	2,077,876	7,999,325	5,065,850
Restricted common stock	—	290,991	243,083
Warrants	—	93,718	213,718

Total	2,077,876	8,384,034	20,978,678

10.    Income Taxes

The components of pretax income (loss) for the years ended December 31, 2005, 2004 and 2003 are the following (in thousands):

	2005	2004	2003
Domestic	$3,911	$61	$(2,871)
Foreign	4,145	(5,218)	(408)

Total	$8,056	$(5,157)	$(3,279)

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) consists of the following (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$4,734	$527	$—
State	(10)	96	—
Foreign	49	186	—
Deferred:
Federal	(1,481)	823	(489)
State	(638)	(12)	(113)
Foreign	—	(23)	—
Valuation allowance	295	(3,035)	602

Income tax provision (benefit)	$2,949	$(1,438)	$—

Effective in 2005, the Company expects that it will only be subjected to a federal tax rate of 34% primarily due to research and development credits. The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows

	December 31,
	2005	2004	2003
U.S. statutory federal tax rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	5.8	(3.4)	1.4
Research and development credits	(12.8)	(0.2)	5.4
Deferred stock compensation	9.3	(28.3)	(23.7)
Foreign income at lower rates	(2.6)	(23.2)	—
Change in tax rate	(4.1)	—	—
Change in valuation allowance	3.7	53.7	(19.8)
Other	3.3	(5.7)	1.7

Effective tax rate	36.6%	27.9%	(0.0)%

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Research and business tax credits	$437	$339
Stock compensation	3,067	2,484
Other costs not currently deductible	2,488	837

Total deferred tax assets	5,992	3,660
Valuation allowance	(2,054)	(1,759)

Net deferred tax assets	$3,938	$1,901

Deferred tax liabilities:
Depreciation	(398)	—

	$3,540	$1,901

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the available objective evidence and the recent history of profits and forecasted taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $2.1 million and $1.8 million as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company had available for carryforward research tax credit carryforwards of approximately $662,000 for state income tax purposes. These credits can be carried forward indefinitely.

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. It is not practical for the Company to determine the unremitted earnings amount on foreign subsidiaries.

11.    Commitments and Contingencies

The following table summarizes the Company’s commitments as of December 31, 2005.

	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Operating leases	$2,281	$788	$1,373	$120	$—
Non-cancelable purchase commitments	12,101	12,101	—	—	—
Investments in Chengdu, China commitments	2,582	2,582	—	—	—
Chengdu, China facilities land use rights	248	248	—	—	—
Chengdu, China facilities lease commitments	389	58	156	156	19

	$17,601	$15,777	$1,529	$276	$19

Lease Obligations

The Company leases its headquarters and sales offices under noncancelable operating leases which expire at various dates through 2010. Certain of the Company’s facility leases provide for periodic rent increases. In October 2003, the Company amended its existing headquarters facility lease to move to an adjacent facility and extend the lease term from 2007 to 2009. The Company moved to the new facility in February 2004 with lease payments under the new terms beginning in March 2004. The Company entered into a second lease amendment to increase the space available under its facility lease. In addition, the Company entered into lease arrangements in 2004 for facilities located in Chengdu, Shanghai and Shenzhen, China. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $0.7 million and $0.4 million, respectively.

Purchase Commitments

The Company has outsourced the production of wafers to a third party foundry. The agreement with the foundry provides for three-month production forecasts. The Company is committed to purchase any wafers under a three-month production forecast, once production has begun. As of December 31, 2005 these purchase commitments were $12.1 million.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chengdu, China Commitment

In August 2004, the Company signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, for the testing of our ICs. Pursuant to this agreement, the Company agreed to contribute capital in the form of cash, in-kind assets, and /or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary. From the date when the local authorities approve the establishment of our Chinese subsidiary and grant its business license, the Company will have one year in which to contribute $0.8 million. The remaining balance is due within three years from the date of establishment. The Company currently anticipates that the registered capital of approximately $5.0 million will consist of $0.5 million cash and $4.5 million of in-kind assets, such as test equipment, office equipment, furniture and supplies. In addition, the Company is obligated to purchase land use rights for approximately $0.2 million, and has the option to acquire the facility after five years for the original construction cost less the amount of lease payments to be made by the Company. The purchase price is currently estimated at $0.9 million. The Company accounts for this lease as an operating lease as it has determined that it does not meet the criteria for a capital lease under FAS No. 13 Accounting for Leases.

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

The Company has provided indemnification agreements to its manufacturer and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. Such costs were $5.2 million, $2.2 million, and none for the years ended December 31, 2005, 2004 and 2003, respectively. These costs are charged to operations as incurred (also see Note 13). The Company also provides for indemnification of its directors and officers.

The changes in warranty reserves during 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$53	$120	$176
Warranty claims	—	(165)	(312)
Warranty provisions for product sales	437	98	256

Balance at end of year	$490	$53	$120

12.    Litigation

O2 Micro, Inc.

Overview

Since November 2000, the Company has been engaged in multiple legal proceedings against O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to here as “O2”). These

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of the Company’s LCD backlight inverter family, and all of the Company’s CCFL products could be affected by O2’s claims. In 2005, revenue from the Company’s CCFL backlight inverter product family were $38.1 million or 38.4% of total revenue, of which products used in Asia represented a substantial portion of the Company’s 2005 CCFL revenue. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of the Company’s products and the Company’s wafer manufacturer. All of these legal proceedings pose various degrees of risk to the Company’s business.

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

The Company’s Patents.    The Company’s patents at issue are (i) U.S. Patent No. 6,114,814, issued on November 5, 2000 and relating to inverter ICs for LCD display products (which include, for example, the Company’s CCFL backlight inverter product family) (“the ‘814 patent”) and (ii) U.S. Patent No. 6,316,881 (“the ‘881 patent”), a continuation of the ‘814 patent that was issued on November 13, 2001.

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

U.S. Litigation

In consolidated cases pending in the United States District Court for the Northern District of California, O2 claimed that the Company misappropriated certain trade secrets, interfered with its economic advantage, and infringed its ‘615 patent, and the Company claimed that O2 infringed its ‘814 and ‘881 patents. In February and May, 2004, the judge ruled that the Company did not infringe O2’s ‘615 patent and dismissed O2’s claims for interference with economic advantage. In the trial of that case, the jury returned a verdict on July 18, 2005, finding that the Company had willfully misappropriated certain O2 trade secrets and awarding O2 damages in the amount of $12 million. The jury also found that O2 did not infringe the Company’s ‘814 and ‘881 patents and that the patent claims the Company had asserted against O2 are invalid. On October 3, 2005, the judge in the case issued a partial judgment that the Company’s products do not infringe O2’s ‘615 patent, confirming the previous

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

summary judgment entered in the Company’s favor in February 2004. O2 has appealed this judgment. On November 10, 2005, the judge granted the Company’s motion to set aside the jury’s $12 million damages award, and instead awarded O2 a royalty of $900,000. Based on the jury’s finding of willful misappropriation of trade secrets, the judge also awarded exemplary damages of $1.8 million, bringing the total damages award to $2.7 million plus interest and costs of suit. The judge denied O2’s requests for an injunction and for attorneys’ fees, and also found that the Company had not engaged in inequitable conduct in the prosecution of the Company’s patents. On November 30, the judge issued an amended judgment clarifying the previous judgment. On December 30, the court awarded O2 its costs in the amount $0.1 million. On March 9, 2006, the judge in the case ruled on the remaining post-trial motions and entered a second amended judgment. She denied all of the motions made by the Company and O2, except that she awarded O2 pre-judgment interest in the amount $0.3 million on the royalty previously awarded, and granted a procedural motion the Company had made to preserve certain rights pending resolution of issues on appeal. The Company has obtained and filed a bond to stay execution of the judgment previously entered, and is seeking a bond on the costs and pre-judgment interest awards pending any appeals. The Company is considering additional legal options, including appeal. The Company will continue to incur substantial legal expense in connection with any appeals in this case. If O2 were to be successful on any appeals from the judgments in the Company’s favor, the jury’s $12 million verdict could be reinstated and/or O2’s claims could be remanded for further proceedings potentially including trial of issues that were decided in the Company’s favor on summary judgment. Rulings against the Company on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling the Company’s products in the U.S. Any such injunction or damages award would have a material adverse effect on the Company’s business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction.

In January 2003, O2 filed a lawsuit against Sumida Corp. and the Company’s customer Taiwan Sumida Electronics Inc. (TSE) in the U.S. District Court for the Eastern District of Texas alleging that TSE’s use of some of the Company’s CCFL products in its inverter board products infringes the ‘615 and ‘722 patents. Sumida Corp. was subsequently dismissed from the case. On November 3, 2005, the judge ruled that TSE’s accused products do not infringe the ‘615 patent, based on the judgment entered in favor of the Company in Oakland. On November 17, 2005, the jury in the case rendered a verdict that TSE willfully contributed to and induced infringement of certain claims of O2’s ‘722 patent and that those claims of the patent are valid. A partial judgment has been entered against TSE for $2 million for inducing and contributing to infringement of those claims. A partial judgment has also been entered in favor of TSE that it does not directly infringe those claims and that it does not infringe O2’s ‘615 patent. TSE is one of the Company’s customers, and the inverter boards that were the subject of the litigation contained some of the Company’s CCFL products. TSE has filed post-trial motions asking the judge to set aside the judgments, and additional post-trial motions are pending. TSE and O2 have agreed if the judge awards damages for willful infringement the amount will be an additional $2 million, and that any award of attorneys’ fees would not exceed $3 million. While the Company was not a party to the litigation, the Company expects that, O2 will argue that any judgment of patent infringement against TSE should be binding on the Company. The Company will oppose any such argument. The Company had previously entered into an agreement with TSE under which the Company had agreed to indemnify TSE against claims by O2; however, in August, 2005, the Company terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against the Company for breach of contract.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, the Company filed a complaint against O2 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Company does not infringe O2’s ‘722 patent. That case has been assigned to the same judge presiding over the litigation over the ‘615, ‘814, and ‘881 patents described above. In October 2004, O2 filed a counterclaim for alleged infringement of the ‘722 patent, and added the Company’s foundry, Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), as a counterclaim defendant. The Company is defending and indemnifying ASMC. No trial date is set.

On October 12, 2004 O2 filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe the ‘129 patent, O2 has sued several of the Company’s direct and indirect customers and ASMC in the case, and asserted claims against them for infringement of the ‘129 patent, the ‘722 patent, and the ‘615 patent. The Company is defending and indemnifying some of these defendants. One of the other defendants, Compal Electronics has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. On November 18, 2005, O2 filed a second amended complaint adding a claim for unfair competition against the Company and Michael Hsing, the Company’s CEO. On December 19, 2005, the Company filed a counterclaim against Delta Electronics and a third party complaint against O2 for wrongful trade secret misappropriation and unfair competition. The trial in the case is scheduled for August 2006.

If the Company does not prevail in any of the pending U.S. litigations with O2 or does not prevail on its post-trial motions and/or appeal from the judgments entered in the Northern District of California, or if the Company is held to be bound by any adverse judgment entered against TSE, the Company and/or some of the Company’s customers could be enjoined from selling some or all of the Company’s CCFL products in the United States and/or the Company could be required to pay damages to O2 on its own behalf and/or on behalf of some of its customers and/or ASMC. Any such injunction or additional damages award would have a material adverse effect on the Company’s business and results of operations.

Taiwan Litigation

Summary.    In addition to the U.S. litigation described above, O2 has brought legal proceedings against the Company in Taiwan based upon its ‘318 patent. In April 2004, O2 filed a lawsuit against the Company in Taipei District Court that the Company’s products infringe O2’s 318 patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In January 2003, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting the Company from manufacturing, designing, displaying, importing or selling the Company’s MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at the Company’s request.

The Company believes that the Company has at all times conducted the Company’s business in compliance with the injunction. Nevertheless, O2 has attempted repeatedly various actions to persuade the court that the Company has violated it. The court has not yet issued a ruling on O2’s motion. The Company intends to continue pursuing the available legal avenues to remove the preliminary the injunction and/or to have O2’s ‘318 patent declared invalid.

The Company’s Counter-Injunctions against O2.    The Company has obtained two counter-injunctions from the Taipei District Court against O2, the first of which prohibits O2 from interfering with

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s or other parties’ use of the Company’s MP 1011A and MP1015 products. The second injunction prohibits O2 from interfering with the manufacture, sale, use or importation, by either the Company or a third party, of a number of the Company’s other products which are specifically enumerated in the injunction, although the MP1010B is not specifically addressed in this counter-injunction. The Company posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court in connection with the two defensive preliminary injunctions. These bonds are currently recorded as restricted assets on the Company’s balance sheet. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect the Company’s results of operations and financial position for that quarter.

O2’s Other Actions against The Company.    In August 2003, November 2003, and March 2004, the court granted three provisional seizures against the Company in the Shihlin District Court and Taipei District Court, which would entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan, including but not limited to MP 1011A and MP 1015 parts. The execution of the first provisional seizure was exempted because the Company posted a bond in the amount of approximately $90,000. The second and third provisional seizure orders have not yet been executed to the satisfaction of O2’s demand, and accordingly O2 may continue to request that the court seize the Company’s property under these orders. If O2 were to receive final judgment in its favor on the merits, O2 would be able to file an application to sell the seized assets by auction to cover any damages that the court determines O2 to have suffered.

Trial on the Merits in Taiwan.    The Company could lose at trial on the question of whether some of the Company’s products infringe O2’s ‘318 patent. The Company does not believe that the ‘318 patent is a valid patent or that any of the Company’s products infringe the ‘318 patent, but a court may come to a different conclusion. If the court were to conclude that any of the Company’s products infringe the ‘318 patent, the Company could be liable to O2 for damages based on past sales, and could further be permanently enjoined from selling those products for use in Taiwan. Although many system and module manufacturers who use the Company’s products have shifted, and are continuing to shift, their manufacturing from Taiwan to China, a significant portion of the Company’s expected future revenue over the next several years is expected to come from users of the Company’s CCFL backlight inverter product family in Taiwan. A final judgment awarded by a court prohibiting direct or indirect sales of the Company’s MP 1011A or MP 1015 products into Taiwan would have a material adverse effect on the Company’s business and results of operations for at least several quarters while the Company works to transition customers to alternative, non-infringing products.

O2’s Lawsuits against The Company’s Customers and Other Third Parties.

In addition to lawsuits between O2 and the Company, O2 has also initiated numerous legal proceedings in Taiwan against other companies which have been purchasers and/or users of the Company’s products. Under certain circumstances, the Company has agreed to indemnify certain customers against patent infringement. Continued expenditure of the Company’s funds in defending customers and manufacturer against O2’s lawsuits could materially and adversely affect the Company’s financial condition and operating results.

Linear Technology Corporation

On July 16, 2004, Linear filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, captioned: In the Matter of Certain Voltage Regulator

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Circuits, Components Thereof and Products Containing Same, Inv. No. 337-TA-521. Linear filed a letter supplementing the complaint on August 10, 2004. In its complaint, Linear alleged that two of the Company’s products, the MP1556 (a product within the Company’s DC to DC converter product family) and the EV0063 (the evaluation board containing the MP1556), infringed its U.S. Patent Nos. 5,481,178 and 6,580,258. Linear subsequently supplemented its infringement allegations to include additional products and products under development. Linear alleged that the Company violated section 337 because the Company imported these allegedly infringing products into the United States, sold them for importation in the United States, and/or sold them within the United States after importing them. The complaint requested that the ITC institute an investigation and, after the investigation, issue an exclusion order and a cease and desist order prohibiting specific unfair acts found to be illegal in the investigation. On August 11, 2004, the ITC ordered that an investigation be instituted to determine whether there had been a violation of section 337. On October 1, 2005, the Company entered into a settlement agreement with Linear. A joint motion to terminate the investigation was subsequently granted by Judge Harris. On October 31, 2005, the ITC issued a notice that Judge Harris’s initial determination to terminate the proceeding is final, and on November 2, 2005, the Consent Order agreed to by the parties was entered. The Company believes that the terms of the settlement agreement and Consent Order will not have a material effect on the Company’s business and results of operations.

Microsemi Corporation

On October 7, 2004, Microsemi Corporation (Microsemi) filed a patent infringement lawsuit in the United States District Court for the Central District of California. The lawsuit asserted four patents allegedly infringed by the Company and sought an injunction to prevent the Company from allegedly infringing the patents, as well as unspecified damages, attorneys’ fees, costs, and expenses. The Company filed an answer and counterclaim, denying infringement and seeking a declaration that the Company does not infringe the patents and/or that the patents are invalid. Trial was scheduled for September 26, 2006.

Effective March 24, 2006, the Company entered into a settlement agreement with Microsemi, pursuant to which all claims in the action are to be dismissed with prejudice and Microsemi agreed not to sue the Company in the future on the four asserted patents. The Company agreed to make a one-time payment to Microsemi of $1.5 million, which has been recorded in the fourth quarter of 2005 as a provision for litigation awards and settlements. The settlement agreement is attached to this Form 10K as Exhibit 10.18.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 29, 2004, Micrel filed an amended complaint adding causes of action for alleged statutory and common law misappropriation of trade secrets, alleged breach of confidentiality agreements by Messrs. Hsing and Moyer (both former employees of Micrel), and alleged violation of California’s Unfair Competition Law. The amended complaint also adds Messrs. Hsing and Moyer as defendants. Micrel’s amended complaint adds requests for damages attributable to the alleged misappropriation of Micrel’s trade secrets and alleged violation of the confidentiality agreements; for preliminary and permanent injunctive relief to prevent the Company’s future use of Micrel’s alleged trade secrets; and for attorneys’ fees and costs. The Company filed motions to dismiss these claims on statute of limitations and preemption grounds. On December 9, 2005, the Court dismissed the two claims for misappropriation of trade secrets on statute of limitation grounds.

The court has not set a trial date, and discovery is in the early stages. A Markman hearing is scheduled for May 10, 2006. Because the litigation has not fully developed, it is difficult to predict how it will proceed or what the ultimate outcome will be. If the Company does not prevail in the litigation, the Company could be ordered to pay to Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages, and the Company could be enjoined from selling one or more of the Company’s products into the U.S., either directly or indirectly. Because many of the Company’s products are sold indirectly by the Company’s customers back into the U.S., a U.S. injunction covering one or more of our products would likely substantially reduce sales of those products. Any of these results would have a material and adverse effect on the Company’s results of operations and any injunction that prohibits the Company from selling significant products for any length of time would have an immediate and drastic negative effect on the Company’s business and results of operations.

The provision for litigation of $5.0 million as of December 31, 2005, is comprised of the following elements: $3.1 million for the judgment entered against the Company in the O2 trial; $.3 million for an estimate of post-judgment interest on that award; actual costs of $.1 million for the bond for the appeal in that case; and $1.5 million for the settlement with Microsemi Corporation.

13.    Employee Benefit Plan

The Company sponsors a 401(k) savings and profit-sharing plan (the Plan) for all employees who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2005, 2004 and 2003.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net or with sales that accounted for 10% or more of the Company’s revenue for each year:

	Accounts Receivable, Net			Revenue
	as of December 31,			for the year ended December 31,
Customers	2005	2004	2003	2005	2004	2003
A	26%	24%	—	23%	28%	—
B	23%	11%	—	20%	21%	—
C	9%	9%	9%	11%	9%	16%
D	—	—	37%	—	3%	30%
E	—	—	27%	—	1%	14%

15.    Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and wireless markets. The Company’s chief operating decision maker is its chief executive officer.

The Company derived substantially all of its revenue from sales to customers located outside North America during 2005, 2004 and 2003, with geographic revenue based on the customer’s ship-to location. During 2003, the Company made significant sales to a third party in the United States, with whom it had a distribution arrangement and who resold the Company’s products primarily to customers in Asia. In March 2004, the Company discontinued using this particular third party and is using other distributors in Asia for sales to customers in that region.

The following is a summary of net revenue by geographic region based on customer location for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,
Country	2005	2004	2003
United States	$1,994	$1,553	$7,674
Taiwan	31,052	19,141	10,007
Japan	4,118	2,779	2,618
China	47,052	18,469	1,411
Korea	11,872	3,734	—
Other	3,043	1,919	2,494

Total	$99,131	$47,595	$24,204

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenue by product type for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,						Percentage change
	2005		2004		2003		2005 to 2004	2004 to 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
	(in thousands)
LCD Backlight Inverters	$38,119	38.4%	$21,910	46.0%	$16,898	69.8%	74.0%	29.7%
DC to DC Converters	57,762	58.3%	24,373	51.2%	6,991	28.9%	137.0%	248.6%
Audio Amplifiers	3,250	3.3%	1,312	2.8%	315	1.3%	147.7%	316.5%

	$99,131	100.0%	$47,595	100.0%	$24,204	100.0%	108.3%	96.6%

The following is a summary of long-lived assets by geographic region, excluding restricted assets, for the years ended December 31, 2005, 2004 and 2003 (in thousands) (see Note 1):

	Years Ended December 31,
Country	2005	2004	2003
United States	$4,148	$4,153	$2,111
Taiwan	105	71	23
Japan	43
China	2,059	69	15
Korea	19	21

Total	$6,374	$4,314	$2,149

16.    Valuation and Qualifying Accounts

The Company had the following activity in its valuation allowances (in thousands):

	Sales Returns	Bad Debt	Total	Deferred Tax Asset Valuation Allowance
Balance, January 1, 2003	$—	$50	$50	$4,192
Charged to costs and expenses	90	—	90	602
Deductions	(81)	(14)	(95)	—

Balance, December 31, 2003	9	36	45	4,794
Charged to costs and expenses	276	13	289	—
Deductions	(76)	(36)	(112)	(3,035)

Balance, December 31, 2004	209	13	222	1,759
Charged to costs and expenses	18	—	18	295
Deductions	—	(13)	(13)	—

Balance, December 31, 2005	$227	$—	$227	$2,054

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data (Unaudited)

	Three months ended,
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(in thousands, except per share data)
Revenue	$14,637	$22,257	$29,706	$32,531
Cost of revenue	5,546	8,168	10,593	11,696

Gross profit	9,091	14,089	19,113	20,835

Operating expenses:
Research and development	3,182	3,753	4,045	3,846
Selling, general and administrative	3,555	4,528	4,880	5,471
Patent litigation expenses	4,498	5,372	4,312	4,185
Provision for litigation awards and settlements	—	12,000	(8,800)	1,837

Total operating expenses	11,235	25,653	4,437	15,339

Loss from operations	(2,144)	(11,564)	14,676	5,496

Other income (expense):
Interest and other income	372	320	401	610
Other (expense) income	(41)	(45)	(74)	49

Total other income, net	331	275	327	659

Income (loss) before income taxes	(1,813)	(11,289)	15,003	6,155
Income tax provision (benefit)	(430)	(4,585)	5,642	2,322

Net income (loss)	(1,383)	(6,704)	9,361	3,833

Net income (loss) attributable to common stockholders	$(1,383)	$(6,704)	$9,361	$3,833

Basic income / (loss) per common share	$(0.05)	$(0.24)	$0.33	$0.13

Diluted income / (loss) per common share	$(0.05)	$(0.24)	$0.31	$0.12

Weighted-average common shares outstanding	27,537	27,721	28,093	28,528
Dilutive effect of stock options, restricted stock and warrants	—	—	2,553	3,995

Diluted weighted-average common shares outstanding	27,537	27,721	30,646	32,523
* Stock-based compensation has been included in the following line items:
Cost of revenue	$129	$131	$130	$(24)
Research and development	778	698	569	566
Selling, general and administrative	752	531	450	675

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended,
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(in thousands, except per share data)
Revenues	$6,795	$11,264	$14,737	$14,799
Cost of revenues	3,313	4,752	5,861	5,668

Gross profit	3,482	6,512	8,876	9,131

Operating expenses:
Research and development	2,668	3,345	3,388	3,452
Selling, general and administrative	3,030	2,999	3,183	3,338
Patent litigation expenses	601	874	3,370	2,988

Total operating expenses	6,299	7,218	9,941	9,778

Loss from operations	(2,817)	(706)	(1,065)	(647)

Other income (expense):
Interest and other income	26	43	40	62
Other expense	(1)	(10)	(82)	—

Total other income (expense), net	25	33	(42)	62

Loss before income taxes	(2,792)	(673)	(1,107)	(585)
Income tax benefit	—	—	—	(1,438)

Net income (loss)	(2,792)	(673)	(1,107)	853
Accretion of redeemable convertible preferred stock	335	335	335	178

Net income (loss) attributable to common stockholders	$(3,127)	$(1,008)	$(1,442)	$675

Basic income / (loss) per common share	$(0.48)	$(0.15)	$(0.21)	$0.04

Diluted income / (loss) per common share	$(0.48)	$(0.15)	$(0.21)	$0.02

Weighted-average common shares outstanding	6,487	6,696	6,846	16,186
Dilutive effect of stock options, restricted stock and warrants	—	—	—	11,736

Diluted weighted-average common shares outstanding	6,487	6,696	6,846	27,922
* Stock-based compensation has been included in the following line items:
Cost of revenue	$249	$242	$235	$187
Research and development	1,304	1,381	1,294	1,184
Selling, general and administrative	1,499	1,345	1,320	1,320

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses discussed below, our disclosure controls and procedures were not effective as of December 31, 2005 to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In performing this assessment, management used the criteria established by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP because of the following material weaknesses:

•	A material weakness in the design and operating effectiveness of controls over the accuracy and disclosure of stock-based compensation expense in conformity with GAAP. Specifically, we did not maintain effective controls over the following:

i)	the completeness and accuracy of the accounting for option cancellations, and

ii)	the accuracy of the recording of stock-based compensation.

These control deficiencies led to a misstatement of stock-based compensation expense that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the design and operating effectiveness of controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency led to a misstatement of the deferred tax asset and related tax provision that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the operating effectiveness of controls over the financial close, budgeting and reporting process. Specifically, we did not maintain effective controls over the following:

i)	completing a reconciliation for all key accounts each month, and

ii)	completing a detailed review of the actual results versus the budgeted results for each period.

•	A material weakness in the operating effectiveness of controls over allocation of expenses to the appropriate accounting period.

•	A material weakness in the control environment due to an insufficient number of qualified resources with required proficiency to apply our accounting policies.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements included in this annual report on Form 10-K, has issued an attestation report, included elsewhere herein, on our assessment of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described below, no changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Although we have already taken some actions to remediate the material weaknesses described above, we believe that further action is required to complete our remediation, including the need to hire additional finance staff and develop and implement enhanced processes. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting other than those described below.

These material weaknesses arise from several areas within the organization, including a finance staff with relatively limited experience and a complex international tax structure. The finance organization experienced significant turnover of the senior financial managers and staff during the past twelve months, including transitions in the positions of Chief Financial Officer, Corporate Controller and Accounting Manager in September 2005, February 2006 and August 2005, respectively.

We have been, and intend to continue, planning and implementing changes to our processes to improve our internal control over financial reporting. We have taken the following steps to remediate the conditions leading to the above stated material weaknesses:

•	In May 2005, we began to use a close checklist and close procedures that included both a pre-close and post-close review meeting and a formal review of the monthly results by the Controller, the CFO and finally the remainder of the executive team;

•	In August 2005, we hired an experienced stock administrator to review and validate equity-based compensation data and to administer the software tools used to generate the accounting data utilized to record and report equity-based compensation;

•	In August 2005, we hired an accounting manager with an MS in Accounting and over 20 years of experience to oversee and conduct the day-to-day accounting operations, the financial close each month and contribute to the technical accounting expertise in the department;

•	In September 2005, we hired a Chief Financial Officer with over 20 years of financial and operations management experience in the semiconductor and electronic design automation industries to oversee all areas of finance and accounting, including equity-based compensation disclosures and income taxes;

•	In September 2005, we outsourced the preparation of our tax provision and calculation of our deferred tax asset and valuation allowance to one of the four largest, international, independent public accounting firms (which is not our independent registered public accounting firm);

•	In November 2005, we began to use a tax checklist to ensure that all critical components of the tax provision had been considered during preparation;

•	In November 2005, we completed a thorough review of, and implemented changes to, our authorization and access controls within our accounting systems and related peripheral applications;

•	In December 2005, we hired an experienced tax professional with over five years of corporate tax experience; and

•	In February 2006, we hired a Corporate Controller with over 20 years of financial and operations management experience in the semiconductor and electronic design automation industries to oversee all areas of finance and accounting.

Not withstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2005.

Inherent Limitations on Effectiveness of Controls

While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their respective objectives will be met, we do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B.	OTHER INFORMATION.

Effective March 24, 2006, the Company entered into an agreement with Microsemi Corporation, pursuant to which the parties settled a patent infringement lawsuit that had been filed by Microsemi against the Company in the United States District Court for the Central District of California. Pursuant to the agreement, all of the claims in the action are to be dismissed with prejudice and Microsemi agreed not to sue the Company in the future on the four asserted patents. The Company agreed to make a one-time payment to Microsemi of $1.5 million. The settlement agreement is attached to this Form 10-K as Exhibit 10.18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monolithic Power Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Monolithic Power Systems, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	A material weakness in the design and operating effectiveness of controls over the accuracy and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the following:

i)    the completeness and accuracy of the accounting for option cancellations and

ii)    the accuracy of the recording of stock-based compensation.

These control deficiencies led to a misstatement of stock-based compensation expense that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the design and operating effectiveness of controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency led to a misstatement of the deferred tax asset and related tax provision that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the operating effectiveness of controls over the financial close, budgeting and reporting process. Specifically, the Company did not maintain effective controls over the following:

i)    completing a reconciliation for all key accounts each month, and

ii)    completing a detailed review of the actual results versus the budgeted results for each period.

•	A material weakness in the operating effectiveness of controls over allocation of expenses to the appropriate accounting period.

•	A material weakness in the control environment due to an insufficient number of qualified resources with required proficiency to apply our accounting policies.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 of the Company, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company, and our report dated March 27, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding lawsuits related to alleged patent infringement and alleged misappropriation of trade secrets as described in Note 12 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 27, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2006, which information is incorporated in this Form 10-K by reference. Information regarding our Code of Ethics is set forth under the caption “Available Information” in Part 1 of this Form 10-K. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

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

(b) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(3)#	Registrant’s 1998 Stock Plan and form of option agreement.

10.2(4)#	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3(5)#	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4(6)#	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7(9)#	Employment Agreement with Michael Hsing.

10.8(10)#	Employment Agreement with Tim Christoffersen.

10.9(11)#	Employment Agreement with Jim Moyer.

10.10(12)#	Change of Control Agreement with Deming Xiao.

Exhibit Number	Description
10.11(13)#	Offer Letter to Saria Tseng.

10.12(14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13(15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†(18)	Settlement Agreement with Linear Technology Corporation.

10.17(19)#	Employment Agreement with C. Richard Neely, Jr.

10.18	Settlement Agreement with Microsemi Corporation

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
#	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on November 15, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on November 15, 2004.

(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on July 13, 2004.
(12)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on November 15, 2004.
(13)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2004.
(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on September 10, 2004.
(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on September 10, 2004.
(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on September 10, 2004.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Commission file No. 333-117327), filed on September 10, 2004.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 10, 2006.
(19)	Incorporated by reference to Exhibit 99.1 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Gatos, California, on March 28, 2006.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: March 28, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Hsing and C. Richard Neely, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2006 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ C. RICHARD NEELY JR. C. Richard Neely Jr.	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

/s/ HERBERT CHANG Herbert Chang	Director

/s/ ALAN EARHART Alan Earhart	Director

/s/ JIM JONES Jim Jones	Director

/s/ JIM C. MOYER Jim C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director