Form 10-Q
period 2006-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2006-05-09
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined), or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 29,592,307 shares of the registrant’s common stock issued and outstanding as of April 24, 2006.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,938	$25,091
Short-term investments	38,724	38,814
Accounts receivable, net of allowances of $227 and $227 at 2006 and 2005, respectively	7,364	9,537
Inventories	8,543	6,165
Deferred income tax asset—current	3,774	3,671
Prepaid expenses and other current assets	1,751	1,501
Restricted assets—current	3,502	2,938

Total current assets	89,596	87,717

Property and equipment, net	9,480	6,238
Other assets	403	387
Restricted assets	6,514	6,433

Total assets	$105,993	$100,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,655	$6,583
Accrued compensation and related benefits	2,273	2,974
Accrued income tax payable	645	2,913
Accrued liabilities	10,046	9,797

Total current liabilities	23,619	22,267

Deferred rent	212	209
Deferred income tax liability	212	131

Total liabilities	24,043	22,607

Stockholders’ equity:
Common stock, $0.001 par value, $29 and $29 in 2006 and 2005, respectively; shares authorized: 150,000; shares issued and outstanding: 29,372 and 29,156 in 2006 and 2005, respectively	99,231	98,342
Deferred stock compensation	(1,762)	(4,544)
Notes receivable from stockholders	—	(398)
Accumulated other comprehensive income (loss)	(17)	(138)
Accumulated deficit	(15,502)	(15,094)

Total stockholders’ equity	81,950	78,168

Total liabilities and stockholders’ equity	$105,993	$100,775

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue	$24,763	$14,637
Cost of revenue (including stock-based compensation of $141 in 2006 and $129 in 2005)	9,373	5,546

Gross profit	15,390	9,091
Operating expenses:
Research and development (including stock-based compensation of $1,363 in 2006 and $778 in 2005)	5,067	3,182
Selling, general and administrative (including stock-based compensation of $1,179 in 2006 and $752 in 2005)	7,427	3,555
Patent litigation	4,064	4,498

Total operating expenses	16,558	11,235

Loss from operations	(1,168)	(2,144)
Other income (expense):
Interest and other income	599	372
Interest and other expense	(70)	(41)

Total other income (expense), net	529	331

Loss before income taxes	(639)	(1,813)
Income tax benefit	(231)	(430)

Net loss	(408)	(1,383)

Basic and diluted net loss per common share	$(0.01)	$(0.05)

Shares used in basic and diluted loss per common share	28,816	27,537

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(408)	$(1,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	548	375
Deferred income taxes	(23)	(587)
Tax benefit related to stock-based compensation plans	181	—
Excess tax benefit from stock option transactions	(174)	—
Stock-based compensation	2,683	1,662
Changes in operating assets and liabilities:
Accounts receivable	2,181	(130)
Inventories	(2,379)	(1,086)
Prepaid expenses and other assets	(265)	158
Accounts payable	2,938	1,363
Accrued liabilities	240	628
Accrued tax payable	(2,270)	(147)
Accrued compensation and related benefits	(718)	408
Deferred rent	14	47

Net cash provided by operating activities	2,548	1,308

Cash flows from investing activities:
Property and equipment purchases	(2,634)	(758)
Purchases of investments	(13,883)	(1,800)
Proceeds from sale of investments	13,973	2,200
Change in restricted assets	(564)	(27)

Net cash used in investing activities	(3,108)	(385)

Cash flows from financing activities:
Proceeds from stockholder note receivable	398	—
Proceeds from issuance of common stock	806	139
Additional IPO offering expenses	—	(32)
Excess tax benefits from exercise of stock options	174	—

Net cash provided by financing activities	1,378	107

Effect of change in exchange rates	29	(34)
Net increase in cash and cash equivalents	847	996
Cash and cash equivalents, beginning of period	25,091	32,019

Cash and cash equivalents, end of period	$25,938	$33,015

Supplemental disclosures of cash flow information:
Income tax paid	$1,886	$248

Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchase	$1,132	$—
Unrealized loss on investments	$—	$(17)
Restricted stock and stock options granted at less than fair market value	$781	$2,629

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 28, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

2. Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R).

At March 31, 2006, the Company had two stock option plans and an employee stock participation plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan (“ESPP Plan”). In the first quarter of fiscal 2006, the Company’s net loss was $408,000, which included, as a result of adopting SFAS 123(R), share-based compensation in the amount of $2.7 million and an income tax benefit of $231,000. If the Company had continued to account for share-based compensation under APB Opinion No. 25 as the Company did in the first quarter of fiscal 2005, share-based compensation in the first quarter of fiscal 2006 would have been $868,000 and the income tax benefit would have been approximately $178,000.

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved for issuance, 11,807,024 shares of common stock to be granted to the Company’s employees, directors and consultants. These grants had a maximum contractual term of ten years and had graded vesting generally over a four year requisite service period. The Plan provided for the granting of incentive stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory stock options were granted at a per share price of not less than 85% of the fair market value of the underlying stock at the date of grant. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was closed for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan in March 2004 and it was subsequently approved by the Company’s stockholders in November 2004. These grants have a maximum contractual term of ten years and have graded vesting generally over a four year requisite service period, subject to the employee’s continuous employment status. Generally, the options granted may be exercised upon vesting. There were 800,000 shares initially reserved for issuance under the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the lesser of 5% of the outstanding shares of common stock on the first day of the year; 2,400,000 shares; or a number of shares determined by the Board of Directors. Effective January 1, 2006, 1,457,786 shares were added to the 2004 Equity Incentive Plan pursuant to the automatic refresh provision of the plan.

The following table summarizes stock option activity, vesting and price information as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,379,216	$5.87
Options Granted	947,400	$16.81
Options Exercised	(86,918)	$2.85
Options Forfeited or Expired	(119,625)	$6.83
Outstanding at March 31, 2006	9,120,073	$7.02
Vested and exercisable	3,887,153	$3.96

As of March 31, 2006, 2,368,946 shares were available for future stock option grants. At March 31, 2006 the intrinsic value and average remaining contractual life was $106 million and 8.03 years for all outstanding options and $57.1 million and 7.01 years for vested options. Options granted in the three months ended March 31, 2006 and 2005 had a weighted-average grant date fair value of $7.10 and $4.60, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was approximately $1,127,115 and $589,339, respectively.

The value of the Company’s stock options granted under its stock option plans during the first three months of 2006 and 2005 was estimated at the date of grant using the following assumptions:

	March 31, 2006	March 31, 2005
Expected term	5.3 years	4 years
Expected volatility	67.39%	57.84%
Risk-free interest rate	4.55%	4.30%
Dividend yield	—	—

The Company estimated the expected term of its options based on historical exercises and cancellations of vested shares. The estimated expected volatility was based on the historical stock prices of companies similar to MPS, as it does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

At March 31, 2006, unamortized compensation expense related to unvested options was approximately $21.4 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.39 years.

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. These grants have no maximum contractual term and are vested at the purchase date. Under the Purchase Plan, eligible employees may purchase common stock through payroll deductions. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the lesser of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. In January 2006, the number of shares available for future issuance under the Employee Stock Purchase Plan was increased by 583,114 shares. As of March 31, 2006, there were 1,157,097 shares available for issuance under the Purchase Plan.

The Purchase Plan contains a ‘look-back’ option of up to six months prior to the purchase date and thus provides for a purchase price that is 85% of the lesser of the price on the grant date or the purchase date. Therefore, the plan is considered compensatory under FAS123R and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value of stock purchase rights granted under the Company’s Purchase Plan is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based, as above, on the historical volatility of a peer-group. The Company uses the U.S. Treasury yield for the risk-free interest rate.

The value of the Company’s stock purchase rights granted under the Purchase Plan during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the following weighted average assumptions:

	March 31, 2006	March 31, 2005
Expected term	0.58 years	0.73 years
Expected volatility	36.70%	40.00%
Risk-free interest rate	3.82%	4.00%
Dividend yield	—	—

Prior to the Company’s adoption of SFAS 123(R), the Company accounted for stock-based awards to employees under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The Company amortized deferred stock-based compensation over the vesting periods of the related options, which are generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions

The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services and SFAS 123, Accounting for Stock-Based Compensation. As required under SFAS 123, the reported net income and earnings per share for the three months ended March 31, 2005 have been presented to reflect the impact had the Company been required to include the fair value amortization (as determined using the Black-Scholes option pricing model) as an expense. The pro-forma amounts are as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

March 31, 2005
Net loss, as reported	$(1,383)
Add stock-based employee compensation included in net loss	1,051

Less stock-based employee compensation expense determined under the fair value method, net of tax	(1,659)

Pro forma net loss	(1,991)

Basic and diluted loss per share:
As reported	$(0.05)

Pro forma	$(0.07)

3. Inventories - Inventories are stated at the lower standard of cost or market (first in, first out) and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Work in progress	$3,410	$2,516
Finished goods	5,133	3,649

Total inventories	$8,543	$6,165

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Legal expense and settlement costs	$7,610	$7,297
Professional fees	757	731
Warranty	699	490
Deferred Revenue	318	266
Accrued outside sales commissions	269	355
Other	393	658

Total accrued liabilities	$10,046	$9,797

5. Comprehensive Loss and Net Loss per Share — Basic Net Income (Loss) per Share is computed based only on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income (Loss) per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the three months ended March 31, 2006 and 2005, the Company had securities outstanding, that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Three months ended March 31,
(Shares in thousands)	2006	2005
Stock options	8,974	8,315
Warrants	34	94
Restricted stock	335	—

Total	9,343	8,409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	Three months Ended March 31,
	2006	2005
Net loss	$(408)	$(1,383)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	—	(17)
Foreign currency translation adjustments	121	(18)

Comprehensive loss	$(287)	$(1,418)

6. Income Taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Consolidated Balance Sheet in accordance with SFAS No. 109. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the Income Tax Provision on the Consolidated Statements of Operations.

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At March 31, 2006, the Company’s estimate of the effective tax rate for the year ending December 31, 2006 is 37.7%. The Company’s effective tax rate for the year ended December 31, 2005 was 36.6%.

We also adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter ended March 31, 2006, tax expense was reduced by $231,000 as a result of disqualifying dispositions.

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. The Company derived substantially all of its revenue from sales delivered to customers located outside North America during the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, the Company had one customer to which sales exceeded 10% of revenue, accounting for 17% of revenue. For the three months ended March 31, 2005, the Company had three customers to which sales exceeded 10% of revenue, which accounted for 24%, 20%, and 11% of the Company’s revenue, respectively. The year over year decrease in the number of customers to which sales exceeded 10% of our revenue is due to our revenue growth and the diversification of our customer base. The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three Months Ended
Country	March 31, 2006	March 31, 2005
China	$9,519	$7,489
Taiwan	7,844	4,186
Korea	2,731	1,590
Europe	1,786	102
Japan	1,659	980
USA	774	176
Other	450	114

Total	$24,763	$14,637

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of net revenue by product type (in thousands):

	Three Months Ended
Product	March 31, 2006	March 31, 2005
DC to DC Converters	$16,415	$7,310
LCD Backlight Inverters	7,403	6,754
Audio Amplifiers	945	573

Total	$24,763	$14,637

The following is a summary of long-lived assets by geographic region; excluding restricted assets (in thousands):

Country	March 31, 2006	December 31, 2005
China	5,421	2,059
United States	4,031	4,148
Taiwan	111	105
Japan	39	43
Korea	32	19

Total	$9,634	$6,374

8. Litigation

O2 Micro, Inc. - Overview

Since November 2000, the Company has been engaged in multiple legal proceedings against O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to here as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of the Company’s LCD backlight inverter family, and all of the Company’s CCFL products could be affected by O2’s claims. For fiscal 2005, revenue from the Company’s CCFL backlight inverter product family was $38.1 million or 38.4% of total revenue. For the first quarter of 2006, CCFL revenue was $7.4 million, or 30% of total revenue. Products used in Asia represented a substantial portion of the Company’s 2005 CCFL revenue. O2 has also sued a number of other companies in the U.S. and Taiwan for patent infringement, including purchasers and/or users of certain of the Company’s products and the Company’s wafer manufacturer. All of these legal proceedings pose various degrees of risk to the Company’s business.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

O2’s Patents. The O2 patents at issue are (i) U.S. Patent No. 6,259,615 issued to O2 on July 10, 2001 and also relating to inverter ICs for LCD display products (“the ‘615 patent”), (ii) U.S. Patent No. 6,396,722 (“the ‘722 patent”), a continuation of the ‘615 patent that was issued to O2 on May 28, 2002, (iii) U.S. Patent No. 6,804,129 (“the ‘129 patent”), a continuation of the ‘615 and ‘722 patents that was issued to O2 on October 12, 2004, and (iv) Taiwan Patent No. 152318 that was issued to O2 on March 1, 2002, which is a counterpart to the ‘615 patent (“the ‘318 patent”). O2’s original applications for its U.S. ‘615 patent and its Taiwan ‘318 patent were substantially similar, but some of O2’s claims contained in the ‘318 patent were rejected by the U.S. Patent and Trademark Office and accordingly the U.S. patent was narrowed significantly before issuance. The Taiwan patent, however, was not similarly narrowed and was issued in the broader form originally requested.

U.S. Litigation

In consolidated cases pending in the United States District Court for the Northern District of California, O2 claimed that the Company misappropriated certain trade secrets, interfered with its economic advantage, and infringed its ‘615 patent, and the Company claimed that O2 infringed its ‘814 and ‘881 patents. In February and May, 2004, the judge ruled that the Company did not infringe O2’s ‘615 patent and dismissed O2’s claims for interference with economic advantage. In the trial of that case, the jury returned a verdict on July 18, 2005, finding that the Company had willfully misappropriated certain O2 trade secrets and awarding O2 damages in the amount of $12 million. The jury also found that O2 did not infringe the Company’s ‘814 and ‘881 patents and that the patent claims the Company had asserted against O2 are invalid. On October 3, 2005, the judge in the case issued a partial judgment that the Company’s products do not infringe O2’s ‘615 patent, confirming the previous summary judgment entered in the Company’s favor in February 2004. O2 has appealed this judgment. On November 10, 2005, the judge granted the Company’s motion to set aside the jury’s $12 million damages award, and instead awarded O2 a royalty of $900,000. Based on the jury’s finding of willful misappropriation of trade secrets, the judge also awarded exemplary damages of $1.8 million, bringing the total damages award to $2.7 million plus interest and costs of suit. The judge denied O2’s requests for an injunction and for attorneys’ fees, and also found that the Company had not engaged in inequitable conduct in the prosecution of the Company’s patents. On November 30, the judge issued an amended judgment clarifying the previous judgment. On December 30, the court awarded O2 its costs in the amount $0.1 million. On March 9, 2006, the judge ruled on the remaining post-trial motions and entered a second amended judgment. The judge denied all of the motions made by the Company and O2, except that the judge awarded O2 pre-judgment interest in the amount $0.3 million on the royalty previously awarded, and granted a procedural motion the Company had made to preserve certain rights pending resolution of issues on appeal. The Company has obtained and filed a bond to stay execution of the judgment previously entered, and is seeking a bond on the costs and pre-judgment interest awards pending any appeals. The Company and O2 have appealed from various aspects of the second amended judgment. The Company will continue to incur substantial legal expense in connection with any appeals in this case. If O2 were to be successful on any appeals from the judgments in the Company’s favor, the jury’s $12 million verdict could be reinstated and/or O2’s claims could be remanded for further proceedings, potentially including trial of issues that were decided in the Company’s favor on summary judgment. Rulings against the Company on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling the Company’s products in the U.S. Any such injunction or damages award would have a material adverse effect on the Company’s business and results of operations, at least for several quarters and possibly for a much longer period of time, depending on the extent of any such damage award and the scope and applicability of any such injunction.

In January 2003, O2 filed a lawsuit against Sumida Corp. and the Company’s customer Taiwan Sumida Electronics Inc. (TSE) in the U.S. District Court for the Eastern District of Texas alleging that TSE’s use of some of the Company’s CCFL products in its inverter board products infringes the ‘615 and ‘722 patents.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Sumida Corp. was subsequently dismissed from the case. On November 3, 2005, the judge ruled that TSE’s accused products do not infringe the ‘615 patent, based on the judgment entered in favor of the Company in Oakland. On November 17, 2005, the jury in the case rendered a verdict that TSE willfully contributed to and induced infringement of certain claims of O2’s ‘722 patent and that those claims of the patent are valid. A partial judgment has been entered in favor of TSE that it does not directly infringe those claims and that it does not infringe O2’s ‘615 patent. On April 12, 2006, the judge in the case rendered an opinion reversing the jury’s verdict that TSE contributed to infringement of the patent claims, but agreeing with the jury’s verdict that TSE induced infringement. A final judgment has been entered against Sumida for $4 million in damages plus O2’s costs in an amount to be determined. The judge also found that the case was a special case, entitling O2 to recover its attorneys fees in an amount to be determined. TSE and O2 have agreed that any award of attorneys’ fees will not exceed $3 million. While the Company was not a party to the litigation, the Company expects that O2 will argue that any judgment of patent infringement against TSE should be binding on the Company. The Company will oppose any such argument. The Company had previously entered into an agreement with TSE under which the Company had agreed to indemnify TSE against claims by O2; however, in August, 2005, the Company terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against the Company for breach of contract.

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

On October 12, 2004, O2 filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas in which O2 alleges that certain of the Company’s CCFL products infringe the ‘129 patent. O2 has sued several of the Company’s direct and indirect customers and ASMC in the case, and has asserted claims against them for infringement of the ‘129 patent, the ‘722 patent, and the ‘615 patent. The Company is defending and indemnifying some of these defendants. One of the other defendants, Compal Electronics has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. On November 18, 2005, O2 filed a second amended complaint adding a claim for unfair competition against the Company and Michael Hsing, the Company’s CEO. On December 19, 2005, the Company filed a counterclaim against Delta Electronics and a third party complaint against O2 for wrongful trade secret misappropriation and unfair competition. Pursuant to the Company’s request, this case has been transferred to the Northern District of California, and is now pending before the same judge who is hearing the case pertaining to the ‘722 patent.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

merits. In January 2003, the Shihlin District Court in Taiwan issued a preliminary injunction prohibiting the Company from manufacturing, designing, displaying, importing or selling the Company’s MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at the Company’s request.

The Company believes that the Company has at all times conducted the Company’s business in compliance with the injunction. Nevertheless, O2 has repeatedly attempted various actions to persuade the court that the Company has violated it. The court has not yet issued a ruling on O2’s motion. The Company intends to continue pursuing any and all available legal avenues to remove the preliminary injunction and/or have O2’s ‘318 patent declared invalid.

The Company’s Counter-Injunctions against O2. The Company has obtained two counter-injunctions from the Taipei District Court against O2, the first of which prohibits O2 from interfering with the Company’s or other parties’ use of the Company’s MP 1011A and MP 1015 products. The second injunction prohibits O2 from interfering with the manufacture, sale, use or importation, by either the Company or a third party, of a number of the Company’s other products which are specifically enumerated in the injunction, although the MP 1010B is not specifically addressed in this counter-injunction. The Company posted cash bonds of approximately $6.1 million (including the $90,000 bond discussed below) with the Taipei District Court in connection with the two defensive preliminary injunctions. These bonds are currently recorded as restricted assets on the Company’s balance sheet. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable. A forfeiture of any substantial part of the bonds would materially and adversely affect the Company’s results of operations and financial position for that quarter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

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

Effective March 24, 2006, the Company entered into a settlement agreement with Microsemi, pursuant to which all claims in the action were dismissed with prejudice, and Microsemi agreed not to sue the Company in the future on the four asserted patents. The Company made a one-time payment to Microsemi of $1.5 million, which was recorded in the fourth quarter of 2005 as a provision for litigation awards and settlements. The settlement agreement is attached to the Company’s 2005 Form 10K as Exhibit 10.18. On March 29, 2006, pursuant to the terms of the settlement agreement, the action was dismissed with prejudice.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to continually introduce new products, and our expectation that we will derive an increasing percentage of our revenue from new products,

•	seasonality in the markets in which we sell our products,

•	our expectation that we will experience higher revenue in the second half of each calendar year,

•	increasing diversity in our product mix,

•	expectations of, and provisions for, future income taxes, and

•	estimates of our future liquidity requirements.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits. We currently offer products that serve multiple markets including notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants among others. We believe we differentiate ourselves by offering integrated circuit solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications, and, accordingly, more cost-effective than many competing solutions. As we continue to grow our business, we plan to introduce additional new products within our existing product families and other products including voltage references.

We derive a majority of our revenue from sales of our DC to DC converter product family which services the computing, consumer electronics and wireless markets. In the future, we expect increased revenue from sales of our other products, such as audio ICs and the new product offerings mentioned above. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, diversify our customer base, and successfully secure manufacturing capacity.

We operate in the cyclical semiconductor industry. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term. In addition, we currently operate as a fabless company, working with third parties to manufacture and assemble our integrated circuits. This has enabled us to minimize our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

The markets in which we sell our products are subject to seasonality. Our revenue is generally higher in the third and fourth quarters of each calendar year relative to the first and second quarters, as customers place orders to meet year-end holiday demand. Due to this seasonality, our revenue tends to decrease in the first quarter of each calendar year relative to the prior quarter. However, our overall revenue growth makes it difficult for us to assess accurately the impact of seasonal factors on our business. This difficulty is partly attributable to increasing diversity in our product mix and to the differential rates of market share growth in our product families.

Following the introduction of a product, our sales cycle generally takes 6 to 12 months to complete. Volume production is usually achieved an additional 3 to 6 months after we receive initial customer orders for a new product. Typical lead times for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue challenging.

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers.

For the three months ended March 31, 2006, we had one customer to which sales exceeded 10% of our revenue, accounting for 17% of revenue. For the three months ended March 31, 2005, we had three customers to which sales exceeded 10% of revenue, accounting for 24%, 20%, and 11% of revenue, respectively. The year over year decrease in the number of customers to which sales exceeded 10% of our revenue is due to our revenue growth and the diversification of our customer base.

We derived 97% of our revenue from sales to foreign customers during the three months ended March 31, 2006. The vast majority of this revenue was from direct sales or sales through distribution arrangements to parties located in Asia, as many of our ICs are components in electronic products manufactured in Asia. Revenues for the three months ended March 31, 2006 were up 69% from the three months ended March 31, 2005 but down 24% from the three months ended December 31, 2005. In addition to the factors described in Results of Operations below, this sequential decline was due to first-quarter seasonality and a buildup in inventory by certain of our distributors in the three months ended December 31, 2005 that resulted in lower sales to such distributors in the three months ended March 31, 2006. Gross Margins for the three months ended March 31, 2006 remained in our target range of 58%- 63%. The startup of the Chengdu Test Operations in the three months ended March 31, 2006 as well as reduced efficiencies due to lower shipment volumes, contributed to lower gross margins as compared to the three months ended December 31, 2005. Lower revenues, the addition of sales and design personnel and employee stock-based compensation expense attributable to our recent adoption of FAS123R resulted in a net loss from operations in the quarter ended March 31, 2006. For more details see Results of Operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations, contingencies, litigation and valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

The majority of our sales are made through distribution arrangements with third parties. We recognize revenue upon our shipment to those third party distributors under these distribution arrangements. Although some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases, we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days from invoice date, and our arrangements with our largest distributors generally do not include price protection provisions. In addition, the terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter for 2006, we signed a distribution agreement with a major US Distributor. The majority of the revenue from this distributor will be recognized on a resale basis. Through the first quarter of 2006, no shipments were made under this agreement.

Warranty Reserves. Prior to August 1, 2005, we provided a standard 90-day warranty against defects in materials and workmanship. Effective August 1, 2005, we extended the warranty period to one year for all our products. For products sold under our warranty, we will repair the goods, provide replacements at no charge to the customer, or refund amounts to the customer for defective products. Warranty reserves were established beginning August 1, 2005 due to this change in the standard warranty period. We record estimated warranty costs at the time we recognize product revenue. These costs are based on historical experience by product over the preceding 12 months. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

We also adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital. During the quarter ended March 31, 2006, tax expense was reduced by $231,000 as a result of disqualifying dispositions.

As of March 31, 2006 and December 31, 2005, we had a valuation allowance of $2.2 million and $2.1 million, respectively, attributable to management’s determination that a portion of the deferred tax assets associated with certain stock based compensation transactions will not be realized. Should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Contingencies. We are currently engaged in litigations that are described in Note 8 to our Condensed Consolidated Financial Statements. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing) prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on results of operations.

Accounting for Stock-Based Compensation. Beginning in fiscal year 2006, we began accounting for stock-based compensation arrangements in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), compensation cost is established by determining the fair value of the option on the date of grant. The compensation cost is then amortized straight-line over the vesting period. We use the Black Scholes option pricing model to determine the fair value of the stock options at the date of grant. Black Scholes requires us to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue (including stock-based compensation)	37.9	37.9

Gross profit	62.1	62.1
Operating expenses:
Research and development (including stock-based compensation)	20.4	21.7
Selling, general and administrative (including stock-based compensation)	30.0	24.3
Patent litigation	16.4	30.7

Total operating expenses	66.8	76.7
Operating loss	(4.7)	(14.6)

Other income (expense):
Interest and other income	2.4	2.5
Interest and other expense	(0.3)	(0.2)

Total other income (expense), net	2.1	2.3
Loss before income taxes	(2.6)	(12.3)

Income tax benefit	(1.0)	(2.8)

Net loss	(1.6)%	(9.5)%

Revenue. Revenue for the three months ended March 31, 2006 was $24.8 million, an increase of $10.1 million, or 69.2%, over $14.6 million for the three months ended March 31, 2005. Revenue from our DC to DC converter product family increased $9.1 million, or 124.6%, due to higher volume shipments resulting from increased order rates for existing and new products for shipments into the computer and consumer electronic communications markets. Revenue from our LCD backlight inverter product family increased $0.6 million, or 9.6%, due to higher volume shipments resulting from increased order rates for existing and new products. Revenue for our audio amplifier product family increased $0.4 million, or 64.9%, due to an increased demand for our existing products.

Non-domestic revenue for the three months ended March 31, 2006 was $24.0 million or 97%, an increase of $9.5 million as compared to non-domestic revenue of $14.5 million, or 98.8% of revenue, for the three months ended March 31, 2005. This increase was due mainly to higher volume shipments resulting from increased order rates for existing and new products.

In previous years, we have experienced rapid revenue growth and have gained significant market share in a relatively short period of time due to increased sales of our LCD backlight inverter and DC to DC converter product families. Specifically, our annual revenue increased 310% during the two years ending December 31, 2005. In the first quarter of 2006, we began experiencing shipment volumes lower than seasonal expectations. The ongoing litigation with O2 Micro and the recent adverse jury verdicts in two cases have resulted in some lost revenue and orders. In addition, certain of our distributors overestimated their own end customer demand and/or underestimated their own inventory at the end of the year. As a result, they ordered more of our products in the fourth quarter of 2005 than they needed to fulfill the requirements of their end customers. Accordingly, orders from these distributors in the first quarter of 2006 were lower than would otherwise have been expected. The following table illustrates changes in our revenue by product family (amounts in thousands):

	For the three months ended March 31,
	2006		2005		Change
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
	Amount		Amount
DC to DC Converters	$16,415	66.3%	$7,310	50.0%	124.6%
LCD Backlight Inverters	7,403	29.9%	6,754	46.1%	9.6%
Audio Amplifiers	945	3.8%	573	3.9%	64.9%

	$24,763	100.0%	$14,637	100.0%	69.2%

Gross Profit. Gross profit as a percentage of revenue, was 62.1% for both the three months ended March 31, 2006 and March 31, 2005. Gross profit for the three months ended March 31, 2006 included $0.5 million of start-up expenses for our Chengdu testing facility.

Research and Development.

	Three months ended March 31,
	2006	2005	Change
	(in thousands)
Revenue	$24,763	$14,637	69.2%
Research and development (“R&D”) (including stock-based compensation of $1,363 in 2006 and $778 in 2005)	5,067	3,182	59.2%

R&D as a percentage of revenue	20.5%	21.7%	(1.2)%

Research and development expense was $5.1 million, or 20.5% of revenue, for the three months ended March 31, 2006 and $3.2 million, or 21.7% of revenue, for the three months ended March 31, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the US and Asia. In the first quarter of 2006, we completed the start up phase of our design center in China and initiated start-up activities for several design centers outside of California. The increase in stock-based compensation is primarily due to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

Selling, General and Administrative.

	Three months ended March 31,
	2006	2005	Change
	(in thousands)
Revenue	$24,763	$14,637	69.2%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,179 in 2006 and $752 in 2005)	7,427	3,555	108.9%

SG&A as a percentage of net revenue	30.0%	24.3%	5.7%

Selling, general and administrative expense was $7.4 million, or 30.0% of revenue, for the three months ended March 31, 2006, and $3.6 million, or 24.3% of revenue, for the three months ended March 31, 2005. $1.2 million was primarily due to increases in sales personnel and advertising expenses. We also incurred $1.8 million of additional professional fees primarily for auditing, tax and accounting services and activities related to finalizing year one of Sarbanes-Oxley compliance, the implementation of SFAS 123(R), and the restatement of prior SEC. Stock-based compensation allocated to selling, general and administrative expense was $1.2 million, or 4.8% of revenue for the three months ended March 31, 2006, compared to $0.8 million, or 5.1% of revenue for the three months ended March 31, 2005. The increase in stock-based compensation is primarily due to the adoption of SFAS 123(R) effective January 1, 2006.

Patent Litigation.

	Three months ended March 31,
(in thousands)	2006	2005	Change
Revenue	$24,763	$14,637	69.2%
Litigation expenses	4,064	4,498	(9.6)%

Litigation expenses as a percentage of net revenue	16.4%	30.7%	(14.3)%

Patent litigation expense was $4.1 million, or 16.4% of revenue, for the three months ended March 31, 2006, and $4.5 million or 30.7% of revenue, for the three months ended March 31, 2005. For a more complete description of our litigation matters, please see Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements.

Income Tax Benefit. In the first quarter of 2006, we had an income tax benefit of $0.2 million. This was the result of our $0.6 million pre-tax loss for the three months ended March 31, 2006. Income tax expense in 2006 is based on our estimated annual effective tax rate of 37.7%. Our effective tax rate is based on the mix of income between domestic and non-domestic operations.

Liquidity and Capital Resources.

As of March 31, 2006, we had working capital of $66.0 million, including cash and cash equivalents of $25.9 million, investments of $38.7 million and restricted assets-current of $3.5 million. This compared to working capital of $65.5 million, including cash and cash equivalents of $25.1 million, investments of $38.8 million and restricted assets-current of $2.9 million as of December 31, 2005. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2006, compared to $1.3 million for the three months ended March 31, 2005. The increase in cash provided by operating activities for the three months ended March 31, 2006, was primarily driven by increased collection of accounts receivable, the timing of certain inventory related accounts payable and taxes payable. Net cash used in investing activities was $3.1 million in the three months ended March 31, 2006 and $0.4 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, we purchased $2.6 million of capital equipment primarily for our Chengdu, China facility.

We use professional investment management firms to manage the majority of our invested cash. External investment firms managed 65.4% of our cash and investment balances for the year ended March 31, 2006. All investments are made according to guidelines and policies approved by the Board of Directors. Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was $1.4 million and $0.1 million, respectively. The increase in net cash provided by financing activities for the three months ended March 31, 2006 was due to $0.2 million in proceeds from the exercise of stock options, $0.6 million from the issuance of common stock under the Employee Stock Purchase Plan and repayment of a note by a stockholder.

We believe that cash generated from operations, together with the liquidity provided by existing cash balances and short term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see our Consolidated Statement of Cash Flows.

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices under noncancelable operating leases which expire at various dates through 2010. Certain of our facility leases provide for periodic rent increases. In addition, we entered into lease arrangements in 2004 for facilities located in Chengdu, Shanghai and Shenzhen, China. Total obligations under these leases are included in the table below.

We outsource the production of wafers to a third party foundry. The agreement with the foundry provides for a non-binding rolling six-month production forecasts. Additionally, we purchased assembly services from 2 Asian contractors. As of March 31, 2006 total outstanding purchase commitments were $14.1 million.

As of March 31, 2006, we had no off-balance sheet financing arrangements or activities outside of operating leases and purchase orders other than those discussed above. The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow over the next five years (in thousands):

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$2,783	$958	$1,652	$173	$—
Outstanding purchase commitments	14,067	14,067	—	—	—

	$16,850	$15,025	$1,652	$173	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the filing of this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, and concluded that due to the material weaknesses described below, we did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified:

•	A material weakness in the design and operating effectiveness of controls over the accuracy and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, we did not maintain effective controls over the following:

•	the completeness and accuracy of the accounting for option cancellations and

•	the accuracy of the recording of stock-based compensation.

These control deficiencies led to a misstatement of stock-based compensation expense that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the design and operating effectiveness of controls over the accounting for income taxes, including the calculation of the income tax provision and related deferred tax assets and liabilities. This control deficiency led to a misstatement of the deferred tax asset and related tax provision that resulted in a material misstatement to the financial statements in prior periods which was not prevented or detected.

•	A material weakness in the operating effectiveness of controls over the financial close, budgeting and reporting process. Specifically, we did not maintain effective controls over the following:

•	completing a reconciliation for all key accounts each month, and

•	completing a detailed review of the actual results versus the budgeted results for each period.

•	A material weakness in the operating effectiveness of controls over allocation of expenses to the appropriate accounting period.

•	A material weakness in the control environment due to an insufficient number of qualified resources with required proficiency to apply our accounting policies.

These material weaknesses were previously reported in our 2005 Form 10-K filed with the SEC on March 28, 2006. We have not yet completed the remediation efforts required to address these material weaknesses. However, we have outlined a remediation plan that addresses all control deficiencies and material weaknesses.

Changes in internal control over financial reporting. In response to the material weaknesses described above, during the period covered by this quarterly report on Form 10-Q, we made the following changes to our internal controls over financial reporting that will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We hired a new Corporate Controller with over 20 years of financial and operations management experience in the semiconductor and electronic design automation industries to oversee all areas of finance and accounting.

•	We upgraded the software used to record awards of stock-based compensation and calculate related expense required by SFAS 123(R).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a complete description of our legal proceedings, please see our Form 10K filed with the SEC on March 28, 2006, and Note 8 to our Condensed Consolidated Financial Statement, which are incorporated herein by reference. Only significant developments since March 28, 2006 are included in this Item.

O2 Micro, Inc. (“O2”)

In the consolidated cases pending in the United States District Court for the Northern District of California in which O2 alleges that certain of our CCFL products infringe O2’s ‘615 patent and that we misappropriated some of O2’s alleged trade secrets, and in which we allege that O2 infringes two of our patents, we have filed a Notice of Appeal from the second amended judgment that was entered on March 9, 2006, and O2 has filed a Notice of Cross-Appeal.

The case that O2 filed on October 12, 2004 in the United States District Court for the Eastern District of Texas, in which O2 alleges that we, ASMC, and certain of its customers infringe various of the O2 patents, has been transferred to the United States District Court for the Northern District of California. The case will be heard by the same judge who is hearing the case pertaining to O2’s ‘722 patent and who presided over the case involving O2’s ‘615 patent and alleged trade secrets. The case has not yet been scheduled for trial.

Taiwan Sumida Electronics Corporation (“TSE”)

In the action that O2 filed against TSE in January, 2003, in the United States District Court for the Eastern District of Texas, on April 12, 2006, the judge in the case rendered an opinion reversing the jury’s verdict that TSE contributed to infringement of the asserted claims of O2’s ‘722 patent but agreeing with the jury’s verdict that TSE induced infringement. A final judgment has been entered against Sumida for $4 million in damages plus costs in an amount to be determined. The judge also found that the case was a special case, entitling O2 to recover its attorneys fees in an amount to be determined. TSE and O2 have agreed that any award of attorneys’ fees will not exceed $3 million.

Microsemi Corporation

On March 29, 2006, pursuant to the terms of the settlement agreement entered into between Microsemi and us, the case that had been filed against us by Microsemi Corporation on October 7, 2004, in the United States District Court for the Central District of California was dismissed with prejudice.

ITEM 1.a. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2 and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party was to make a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team could also be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

The fiscal year ended December 31, 2005 was our first profitable full year of operations. Prior to this year we had incurred losses on an annual basis since our inception, and we incurred a loss of $408,000 for the first quarter ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $15.5 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock based compensation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses associated with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families, we have experienced significant revenue growth in a relatively short period of time. Specifically, our annual revenue increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $99.1 million in 2005. We do not expect similar degrees of revenue growth gains in future periods for several reasons, including the ongoing litigation with O2 and the recent adverse jury verdicts in two cases which have resulted in some lost revenue and orders.

Due to our limited operating history and the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately budgeting for our expenses.

We were incorporated in 1997 and did not begin generating meaningful revenue until 2000. As a result, we have only a short history from which to predict future revenue and budget our expenses. Our limited operating experience combined with the rapidly evolving nature of the markets into which we sell our products, as well as other factors beyond our control, reduce our ability to accurately forecast quarterly or annual revenue or our expected expenses. We provide components for end products and systems, and therefore demand for our products is influenced by demand for the ultimate end product built by our customers and their end customers. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that use our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors are subject to higher risk and may be more volatile because they service demand from other companies which is difficult to forecast accurately. If our distributors do not manage their inventory correctly, or misjudge their own customers’ demand, our shipments to and orders from our distributors may vary unpredictably on a quarter to quarter basis. For example, in the fourth quarter of 2005, certain of our distributors overestimated their own end customer demand and/or underestimated their existing inventory and, as a result, ordered more of our products than they needed to fulfill their customer requirements. Accordingly, our shipments to these distributors in the first quarter of 2006 were lower than our normal seasonality would predict.

Finally, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter, which we refer to as our turns business. Due to our reliance on the turns business, combined with the fact that we typically do not enter into long-term agreements with our customers [nor do our customers provide us with forecasts of their future product requirements], accurately forecasting our revenue for any given quarter is difficult.

We expect our operating results to fluctuate from quarter to quarter and year to year, which may make it difficult to predict our future performance and could cause our stock price to decline.

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter to quarter and year to year in the future due to a number of factors, many of which are beyond our control. For example, seasonality in our business results in our revenue for the first quarter of each being less than the revenue for the last quarter of the previous year. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and the related expenses in our litigation matters with O2, Micrel, TSE and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	our reliance on our turns business;

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates, or tax rates.

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

As a small public company that has undergone a rapid rate of growth, we have experienced a significant strain on our management, operational and financial resources and systems that has, among other things, adversely affected our internal control over financial reporting. We recently restated our financial statements for certain prior periods and also reported that our internal control over financial reporting was not effective as a result of certain material weaknesses described in Item 4 of Part I of this quarterly report. The accounting errors that resulted in our recent restatements were due, in part, to insufficient resources in our finance department. We engaged outside consultants to assist us with these restatements because we did not have adequate internal resources to complete this task on our own. If we fail to adequately staff our accounting and finance function with permanent personnel and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. Because of the limited number of personnel in our finance department, the operation of our business depends upon our ability to retain these employees while we continue to improve controls and add additional personnel. These employees hold a significant amount of institutional knowledge about the company, and, if they were to terminate their employment, our internal control over financial reporting could be adversely affected.

We have a complex international tax structure which could lead to unfavorable adjustments by the Internal Revenue Service or other tax authorities.

We have a complex international tax structure. Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements. Such an adjustment could have a material impact on our financial condition and results of operations.

We face risks in connection with the material weaknesses in our internal control over financial reporting and any related remedial measures that we undertake.

In accordance with Section 404 of the Sarbanes-Oxley Act, we included in our 2005 annual report on Form 10-K a management report regarding the effectiveness of our internal control over financial reporting as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In preparation for issuing this management report, we documented, evaluated and tested our internal control over financial reporting.

As a result of various accounting errors, we recently restated our annual report on Form 10-K for the year ended December 31, 2004 and quarterly reports on Form 10-Q for the first and second quarters of 2005. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we identified a number of material weaknesses that are described in Item 4 of Part I of this quarterly report.

As of the date of this report, we have not remediated any of these material weaknesses. We cannot be certain that the measures we have already taken and are planning to take to remediate the material weaknesses will sufficiently and satisfactorily address these identified material weaknesses in full. Furthermore, we cannot be certain that we will not discover additional material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective in any future period, or we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price and potentially subject us to litigation.

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

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. In 2005, 98% of our revenue was from foreign customers, and approximately 90% of our revenue in the first quarter of 2006 was from customers located in Asia. There are risks inherent in doing business internationally, including:

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

We have constructed a new testing facility in China and have begun limited operations. The establishment of a testing facility in China involves its own risks and uncertainties. In addition to the risks discussed elsewhere in this quarterly report, we face the following risks, among others:

•	inability to establish appropriate and acceptable manufacturing controls;

•	failure to achieve ISO certification for the facility, timely or at all;

•	inability to establish sufficient controls and processes for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	higher than anticipated overhead and other costs of operation.

If we are unable to attain fully operational status with appropriate controls, processes, and certifications in a timely manner, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

We plan to expand our domestic and foreign operations through internal growth, strategic relationships, or acquisitions. We expect that any such expansion will strain our systems and operational and financial controls, some of which are already in need of improvement as evidenced by the material weaknesses that are described in Item 4 of Part I of this quarterly report on Form 10-Q. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls, as well as hire experienced administrative and financial personnel. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to; Intersil Corporation, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, Fairchild Semiconductor, Analog Devices and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 9, 2006
/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Purchase Order to ASM America, Inc. to purchase Epitaxial Reactor.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.