Form 10-Q
period 2006-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2006-08-04
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 30,007,578 shares of the registrant’s common stock issued and outstanding as of July 31, 2006.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,602	$25,091
Short-term investments	39,350	38,814
Accounts receivable, net of allowances of $227 at 2006 and 2005	9,874	9,537
Inventories	9,076	6,165
Deferred income tax asset – current	3,489	3,671
Prepaid expenses and other current assets	2,617	1,501
Restricted assets – current	3,499	2,938

Total current assets	89,507	87,717

Property and equipment, net	10,963	6,238
Other assets	463	387
Restricted assets	6,532	6,433

Total assets	$107,465	$100,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,100	$6,583
Accrued compensation and related benefits	3,176	2,974
Accrued income tax payable	—	2,913
Accrued liabilities	8,578	9,797

Total current liabilities	17,854	22,267

Deferred rent	235	209
Deferred income tax liability	—	131

Total liabilities	18,089	22,607

Stockholders’ equity:
Common stock, $0.001 par value, $30 and $29 in 2006 and 2005, respectively; shares authorized: 150,000; shares issued and outstanding: 29,979 and 29,156 in 2006 and 2005, respectively	105,252	98,342
Deferred stock compensation	(1,266)	(4,544)
Notes receivable from stockholders	(191)	(398)
Accumulated other comprehensive income (loss)	23	(138)
Accumulated deficit	(14,442)	(15,094)

Total stockholders’ equity	89,376	78,168

Total liabilities and stockholders’ equity	$107,465	$100,775

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Revenue	$26,601	$22,257	$51,364	$36,894
Cost of revenue (including stock-based compensation of $147 and $288 for the three and six months ended June 30, 2006 and $131 and $260 for the three and six months ended June 30, 2005)	9,833	8,168	19,206	13,714

Gross profit	16,768	14,089	32,158	23,180
Operating expenses:
Research and development (including stock-based compensation of $1,346 and $2,709 for the three and six months ended June 30, 2006 and $698 and $1,477 for the three and six months ended June 30, 2005)	5,427	3,753	10,493	6,936
Selling, general and administrative (including stock-based compensation of $1,596 and $2,775 for the three and six months ended June 30, 2006 and $531 and $1,283 for the three and six months ended June 30, 2005)	6,699	4,528	14,126	8,083
Patent litigation	2,821	17,372	6,885	21,870

Total operating expenses	14,947	25,653	31,504	36,889

Income (loss) from operations	1,821	(11,564)	654	(13,709)
Other income (expense):
Interest and other income	626	320	1,225	693
Interest and other expense	(110)	(45)	(180)	(86)

Total other income (expense), net	516	275	1,045	607

Income (loss) before income taxes	2,337	(11,289)	1,699	(13,102)
Income tax provision (benefit)	1,278	(4,585)	1,047	(5,014)

Net income (loss)	1,059	(6,704)	652	(8,088)

Basic income (loss) per common share	$0.04	$(0.24)	$0.02	$(0.29)

Diluted income (loss) per common share	$0.03	$(0.24)	$0.02	$(0.29)

Shares used in basic net income per common share	29,412	27,721	29,126	27,638
Dilutive effect of stock options and restricted stock	4,192	—	4,227	—

Shares used in diluted net income per common share	33,604	27,721	33,353	27,638

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net profit (loss)	$652	$(8,088)
Adjustments to reconcile net profit (loss) to net cash (used in) provided by operating activities:
Depreciation	1,264	808
Loss on disposal of property and equipment	53	—
Deferred income taxes	182	(5,286)
Tax benefit related to stock-based compensation plans	1,125	266
Excess tax benefit from stock option transactions	(2,706)	—
Stock-based compensation	5,772	3,008
Changes in operating assets and liabilities:
Accounts receivable	(329)	(2,692)
Inventories	(2,913)	(945)
Prepaid expenses and other assets	(1,189)	350
Accounts payable	(709)	608
Accrued liabilities	(1,239)	14,721
Accrued tax payable	(2,916)	(371)
Accrued compensation and related benefits	183	1,346
Deferred tax liabilities	(132)	—
Deferred rent	46	49

Net cash (used in) provided by operating activities	(2,856)	3,774

Cash flows from investing activities:
Property and equipment purchases	(5,790)	(1,483)
Proceeds from sale of assets	1	1
Purchases of investments	(17,809)	(43,400)
Proceeds from sale of investments	17,273	43,300
Change in restricted assets	(561)	(27)

Net cash used in investing activities	(6,886)	(1,609)

Cash flows from financing activities:
Proceeds from stockholder note receivable	398	—
Proceeds from issuance of common stock	3,100	522
Additional IPO offering expenses	—	(15)
Excess tax benefits from exercise of stock options	2,706	—

Net cash provided by financing activities	6,204	507

Effect of change in exchange rates	49	(18)
Net (decrease) increase in cash and cash equivalents	(3,489)	2,654
Cash and cash equivalents, beginning of period	25,091	32,019

Cash and cash equivalents, end of period	$21,602	$34,673

Supplemental disclosures of cash flow information:
Income tax paid	$4,399	$248
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchase	$223	$—
Unrealized loss on investments	$—	$(11)
Restricted stock and stock options granted at less than fair market value	$1,078	$2,120

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

2. Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS No. 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid.

At June 30, 2006, the Company had two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan (“ESPP Plan”). For the three and six months ended June 30, 2006, the Company’s net income was $1.1 million and $0.7 million, respectively. This included $3.1 million and $5.8 million, respectively, in stock-based compensation.

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved for issuance, 11,807,024 shares of common stock to be granted to the Company’s employees, directors and consultants. Options granted under the 1998 Plan had a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was closed for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan in March 2004. The Plan was subsequently approved by the Company’s stockholders in November 2004. Options granted under the 2004 Plan generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. As of June 30, 2006, 2,077,234 shares were available for future option grants. Effective January 1, 2006, 1,457,786 shares were added to the 2004 Equity Incentive Plan pursuant to the automatic refresh provision of the plan.

A summary of the status of our stock option plans at June 30, 2006 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,379,216	$5.87
Options granted	1,361,900	16.30
Options exercised	(656,107)	3.87
Options forfeited	(250,336)	11.39
Options expired	(108)	10.00

Outstanding at June 30, 2006	8,834,565	$7.47	7.97	$44,858,579

Options exercisable at June 30, 2006 and expected to become exercisable	8,402,455	$7.27	7.93	$43,885,184

Options vested and exercisable at June 30, 2006	3,907,356	$4.29	7.05	$29,500,041

The total fair value of options that vested during the three and six months ended June 30, 2006 was $2.5 million and $4.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $7.6 million and $8.7 million, respectively. Net cash proceeds from the exercise of stock options were $2.5 million and $2.7 million for the three and six months ended June 30, 2006, respectively.

The employee stock-based compensation expense recognized under SFAS 123(R) and presented in the pro forma disclosure required under SFAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected term (years)	4.37	6.30	5.03	6.37
Expected volatility	56.60%	64.51%	64.14%	61.32%
Risk-free interest rate	5.07%	4.16%	4.69%	4.23%
Dividend yield	—	—	—	—

In estimating the expected term, the Company considered its historical stock option exercise experience, post vest cancellations and remaining contractual term of the options outstanding. The estimated expected volatility was based on the historical stock prices of companies similar to MPS, as the Company does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

At June 30, 2006, unamortized compensation expense related to unvested options was approximately $21.2 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.75 years.

Pro Forma Information for Period Prior to Adoption of SFAS 123(R)

The following pro forma net loss and net loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock plans under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(6,704)	$(8,088)
Add stock-based employee compensation included in net loss	855	1,906
Less stock-based employee compensation expense determined under the fair value method, net of tax	(1,584)	(3,243)

Pro forma net loss	$(7,433)	$(9,425)

Basic and diluted loss per share:
As reported	$(0.24)	$(0.29)

Pro forma	$(0.27)	$(0.34)

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. The Purchase Plan allows employees to purchase the Company’s common stock at 85 percent of the fair value at certain specified dates. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. In January 2006, the number of shares available for future issuance under the Purchase Plan was increased by 583,114 shares. As of June 30, 2006, there were 1,157,097 shares available for issuance under the Purchase Plan.

The plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the three and six months ended June 30, 2006 was $124,000 and $146,000, respectively. There were no compensation expenses related to the Company’s ESPP for the three and six months ended June 30, 2005. The Black-Scholes pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2006, the following assumptions were used in the valuation of the stock purchase rights:

June 30, 2006
Expected term (years)	0.42
Expected volatility	42.04%
Risk-free interest rate	4.75%
Dividend yield	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Prior to the Company’s adoption of SFAS 123(R), the Company accounted for stock-based awards to employees under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The Company amortized deferred stock-based compensation over the vesting period of the option, which is generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinion No. 25.

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company grants stock options to its consultants in exchange for services. The fair value of the vested portion of the grant is expensed over the service period. The compensation expense related to non-employees was $3,000 and $31,000 for the three months ended June 30, 2006 and 2005, respectively, and $55,000 and $76,000 for the six months ended June 30, 2006 and 2005, respectively. The Black-Scholes pricing model was used to value the non-employee options, using the following assumptions:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected term (years)	7.37	8.05	7.43	8.15
Expected volatility	66.86%	66.90%	68.41%	62.47%
Risk-free interest rate	5.05%	3.85%	4.83%	4.12%
Dividend yield	—	—	—	—

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. At June 30, 2006, there were 333,323 shares subject to repurchase with a weighted average exercise price of $0.001 per share and a weighted average grant date fair value of $10.29 per share. At June 30, 2005, there were 384,975 shares subject to repurchase with a weighted average exercise price of $0.001 per share and a weighted average grant date fair value of $8.25 per share. The compensation expense related to restricted stock was $245,000 and $361,000 for the three months ended June 30, 2006 and 2005, respectively, and $363,000 and $572,000 for the six months ended June 30, 2006 and 2005, respectively.

3. Inventories — Inventories are stated at the lower of standard of cost or market (which approximates actual cost on a first-in, first-out basis) and includes material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Work in progress	$4,242	$2,516
Finished goods	4,834	3,649

Total inventories	$9,076	$6,165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

4. Accrued Liabilities — Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Legal expense and settlement costs	$6,115	$7,297
Professional fees	719	731
Warranty	799	490
Deferred Revenue	276	266
Other	669	1,013

Total accrued liabilities	$8,578	$9,797

5. Comprehensive Loss and Net Loss per Share — Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income (Loss) per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the six months ended June 30, 2006 and 2005, the Company had securities outstanding, that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Six months ended June 30,
	2006	2005
Stock options	8,835	8,415
Warrants	—	34
Restricted stock	333	464

Total	9,168	8,913

The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss), net of income tax (in thousands):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$1,059	$(6,704)	$652	$(8,088)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	—	6	—	(11)
Foreign currency translation adjustments	40	10	162	(7)

Comprehensive income (loss)	$1,099	$(6,688)	$814	$(8,106)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

6. Income Taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax entries. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the Income Tax Provision on the Consolidated Statements of Operations.

The provision for income taxes was calculated based on the Company’s estimate of its effective tax rate for the full year. At June 30, 2006, the Company’s estimate of its effective tax rate for the year ending December 31, 2006 was 66%. The estimated effective tax rate increased because of an increase in stock-based compensation expense, which is not tax deductible, a change in future estimated taxable income and other elements associated with the implementation of our international tax structure.

The Company adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2006, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
Customers	2006	2005	2006	2005
A	21%	20%	20%	20%
B	16%	11%	13%	11%
C	4%	21%	9%	23%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The year over year decrease in the number of customers to which sales exceeded 10% of the Company’s revenue is due to the Company’s revenue growth and the diversification of its customer base. The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country	2006	2005	2006	2005
China	$13,006	$10,542	$22,525	$18,031
Taiwan	6,476	6,503	14,320	10,689
Korea	2,752	3,235	5,483	4,825
Europe	1,117	102	2,903	279
Japan	1,675	979	3,334	1,959
USA	1,186	643	1,960	819
Other	389	253	839	292

Total	$26,601	$22,257	$51,364	$36,894

The following is a summary of revenue by product type (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2006	2005	2006	2005
DC to DC Converters	$19,218	$13,159	$35,633	$20,469
LCD Backlight Inverters	6,981	8,427	14,384	15,181
Audio Amplifiers	402	671	1,347	1,244

Total	$26,601	$22,257	$51,364	$36,894

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

Country	June 30, 2006	December 31, 2005
China	$6,493	$2,059
United States	4,490	4,148
Other	189	167

Total	$11,172	$6,374

8. Litigation

O2 Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to here as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of the Company’s LCD backlight inverter family. For a more complete description of the litigations, please see Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 and Part II, Item 1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

There are three cases pending in the U.S.:

The first case is consolidated from two actions filed in 2000 and 2001, respectively, in the United States District Court for the Northern District of California and which is now on appeal to the United States Court of Appeals for the Federal Circuit. In this action, O2 claimed that the Company misappropriated certain trade secrets, interfered with its economic advantage, and infringed certain of its patents, and the Company claimed that O2 infringed certain of its patents. A trial was held in July 2005 and judgment was entered against the Company for $3.1 million for willful misappropriation of trade secrets, pre-judgment interest and costs. Judgment has also been entered that the Company did not infringe O2’s ‘615 patent and did not interfere with O2’s economic advantage, and that O2 did not infringe certain claims of the Company’s patents and that those claims of the patents are invalid. Both parties have appealed the judgment. A provision for litigation in the amount of $3.5 million has been set aside for this matter. The Company will continue to incur substantial legal expenses in connection with the appeals in this case. If O2 were to be successful on any appeals from the judgments, the initial jury award of $12 million, which was subsequently overturned, could be reinstated and/or O2’s claims could be remanded for further proceedings, potentially including trial of issues that were previously decided in the Company’s favor on summary judgment. Rulings against the Company on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling the Company’s CCFL products in the U.S. Any such injunction could have a material adverse effect on the Company’s business and results of operations. To date, direct sales of the Company’s CCFL products in the U.S. have not been significant.

The second case was filed by the Company against O2 in May 2004 in the United States District Court for the Northern District of California, seeking declaratory judgment that the Company does not infringe O2’s ‘722 patent. O2 filed a counterclaim and included Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”), the foundry at which the Company’s units are produced, as a counterclaim defendant. The Company is defending and indemnifying ASMC. No trial date has been set and the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

The third case was originally filed by O2 Micro in October 2004 against the Company in the United States District Court for the Eastern District of Texas and is now pending in the United States District Court for the Northern District of California. O2 alleges (1) that certain of the Company’s CCFL products infringe O2’s ‘129 patent, (2) that the Company and its CEO, Michael Hsing, engaged in unfair competition, (3) that Mr. Hsing and ASMC infringe the ‘129 patent, and (3) that several of the Company’s direct and indirect customers infringe three O2 patents. The Company is defending and indemnifying some of these defendants. One of the other defendants, Compal Electronics, has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. In December 2005, the Company filed a counterclaim against Delta Electronics and O2 for wrongful trade secret misappropriation and unfair competition. There is no trial date scheduled and the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In January 2003, a court in Taiwan issued a preliminary injunction prohibiting the Company from manufacturing, designing, displaying, importing or selling the Company’s MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at the Company’s request. The Company is pursuing various legal avenues to remove the preliminary injunction and/or have O2’s Taiwan patent declared invalid.

During 2003 and 2004, two Taiwan courts granted three provisional seizures against the Company which would entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan. O2 may continue to request that the court seize the Company’s property under these orders. If O2 were to receive final judgment in its favor on the merits, there could be an adverse impact to the Company. As of December 31, 2005 and June 30, 2006, the Company had assets in Taiwan of $0.1 million and $0.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company has obtained two counter-injunctions from the Taiwan courts against O2, which prohibit O2 from interfering with the Company’s or other parties’ use of the Company’s MP1011A and MP1015 products and the manufacture, sale, use or importation, by either the Company or a third party, of certain of the Company’s other products. The Company posted cash bonds of approximately $6.1 million, as required by the Taiwan court system. These bonds are currently recorded as restricted assets on the Company’s balance sheet. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

O2 has also initiated numerous legal proceedings in Taiwan and the U.S. against other companies which have been purchasers and/or users of the Company’s products. Under certain circumstances, the Company has agreed to indemnify certain customers against infringement of O2’s patents. In one of these cases filed in 2003 in the U.S. District Court for the Eastern District of Texas, O2 sued the Company’s customer Taiwan Sumida Electronics (“TSE”) for patent infringement. Judgment was entered in December 2005, against TSE for $4 million, plus O2’s attorneys’ fees and costs of suit, for inducing infringement of O2’s ‘722 patent in connection with TSE’s use of the Company’s products in its inverter boards. An injunction has been entered against TSE, and TSE has announced its intention to cease using the Company’s products.

Taiwan Sumida Electronics

The Company had previously entered into an agreement with TSE under which the Company had conditionally agreed to indemnify TSE against claims by O2. In August 2005, the Company terminated the agreement and sued TSE for material breach of the agreement seeking, among other things, reimbursement of attorneys fees paid by the Company to TSE’s attorneys pursuant to the indemnification agreement. In January 2006, TSE filed a counterclaim against the Company for breach of the indemnity agreement and related claims. If the Company does not win this litigation, it could be required to reimburse TSE for the amount of any final judgment obtained by O2 against TSE, which currently is $4 million; the amount of O2’s legal fees awarded against TSE, which, per agreement between TSE and O2, cannot exceed $3 million; and O2’s costs of suit in the O2/TSE litigation. In addition, TSE is seeking unspecified damages resulting from the Company’s termination of the indemnity agreement and the jury’s finding of infringement in the O2/TSE litigation, as well as its legal fees in connection with the MPS/TSE action and any additional fees it incurs in connection with the O2/TSE action. Trial is currently scheduled for July 9, 2007. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Micrel Corporation

Micrel filed an action in November 2004 in the United States District Court for the Northern District of California for alleged patent infringement, misappropriation of trade secrets, common law misappropriation, and unfair competition against the Company and for alleged misappropriation of trade secrets, common law misappropriation , breach of confidentiality agreements and unfair competition against Michael Hsing, the Company’s CEO, and Jim Moyer, the Company’s chief design engineer, both of whom are former Micrel employees. The trade secret misappropriation and common law misappropriation claims have been dismissed. The patents relate to semiconductor manufacturing processes and semiconductor design elements rather than a specific device; accordingly, all of the Company’s products could be implicated. The court has not set a trial date, and discovery is in the early stages. Because the litigation has not fully developed, it is difficult to predict how it will proceed or what the outcome will be. If the Company does not prevail in the litigation, the Company could be ordered to pay Micrel substantial monetary damages, including restitution, disgorgement of profits and punitive damages. Further, the Company could be enjoined from selling one or more of its products into the U.S. either directly or indirectly. Any of these results would have a material and adverse effect on the Company’s business and results of operations. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that the Company’s newly introduced Synchronous Rectified Step-Up Converter (MPS 1543) infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. The Company is investigating the claims involved in this allegation. The Company is not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to continually introduce new products, and our expectation that we will derive increased revenue from new products,

•	seasonality in the markets in which we sell our products,

•	increasing diversity in our product mix,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	expectations of, and provisions for, future income taxes, and

•	estimates of our future liquidity requirements.

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits (“ICs”). We currently offer products that serve multiple markets, including notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants, among others. We believe that we differentiate ourselves by offering integrated circuit solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. As we continue to grow our business, we plan to introduce additional new products within our existing product families and as well as in new product categories.

We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and wireless markets. In the future, we expect increased revenue from the sales of our other products, including our anticipated new product offerings. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

The markets in which we sell our products may be subject to seasonality. However, our overall revenue growth makes it difficult for us to accurately assess the impact of seasonal factors on our business. This difficulty is partly attributable to the many different applications, and therefore markets, in which a single device can be used.

Following the introduction of a product, our sales cycle generally takes six to twelve months to complete. Volume production is usually achieved in three to six months after we receive an initial customer order for a new product. Typical lead times for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue challenging.

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. Currently, there are two customers whose sales exceeded 10% of our total revenue for the three and six months ended June 30, 2006 as compared to three customers during the same period in 2005. The year over year decrease in the number of customers to which sales exceeded 10% of our revenue is due to our revenue growth and the diversification of our customer base.

We derived 96% of our revenue from sales to foreign customers during the three and six months ended June 30, 2006. The vast majority of this revenue was from direct sales or sales through distribution arrangements to parties located in Asia, where the components we produce are incorporated into an end-user product. Revenues for the three and six months ended June 30, 2006 increased 20% and 39%, respectively, from the same periods in 2005. However, revenues for the first three months were lower than expected due primarily to the build-up in inventory by certain of our distributors in the three months ended December 31, 2005. Gross margins for the three and six months ended June 30, 2006 were constant at 63% and remained in our target range of 58% to 63%. Income taxes were in excess of $1.0 million for the three and six months ended June 30, 2006 due to an increase in our estimated effective tax rate from 37.7% as of March 31, 2006 to 66% based on our current 2006 estimated effective tax rate. For the three and six months ended June 30, 2006, we had income from operations of $0.7 million and $1.8 million, respectively. For the same period in 2005, we realized a loss from operations of $13.7 million and $11.6 million, respectively. This was primarily due to a provision for litigation of $12.0 million that we recorded in the second quarter of 2005. For more details, see Results of Operations.

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

The majority of our sales are made through distribution arrangements with third parties. Except for sales to our U.S. distributor, we recognize revenue upon our shipment to those third party distributors. Although some of these arrangements include limited stock rotation rights that permit the return of a small percent of the purchases made over the previous six months, we have not experienced any significant returns pursuant to these provisions. Our normal payment terms with our distributors are 30 days from invoice date, and our arrangements with our largest distributors generally do not include price protection provisions. In addition, the terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor will be recognized on a resale basis. At June 30, 2006, $0.1 million in deferred revenue was recorded for shipments to this distributor.

Warranty Reserves. We extend a warranty period of one year for all our products. For products sold under our warranty, we will repair the goods, provide replacements at no charge to the customer, or refund amounts to the customer for defective products. Warranty reserves were established beginning August 1, 2005 for the standard warranty period. We record estimated warranty costs at the time we recognize product revenue. These costs are based on historical experience by product over the preceding 12 months. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Inventory Valuation. We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We write down inventory for obsolescence or lack of demand on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

We adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant additional stock-based compensation expense, most of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

As of June 30, 2006 and December 31, 2005, we had a valuation allowance of $2.4 million and $2.1 million, respectively, attributable to management’s determination that a portion of the deferred tax assets associated with certain stock based compensation transactions will not be realized. Changes in our valuation for the period ended June 30, 2006 were recorded through the Income Tax Provision on the Consolidated Statement of Operations.

Contingencies. We are currently engaged in litigations that are described in Note 8 to our Condensed Consolidated Financial Statements and in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2006. In addition, from time to time, we may be subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we will assess whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we will record a contingent loss in accordance with SFAS 5. In determining the amount of contingent loss to report, we will take into account the advice received from experts and other factors, including the status of the legal proceedings, settlement negotiations (which may be ongoing) and prior case history, among others. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations or reverse prior contingent loss accruals, which could result in a favorable impact on our results of operations.

Accounting for Stock-Based Compensation. Effective January 1, 2006, we began accounting for stock-based compensation arrangements in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), compensation cost is established by determining the fair value of the option on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of the stock options at the date of grant. Black Scholes requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rate. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgment used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.0%	36.7%	37.4%	37.2%

Gross profit	63.0%	63.3%	62.6%	62.8%
Operating expenses:
Research and development	20.4%	16.9%	20.4%	18.8%
Selling, general and administrative	25.2%	20.3%	27.5%	21.9%
Patent litigation	10.6%	78.0%	13.4%	59.3%

Total operating expenses	56.2%	115.2%	61.3%	100.0%

Profit (loss) from operations	6.8%	-51.9%	1.3%	-37.2%
Other income (expense):
Interest and other income	2.4%	1.4%	2.4%	1.9%
Interest and other expense	-0.4%	-0.2%	-0.4%	-0.2%

Total other income, net	2.0%	1.2%	2.0%	1.7%

Profit (loss) before income taxes	8.8%	-50.7%	3.3%	-35.5%
Income tax provision (benefit)	4.8%	-20.6%	2.0%	-13.6%

Net profit (loss)	4.0%	-30.1%	1.3%	-21.9%

Revenue. Revenue for the three months ended June 30, 2006 was $26.6 million, an increase of $4.3 million, or 19.5%, over $22.3 million for the three months ended June 30, 2005. During this same period, revenue from our DC to DC converter product family increased by $6.1 million, or 46.0%, due to price performance and functionality for our new and existing products in the consumer electronic communications markets. Revenue from our LCD backlight inverter product family decreased by $1.4 million due to a decrease in demand related to customer concerns regarding the O2 Micro litigation, the availability of alternative solutions from parties not involved in the litigation and, according to published reports, a relatively weak notebook market into which our products are sold.

Revenue for the six months ended June 30, 2006 was $51.4 million, an increase of $14.5 million, or 39.2%, over $36.9 million for the six months ended June 30, 2005. During this same period, revenue from our DC to DC converter product family increased by $15.2 million, or 74.1%. Revenue from our audio amplifier product family increased by $0.1 million, or 8.3%. Sales of the DC to DC converter products remain strong due to an increase in the demand for our new and existing products in the consumer electronic communications markets. Revenue from our LCD backlight inverter product family decreased by $0.8 million, or 5.2% due to a decrease in demand related to customer concerns regarding the O2 Micro litigation and the availability of alternative solutions from parties not involved in the litigation and, according to published reports, a relatively weak notebook market into which our products are sold. In addition, certain of our distributors overestimated their end customer demand and/or underestimated their existing inventory at the end of 2005. Consequently, these customers ordered more of our products in the fourth quarter of 2005 than they required to fulfill their customer needs. Due to their excess inventory in the first quarter of 2006, sales to these customers were lower than expected during the first three months of 2006.

Non-domestic revenue for the three months ended June 30, 2006 was $25.4 million or 95.5% of revenue, an increase of $3.8 million as compared to non-domestic revenue of $21.6 million, or 97.1% of revenue, for the three months ended June 30, 2005. Non-domestic revenue from the six months ended June 30, 2006 was $49.4 million, or 96.2% of revenue, an increase of $13.3 million as compared to non-domestic revenue of $36.1 million, or 97.8% of revenue for the six months ended June 30, 2005. The majority of our sales are made to customers in Asia, where our units are incorporated in the production of an end-user product. Generally, geographic revenue is determined based on the shipping destination. Many of our end-customers run global organizations where design, procurement and manufacturing can occur on different continents. Our sales efforts are global in nature, relying on multiple distribution partners and in-house technical and sales resources, to close design wins and subsequent sales.

The following table illustrates changes in our revenue by product family (amounts in thousands):

	For the three months ended June 30,					For the six months ended June 30,
	2006		2005		Change	2006		2005		Change
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue		(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$19,218	72.3%	$13,159	59.1%	46.0%	$35,633	69.4%	$20,469	55.5%	74.1%
LCD Backlight Inverters	6,981	26.2%	8,427	37.9%	-17.2%	14,384	28.0%	15,181	41.1%	-5.2%
Audio Amplifiers	402	1.5%	671	3.0%	-40.1%	1,347	2.6%	1,244	3.4%	8.3%

	$26,601	100.0%	$22,257	100.0%	19.5%	$51,364	100.0%	$36,894	100.0%	39.2%

Gross Profit. Gross profit as a percentage of revenue remained constant for the three and six months ended June 30, 2006 and 2005 at 63%.

Research and Development.

	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$26,601	$22,257	19.5%	$51,364	$36,894	39.2%
Research and development (“R&D”) (including stock-based compensation of $1,346 and $2,709 for the three and six months ended June 30, 2006 and $698 and $1,477 for the three and six months ended June 30, 2005, respectively)	5,427	3,753	44.6%	10,493	6,936	51.3%

R&D as a percentage of revenue	20.4%	16.9%		20.4%	18.8%

Research and development expenses were $5.4 million, or 20.4% of revenue, for the three months ended June 30, 2006 and $3.8 million, or 16.9% of revenue, for the three months ended June 30, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. R&D expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

R&D expenses were $10.5 million, or 20.4% of revenue, for the six months ended June 30, 2006 and $6.9 million, or 18.8% of revenue, for the six months ended June 30, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. We also completed the start up phase of our design center in China and initiated start-up activities for several design centers outside of California. R&D expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$26,601	$22,257	19.5%	$51,364	$36,894	39.2%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,596 and $2,775 for the three and six months ended June 30, 2006 and $531 and $1,283 for the three and six months ended June 30, 2005, respectively)	6,699	4,528	47.9%	14,126	8,083	74.8%

SG&A as a percentage of revenue	25.2%	20.3%		27.5%	21.9%

Selling, general and administrative expenses were $6.7 million, or 25.2% of revenue, for the three months ended June 30, 2006, and $4.5 million, or 20.3% of revenue, for the three months ended June 30, 2005. SG&A expenses increased by $2.2 million primarily due to increases in sales and finance personnel. SG&A expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

SG&A expenses were $14.1 million, or 27.5% of revenue, for the six months ended June 30, 2006, and $8.1 million, or 21.9% of revenue, for the six months ended June 30, 2005. SG&A expenses increased by $6.0 million primarily due to increases in sales and finance personnel and advertising expenses. SG&A also increased due to an increase in professional fees, primarily for audit, tax and accounting services and activities related to Sarbanes-Oxley compliance, the implementation of SFAS 123(R) and the restatement of prior SEC filings and additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

Patent Litigation.

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Change	2006	2005
	(in thousands)			(in thousands)
Revenue	$26,601	$22,257	19.5%	$51,364	$36,894	39.2%
Patent litigation	2,821	17,372	-83.8%	6,885	21,870	-68.5%

Patent litigation as a percentage of revenue	10.6%	78.1%		13.4%	59.3%

Patent litigation expenses were $2.8 million, or 10.6% of revenue, for the three months ended June 30, 2006, and $17.4 million, or 78.1% of revenue, for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, patent litigation expenses were $6.9 million, or 13.4% of revenue and $21.9 million, or 59.3% of revenue, respectively. The decrease in patent litigation expenses was due to a $12 million provision for litigation that we took in the second quarter of 2005, expenses of preparation for trials in the first half of 2005 and the settlement of certain lawsuits in 2005 and 2006. For a more complete description of our litigation matters, please see Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, Part I, Item 3 of our Form 10-K filed with the SEC on March 28, 2006 and Part II, Item 1 of our Form 10-Q filed with the SEC on May 9, 2006.

Income Tax Provision. For the three months ended June 30, 2006, we had an income tax provision of $1.3 million primarily due to an increase in our estimated effective tax rate from 37.7% as of March 31, 2006 to 66% as of June 30, 2006. Based on our current forecast for 2006, our estimated annual effective tax rate increased because of an increase in stock-based compensation expense, which is not tax deductible, a change in future estimated taxable income and other elements associated with the implementation of our international tax structure. For the six months ended June 30, 2006, we had an income tax provision of $1.0 million.

Liquidity and Capital Resources.

As of June 30, 2006, we had working capital of $71.7 million, including cash and cash equivalents of $21.6 million, investments of $39.4 million and restricted assets-current of $3.5 million. This compares to working capital of $65.5 million, including cash and cash equivalents of $25.1 million, investments of $38.8 million and restricted assets-current of $2.9 million as of December 31, 2005. Net cash used in operating activities was $2.9 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $3.8 million for the six months ended June 30, 2005. Net cash used by operating activities was primarily due to the adoption of SFAS 123(R), in which $2.7 million in excess tax benefit was reported as a financing cash flow item rather than a reduction of taxes payable. Net cash used in investing activities was $6.9 million in the six months ended June 30, 2006 and $1.6 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, we purchased $3.2 million of capital equipment primarily for our Chengdu, China facility.

We use professional investment management firms to manage the majority of our invested cash. External investment firms managed 69.8% of our cash and investment balances for the six months ended June 30, 2006. All investments are made according to guidelines and policies approved by the Board of Directors. Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $6.2 million and $0.5 million, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2006 was due to the adoption of FAS 123(R), which requires excess tax benefits to be reported as a financing cash flow item, $2.5 million in proceeds from the exercise of stock options, $0.6 million from the issuance of common stock under the Employee Stock Purchase Plan and repayment of a note by a stockholder.

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

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our current headquarters and sales offices under noncancelable operating leases which expire at various dates through 2010. Certain of our facility leases provide for periodic rent increases. In addition, we entered into lease arrangements in 2004 for our facilities located in Chengdu, Shanghai and Shenzhen, China. On June 13, 2006, we entered into a noncancelable sublease agreement with FedEx Freight West, Inc. and Brokaw Interests, for approximately 55,110 square feet of office space located at 6409 Guadalupe Mines Road, San Jose, California, the site of our future headquarters. Beginning on September 15, 2006 and subject to any rent credit to which we are entitled under the construction rider, we are obligated to make monthly rent payments for the premises through October 31, 2009. Upon moving into our Guadalupe Mines facility, we will commence activities to sub-lease our current facility in Los Gatos. Total obligations under these leases are included in the table below.

We outsource the production of wafers to a third party foundry. The agreement with the foundry provides for non-binding rolling six-month production forecasts. Additionally, we purchase assembly services primarily from two contractors in Asia. As of June 30, 2006, our total outstanding purchase commitments were $6.0 million.

As of June 30, 2006, we had no off-balance sheet financing arrangements or activities outside of operating leases and purchase orders other than those discussed above. The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow over the next five years (in thousands):

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$4,761	$948	$3,712	$101	$—
Outstanding purchase commitments	6,046	6,046	—	—	—

	$10,807	$6,994	$3,712	$101	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2005. During the three and six months ended June 30, 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

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

These material weaknesses were previously reported in our 2005 Form 10-K filed with the SEC on March 28, 2006. We have not yet completed the remediation efforts required to address these material weaknesses. However, we have outlined a remediation plan that addresses the control deficiencies and material weaknesses.

Changes in internal control over financial reporting. In response to the material weaknesses described above, during the period covered by this quarterly report on Form 10-Q, we made the following changes to our internal controls over financial reporting that will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Project teams have been identified and are currently in the process of remediating specific areas of concern.

•	We strengthened our finance team by hiring five additional personnel to automate certain financial processes, ensure accurate and timely internal and external financial reporting, establish a budgeting process and to put the requisite financial processes and controls in place.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that the Company’s newly introduced Synchronous Rectified Step-Up Converter (MPS 1543) infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. The Company is investigating the claims involved in this allegation. The Company is not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

For a complete description of our legal proceedings, please see Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, Part I, Item 3 of our Form 10-K filed with the SEC on March 28, 2006 and Part II, Item 1 of our Form 10-Q filed with the SEC on May 9, 2006, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

If we are unsuccessful in any of the legal proceedings between us and O2 Micro, Micrel or Taiwan Sumida Electronics, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in legal proceedings with O2 Micro and Micrel. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets and unfair competition. O2 Micro has also taken legal action against our wafer manufacturer and various customers and users of our products in Taiwan and the United States, some of which we are indemnifying. See Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, Part II, Item 1 of our Form 10-Q filed with the SEC on May 9, 2006 and Part 1, Item 3, of our Form 10-K filed with the SEC on March 28, 2006, for a description of each of these proceedings.

If we or our customers are not ultimately successful in any of these litigations or other litigations that could be brought against us, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement or trade secret misappropriation, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products, either into Taiwan or in the U.S. Moreover, our customers and end-users could decide not to use our products, our wafer manufacturer could decide to reduce or eliminate its manufacturing of some of our products, or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

We are also engaged in a legal proceeding with Taiwan Sumida Electronics Inc. (TSE), one of our customers. In November 2005, a jury found that TSE infringed one of O2 Micro’s patents. The products that were the subject of the litigation contained some of our products. We had previously entered into an agreement with TSE under which we had agreed to indemnify TSE against claims by O2 Micro. However, in August 2005, we terminated the agreement and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against us for breach of the indemnification agreement and related claims. If we do not ultimately prevail on our contention that TSE materially breached our agreement, we could be required to pay TSE damages, including any damages awarded against TSE in favor of O2 Micro as well as any attorneys fees and costs awarded to O2 Micro in the O2 Micro/TSE litigation and to TSE in the MPS/TSE litigation. In addition, we have lost some customer orders as a result of the verdict against TSE, and it is possible that additional business may be lost in the future.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2 and Micrel. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

Fiscal year ended December 31, 2005 was our first profitable year of operations. From inception to fiscal year ended December 31, 2004, we incurred losses on an annual basis. For the three and six months ended June 30, 2006, net income was $1.1 million and $0.7 million, respectively. As of June 30, 2006, we had an accumulated deficit of $14.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

We experienced significant revenue growth in a relatively short period of time due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families. Our annual revenue increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $99.1 million in 2005, a compound annual growth rate of 101%. We are currently experiencing some slowing in our revenue growth across all of our product lines. We do not expect growth rates comparable to past periods in future periods for our CCFL backlight products due to increased competition, weak market conditions for notebook computers, and ongoing litigation between O2 Micro and other competitors and end-customers which resulted in customer concerns and lost revenue and order opportunities. In addition, we are experiencing fierce price competition in some segments of our DC to DC converter products, and we do not expect growth rates comparable to past periods.

Due to our limited operating history and the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 1997 and did not generate significant revenue until 2000. Because of our limited operating experience, the rapidly evolving nature of the markets into which we sell our products and other factors beyond our control, we may have difficulty accurately forecasting our revenue and expenses. Since we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which is difficult to forecast accurately. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis. For example, in the fourth quarter of 2005, certain of our distributors overestimated their end customer demand and/or underestimated their existing inventory. Consequently, these distributors ordered more of our products than were required to fulfill their customer needs. Accordingly, our shipments to these distributors in the first quarter of 2006 were lower than our historical seasonality would predict.

Finally, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped in the same quarter. This is referred to as our turns business. Due to increased dependence on our turns business and the fact that we typically do not enter into long-term agreements with our customers or require them to provide us with quarterly forecasts, it is difficult for us to accurately forecast our revenue for any given quarter.

We expect our operating results to fluctuate from quarter to quarter and year to year, which may make it difficult to predict our future performance and could cause our stock price to decline.

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and related expenses in our litigation matters with O2, Micrel, TSE and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	the timing of new product introductions by us and our competitors;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

The highly cyclical nature of the semiconductor industry, which has produced significant and sometimes prolonged downturns, could materially adversely affect our operating results, financial condition and cash flows.

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. Although the semiconductor industry experienced increased demand in 2005, the industry may experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. These conditions could have a material adverse affect on our operating results, financial condition and cash flows.

If demand for our products declines in the major end markets that we serve, our revenue will decrease.

We believe that the application of our products in the computer, consumer electronics, networking and wireless markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease. For example, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

Moreover, approximately one quarter of our business is based on products that are used in systems that contain cold cathode fluorescent lighting (CCFL). CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

We receive a significant portion of our revenue from a small number of customers, and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

Moreover, we believe a high percentage of our products are eventually sold to a number of original equipment manufacturers, or OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or original design manufacturers to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or original design manufacturers will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenue and adversely affect our operations and financial condition.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from a third party manufacturer in advance of selling our product. We place orders with our manufacturer based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturer. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the time frame that is required, we may have insufficient inventory to meet our customer demand, which could have an adverse impact on our business and financial position. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations or product returns, we may have excess inventory which, if not sold, may need to be scrapped.

We are a small public company that has recently experienced a rapid rate of growth. If we fail to make continued improvements to our internal systems and staffing, particularly in the accounting and finance area, and to manage the related expenses, our business may suffer.

As a small public company that has undergone a rapid rate of growth, we experienced a significant strain on our management, operational and financial resources and systems that has, among other things, adversely affected our internal control over financial reporting. We recently restated our financial statements for certain prior periods and also reported that our internal control over financial reporting was not effective as a result of certain material weaknesses described in Item 4 of Part I of this quarterly report. The accounting errors that resulted in our recent restatements were due, in part, to insufficient resources in our finance department. In the second quarter of 2006, we significantly increased the quantity and quality of our permanent financial staff. However, if we fail to continue to adequately staff our accounting and finance function with permanent personnel and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. Because of the limited number of personnel in our finance department, the operation of our business depends upon our ability to retain these employees while we continue to improve controls and add additional personnel. These employees hold a significant amount of institutional knowledge about the Company, and, if they were to terminate their employment, our internal control over financial reporting could be adversely affected.

We have a complex international tax structure which could lead to unfavorable adjustments by the Internal Revenue Service or other tax authorities and which could impact our tax estimates.

We have a complex international tax structure. Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality regarding an anticipated outcome, changes in accounting or tax laws in the United States or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements. Such an adjustment could have a material impact on our financial condition and results of operations. In addition, the Company is still maturing in its operations and as such is subject to significant swings in business outlooks that can have a material impact on income tax estimates.

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

As of the date of this report, we have not remediated any of these material weaknesses. We cannot be certain that the measures we have already taken and are planning to take to remediate the material weaknesses will sufficiently and satisfactorily address these identified material weaknesses. Furthermore, we cannot be certain that we will not discover additional material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective in any future period, or we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price and potentially subject us to litigation.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands or our business, including design cycles, our business could be harmed.

We currently depend on one third-party supplier to provide us with wafers for our products. If our wafer supplier fails to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline.

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on ASMC’s continued cooperation and our management relationships. We began this relationship with ASMC in 2001 and commenced volume production at ASMC’s facilities in the first half of 2003. O2 sued ASMC in two cases for patent infringement because ASMC manufactures our products. It is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce the yields. The failure of ASMC to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

Although we provide ASMC with rolling forecasts of our production requirements, ASMC’s ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause ASMC to reduce capacity available to us. ASMC may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If ASMC extends lead times, limits supplies or the types of capacity we require, or increases prices due to capacity constraints or other factors, our revenue and gross margin may decline.

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. Under our agreement with ASMC, we have an option to order wafers based on a committed forecast that can cover a period of one to six months. If our customers cancel orders after we submit a committed forecast to ASMC for the corresponding wafers, we may be required to purchase wafers that we may not be able to resell, which would adversely affect our operating results, financial condition, and cash flows.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. Moreover, in our trial in Oakland, California against O2 last year, the jury returned a verdict holding that a number of the claims of two of our patents covering elements of our CCFL technology are invalid. We intend to continue to protect our proprietary technology, including through patents. However, there can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

We derive a substantial majority of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. In 2005, approximately 95% of our revenue was from customers in Asia. For the three and six months ended June 30, 2006, approximately 90% and 89% of our revenue, respectively, was from customers located in Asia. There are risks inherent in doing business internationally, including:

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

Most of our manufacturing partners, including ASMC, our current foundry, are located in China. In addition, we have established a facility in China, initially for the testing of our ICs. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has implemented policies from time to time to regulate economic expansion in China. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

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

We have constructed a new testing facility in China and have begun operations. The establishment of a testing facility in China involves its own risks and uncertainties. In addition to the risks discussed elsewhere in this quarterly report, we face the following risks, among others:

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

Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could have a material adverse effect on our competitive position within these markets. Our failure to timely develop new technologies or to react quickly to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our revenue and financial condition could be materially adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our products.

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process, which averages six to twelve months, requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional three to six months after an initial sale. Sales cycles for our products are lengthy for a number of reasons:

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. We have from time to time in the past experienced product quality, performance or reliability problems. We have recently extended our standard warranty period from 90 days to one year. As a result, we now have an increased risk of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

We intend to continue to expand our operations, which may strain our resources and increase our operating expenses.

We plan to continue to expand our domestic and foreign operations through internal growth, strategic relationships, or acquisitions. We expect that any such expansion will strain our systems and operational and financial controls, some of which are already in need of improvement as evidenced by the material weaknesses that are described in Item 4 of Part I of this quarterly report on Form 10-Q. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls, as well as hire experienced administrative and financial personnel. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic, Fairchild Semiconductor, Analog Devices and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2 and Micrel litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 31% of our outstanding common stock. Additionally, Jim Jones, one of our directors, is associated with BAVP, LP, which owns approximately 7% of our outstanding common stock and Herbert Chang, one of our directors, is associated with InveStar, which owns approximately 14% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 21, 2006, the stockholders elected the nominees for Class II directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld
Alan Earhart	18,953,117	3,015,100
Jim C. Moyer	19,443,533	2,524,684

The terms for Alan Earhart and Jim C. Moyer will expire at the 2009 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Michael R. Hsing and Herbert Chang (Class III term expires at the 2007 annual meeting) and Jim Jones and Umesh Padval (Class I term expires at the 2008 annual meeting).

The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

Proposal to ratify the appointment of Deloitte and Touche, LLP as our independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstain
21,462,502	505,115	600

ITEM 6.	EXHIBITS

10.1	Summary of Compensation Plan of Non-Employee Board Members (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 15, 2006, Commission File No. 000-51026)

10.2	Sublease Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 16, 2006, Commission File No. 000-51026)

10.3	2006 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 28, 2006, Commission File No. 0-51026)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: August 4, 2006	/s/ C. RICHARD NEELY, JR.
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