Form 10-Q
period 2006-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2006-11-07
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 30,285,338 shares of the registrant’s common stock issued and outstanding as of October 31, 2006.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,479	$25,091
Short-term investments	39,650	38,814
Accounts receivable, net of allowances of $227 at 2006 and 2005	9,577	9,537
Inventories	7,385	6,165
Deferred income tax asset—current	3,516	3,671
Prepaid expenses and other current assets	1,094	1,501
Restricted assets—current	3,850	2,938

Total current assets	95,551	87,717

Property and equipment, net	11,247	6,238
Other assets—non-current	469	387
Restricted assets—non-current	6,387	6,433

Total assets	$113,654	$100,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,472	$6,583
Accrued compensation and related benefits	3,493	2,974
Accrued income tax payable	—	2,913
Accrued liabilities	11,618	9,797

Total current liabilities	20,583	22,267

Deferred rent	355	209
Other accrued liability	1,000	—
Deferred income tax liability	—	131

Total liabilities	21,938	22,607

Stockholders’ equity:
Common stock, $0.001 par value, $30 and $29 in 2006 and 2005, respectively; shares authorized: 150,000; shares issued and outstanding: 30,185 and 29,156 in 2006 and 2005, respectively	108,916	98,342
Deferred stock compensation	(801)	(4,544)
Notes receivable from stockholders	—	(398)
Accumulated other comprehensive loss	(85)	(138)
Accumulated deficit	(16,314)	(15,094)

Total stockholders’ equity	91,716	78,168

Total liabilities and stockholders’ equity	$113,654	$100,775

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$27,255	$29,706	$78,619	$66,600
Cost of revenue (including stock-based compensation of $121 and $408 for the three and nine months ended September 30, 2006 and $130 and $390 for the three and nine months ended September 30, 2005)	9,382	10,593	28,588	24,307

Gross profit	17,873	19,113	50,031	42,293
Operating expenses:
Research and development (including stock-based compensation of $1,330 and $4,039 for the three and nine months ended September 30, 2006 and $569 and $2,045 for the three and nine months ended September 30, 2005)	5,897	4,045	16,391	10,980
Selling, general and administrative (including stock-based compensation of $1,518 and $4,293 for the three and nine months ended September 30, 2006 and $450 and $1,733 for the three and nine months ended September 30, 2005)	6,877	4,880	21,003	12,963
Patent litigation	5,765	(4,488)	12,650	17,382

Total operating expenses	18,539	4,437	50,044	41,325

Income (loss) from operations	(666)	14,676	(13)	968
Other income (expense):
Interest and other income	662	401	1,887	1,094
Interest and other expense	(71)	(74)	(251)	(160)

Total other income (expense), net	591	327	1,636	934

Income (loss) before income taxes	(75)	15,003	1,623	1,902
Income tax provision	1,797	5,641	2,844	628

Net income (loss)	$(1,872)	$9,362	$(1,221)	$1,274

Basic income (loss) per common share	$(0.06)	$0.33	$(0.04)	$0.05

Diluted income (loss) per common share	$(0.06)	$0.31	$(0.04)	$0.04

Shares used in basic net income (loss) per common share	29,736	28,093	29,335	27,794
Dilutive effect of stock options and restricted stock	—	2,549	—	2,569

Shares used in diluted net income (loss) per common share	29,736	30,642	29,335	30,363

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,221)	$1,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,963	1,267
Loss on disposal of property and equipment	55	—
Deferred income taxes	155	(1,286)
Tax benefit related to stock-based compensation	1,401	386
Excess tax benefit from stock option transactions	(1,164)	—
Stock-based compensation	8,740	4,147
Changes in operating assets and liabilities:
Accounts receivable	(32)	(5,765)
Inventories	(1,220)	(318)
Prepaid expenses and other assets	337	532
Accounts payable	(1,745)	2,599
Accrued liabilities	2,861	5,204
Accrued tax payable	(2,915)	1,149
Accrued compensation and related benefits	435	2,471
Deferred tax liabilities	(131)	—
Deferred rent	173	57

Net cash provided by operating activities	7,692	11,717

Cash flows from investing activities:
Property and equipment purchases	(6,325)	(1,684)
Proceeds from sale of assets	1	1
Purchases of investments	(49,980)	(86,200)
Proceeds from sale of investments	49,143	87,725
Change in restricted assets	(912)	(2)

Net cash used in investing activities	(8,073)	(160)

Cash flows from financing activities:
Proceeds from stockholder note receivable	398	—
Proceeds from issuance of common stock	2,966	1,362
Proceeds from employee stock purchase plan	1,209	(15)
Excess tax benefits from exercise of stock options	1,164	—

Net cash provided by financing activities	5,737	1,347

Effect of change in exchange rates	32	(105)
Net increase in cash and cash equivalents	5,388	12,799
Cash and cash equivalents, beginning of period	25,091	32,019

Cash and cash equivalents, end of period	$30,479	$44,818

Supplemental disclosures of cash flow information:
Income tax paid	$4,607	$269

Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchase	$623	$33
Unrealized loss on investments	$—	$(16)
Restricted stock and stock options granted at less than fair market value	$1,188	$2,207

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

2. Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS No. 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid.

At September 30, 2006, the Company had two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan (“ESPP Plan”). For the three and nine months ended September 30, 2006, the Company’s net loss was $1.9 million and $1.2 million, respectively. This included $3.0 million and $8.7 million, respectively, of stock-based compensation expense.

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan had a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was closed for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan (the “2004 Plan”) in March 2004. The Plan was subsequently approved by the Company’s stockholders in November 2004. Options granted under the 2004 Plan generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. Effective January 1, 2006, 1,457,786 shares were added to the 2004 Plan. As of September 30, 2006, 1,892,974 shares were available for future option grants.

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

A summary of the status of our stock option plans at September 30, 2006 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,379,216	$5.87
Options granted	1,687,500	15.03
Options exercised	(772,537)	3.59
Options forfeited	(394,717)	11.20
Options expired	(1,858)	10.00

Outstanding at September 30, 2006	8,897,604	$7.57	7.49	$27,403,011

Options exercisable at September 30, 2006 and expected to become exercisable	8,897,604	$7.57	7.49	$27,403,011

Options vested and exercisable at September 30, 2006	4,319,229	$4.66	6.50	$21,299,826

The total fair value of options that vested during the three and nine months ended September 30, 2006 was $2.6 million and $7.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.9 million and $9.6 million, respectively. Net cash proceeds from the exercise of stock options were $0.3 million and $2.8 million for the three and nine months ended September 30, 2006, respectively.

The employee stock-based compensation expense recognized under SFAS 123(R) and presented in the pro forma disclosure required under SFAS 123 was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine stock-based compensation expense:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (years)	4.53	6.50	4.92	6.42
Expected volatility	54.75%	69.78%	62.30%	64.62%
Risk-free interest rate	4.89%	4.22%	4.73%	4.22%
Dividend yield	—	—	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

In estimating the expected term, the Company considered its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. The estimated expected volatility was based on the historical stock prices of companies similar to MPS, as the Company does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends.

At September 30, 2006, unamortized compensation expense related to unvested options was approximately $17.4 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.67 years.

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. The Purchase Plan allows employees to purchase the Company’s common stock at 85 percent of the fair value at certain specified dates. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. In January 2006, the number of shares available for future issuance under the Purchase Plan was increased by 583,114 shares. For the three and nine months ended September 30, 2006, 87,119 and 172,037 shares, respectively, were issued. As of September 30, 2006, there were 1,069,978 shares available for issuance under the Purchase Plan.

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the three and nine months ended September 30, 2006 was $0.2 million and $0.3 million, respectively. There were no compensation expenses related to the Company’s ESPP for the three and nine months ended September 30, 2005. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and nine months ended September 30, 2006, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (years)	0.50	0.58	0.50	0.58
Expected volatility	50.91%	39.91%	50.17%	39.91%
Risk-free interest rate	5.24%	3.83%	4.84%	3.83%
Dividend yield	—	—	—	—

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. At September 30, 2006, there were 308,986 shares subject to repurchase with a weighted average exercise price of $0.001 per share and a weighted average grant date fair value of $10.57 per share. At September 30, 2005, there were 322,102 shares subject to repurchase with a weighted average exercise price of $0.001 per share and a weighted average grant date fair value of $8.36 per share. The compensation expense related to restricted stock was $273,000 and $327,000 for the three months ended September 30, 2006 and 2005, respectively, and $636,000 and $899,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Pro Forma Information for Period Prior to Adoption of SFAS 123(R)

The following pro forma net loss and net loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock plans under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$9,362	$1,274
Add stock-based employee compensation included in net income	731	2,637

Less stock-based employee compensation expense determined under the fair value method, net of tax	(1,724)	(4,967)

Pro forma net income (loss)	$8,369	$(1,056)

Basic net income (loss) per share:
As reported	$0.33	$0.05
Pro forma	$0.30	$(0.04)
Diluted net income (loss) per share:
As reported	$0.31	$0.04
Pro forma	$0.27	$(0.04)

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation related to equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company grants stock options to its consultants in exchange for services. The fair value of the vested portion of the grant is expensed over the service period. The compensation expense related to non-employees was ($62,000) and $15,000 for the three months ended September 30, 2006 and 2005, respectively, and ($7,000) and $86,000 for the nine months ended September 30, 2006 and 2005, respectively. The Black-Scholes option pricing model was used to value the non-employee options, using the following assumptions:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (years)	6.90	7.90	7.15	8.12
Expected volatility	63.69%	69.78%	66.75%	63.88%
Risk-free interest rate	4.85%	4.21%	4.80%	4.26%
Dividend yield	—	—	—	—

3. Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and includes material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Work in progress	$2,672	$2,516
Finished goods	4,713	3,649

Total inventories	$7,385	$6,165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Legal expense and settlement costs	$7,151	$7,297
Professional fees	1,081	731
Warranty	1,204	490
Deferred Revenue	1,200	266
Other	982	1,013

Total accrued liabilities	$11,618	$9,797

5. Comprehensive Loss and Net Loss per Share — Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the nine months ended September 30, 2006 and 2005, the Company had securities outstanding, that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted Net Loss per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Nine months ended September 30,
	2006	2005
Stock options	8,898	2,978
Restricted stock	309	—

Total	9,207	2,978

The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss), net of income tax (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$(1,872)	$9,362	$(1,221)	$1,274
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities	—	(4)	—	(16)
Foreign currency translation adjustments	(108)	(288)	55	(294)

Comprehensive income (loss)	$(1,980)	$9,070	$(1,166)	$964

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

6. Income Taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax entries. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the Income Tax Provision on the Consolidated Statement of Operations.

As of September 30, 2006 and December 31, 2005, the Company had a valuation allowance of $2.6 million and $2.1 million, respectively, attributable to management’s determination that a portion of the deferred tax assets associated with certain stock based compensation transactions will not be realized. Changes in the Company’s valuation for the nine month period ended September 30, 2006 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

The provision for income taxes was calculated based on the Company’s estimate of its effective tax rate for the full year. At September 30, 2006, the Company’s estimate of its effective tax rate for the year ending December 31, 2006 was approximately 81%, but the inclusion of the tax effects of one-time litigation settlements yields a year-to-date calculated tax provision of 175% or $2.8 million. The estimated effective tax rate increased from the second quarter estimated tax rate of 66% because of an increase in stock-based compensation expense, which is not tax deductible, a change in future estimated taxable income and other elements associated with the implementation of the Company’s international tax structure.

The Company adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2006, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2006 and 2005:

Customers	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
A	13%	22%	17%	21%
B	13%	12%	13%	12%
C	* %	18%	* %	21%
D	14%	* %	11%	* %

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Country	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
China	$14,201	$15,456	$36,726	$33,487
Taiwan	4,245	7,811	18,565	18,489
Korea	3,245	3,812	8,728	8,637
Europe	1,873	243	4,776	522
Japan	1,265	1,033	4,599	2,992
USA	1,871	612	3,831	1,442
Other	555	739	1,394	1,031

Total	$27,255	$29,706	$78,619	$66,600

The following is a summary of revenue by product type (in thousands):

Product Family	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
DC to DC Converters	18,820	$18,501	$54,453	$38,970
LCD Backlight Inverters	7,425	10,140	21,809	25,321
Audio Amplifiers	1,010	1,065	2,357	2,309

Total	$27,255	$29,706	$78,619	$66,600

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

Country	September 30, 2006	December 31, 2005
China	$6,692	$2,059
United States	4,593	4,148
Other	174	167

Total	$11,459	$6,374

8. Litigation

O2 Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of the Company’s LCD backlight inverter family. For a more complete description of the litigations, please see Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 and Part II, Item 1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

There are two cases pending in the U.S.:

The first case is now on appeal to the United States Court of Appeals for the Federal Circuit. A provision for litigation in the amount of $3.5 million has been set aside for this matter. The Company will continue to incur substantial legal expenses in connection with the appeals in this case. If O2 were to be successful on any appeals from the judgments, the initial jury award of $12 million, which was subsequently overturned, could be reinstated and/or O2’s claims could be remanded for further proceedings. Rulings against the Company on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling the Company’s CCFL products in the U.S. Any such injunction could have a material adverse effect on the Company’s business and results of operations. To date, direct sales of the Company’s CCFL products in the U.S. have not been significant.

The second case is now pending in the United States District Court for the Northern District of California. In this action, O2 alleged that certain of the Company’s CCFL products and several of the Company’s indirect customers and supplier infringe O2’s ‘722 patent and that the Company and its CEO, Michael Hsing, engaged in unfair competition The Company is defending and indemnifying some of these defendants. One of the defendants, Compal Electronics, has filed cross-claims for indemnity against the Company and a third party, Delta Electronics. The Company filed a counterclaim against Delta Electronics and O2 for wrongful trade secret misappropriation and unfair competition. Trial is currently scheduled for April 30, 2007. At this time, the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

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

The Company has obtained two counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with the Company’s or other parties’ manufacture, sale, use or importation, by either the Company or a third party, of certain of the Company’s CCFL products. The Company posted cash bonds of approximately $6.1 million, which are currently recorded as restricted assets on the Company’s balance sheet. In addition, during 2003 and 2004, two Taiwan courts granted three provisional seizures against the Company which would entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan. On October 2, 2006, O2 requested that the court seize the Company’s bank account with approximately $0.4 million cash. The Company is in the process of posting a bond in the approximate amount of $1.8 million to have its assets released and to avoid further seizures until the matter with O2 is resolved. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

In August 2005, the Company sued TSE and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. If the Company does not win this litigation, it could be required to reimburse TSE for the amount of any final judgment obtained by O2 against TSE and other damages TSM may claim in the future resulting from the Company’s termination of the indemnity agreement. Trial is currently scheduled for July 9, 2007. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Micrel Corporation

Micrel filed an action in November 2004 in the United States District Court for the Northern District of California for alleged patent infringement, misappropriation of trade secrets, common law misappropriation, and unfair competition against the Company and for alleged misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreements and unfair competition against Michael Hsing, the Company’s CEO, and Jim Moyer, the Company’s chief design engineer, both of whom are former Micrel employees. On September 21, 2006, the Company reached a settlement of the patent infringement and trade secret misappropriation lawsuit brought by Micrel. In the settlement, the parties agreed to dismiss all claims and counterclaims in the litigation with prejudice, and Micrel agreed to license to MPS, and not to assert the patents-in-suit against the Company or its customers in the future. Micrel also agreed to release Michael Hsing, the Company’s chief executive officer, and Jim Moyer, the Company’s chief design engineer, from all claims for any alleged trade secret claims based on any confidential information. In return, the Company agreed to pay Micrel $3 million in three equal installments in each of 2006, 2007 and 2008, of which $1 million was paid in September 2006. The $3 million settlement was charged to patent litigation expense in the three months ended September 30, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories

•	our expectation that we will derive increased revenue from new products and our LCD Backlight Inverter and Audio Amplifiers product families,

•	seasonality in the markets in which we sell our products,

•	increasing diversity in our product mix,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	expectations of, and provisions for, future income taxes, and

•	estimates of our future liquidity requirements.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits (“ICs”). We currently offer products that serve multiple markets, including notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants, among others. We believe that we differentiate ourselves by offering integrated circuit solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories.

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

We operate in the cyclical semiconductor industry. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term. In addition, we currently operate as a fabless company, working with third parties to manufacture and assemble our integrated circuits. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

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

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. During the three months ended September 30, 2005, our top three customers made up 52% of our total sales. During the same period in 2006, our top three customers made up 40% of our total sales. This is due to the diversification of our customer base. See Note 7 to the Condensed Consolidated Financial Statements.

We derived 93% and 95% of our revenue from sales to foreign customers during the three and nine months ended September 30, 2006, respectively. The vast majority of this revenue was from direct sales or sales through distribution arrangements to parties located in Asia, where the components we produce are incorporated into an end-user product. Revenues for the three months ended September 30, 2006 decreased by 8% over the same period in 2005 primarily due to a decrease in demand of our LCD backlight inverter products which is primarily a result of increased competition, our lawsuit with O2 Micro and some customers qualifying second sources for backlight inverter products. However, our revenues for the nine months ended September 30, 2006 increased 18% over the same period in 2005. This was due to an increase in the demand of our DC to DC converter products in the consumer electronic communications market. Gross margins for the three and nine months ended September 30, 2006 were 66% and 64%, respectively. The increase in our margins resulted from a change in product mix and efficiencies in test costs as a result of the ramp-up of our Chengdu operations in 2006. Income taxes were $1.8 million and $2.8 million, respectively, for the three and nine months ended September 30, 2006 based on our current 2006 estimated effective tax rate of 81%. For the three and nine months ended September 30, 2006, we had a net loss of $1.9 million and $1.2 million, respectively. This was primarily due to a $3.0 million settlement with Micrel that we recorded in September 2006. For the same period in 2005, we had net income of $9.4 million and $1.3 million, respectively. This was primarily due to the reversal of $8.8 million of a $12.0 million patent litigation provision in the third quarter of 2005. For more details, see Results of Operations.

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

We believe our critical accounting policies are as follows:

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

The majority of our sales are made through distribution arrangements with third parties. Except for sales to our U.S. distributor, we recognize revenue upon our shipment to those third party distributors. Some of these arrangements include limited stock rotation rights that permit the return of a small percent of the purchases made over the previous six months. As of September 30, 2006 we established a sales return reserve for those stock rotation rights. Our normal payment terms with our distributors are 30 days from invoice date, and our arrangements with our largest distributors generally do not include price protection provisions. In addition, the terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor will be recognized on a resale basis. At September 30, 2006, $0.3 million in deferred revenue was recorded for shipments to this distributor.

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

We adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant additional stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously expensed stock compensation. Tax benefits related to tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Contingencies. We are currently engaged in litigation activities that are described in Note 8 to our Condensed Consolidated Financial Statements and in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2006. In addition, from time to time, we may be subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using SFAS 5, “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we will assess whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we will record a contingent loss in accordance with SFAS 5. In determining the amount of contingent loss to report, we will take into account the advice received from experts and other factors, including the status of the legal proceedings, settlement negotiations (which may be ongoing) and prior case history, among others. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations or reverse prior contingent loss accruals, which could result in a favorable impact on our results of operations.

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

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.4%	35.7%	36.4%	36.5%

Gross profit	65.6%	64.3%	63.6%	63.5%
Operating expenses:
Research and development	21.6%	13.6%	20.9%	16.5%
Selling, general and administrative	25.2%	16.4%	26.7%	19.4%
Patent litigation	21.2%	-15.1%	16.1%	26.1%

Total operating expenses	68.0%	14.9%	63.7%	62.0%

Income (loss) from operations	-2.4%	49.4%	-0.1%	1.5%
Other income (expense):
Interest and other income	2.4%	1.3%	2.4%	1.6%
Interest and other expense	-0.3%	-0.2%	-0.3%	-0.2%

Total other income, net	2.1%	1.1%	2.1%	1.4%

Income (loss) before income taxes	-0.3%	50.5%	2.0%	2.9%
Income tax provision	6.6%	19.0%	3.6%	1.0%

Net income (loss)	-6.9%	31.5%	-1.6%	1.9%

Revenue. Revenue for the three months ended September 30, 2006 was $27.3 million, a decrease of $2.5 million, or 8.3%, as compared to $29.7 million for the three months ended September 30, 2005. Our DC to DC converter product family increased nominally by $0.3 million, or 1.7%. However, this did not offset the decrease in revenue from our LCD backlight inverter product family which decreased by $2.7 million. Revenue for our LCD backlight inverter products decreased due to customer concerns regarding the O2 Micro litigation and the availability of alternative solutions from parties not involved in the litigation.

Revenue for the nine months ended September 30, 2006 was $78.6 million, an increase of $12.0 million, or 18.0%, over $66.6 million for the nine months ended September 30, 2005. During this same period, revenue from our DC to DC converter product family increased by $15.5 million, or 39.7%. Sales of the DC to DC converter products remained strong due to an increase in the demand for our new and existing products in the consumer electronic communications markets. Revenue from our LCD backlight inverter product family decreased by $3.5 million, or 13.9% due to a decrease in demand primarily related to customer concerns regarding the O2 Micro litigation and the availability of alternative solutions from parties not involved in the litigation.

The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2006		2005			2006		2005
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$18,820	69.1%	$18,501	62.3%	1.7%	$54,453	69.3%	$38,970	58.5%	39.7%
LCD Backlight Inverters	7,425	27.2%	10,140	34.1%	-26.8%	21,809	27.7%	25,321	38.0%	-13.9%
Audio Amplifiers	1,010	3.7%	1,065	3.6%	-5.2%	2,357	3.0%	2,309	3.5%	2.1%

	$27,255	100.0%	$29,706	100.0%	-8.3%	$78,619	100.0%	$66,600	100.0%	18.0%

Gross Profit. Gross profit as a percentage of revenue was 65.6% for the three months ended September 30, 2006 as compared to 64.3% for the same period in 2005. The increase was due primarily to a change in product mix and efficiencies in test costs resulting from the start-up of our Chengdu operations in 2006. For the nine months ended September 30, 2006 and 2005, gross profit was approximately 64%.

Research and Development.

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$27,255	$29,706	-8.3%	$78,619	$66,600	18.0%
Research and development (“R&D”) (including stock-based compensation of $1,330 and $4,039 for the three and nine months ended September 30, 2006 and $569 and $2,045 for the three and nine months ended September 30, 2005, respectively)	5,897	4,045	45.8%	16,391	10,980	49.3%

R&D as a percentage of revenue	21.6%	13.6%		20.8%	16.5%

Research and development expenses were $5.9 million, or 21.6% of revenue, for the three months ended September 30, 2006 and $4.0 million, or 13.6% of revenue, for the three months ended September 30, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. R&D expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

R&D expenses were $16.4 million, or 20.8% of revenue, for the nine months ended September 30, 2006 and $11.0 million, or 16.5% of revenue, for the nine months ended September 30, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. We also completed the start up phase of our design center in China and initiated start-up activities for several design centers outside of California. R&D expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$27,255	$29,706	-8.3%	$78,619	$66,600	18.0%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,518 and $4,293 for the three and nine months ended September 30, 2006 and $450 and $1,733 for the three and nine months ended September 30, 2005, respectively)	6,877	4,880	40.9%	21,003	12,963	62.0%

SG&A as a percentage of revenue	25.2%	16.4%		26.7%	19.5%

Selling, general and administrative expenses were $6.9 million, or 25.2% of revenue, for the three months ended September 30, 2006, and $4.9 million, or 16.4% of revenue, for the three months ended September 30, 2005. SG&A expenses increased to strengthen the sales, distribution and finance infrastructure. SG&A expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

SG&A expenses were $21.0 million, or 26.7% of revenue, for the nine months ended September 30, 2006, and $13.0 million, or 19.5% of revenue, for the nine months ended September 30, 2005. SG&A expenses increased to strengthen the sales, distribution and finance infrastructure and increased advertising expenses. SG&A also increased due to an increase in professional fees, primarily for audit, tax and accounting services and activities related to Sarbanes-Oxley compliance, the implementation of SFAS 123(R) and the restatement of prior SEC filings. See Note 2 “Stock Based Compensation” of Notes to the Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

Patent Litigation.

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Change	2006	2005
	(in thousands)			(in thousands)
Revenue	$27,255	$29,706	-8.3%	$78,619	$66,600	18.0%
Patent litigation	5,765	(4,488)	-228.5%	12,650	17,382	-27.2%

Patent litigation as a percentage of revenue	21.2%	-15.1%		16.1%	26.1%

Patent litigation expenses were $5.8 million, or 21.2% of revenue, for the three months ended September 30, 2006. This included a $3.0 million settlement with Micrel that was recorded in September 2006. For the three months ended September 30, 2005, we had a patent litigation credit of $4.5 million due to the reversal of $8.8 million of a $12.0 million patent litigation provision in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, patent litigation expenses were $12.7 million, or 16.1% of revenue and $17.4 million, or 26.1% of revenue, respectively. This included a $3.0 million settlement with Micrel and $3.3 million in provision for legal expenses in 2006 and 2005, respectively. The decrease in patent litigation expenses was due to the settlement of certain lawsuits in 2005 and 2006 and a corresponding reduction in legal costs for those cases. For a more complete description of our litigation matters, please see Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, Part I, Item 3 of our Form 10-K filed with the SEC on March 28, 2006 and Part II, Item 1 of our Form 10-Q filed with the SEC on August 4, 2006.

Income Tax Provision. The provision for income taxes was calculated based on the Company’s estimate of its effective tax rate for the full year. At September 30, 2006, the Company’s estimate of its effective tax rate for the year ending December 31, 2006 was approximately 81%, but the inclusion of the tax effects of one-time litigation settlements yields a year-to-date calculated tax provision of 175% or $2.8 million. The estimated effective tax rate increased from the second quarter estimated tax rate of 66% because of an increase in stock-based compensation expense, which is not tax deductible, a change in future estimated taxable income and other elements associated with the implementation of the Company’s international tax structure.

Liquidity and Capital Resources.

As of September 30, 2006, we had working capital of $75.0 million, including cash and cash equivalents of $30.5 million, investments of $39.7 million and current restricted assets of $3.9 million. This compares to working capital of $65.5 million, including cash and cash equivalents of $25.1 million, investments of $38.8 million and current restricted assets of $2.9 million as of December 31, 2005. Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2006 and $11.7 million for the nine months ended September 30, 2005. Net cash used in investing activities was $8.1 million in the nine months ended September 30, 2006 and $0.2 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we purchased $6.3 million in capital assets, of which $3.8 million was for our Chengdu, China facility and $1.3 million was used to renovate our future San Jose headquarters.

We use professional investment management firms to manage the majority of our invested cash. External investment firms managed 82.2% of our cash and investment balances for the nine months ended September 30, 2006. All investments are made according to guidelines and policies approved by the Board of Directors. Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $5.7 million and $1.3 million, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2006 was primarily due to the adoption of FAS 123(R), which requires excess tax benefits to be reported as a financing cash flow item and $3.0 million in proceeds from the issuance of common stock.

We believe that cash generated from operations, together with the liquidity provided by existing cash balances and short term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see our Condensed Consolidated Statement of Cash Flows.

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our current headquarters and sales offices in Los Gatos under non-cancelable operating leases which expire at various dates through 2010. Certain of our facility leases provide for periodic rent increases. In addition, we entered into lease arrangements in 2004 for our facilities located in Chengdu, Shanghai and Shenzhen, China. On June 13, 2006, we entered into a noncancelable sublease agreement with FedEx Freight West, Inc. and Brokaw Interests, for approximately 55,110 square feet of office space located at 6409 Guadalupe Mines Road, San Jose, California, the site of our future U.S. headquarters. Beginning on September 15, 2006 and subject to any rent credit to which we are entitled under the construction rider, we are obligated to make monthly rent payments for the premises through October 31, 2009. Upon moving into our San Jose facility, we will commence activities to sub-lease our current facility in Los Gatos. Total obligations under these leases are included in the table below.

We outsource the production of wafers to a third party foundry. The agreement with the foundry provides for non-binding rolling six-month production forecasts. Additionally, we purchase assembly services primarily from two contractors in Asia. As of September 30, 2006, our total outstanding purchase commitments were $7.3 million.

As of September 30, 2006, we had no off-balance sheet financing arrangements or activities outside of operating leases and purchase orders other than those discussed above. The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow over the next five years (in thousands):

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$4,502	$657	$3,743	$102	$—
Outstanding purchase commitments	7,262	7,262	—	—	—
Payments under settlement agreement	2,000	—	2,000	—	—

	$13,764	$7,919	$5,743	$102	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2005. During the three and nine months ended September 30, 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

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

Changes in internal control over financial reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the nine months ended September 30, 2006, project teams have been identified and are currently in the process of remediating specific areas of concern. We also strengthened our finance team in the areas of financial planning and analysis, tax and external reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Micrel Corporation

Micrel filed an action in November 2004 in the United States District Court for the Northern District of California for alleged patent infringement, misappropriation of trade secrets, common law misappropriation, and unfair competition against the Company and for alleged misappropriation of trade secrets, common law misappropriation , breach of confidentiality agreements and unfair competition against Michael Hsing, the Company’s CEO, and Jim Moyer, the Company’s chief design engineer, both of whom are former Micrel employees. On September 21, 2006, the Company reached a settlement of the patent infringement and trade secret misappropriation lawsuit brought by Micrel. In the settlement, the parties agreed to dismiss all claims and counterclaims in the litigation with prejudice, and Micrel agreed to license to MPS, and not to assert the patents-in-suit against the Company or its customers in the future. Micrel also agreed to release Michael Hsing, the Company’s chief executive officer, and Jim Moyer, the Company’s chief design engineer, from all claims for any alleged trade secret claims based on any confidential information. In return, the Company agreed to pay Micrel $3 million in three equal installments in each of 2006, 2007 and 2008, of which $1 million was paid in September 2006. The $3 million settlement was charged to patent litigation expense in the three months ended September 30, 2006.

O2 Micro, Inc.

On October 11, 2006, O2 Micro stipulated to dismiss its claim that that certain of the Company’s CCFL products infringe O2’s 129 patent. The dismissal is with prejudice to O2 Micro reasserting O2’s ‘129 patent against the Company and its CEO, Michael Hsing, and other named defendants as to those products identified in the case pending in the United States District Court for the Northern District of California. Specifically, O2 Micro covenanted not to assert or reassert O2’s ‘129 patent against the named defendants for infringement by the Company’s certain full bridge inverter controllers. The Court has issued an order to grant the dismissal. The trial date for O2’s ‘722 patent infringement against the Company is set to begin on April 30, 2007.

During 2003 and 2004, two Taiwan courts granted three provisional seizures against the Company which would entitle O2 to seize up to approximately $1.9 million of the Company’s assets in Taiwan. In October 2006, O2 requested that the court seize the Company’s bank account with approximately $0.4 million cash in the account. The Company is in the process of posting a bond in the amount of $1.8 million to have our assets released and to avoid further seizures until the matter with O2 is resolved.

For a complete description of our legal proceedings, please see Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, and Part I, Item 3 of our Form 10-K filed with the SEC on March 28, 2006 and Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements and Part II, Item 1 of our Form 10-Q filed with the SEC on August 4, 2006, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

If we are unsuccessful in any of the legal proceedings between us and O2 Micro, Linear Technology or Taiwan Sumida Electronics, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in legal proceedings with O2 Micro and Linear Technology. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets and unfair competition. O2 Micro has also taken legal action against our wafer manufacturer and various customers and users of our products in Taiwan and the United States, some of which we are indemnifying. See Note 8 “Litigation” of Notes to the Condensed Consolidated Financial Statements, Part II, Item 1 of our Form 10-Q filed with the SEC on August 4, 2006 and Part 1, Item 3, of our Form 10-K filed with the SEC on March 28, 2006, for a description of each of these proceedings.

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

We are also engaged in a legal proceeding with Taiwan Sumida Electronics Inc. (TSE). In November 2005, a jury found that TSE infringed one of O2 Micro’s patents. The products that were the subject of the litigation contained some of our products. In August 2005, we terminated an indemnity agreement we had previously entered with TSE and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against us for breach of the indemnification agreement and related claims. If we do not ultimately prevail on our contention that TSE materially breached our agreement, we could be required to pay TSE damages, including any damages awarded against TSE in favor of O2 Micro as well as any attorneys fees and costs resulting from these lawsuits.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2 Micro, TSE and Linear Technology are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected increases in our legal expenses, our stock price could decline.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2 and Linear Technology. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

Fiscal year ended December 31, 2005 was our first profitable year of operations. From inception to fiscal year ended December 31, 2004, we incurred losses on an annual basis. For the three and nine months ended September 30, 2006, our net loss was $1.9 million and $1.2 million, respectively. As of September 30, 2006, we had an accumulated deficit of $16.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigations in which we are involved. We may not achieve or sustain profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

We have in the past experienced significant revenue growth in a relatively short period of time due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families. Our annual revenue increased from $12.2 million in 2002 to $24.2 million in 2003 to $47.6 million in 2004 to $99.1 million in 2005, a compound annual growth rate of 101%. We are currently experiencing some slowing in our revenue growth across all of our product lines. We do not expect growth rates comparable to past periods in future periods for our CCFL backlight products due to increased competition and ongoing litigation between O2 Micro and other competitors and end-customers which resulted in customer concerns and lost revenue and order opportunities. In addition, we are experiencing increased price competition in some segments of our DC to DC converter products as well as longer than expected new product acceptance by our customers, and we do not expect growth rates comparable to past periods.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and related expenses in our litigation matters with O2, TSE and Linear Technology and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates or tax rates.

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

We are a small public company. If we fail to make continued improvements to our internal systems and staffing, particularly in the accounting and finance area, and to manage the related expenses, our business may suffer.

As a small public company, we experienced a significant strain on our management, operational and financial resources and systems that has, among other things, adversely affected our internal control over financial reporting. We recently restated our financial statements for certain prior periods and also reported that our internal control over financial reporting was not effective as a result of certain material weaknesses described in Item 4 of Part I of this quarterly report. The accounting errors that resulted in our recent restatements were due, in part, to insufficient resources in our finance department. In recent quarters, we significantly increased the quantity and quality of our permanent financial staff. However, if we fail to continue to adequately staff our accounting and finance function with permanent personnel and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. Because of the limited number of personnel in our finance department, the operation of our business depends upon our ability to retain these employees while we continue to improve controls and add additional personnel. These employees hold a significant amount of institutional knowledge about the Company, and, if they were to terminate their employment, our internal control over financial reporting could be adversely affected.

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

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. In 2005, approximately 95% of our revenue was from customers in Asia. For the three and nine months ended September 30, 2006, approximately 84% and 87% of our revenue, respectively, was from customers located in Asia. There are risks inherent in doing business internationally, including:

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

We may incur additional expenses in connection with the operation of our testing facility in China, which could increase product costs.

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

If we are unable to maintain fully operational status with appropriate controls, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Analog Devices, Fairchild Semiconductor, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2, Semtech Corporation, STMicroelectronic and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2, Taiwan Sumida Electronics and Linear Technology litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 17% of our outstanding common stock. Additionally, Herbert Chang, one of our directors, is associated with InveStar, which owns approximately 14% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 6. EXHIBITS

10.1	(1)	Settlement Agreement with Micrel, Inc., dated September 21, 2006

10.2	(2)#	Letter of agreement between the Company and Victor Lee, dated September 8, 2006

10.3	(3)#	2006 Employee Bonus Plan

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Filed as Exhibit 10.1 on Form 8-K with the SEC on September 22, 2006
2.	Filed as Exhibit 10.1 on Form 8-K with the SEC on September 14, 2006
3.	Filed as Exhibit 10.1 on Form 8-K with the SEC on July 28, 2006
#	Denotes management contract or any compensatory plan, contract or arrangement
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.
Dated: November 6, 2006
/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	(1)	Settlement Agreement with Micrel, Inc., dated September 21, 2006

10.2	(2)#	Letter of agreement between the Company and Victor Lee, dated September 8, 2006

10.3	(3)#	2006 Employee Bonus Plan

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Filed as Exhibit 10.1 on Form 8-K with the SEC on September 22, 2006
2.	Filed as Exhibit 10.1 on Form 8-K with the SEC on September 14, 2006
3.	Filed as Exhibit 10.1 on Form 8-K with the SEC on July 28, 2006
#	Denotes management contract or any compensatory plan, contract or arrangement
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.