Form 10-K
period 2006-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2007-03-16
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6409 Guadalupe Mines Road, San Jose, CA 95120 (408) 826-0600

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

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

The number of shares of the registrant’s stock outstanding as of June 30, 2006 was 29,979,225. The closing price of the registrant’s common stock on the Nasdaq Global Market as of June 30, 2006 was $11.83. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2006 was $139,036,618.*

There were 31,210,854 shares of the registrant’s common stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2006.

*	Excludes 18,226,341 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements of our expectations:

•	regarding the percentage of our total revenue from various market segments;

•	regarding the introduction of new products;

•	regarding our facility in China for testing our ICs;

•	regarding anticipated demand for our products;

•	regarding anticipated needs for additional facilities for our operations;

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this annual report on Form 10-K and, in particular, in the section entitled “Item 1A. Risk Factors”.

We disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this annual report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our quarterly reports on Form 10-Q and any current reports on Form 8-K.

PART I

ITEM 1.	BUSINESS

General

Monolithic Power Systems, Inc. is a high performance analog and mixed-signal semiconductor company. We design, develop, and market proprietary, advanced analog and mixed-signal semiconductors for large and high growth markets. Our semiconductors, or integrated circuits (ICs), are used in a variety of electronic products, such as notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants. We compete on our ability to offer deep system-level and applications knowledge, strong analog and mixed-signal design expertise, and small, low cost and high performance products. We utilize our proprietary technology to manufacture and design our ICs.

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

Analog and Mixed-Signal Markets.    We focus on the market for ‘high performance’ analog and mixed-signal ICs. ‘High performance’ products generally are differentiated by functionality and performance factors which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish analog and mixed-signal IC markets from digital IC markets and in particular the high performance portion of the analog and mixed signal IC market. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements and diversity of end markets. We have, however, targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

Products and Applications

We currently have three primary product families that address multiple applications within the computing, consumer electronics, and communications markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Direct Current (DC) to DC Converters.    DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, home appliances, automobiles and medical equipment. We believe that our DC to DC converters are differentiated in the market, particularly with respect to their high degree of integration and rapid switching speeds. These features are important to our customers as they result in fewer components, smaller form factors, more accurate regulation of voltages, and, ultimately, lower system costs through the elimination of discrete power devices.

Light Emitting Diode (LED) Driver ICs are also included in our DC to DC product family. LED driver ICs are used in lighting displays in small, portable devices, such as color cellular handsets, personal digital assistants, global positioning systems and electronic gaming systems, as well as in emerging applications such as traffic lights and automobile signal lights. We were one of the first companies to offer LED driver ICs with a protection feature that limits damage to a system in the event of a poor power connection. We believe that our LED driver ICs are differentiated in the market, particularly with respect to their small form factor, power efficiency, and cost-effectiveness.

Liquid Crystal Display (LCD) Backlight Inverters.    LCD backlight inverter ICs are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and, more recently, LCD televisions. These ICs function by converting low voltage direct current (DC) or battery voltage to high voltage alternating current (AC). We believe our LCD backlight inverter ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products. We also believe that our LCD backlight inverter ICs are the semiconductor industry’s only backlight inverter ICs with four fully-integrated power devices. This integration reduces the overall size, total solution part count, and cost for our customers. Our LCD product family encompasses all of the products that we formerly referred to as our CCFL product family, as well as other non-CCFL solutions for LCD backlight inverters.

Audio Amplifiers.    Audio amplifier ICs are used to amplify sound produced by audio processors. We currently offer Class D audio amplifiers, which are well-suited for applications that require both a small form factor and high power efficiency, such as plasma televisions, LCD televisions and DVD players. With today’s systems becoming smaller and utilizing larger amounts of power, solution sizes and the management of heat dissipation are becoming increasingly important to the overall system design. The high degree of power efficiency and small form factor provided by our Class D audio amplifiers allows system vendors to significantly reduce heat dissipation, eliminating the costly and sizable fans and heat sinks traditionally required by audio amplifier ICs. These features enable our customers to achieve their design and cost objectives without sacrificing sound quality.

We currently target our products at the computing, consumer electronics and wireless markets, with the computing market representing the largest portion of our revenue. As we continue to expand our product portfolio and addressable markets, and as other end markets in which we participate continue to grow, we expect our revenue from the computing market to decline as a percentage of our total revenue over time.

The following is a brief summary of our product family solutions for various applications. For each of these applications, we are currently shipping product or have design wins, which are decisions by OEMs or ODMs to use our ICs:

Application	LCD Backlight Inverters	DC to DC Converters	Audio Amplifiers
Computing
Computers and PDA devices	X	X
LCD Monitors	X	X	X
Disk Drives/ Storage Networks		X
Consumer Electronics
LCD TV Displays	X	X	X
Plasma TV Displays	X		X
Set Top Boxes		X
DVD Players	X	X	X
GPS and Infotainment systems	X
Wireless
Cellular Handsets		X	X
Wireless Access Points		X

We derive a majority of our revenue from the sales of our DC to DC converter IC product family to the computing, consumer electronics and wireless markets. In the future, we expect to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, expand our customer base and successfully secure manufacturing capacity.

Customers, Sales, and Marketing

We sell our products through third party distributors and directly to OEMs, ODMs, and electronic manufacturing service providers. Our third party distributors are subject to distribution agreements with MPS which allow the distributor to sell our products to end customers and other resellers. Distributors may distribute our products to end customers which include OEMs, ODMs or electronic manufacturing service providers. ODMs typically design and manufacture electronic products on behalf of OEMs, and electronic manufacturing service providers typically provide manufacturing services for OEMs and other electronic product suppliers. For the year ended December 31, 2006, sales to our two largest customers accounted for 31% of our total revenue. This is a decrease from prior years, as we experienced increased diversity in our customer base. The following is a summary for the years ended December 31, 2006, 2005 and 2004 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Net Revenue Year Ended December 31,
Customers	2006	2005	2004
A	17%	23%	28%
B	14%	11%	*
C	*	20%	21%

*	represents less than 10% of total sales

Current distribution agreements with several of our major distributors provide that each distributor shall have the non-exclusive right to sell and use its best efforts to promote and develop a market for our products in several countries in Asia. These agreements may be terminated by either us or the distributor on up to three months’ notice. These agreements provide that payment for purchases from us will generally occur within 30 to 45 days from the date of invoice. In addition, we allow for limited stock rotation in certain agreements.

We have sales offices located in the United States, Taiwan, China, Korea and Japan and have marketing representatives in Europe. For the year ended December 31, 2006, 88% of our direct and indirect sales were to customers located in Asia. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application. We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 88% of our revenue in 2006 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our backlog at December 31, 2006 was $13.6 million. We believe that backlog is not necessarily a good indicator of future sales. Order lead times may vary, and, as is common within our industry, customers are allowed to reschedule or cancel orders on relatively short notice. Our quarterly revenue is also influenced by orders booked and shipped within that quarter which are not reflected as backlog at the end of any preceding quarter. Our manufacturing lead times are generally 4 to 12 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

Research and Development

We have assembled a qualified team of engineers with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and the development of proprietary semiconductor process technologies.

Our research and development efforts are generally targeted at three areas: systems architecture, circuit design and implementation, and process technology. In the area of systems architecture, we are exploring new ways of solving our customers’ system design challenges and are investing in the development of systems expertise in new markets and applications that align well with our core capabilities. In the area of circuit design and implementation, our initiatives include expanding our portfolio of products and adding new features to our products. In 2006, we expanded our research and development and design activities in China with the addition of new employees and capabilities.

We developed a proprietary process technology, BCD Plus™, that is applicable across a wide range of analog and mixed-signal products. In 2006, we introduced 6-amp and 8-amp switching voltage regulators with high voltage capability in small form factors as the first products in our Minimonster™ family. These innovative products provide high performance and a high degree of integration, which are created on our BCD Plus™ process technology. We intend to continue to invest in our process technology to create smaller footprint, higher power and more cost-effective devices.

Research and development expenses were approximately $22.3 million, $14.8 million and $12.9 million in fiscal years 2006, 2005, and 2004, respectively, which includes stock-based compensation of $5.2 million, $2.6 million and $5.2 million, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of February 15, 2007, we have 169 patents issued and pending, of which 20 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through June 2025 and our other issued patents are scheduled to expire at various times through October 2025. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2 Micro International Limited and Linear Technology Corporation. For a more complete description of our legal matters, please read Item 3. Legal Proceedings and Note 11 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and a supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

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

We currently contract with Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”) to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped either to third party subcontractors or to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in Malaysia and China. The assembled ICs are then sent for final testing at our Chengdu facility prior to shipping to our customers.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.2 million. The facility is fully operational and we have already experienced a reduction in costs due to significantly shorter manufacturing cycle times. In the intermediate to long term, we intend to expand our product testing capabilities in our China facility and to position ourselves to take advantage of the rich pool of local engineering talent to expand our manufacturing support operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2006, we employed 393 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Inc., Fairchild Semiconductor International, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microsemi Corporation, National Semiconductor Corporation, O2 Micro International, RichTech Co., Ltd, Semtech Corporation, STMicroelectronics and Texas Instruments Incorporated.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most of our competition. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 6409 Guadalupe Mines Road, San Jose, CA 95120. Our telephone number is (408) 826-0600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of February 28, 2007 are as follows:

Name	Age	Position
Michael R. Hsing	47	President, Chief Executive Officer, and Director
Rick Neely	52	CFO, Principal Financial and Accounting Officer
James C. Moyer	63	Chief Design Engineer and Director
Deming Xiao	44	Vice President of Operations
Maurice Sciammas	47	Vice President of Sales and Tactical Marketing
Adriana Chiocchi	44	Chief Legal Officer and Corporate Secretary

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

Rick Neely has served as our Chief Financial Officer since September 2005. From November 2002 to September, 2005, he served as Chief Financial Officer of NuCORE Technology. Prior to that, he was the principal of his own consulting practice from May 2001 to November 2002. He also served as Chief Financial Officer of Alventive Inc. from May 2000 to May 2001. Prior to that he served as Chief Financial Officer and Interim Chief Executive Officer of Beyond.com, Vice President of Finance and Operations at Synopsys, and Vice President and Corporate Controller of Heartport. Mr. Neely spent 16 years, from 1980 to 1996, with Advanced Micro Devices (AMD) in a variety of senior financial management positions worldwide. Recently, Mr. Neely was elected to the Board of Directors of Aviza Technology, Inc. Mr. Neely holds an MBA degree from the University of Chicago and an undergraduate degree in Economics from Whitman College.

James C. Moyer has served on our board of directors since October 1998 and has served as our Chief Design Engineer since September 1997. Before joining our company, from June 1990 to September 1997, Mr. Moyer held a senior technical position at Micrel, Incorporated. Prior to that, Mr. Moyer held senior design engineering positions at Hytek Microsystems Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. Mr. Moyer holds a B.A.E.E. from Rice University.

Deming Xiao has served as our Vice President of Operations since October 2003. Mr. Xiao joined us in May 2001 and served as Foundry Manager until he was appointed Director of Operations in January 2002. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Maurice Sciammas has served as our Vice President of Worldwide Sales and Tactical Marketing since August 2006. Mr. Sciammas joined the Company in July 1999, and served as Vice President of Products and Vice President of Sales (excluding greater China) until he was appointed to his current position. Before joining the Company, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

Adriana Chiocchi has served as our Chief Legal Officer and Corporate Secretary since October 2006. From February 2006 until October 2006, Ms. Chiocchi was an independent consultant providing general counsel services to public and private technology companies and then with Silicon Valley Law Group. From July 2004 to January 2006, Ms. Chiocchi was Vice President, General Counsel and Corporate Secretary for Plumtree Software which was acquired by BEA Systems. From February 2002 to July 2004, she served as the Senior Corporate Counsel for Veritas Corporation. Prior to joining Veritas, Ms. Chiocchi served as Vice President of Business Development and Legal Affairs for General Magic, Inc. and Senior Vice President for Marsh USA. She also served as Senior Counsel for Cadence Design Systems and Advanced Micro Devices. Ms. Chiocchi holds a JD and MBA from the University of Southern California, and a B.A. from the University of California, San Diego. She is a member of the California Bar Association.

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

We are engaged in legal proceedings with O2 Micro and Linear Technology. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets and unfair competition. O2 Micro has also taken legal action against our wafer manufacturer and various customers and users of our products in Taiwan and the United States, some of which we are indemnifying. See Part 1, Item 3, of our current Form 10-K for a description of each of these proceedings.

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

Until our legal proceedings with O2 Micro, TSE and Linear Technology are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

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

We have a history of losses, and we may not be profitable on a quarterly or annual basis.

Since our inception in 1997, we have only been profitable in one year. Our accumulated deficit is $17.6 million as of December 31, 2006. For the year ended December 31, 2006, our net loss was $2.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigations in which we are involved. We may not achieve profitability on a quarterly or annual basis in the future.

We do not expect to sustain our recent growth rate.

From 2002 through 2005, our revenues increased significantly from $12.2 million to $99.1 million due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families. In 2006, however, we experienced some slowing in revenue growth across several of our product lines, including our DC to DC product line in which we experienced increased price competition for some of our products as well as longer than expected new product acceptance by our customers. In addition, we experienced a decline in revenue growth of our CCFL backlight inverter products, in which we experienced increased competition and customer concerns resulting from our ongoing litigation with O2 Micro. Our revenue for the year ended December 31, 2006 was $105.0 million. Due to increased competition, market acceptance and penetration of our current and future products and ongoing litigation, we do not expect growth rates comparable to past periods.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 1997 and did not generate significant revenue until 2000. Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis.

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

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. These conditions could have a material adverse effect on our operating results, financial condition and cash flows.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2006, sales to our two largest customers accounted for 31% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

As a fabless semiconductor company, we purchase our inventory from a third party manufacturer in advance of selling our product. We place orders with our manufacturer based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturer. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the time frame that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigations, or product returns, we may have excess inventory which, if not sold, may need to be disposed of. If any of these situations were to arise, it could have a material impact on our business and financial position.

If we fail to retain key employees in sales, applications and finance and make continued improvements to our internal systems, particularly in the accounting and finance area, our business may suffer.

In 2006, we significantly increased the quantity and quality of our sales, applications and financial staff. However, if we fail to continue to adequately staff these areas and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about the Company and its products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We have a supply arrangement with ASMC for the production of wafers. Although certain aspects of our relationship with ASMC are contractual, many important aspects of this relationship depend on ASMC’s continued cooperation and our management relationships. O2 sued ASMC for patent infringement because ASMC manufactures our products. It is possible that our relationship with ASMC could be materially and adversely affected by the O2 litigation. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce the yields. The failure of ASMC to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

We derive a substantial majority of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. In 2006, approximately 88% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	transportation delays;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally;

•	currency exchange rate fluctuations impacting intra-company transactions; and

•	less effective protection of intellectual property and contractual arrangements.

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

We have constructed a new testing facility in China and have begun operations. In addition to the risks discussed elsewhere in this annual report, we face the following risks, among others:

•	inability to maintain appropriate and acceptable manufacturing controls;

•	inability to maintain sufficient controls and processes for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	higher than anticipated overhead and other costs of operation.

If we are unable to continue a fully operational status with appropriate controls, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. We have from time to time in the past experienced product quality, performance or reliability problems. In 2005, we extended our standard warranty period from 90 days to one year. As a result, we now have an increased risk of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Analog Devices, Fairchild Semiconductor, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor Corporation, O2 Micro, RichTech Co., Ltd, Semtech Corporation, STMicroelectronic and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 31% of our outstanding common stock as of December 31, 2006. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Our primary operating locations are currently in San Jose, California and Chengdu, Sichuan China. The company currently occupies approximately 55,110 square feet in San Jose which serves as our corporate headquarters, sales and research and development center. Certain test procedures and manufacturing also take place in San Jose. Our Chengdu site of approximately 56,000 square feet serves as our test facility and manufacturing hub. We also lease sales offices in Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

O2 Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). These proceedings involve various claims and counterclaims in the United States and Taiwan alleging patent infringement, trade secret misappropriation, and unfair competition. All of these claims relate to our CCFL backlight inverter products, which are part of our LCD backlight inverter family. For a more complete description of the litigations and recent court orders, please see Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, Part II, Item 1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006 and the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2007.

There are two cases pending in the U.S.:

The first case is now on appeal to the United States Court of Appeals for the Federal Circuit. In this case, O2 claimed that the Company misappropriated certain trade secrets and the Company claimed that O2 infringed certain of its patents. A provision for litigation in the amount of $3.5 million has been set aside for this matter. We will continue to incur substantial legal expenses in connection with the appeals in this case. If O2 were to be successful on any appeals from the judgments, the initial jury award of $12 million, which was subsequently overturned, could be reinstated and/or O2’s claims could be remanded for further proceedings. Rulings against us on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling our CCFL products in the U.S. Any such injunction could have a material adverse effect on our business and results of operations. To date, direct sales of our CCFL products in the U.S. have not been significant.

The second case is now pending in the United States District Court for the Northern District of California. In this action, O2 alleged that certain of our CCFL products and several of our indirect customers and supplier infringe O2’s ‘722 patent and that we and our CEO, Michael Hsing, engaged in unfair competition. On February 8, 2007, the court granted our motion that O2 has presented no evidence of damages, finding that O2’s damages claim was unreliable and inadmissible. We are defending and indemnifying some of these defendants. Trial is currently scheduled for April 30, 2007. If we do not prevail in trial and O2 were to be successful on seeking an injunction against selling our CCFL products in the US, any such injunction would have a material adverse effect on our business and results of operation.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. Unlike the U.S., where a party seeking a preliminary injunction must first file a lawsuit on the merits of the underlying claim, in Taiwan it is possible for a party to be granted a preliminary injunction without first filing a lawsuit on the merits. In January 2003, a court in Taiwan issued a preliminary injunction prohibiting us from manufacturing, designing, displaying, importing or selling our MP1011A and MP1015 products in Taiwan, either directly or through a third party acting at our request. We are pursuing various legal avenues to remove the preliminary injunction and/or have O2’s Taiwan patent declared invalid.

We have obtained two counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with our or other parties’ manufacture, sale, use or importation, by either us or a third party, of certain of our CCFL products. We posted cash bonds of approximately $6.1 million, which are currently recorded as restricted assets on our balance sheet. In addition, we posted an additional $1.9 million to have our assets released and to avoid seizures until the matter with O2 is resolved. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect our results of operations and financial position for that quarter. We are not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and were countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. If we do not win this litigation, we could be required to reimburse TSE for the amount of any final judgment obtained by O2 against TSE and other damages TSE may claim in the future resulting from our termination of the indemnity agreement. Trial is currently scheduled for July 9, 2007. We are not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that our newly introduced Synchronous Rectified Step-Up Converter (MPS 1543) infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. We are investigating the claims involved in this allegation. We are not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “MPWR”. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the Nasdaq Global Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2006
Fourth Quarter ended December 31, 2006	$13.10	$9.03
Third Quarter ended September 30, 2006	$11.93	$8.00
Second Quarter ended June 30, 2006	$20.00	$10.70
First Quarter ended March 31, 2006	$19.86	$13.31

2005
Fourth Quarter ended December 31, 2005	$17.48	$8.47
Third Quarter ended September 30, 2005	$10.68	$6.81
Second Quarter ended June 30, 2005	$9.83	$5.85
First Quarter ended March 31, 2005	$9.45	$6.06

As of February 28, 2007, we had approximately 98 stockholders of record and the closing price of common stock was $12.69 per share as reported by The Nasdaq National Market. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2006, we estimate the total number of stockholders represented by these record holders to be at least 1,800.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

The following graph compares the cumulative 26-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 11/19/2004 and its relative performance is tracked through 12/31/2006.

The information contained in the Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Revenue	$105,015	$99,131	$47,595	$24,204	$12,206
Cost of revenue, including stock-based compensation*	38,107	36,003	19,594	10,966	6,831

Gross profit	66,908	63,128	28,001	13,238	5,375
Operating expenses:
Research and development, including stock-based compensation*	22,301	14,826	12,854	6,597	4,466
Selling, general and administrative, including stock-based compensation*	27,594	18,434	12,549	5,758	2,600
Lease abandonment	1,218	—	—	—	—
Patent litigation	14,560	23,404	7,833	4,332	1,603

Total operating expenses	65,673	56,664	33,236	16,687	8,669

Income (loss) from operations	1,235	6,464	(5,235)	(3,449)	(3,294)
Other income (expense):
Interest and other income	2,637	1,703	171	170	178
Other (expense)	(273)	(111)	(93)	—	(121)

Total other income (expense), net	2,364	1,592	78	170	57

Income (loss) before income taxes	3,599	8,056	(5,157)	(3,279)	(3,237)
Income tax provision (benefit)	6,462	2,949	(1,438)	—	—

Net income (loss)	(2,863)	5,107	(3,719)	(3,279)	(3,237)
Accretion of redeemable convertible preferred stock	—	—	1,183	1,340	447

Net income (loss) attributable to common shareholders	$(2,863)	$5,107	$(4,902)	$(4,619)	$(3,684)

Basic income (loss) per common share	$(0.10)	$0.18	$(0.54)	$(0.75)	$(0.63)

Diluted income (loss) per common share	(0.10)	0.17	(0.54)	(0.75)	(0.63)

Weighted-average common shares outstanding	29,502	27,998	9,132	6,143	5,863

Stock options, restricted stock and warrants	—	2,873	—	—	—

Diluted weighted-average common shares outstanding	29,502	30,871	9,132	6,143	5,863

* Stock-based compensation has been included in the following line items:
Cost of revenue	$539	$366	$913	$217	$6
Research and development	5,236	2,611	5,165	1,104	7
Selling, general and administrative	5,749	2,408	5,483	1,844	160

Total	$11,524	$5,385	$11,561	$3,165	$173

Consolidated Balance Sheet Data:

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Cash and cash equivalents	$50,816	$25,091	$32,019	$11,635	$17,223
Short-term investments	27,674	38,814	17,000	1,507	—
Restricted cash	—	2,938	—	—	—
Working capital	77,038	65,450	52,638	16,743	17,568
Restricted assets	8,309	6,433	6,641	787	—
Total assets	117,327	100,775	72,384	22,603	21,614
Redeemable convertible preferred stock	—	—	—	18,413	17,074
Convertible preferred stock	—	—	—	11,163	11,163
Total stockholders’ equity	94,952	78,168	63,939	1,231	1,979

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits (“ICs”). We currently offer products that serve multiple markets, including notebook computers, flat panel displays, cellular handsets, digital cameras, wireless local area network (LAN) access points, home entertainment systems, and personal digital assistants, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories. A description of our products may be found in Part I, Item I of this report under the heading “Business.”

We operate in the cyclical semiconductor industry where there is no strong or primary influence of seasonality. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

We work with third parties to manufacture and assemble our integrated circuits. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

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

We sell our ICs primarily through distribution arrangements and through our direct sales and applications support organization to original design manufacturers and electronic manufacturing service providers. In 2006, sales to our top two customers represented 31% of our revenues, which is less than the amount represented by our top two customers in 2005. This is attributable to the diversification of our customer base. See Note 13 “Segment Information” to the Notes to Consolidated Financial Statements.

We derive the majority of our revenue from direct sales or sales through distribution arrangements to customers in Asia, where the components we produce are incorporated into an end-user product. Sales to our Taiwan distributors in 2006 were significantly lower than in 2005, in part, due to our lawsuit with O2 Micro. For that reason, sales to Asia decreased as a percentage of revenue from 95% in 2005 to 88% in 2006.

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

In 2006, we settled our lawsuits with Microsemi for $1.5 million, for which we recorded a provision in the fourth quarter of 2005 and Micrel for $3.0 million, for which we recorded a liability for in the third quarter of 2006.

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

Revenue Recognition.    We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipments (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The majority of our sales are made through distribution arrangements with third parties. We recognize revenue upon our shipment to those third party distributors under these distribution arrangements. Some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases. In 2006, we established a sales reserve for those stock rotation rights. Our normal payment terms with our distributors are generally 30 to 45 days from invoice date, and our arrangements with our largest distributors do not include price protection provisions. In addition, terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor will be recognized upon sale by the distributor to the end customer. At December 31, 2006, $0.2 million in deferred revenue was recorded for shipments to this distributor.

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

Accounting for Income Taxes.    Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an amendment of FASB Statement No. 5, Accounting for Contingencies and an interpretation of FASB Statement No. 109, Accounting for Income Taxes establishes financial accounting and reporting standards for the effect of income taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

As of December 31, 2006, 2005 and 2004, we had a valuation allowance of $2.4 million, $2.1 million and $1.8 million, respectively, attributable to management’s determination that a portion of the deferred tax assets generated from tax benefits associated with certain stock based compensation transactions will not be realized. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.

Contingencies.    We are engaged in legal proceedings resulting from several patent infringement actions, two of which also include claims for trade secret misappropriation. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using SFAS No. 5, “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on results of operations.

Accounting for Stock-Based Compensation.    Our stock-based employee compensation expenses are described more fully in Note 7 to the consolidated financial statements. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, under the modified prospective method. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion 25 to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Warranty Reserves.     Warranty reserves were established beginning August 1, 2005 due to a change in the standard warranty period in our agreements with our customers. Prior to August 1, 2005 we provided a standard 90 day warranty against any defects in material and workmanship. We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer, or refund amounts to the customer for defective products. We record estimated warranty costs, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Recent Accounting Pronouncements Not Yet Adopted.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provision and are currently unable to estimate the impact.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an amendment of FASB Statement No. 5, Accounting for Contingencies and an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provision and are currently unable to estimate the impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Results of Operations

The table below shows the Statement of Operations amounts and shows each as a percentage of revenue.

	Year ended December 31,
	2006		2005		2004
	(in thousands)
Revenue	$105,015	100.0%	$99,131	100.0%	$47,595	100.0%
Cost of revenue	38,107	36.3	36,003	36.3	19,594	41.2

Gross profit	66,908	63.7	63,128	63.7	28,001	58.8
Operating expenses:
Research and development	22,301	21.2	14,826	15.0	12,854	27.0
Selling, general and administrative	27,594	26.3	18,434	18.6	12,549	26.4
Lease abandonment	1,218	1.1	—	—	—	—
Patent litigation	14,560	13.9	23,404	23.6	7,833	16.5

Total operating expenses	65,673	62.5	56,664	57.2	33,236	69.9

Income (loss) from operations	1,235	1.2	6,464	6.5	(5,235)	(11.1)
Interest and other income	2,637	2.5	1,703	1.7	171	0.3
Interest and other expense	(273)	(0.3)	(111)	(0.1)	(93)	(0.2)

Total other income, net	2,364	2.2	1,592	1.6	78	0.1

Income (loss) before income taxes	3,599	3.4	8,056	8.1	(5,157)	(11.0)
Income taxes	6,462	6.1	2,949	3.0	(1,438)	(3.0)

Net income (loss)	$(2,863)	(2.7)%	$5,107	5.1%	$(3,719)	(8.0)%

Revenue.    Revenue for the year ended December 31, 2006 was $105.0 million, an increase of $5.9 million, or 5.9%, over $99.1 million for the year ended December 31, 2005. The increase in revenue primarily resulted from increased sales of our DC to DC converter products, which increased $14.0 million, or 24.2%. The increase in DC to DC products is mainly due to higher sales volumes from existing products used in consumer electronic applications, including TVs and portable DVDs. Revenue from LCD backlight inverter products decreased $8.9 million, or 23.4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to customer concerns resulting from our lawsuit with O2 Micro and the availability of alternative solutions from parties not involved in the litigation. Revenue for our audio amplifier product family increased $0.8 million, or 26.1%, primarily due to increased demand for existing products used in consumer electronic applications.

Revenue for the year ended December 31, 2005 was $99.1 million, an increase of $51.5 million, or 108.3%, over $47.6 million for the year ended December 31, 2004. The increase in revenue primarily resulted from increased sales of our DC to DC converter products, which increased $33.4 million, or 137.0%. The increase in DC to DC products was mainly due to higher sales volumes from existing products used in consumer electronic applications, including TVs and portable DVDs, and revenue from new products which began shipping in 2005. Revenue from our LCD backlight inverter products increased $16.2 million, or 74.0%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Revenue for our audio amplifier product family increased $1.9 million, or 147.7%, primarily due to increased demand for existing products used in consumer electronic applications, such as TVs, and revenue from new products which began shipping in 2005.

The following table shows our revenue by product family (amounts in thousands):

	Years Ended December 31,						Percentage Change
	2006		2005		2004		2006 to 2005	2005 to 2004
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$71,715	68.3%	$57,762	58.3%	$24,373	51.2%	24.2%	137.0%
LCD Backlight Inverters	29,201	27.8%	38,119	38.4%	21,910	46.0%	-23.4%	74.0%
Audio Amplifiers	4,099	3.9%	3,250	3.3%	1,312	2.8%	26.1%	147.7%

Total	$105,015	100.0%	$99,131	100.0%	$47,595	100.0%

Gross Profit.    Gross profit as a percentage of revenue, or gross margin, remained constant at 63.7% for the years ended December 31, 2006 and 2005. In the first half of 2006, we incurred start-up costs for our Chengdu facilities in the amount of $0.8 million; however, due to a change in product mix and efficiencies in test costs resulting from the start-up of our Chengdu operations, we were able to absorb those costs and maintain our margins.

Gross profit as a percentage of revenue, or gross margin, was 63.7% for the year ended December 31, 2005, compared to 58.8% for the year ended December 31, 2004. The increase in gross profit was primarily due to volume efficiencies attributable to growth in unit shipments in all of our product families. During the fourth quarter of 2005, our gross profit was adversely impacted by $0.3 million of startup expenses for our Chengdu testing facility.

Research and Development.    Research and development (R&D) expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Year ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Revenue	$105,015	$99,131	$47,595	5.9%	108.3%
R&D, excluding stock-based compensation expense	17,065	12,215	7,689	39.7%	58.9%
R&D stock-based compensation expense	5,236	2,611	5,165	100.5%	-49.4%

Total R&D	$22,301	$14,826	$12,854	50.4%	15.3%

R&D as a percentage of net revenue	21.2%	15.0%	27.0%

R&D expenses were $22.3 million, or 21.2% of revenue, for the year ended December 31, 2006 and $14.8 million, or 15.0% of revenue, for the year ended December 31, 2005. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. We also completed the start up phase of our design center in China and initiated start-up activities for several design centers outside of California. R&D expenses also increased due to additional stock compensation expenses related to the adoption of SFAS 123(R) effective January 1, 2006.

R&D expenses were $14.8 million, or 15.0% of revenue, for the year ended December 31, 2005 and $12.9 million, or 27.0% of revenue for the year ended December 31, 2004. The increase of $2.0 million was primarily due to an increase in personnel and wage related expenses for new product development. We believe that investments in research and development, including the recruiting and hiring of design engineers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to focus on long-term opportunities available in our end markets and make significant investments in the development of new products related to these end markets.

Selling, General and Administrative.    Selling, general and administrative (SG&A) expenses include salary and benefit expenses, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Year ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Revenue	$105,015	$99,131	$47,595	5.9%	108.3%
SG&A, excluding stock-based compensation expense	21,845	16,026	7,066	36.3%	126.8%
SG&A stock-based compensation expense	5,749	2,408	5,483	138.7%	-56.1%

Total SG&A	$27,594	$18,434	$12,549	49.7%	46.9%

SG&A as a percentage of net revenue	26.3%	18.6%	26.4%

SG&A expenses were $27.6 million, or 26.3% of revenue, for the year ended December 31, 2006 and $18.4 million, or 18.6% of revenue, for the year ended December 31, 2005. SG&A expenses increased to strengthen the sales, distribution and finance infrastructure. SG&A also increased due to an increase in professional fees, primarily for audit, tax and accounting services and activities related to Sarbanes-Oxley compliance, the implementation of SFAS 123(R) and the restatement of prior SEC filings.

SG&A expenses were $18.4 million, or 18.6% of revenue, for the year ended December 31, 2005 and $12.5 million, or 26.4% of revenue, for the year ended December 31, 2004. The increase was primarily due to increases in personnel and wage related expenses of $3.7 million and increases in professional services and insurance costs of $3.3 million related to increased audit and tax related services, compliance with Section 404 of the Sarbanes-Oxley Act and increased D&O insurance costs.

We believe that Non-GAAP R&D and SG&A, excluding stock-based compensation expense, are useful measures that allow for greater transparency with respect to key metrics used by management in our financial and operational decision making and are used by our institutional investors and the analyst community to help them analyze the health of our business. These measures also allow our investors to compare our historical performance to that of our competitors.

Patent Litigation.

	Year ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Revenue	$105,015	$99,131	$47,595	5.9%	108.3%
Patent litigation	14,560	23,404	7,833	-37.8%	198.8%
Patent litigation as a percentage of net revenue	13.9%	23.6%	16.5%

Patent litigation expenses were $14.6 million, or 13.9% of revenue, for the year ended December 31, 2006 as compared to $23.4 million, or 23.6% of revenue for the year ended December 31, 2005. This included a $3.0 million settlement with Micrel and a provision for litigation of $3.5 million for our lawsuit with O2 in 2006 and 2005, respectively. The decrease in patent litigation expenses was due to the settlement of certain lawsuits in 2005 and 2006 and a corresponding reduction in legal costs for those cases. For a more complete description of our litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 11 “Litigation” of Notes to Consolidated Financial Statements.

Patent litigation expenses were $23.4 million, or 23.6% of revenue, for the year ended December 31, 2005, which included a provision for litigation of $3.5 million for our lawsuit with O2. Patent litigation expenses were $7.8 million, or 16.5% of revenue, for the year ended December 31, 2004. The increase in patent litigation expenses was due to an increase in activities associated with multiple lawsuits in the United States, several trials and trial preparations in 2005, and a settlement with Microsemi in 2006 for which we recorded an expense in 2005.

Lease Abandonment.

In December 2006, we abandoned our lease in Los Gatos and incurred a related impairment charge in the amount of $1.3 million, of which $0.1 million was allocated to cost of revenue.

Interest and Other Income.    Interest and other income was $2.6 million for the year ended December 31, 2006 and $1.7 million for the year ended December 31, 2005. Interest and other income increased due to higher cash balances and higher yields and is comprised primarily of interest earned on our cash and short-term investments.

Interest and other income was $1.7 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004. The increase in interest income was primarily due to the increase in our cash and short-term investments, resulting from the $34.9 million in proceeds of our initial public offering.

Other Expense.    Other expense, comprised mainly of VAT expenses, was $0.3 million for the year ended December 31, 2006 and relatively constant at $0.1 million for the years ended December 31, 2005 and 2004.

Income Tax Provision (Benefit).    The income tax provision for the year ended December 31, 2006 was $6.5 million or 179.5% of the pre-tax income. This differs from the federal statutory rate of 34% primarily for the following reasons:

•	Our stock-based compensation expenses related to our incentive stock options of $4.4 million was not tax deductible;

•	We included a litigation reserve of $2.1 million, which is a tax adjustment that increases US taxable income;

•	We also had an average of $2.9 million of Section 956 inventory in the US, which is a tax adjustment that increases US taxable income; and

•

We calculated a partial valuation allowance for federal tax purposes of $1.6 million and full valuation allowance for state tax purposes of $0.6 million based on the likelihood that the deferred tax asset associated with stock options will not be realized.

Our effective tax rate for the year ended December 31, 2005, was 36.6%. For additional information, see Note 9 “Income Taxes” of the Notes to Consolidated Financial Statements.

Cumulative Effect of Applying SAB 108.    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Missatatements in Current Year Financial Statements. In connection with the adoption of SAB 108 effective January 1, 2006, we corrected our financial statements for the cumulative effect of certain prior period errors by decreasing accumulated deficit and accounts payable as of the SAB 108 adoption date by $0.33 million. These errors had resulted from the duplicate recording of certain inventory costs in 2003, 2004 and 2005. In addition, an error resulting from unrecorded stock grants in 2000 and 2001 was corrected by increasing accumulated deficit and common stock as of the SAB 108 adoption date by $0.27 million. We used our historical method for evaluating materiality prior to the adoption of SAB 108 and determined that these errors were not material to the financial statements for any of the prior periods.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $77.0 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million compared to working capital of $65.5 million, including cash and cash equivalents of $25.1 million, short-term investments of $38.8 million and restricted cash of $2.9 million as of December 31, 2005. We financed our growth primarily with proceeds from the issuance of common and preferred stock, the exercise of stock options, and cash generated from operating activities. In November 2004, we received total proceeds of $34.9 million, net of related issuance fees and offering costs, from our initial public offering.

For the year ended December 31, 2006, net cash provided by operating activities of $11.8 million was primarily due to changes in working capital in the amount of $11.5 million. Net cash provided by operating activities was $17.2 million for the year ended December 31, 2005, compared to $9.0 million for the year ended December 31, 2004. Cash provided by operating activities for the year ended December 31, 2005 was primarily from increased revenues and related margin contributions.

For the year ended December 31, 2006, net cash generated from investing activities was $6.6 million, primarily due to net proceeds from our investments in the amount of $11.1 million and releasing a restriction on our cash in the amount of $2.9 million. Cash that was previously restricted as collateral to a surety bond that we have outstanding as a result of our litigation with O2 Micro, is no longer restricted. These amounts were offset by capital purchases of $7.5 million, primarily related to our facility in Chengdu and the ramping up of our research and development activities.

For the year ended December 31, 2005, we used $26.6 million in investing activities as compared to $24.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, we had net proceeds from sale of short-term investments of $172.2 million, which was offset by purchases of short-term investments of $194.1 million. For the year ended December 31, 2005, we purchased $1.9 million of capital equipment.

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

Net cash provided by financing activities for the year ended December 31, 2006 was $7.3 million, primarily from the proceeds related to the exercise of options and warrants in the amount of $4.1 million, proceeds from the purchase of stock through our employee stock purchase plan in the amount of $1.2 million, excess tax benefits related to the exercise of options in the amount of $1.6 million and the repayment of a stockholder note in the amount of $0.4 million.

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

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Consolidated Statement of Cash Flows.

Contractual Obligation and Off Balance Sheet Arrangements

In December 2006, we relocated our corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the lease in the amount of $1.3 million. We lease our headquarters and sales offices in San Jose, California under a noncancelable operating lease which expires in October 2009. Certain of our facility leases provide for periodic rent increases. In addition, we entered into a five-year lease arrangement in 2004 for our manufacturing facility located in Chengdu, China. We also lease sales offices in Japan, China, Taiwan and Korea. Total obligations under these leases are included in the table below.

We outsource the production of wafers to a third party foundry. The agreement with the foundry provides for three-month production forecasts. We have committed to purchase any wafers under a three-month production forecast, once production has begun. As of December 31, 2006, these purchase commitments were $9.3 million.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.2 million.

As of December 31, 2006, we had no off-balance sheet financing arrangements or activities outside of operating leases and non cancelable purchase orders other than those discussed above. The following table summarizes our contractual obligations and off-balance sheet arrangements at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$3,904	$1,556	$2,231	$96	$21
Outstanding purchase commitments	9,309	9,309	—	—	—
Payments under settlement agreement	1,000	—	1,000	—	—

	$14,213	$10,865	$3,231	$96	$21

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities.

We do not use derivative financial instruments in our investment portfolio. Investment debt securities are classified as available-for-sale, and no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders’ equity.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2006, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and, accordingly, reduced its accumulated deficit as of January 1, 2006 to correct its financial statements for the cumulative effect of certain prior period errors.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in lawsuits related to alleged patent infringement and alleged misappropriation of trade secrets.

/s/ Deloitte & Touche LLP

San Jose, California

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Monolithic Power Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the change in the Company’s method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) as described in Note 1 to the consolidated financial statements, the cumulative effect adjustment to reduce accumulated deficit as of January 1, 2006 resulting from the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108 as described in Note 2 to the consolidated financial statements, and lawsuits related to alleged patent infringement and alleged misappropriation of trade secrets as described in Note 11 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 2, 2007

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$50,816	$25,091
Short-term investments	27,674	38,814
Accounts receivable, net of allowances of $ 227 in 2006 and 2005	9,156	9,537
Inventories	6,738	6,165
Deferred income tax asset—current	1,658	3,671
Prepaid expenses and other current assets	1,118	1,501
Restricted cash	—	2,938

Total current assets	97,160	87,717

Property and equipment, net	11,358	6,238
Other assets	500	387
Restricted assets	8,309	6,433

Total assets	$117,327	$100,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,909	$6,583
Accrued compensation and related benefits	4,792	2,974
Accrued income tax payable	684	2,913
Accrued liabilities	8,737	9,797

Total current liabilities	20,122	22,267

Deferred rent	484	209
Deferred income tax liability	—	131
Long term liabilities	1,769	—

Total liabilities	$22,375	$22,607

Stockholders’ equity:
Common stock, $0.001 par value, $30 and $ 29 in 2006 and 2005, respectively; shares authorized: 150,000,000; shares issued and outstanding: 30,369,381 and 29,155,722 in 2006 and 2005, respectively	113,532	98,342
Deferred stock compensation	(487)	(4,544)
Note receivable from stockholder	—	(398)
Accumulated other comprehensive loss	(198)	(138)
Accumulated deficit	(17,895)	(15,094)

Total stockholders’ equity	94,952	78,168

Total liabilities and stockholders’ equity	$117,327	$100,775

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share data)

	Years ended December 31,
	2006	2005	2004
Revenue	$105,015	$99,131	$47,595
Cost of revenue, including stock-based compensation*	38,107	36,003	19,594

Gross profit	66,908	63,128	28,001

Operating expenses:
Research and development, including stock-based compensation*	22,301	14,826	12,854
Selling, general and administrative, including stock-based compensation*	27,594	18,434	12,549
Lease abandonment	1,218	—	—
Patent litigation	14,560	23,404	7,833

Total operating expenses	65,673	56,664	33,236

Income (loss) from operations	1,235	6,464	(5,235)
Other income (expense):
Interest and other income	2,637	1,703	171
Interest and other expense	(273)	(111)	(93)

Total other income, net	2,364	1,592	78

Income (loss) before income taxes	3,599	8,056	(5,157)
Income tax provision (benefit)	6,462	2,949	(1,438)

Net income (loss)	(2,863)	5,107	(3,719)
Accretion of redeemable convertible preferred stock	—	—	1,183

Net income (loss) attributable to common stockholders	(2,863)	5,107	(4,902)

Basic net income (loss) per common share	$(0.10)	$0.18	$(0.54)

Diluted net income (loss) per common share	$(0.10)	$0.17	$(0.54)

Shares used in basic net income (loss) per common share	29,502	27,998	9,132
Dilutive effect of stock options and restricted stock	—	2,873	—

Shares used in diluted net income (loss) per common share	29,502	30,871	9,132

* Stock-based compensation has been included in the following line items:
Cost of revenue	$539	$366	$913
Research and development	5,236	2,611	5,165
Selling, general and administrative	5,749	2,408	5,483

Total	$11,524	$5,385	$11,561

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series A		Series B		Series C		Common Stock		Deferred Stock Compen- sation	Notes Receivable from Stock- holders	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
Balance as of December 31, 2003	3,061,846	$1,059	4,261,706	$3,321	3,044,708	$6,783	6,527,728	$13,384	$(7,621)	$(398)	$(15,299)	$2	$1,231
Components of comprehensive loss:
Net loss											(3,719)		(3,719)
Foreign exchange gain												241	241

Total comprehensive loss													(3,478)

Exercise of stock options							674,221	530					530
Issuance of stock option to employees at less than fair market value								13,332	(13,332)				—
Amortization of deferred stock compensation, net of forfeitures								(1,056)	12,012				10,956
Compensation expense for non-employees stock options								1,098					1,098
Accretion of redemption value of Series D preferred stock											(1,183)		(1,183)
Issuance of Restricted Stock							176,740
Exercise of Series C warrants					120,000	270							270
Conversion of convertible preferred stock to common stock	(3,061,846)	(1,059)	(4,261,706)	(3,321)	(3,164,708)	(7,053)	10,488,260	11,433					—
Conversion of Series D redeemable convertible preferred stock to common stock							5,087,767	19,597					19,597
Net proceeds from initial public offering, net of issuance costs of $ 2,920							4,785,825	34,918					34,918

Balance as of December 31, 2004	—	$—	—	$—	—	$—	27,740,541	$93,236	$(8,941)	$(398)	$(20,201)	$243	$63,939

Components of comprehensive loss:
Net income											5,107		5,107
Foreign exchange loss												(381)	(381)

Total comprehensive income													4,726

Exercise of stock options, net of income tax benefit of $1,355							1,059,061	3,416					3,416
Exercise of Series C warrants							60,000	48					48
Shares purchased through ESPP							95,910	612					612
Amortization of deferred stock compensation, net of forfeitures								(1,978)	7,027				5,049
Compensation expense for non-employee stock options								378					378
Issuance of restricted stock							200,210	2,630	(2,630)

Balance as of December 31, 2005	—	$—	—	$—	—	$—	29,155,722	$98,342	$(4,544)	$(398)	$(15,094)	$(138)	$78,168

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share data)

	Series A		Series B		Series C		Common Stock		Deferred Stock Compen- sation	Notes Receivable from Stock- holders	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
Cumulative effect of applying SAB 108—accounts payable											331		331
Cumulative effect of applying SAB 108—stock compensation								269			(269)		—
Components of comprehensive loss:
Net income											(2,863)		(2,863)
Foreign exchange loss												(60)	(60)

Total comprehensive loss													(2,923)

Exercise of stock options, net of income tax benefit of $2,122							957,243	6,054					6,054
Exercise of warrants							31,282
Shares purchased through ESPP							172,037	1,209					1,209
Stock-based compensation expense, net of forfeitures								9,936	1,526				11,462
Compensation expense for non-employee stock options								62					62
Reclass of deferred compensation								(2,531)	2,531
Sale of common stock								191					191
Repayment of stockholder note receivable										398			398
Issuance of restricted stock							53,097

Balance as of December 31, 2006	—	$—	—	$—	—	$—	30,369,381	$113,532	($487)	$—	($17,895)	($198)	$94,952

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,863)	$5,107	$(3,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,724	1,669	1,106
Loss on disposal of property and equipment	128	7	47
Loss on investment	—	—	13
Deferred tax assets	1,921	(1,639)	(1,901)
Tax benefit from stock option transactions	2,122	1,355	—
Excess tax benefit from stock option transactions	(1,601)	—	—
Amortization of deferred stock compensation and other stock—based expense	11,524	5,434	12,054
Changes in operating assets and liabilities:
Accounts receivable	381	(5,551)	571
Inventories	(572)	(766)	(3,799)
Prepaid expenses and other assets	289	(625)	(890)
Restricted assets	(1,841)	—	—
Accounts payable	(687)	3,149	1,604
Accrued liabilities	425	5,023	2,408
Accrued income taxes payable	(2,212)	2,507	374
Accrued compensation and related benefits	1,610	1,451	1,003
Deferred rent	471	90	97

Net cash provided by operating activities	11,819	17,211	8,968

Cash flows from investing activities:
Property and equipment purchases	(7,474)	(1,878)	(3,218)
Proceeds from sale of fixed assets	1	—	34
Purchase of short-term investments	(87,294)	(194,059)	(17,000)
Proceeds from sale of short-term investments	98,434	172,245	1,500
Changes in restricted assets	2,938	(2,897)	(5,854)

Net cash provided by (used in) investing activities	6,605	(26,589)	(24,538)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,122	2,722	800
Proceeds from initial public offering, net of offering expenses	—	(8)	34,918
Proceeds from employee stock purchase plan	1,209	—	—
Excess tax benefits from stock option transactions	1,601	—	—
Repayment of stockholder note receivable	398	—	—

Net cash provided by financing activities	7,330	2,714	35,718

Effect of change in exchange rates	(29)	(264)	236

Net increase (decrease) in cash and cash equivalents	25,725	(6,928)	20,384
Cash and cash equivalents, beginning of period	25,091	32,019	11,635

Cash and cash equivalents, end of period	$50,816	$25,091	$32,019

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for taxes	$4,608	$572	$—

Liability accrued for equipment purchases	$355	$1,825	$—

Non-cash portion of restricted stock and stock options issued at less than fair market value	$—	$2,629	$13,332

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

Foreign Currency Transactions—The Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: ability, advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; availability of foundry capacity; and the Company’s ability to attract and retain employees necessary to support its growth.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also a party to litigation with several competitors (see Note 11).

Cash Equivalents—Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less.

Short-Term Investments—The Company classifies short-term investments, which consist primarily of auction rate securities purchased with remaining maturities of more than three months, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Net realized investment gains or losses are recognized based on specific identification of investments sold. Gross realized losses on those sales were $13,000 for the year ended December 31, 2004. There were no realized gains or losses for the years ended December 31, 2006 and 2005.

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents and short term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short term investments are stated at their fair market value.

Inventories—Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value. The Company monitors manufacturing variances and revises standard costs if necessary. Due to continued demand changes, potential obsolescence, and product life cycle, the Company writes down inventory to net realizable values.

The Company’s products also contain critical components supplied by a single or limited number of third parties. The Company has an inventory of such components to ensure an available supply of products for its customers. Any significant shortage of such components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s results of operations.

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

Restricted Assets—Restricted assets of $8.3 million at December 31, 2006 includes approximately $6.4 million in cash placed in certificate of deposit accounts with, and assets seized by, a Court in Taiwan in conjunction with the current patent litigation. It also includes a $1.9 million bond that was purchased in Taiwan by the Company in November 2006 to have its fixed assets and cash released and to avoid further seizures until the matter with O2 is resolved (see Note 11).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in the Company recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The majority of the Company’s sales are made through distribution arrangements with third parties. The Company recognizes revenue upon shipment to those third party distributors under these distribution arrangements. Some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases. In 2006, the Company established a sales reserve for these stock rotation rights. The Company’s normal payment terms with its distributors are generally 30 to 45 days from invoice date, and the Company’s arrangements with its largest distributors do not include price protection provisions. Although some of the Company’s arrangements with certain distributors include price protection provisions permitting them a credit for unsold inventory if the Company reduces its list prices, the Company has not experienced any significant claims pursuant to these provisions. In addition, terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, the Company’s products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, the Company signed a distribution agreement with a major U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer. At December 31, 2006, $0.2 million in deferred revenue was recorded for shipments to this distributor.

Consideration Given to Customers—The Company granted an option to purchase 100,000 shares of common stock to a non-employee in connection with a distribution arrangement in 2003. The fair value of the options was recorded as a non-cash reduction of revenue in accordance with Emerging Issues Task Force Issue No. 01 -9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), over the term of the four-year option agreement. For the years ended December 31, 2005 and 2004, a reduction of revenue of $0.1 million and $0.2 million, respectively, was recorded.

During 2004 and 2005, the Company also granted stock options to individuals employed by certain of its customers. These options were valued using the fair value method and a related charge of $48,000 and $0.5 million was recorded as a reduction of revenue in 2005 and 2004, respectively.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the Consolidated Statement of Operations as an operating expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS No. 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid.

At December 31, 2006, the Company had two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2004 Employee Stock Purchase Plan (“ESPP Plan”).

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

Patent Litigation—Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 11).

Comprehensive Income (Loss) —SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2006, 2005 and 2004.

New Accounting Standards To Be Adopted—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating its provision and is currently unable to estimate the impact.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an amendment of FASB Statement No. 5, Accounting for Contingencies and an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating its provision and is currently unable to estimate the impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

2.	Cumulative Effect of Applying SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Missatatements in Current Year Financial Statements. In connection with the adoption of SAB 108 effective January 1, 2006, the Company corrected its financial statements for the cumulative effect of certain prior period errors by decreasing accumulated deficit and accounts payable as of the SAB 108 adoption date by $0.33 million. These errors had resulted from the duplicate recording of certain inventory costs in 2003, 2004 and 2005. In addition, an error resulting from unrecorded stock grants in 2000 and 2001 was corrected by increasing accumulated deficit and common stock as of the SAB 108 adoption date by $0.27 million. The Company, using its historical method for evaluating materiality prior to the adoption of SAB 108, determined that these errors were not material to the financial statements for any of the prior periods.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Cash and Cash Equivalents and Short-Term Investments

The following is a schedule of the Company’s cash and cash equivalents and short-term investments as of December 31, 2006 and 2005. The adjusted cost of these short-term investments approximates their fair value as of December 31, 2006 and 2005.

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2006	2005
Cash, Cash Equivalents and Short-term Investments
Cash in Banks	$31,943	$19,499
Time Deposits	—	5,550
Mutual Funds	—	42
Government Agencies	10,051	—
Municipal Bonds / Notes	27,674	38,814
Corporate Preferred Securities	8,822	—

Total Cash, Cash Equivalents and Short-term Investments	$78,490	$63,905

Reported as:
Cash and Cash Equivalents	$50,816	$25,091
Short-term Investments	27,674	38,814

Total Cash, Cash Equivalents and Short-term Investments	$78,490	$63,905

4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Work in progress	$3,357	$2,516
Finished goods	3,381	3,649

Total inventories	$6,738	$6,165

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Computers, software and equipment	$16,700	$10,726
Furniture and fixtures	398	210
Leasehold improvements	1,195	175
Vehicle	122	—

Total	18,415	11,111
Less accumulated depreciation	(7,057)	(4,873)

Property and equipment, net	$11,358	$6,238

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $1.7 million and $1.1 million, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Warranty (see Note 10)	$1,038	$490
Legal expenses and settlement costs	4,411	7,297
Professional fees	1,076	731
Deferred revenue	687	266
Other	1,525	1,013

Total accrued liabilities	$8,737	$9,797

7.	Stockholders’ Equity

Initial Public Offering

In November 2004, the Company sold 4,000,000 shares of common stock through its initial public offering at an offering price of $8.50 per share. The Company received proceeds of $28.7 million, net of related issuance fees and estimated offering costs. In connection with the initial public offering, 15,576,027 shares of preferred stock were converted into the same number of common shares and the carrying value of such preferred stock was reclassified to additional paid-in-capital. In December 2004, the underwriters exercised their over allotment option for 785,825 common shares, and the Company received proceeds of $6.2 million, net of related issuance fees.

Redeemable Convertible Preferred Stock

In August 2002, the Company issued 5,087,767 shares of Series D redeemable convertible preferred stock for cash proceeds of $16.6 million, net of issuance costs of $0.1 million. Pursuant to its conversion terms, the Series D preferred stock converted into 5,087,767 shares of common stock valued at $19.6 million in connection with the Company’s initial public offering in November 2004. Prior

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to its conversion, the Company was accreting the redemption value over the period until redemption would have been required. Accordingly, total accretion for the year ended December 31, 2004, 2003 and 2002 were $1.2 million, $1.3 million and $0.4 million, respectively.

Convertible Preferred Stock

During 1997, the Company issued 2,225,702 shares of Series A convertible preferred stock for $0.8 million, net of issuance costs of $13,000. In December 1998, 836,144 warrants to purchase Series A convertible preferred stock at $0.35 per share were exercised for $0.3 million.

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

In March 2001, in connection with a bridge loan, the Company issued warrants to purchase 120,000 shares of the Company’s Series C convertible preferred stock for $2.25 per share with an expiration term of five years. The fair value of the warrants was determined using the Black-Scholes option pricing model over the contractual term of the warrants using the following assumptions: volatility of 75%; risk free interest rate of 4.0% and no dividends during the contractual term. The fair value was amortized to income over the term of the bridge loan. The warrants were exercised in 2004 for aggregate proceeds of $0.3 million. The bridge loan and associated accrued interest were converted on May 16, 2001 into 898,044 shares of Series C convertible preferred stock at a price of $2.25 per share for an aggregate purchase price of $2.0 million.

In May 2001, the Company issued 2,146,664 shares of Series C convertible preferred stock for $4.8 million net of issuance costs of $67,000.

In December 2001, the Company authorized the issuance of a warrant to purchase 33,718 shares of Series C convertible preferred stock at $2.25 per share as consideration for legal services. The fair value of the warrant at the date of issuance was $0.1 million based on the fair value of the services received and has been amortized to expense over the agreement period. In August 2002, the Company issued a warrant to purchase 33,718 shares of common stock at $1.20 per share that effectively replaced the warrant authorized by the Board of Directors in 2001. The Company determined that the original value recorded in 2001 represented the fair value of the consideration received, and as such, no additional expense was recorded in 2002. The warrant was net exercised in the second quarter of 2006 for 31,282 shares.

On November 19, 2004, the initial public offering date, 3,061,846 shares of Series A convertible preferred stock, 4,261,706 shares of Series B convertible preferred stock, and 3,164,708 shares of Series C convertible stock were converted to common stock of the Company.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 48 month period. A summary of our restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2003	—	$—

Awards granted	176,740	7.47
Awards forfeited	(230)	7.50

Outstanding at December 31, 2004	176,510	$7.47	2.17

Awards granted	284,630	9.24
Awards released	(40,123)	7.47
Awards forfeited	(84,440)	7.85

Outstanding at December 31, 2005	336,577	$8.88	1.84

Awards granted	75,200	15.80
Awards released	(88,188)	8.62
Awards forfeited	(22,103)	10.74

Outstanding at December 31, 2006	301,486	$10.54	1.32

In 2006, the Company issued 60,000 restricted stock units, all of which remain outstanding, with an aggregate grant date fair value of $0.7 million at December 31, 2006. The restricted stock units vest generally two to four years as determined by the Company’s Compensation Committee, and are released upon vesting.

The compensation expense related to restricted stock was $0.9 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively. The total fair value of restricted stock that vested during the year ended December 31, 2006 was $0.9 million. At December 31, 2006, unamortized compensation expense related to unvested restricted stock was approximately $2.8 million with a weighted average remaining recognition period of 2.3 years.

In 2001, the Company sold restricted stock to an employee and accepted as payment a note receivable in the amount of $0.4 million, bearing interest at the rate of 5.9% annually. The note was classified as a stockholder note receivable in the stockholders’ equity section of the Company’s balance sheet at December 31, 2005 and 2004 respectively. The note was repaid in full in March 2006.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. There were 800,000 shares initially reserved for issuance under the 2004 Equity Incentive Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of 5% of the outstanding shares of common stock on the first day of the year; 2,400,000 shares; or a number of shares determined by the Board of Directors. Effective January 1, 2006, 1,457,786 shares were added to the 2004 Plan. As of December 31, 2006, 1,480,177 shares were available for future option grants. The options granted to employees generally vest over a four year period and have a contractual life of seven to ten years.

A summary of the status of our stock option plans is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003 (1,605,154 options exercisable at a weighted-average exercise price of $0.78)	5,065,850	$1.01

Options granted (weighted-average fair value of $5.06 per share)	4,337,600	7.75
Options exercised	(674,221)	0.78
Options forfeited	(696,071)	2.10
Options expired	(33,833)	1.18

Outstanding at December 31, 2004 (2,275,679 options exercisable at a weighted-average exercise price of $1.46)	7,999,325	$4.59	8.49	$39,079,623

Options granted (weighted-average fair value of $5.93 per share)	2,503,250	9.15
Options exercised	(1,059,311)	1.95
Options forfeited	(1,030,405)	7.80
Options expired	(33,643)	9.81

Outstanding at December 31, 2005 (3,428,626 options exercisable at a weighted-average exercise price of $3.65)	8,379,216	$5.87	8.06	$76,465,538

Options granted (weighted-average fair value of $8.05 per share)	2,129,000	14.37
Options exercised	(944,743)	4.15
Options forfeited	(463,053)	11.02
Options expired	(22,225)	10.00

Outstanding at December 31, 2006	9,078,195	$7.77	7.21	$37,698,914

Options exercisable at December 31, 2006 and expected to become exercisable	7,518,562	$7.77	7.21	$31,222,241

Options vested and exercisable at December 31, 2006	4,576,160	$4.82	6.35	$28,978,364

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information as of December 31, 2006 concerning outstanding and vested options:

	Options Outstanding		Weighted Average Exercise Prices	Options Exercisable
Range of Exercise Prices	Number of Options Outstanding as of 12/31/2006	Weighted Average Remaining Contractual Life (Years)		Number of Options Exercisable as of 12/31/2006	Weighted Average Exercise Prices
$0.08 – $0.80	386,320	4.25	0.58	386,320	0.58
$1.20	1,349,810	6.32	1.20	1,175,255	1.20
$1.32 – $4.00	400,300	0.54	1.32	400,300	1.32
$5.00	1,323,259	7.05	5.00	941,985	5.00
$7.50 – $8.00	1,070,168	7.79	7.69	590,216	7.69
$8.05 – $9.32	1,190,092	8.46	8.58	340,014	8.60
$9.34 – $9.99	360,000	7.84	9.68	57,580	9.60
$10.00	913,846	7.41	10.00	568,721	10.00
$10.02 – $14.08	966,000	7.88	12.10	82,637	11.72
$14.12 – $18.95	1,118,400	9.10	16.79	33,132	15.36

$0.08 – $18.95	9,078,195	7.21	7.77	4,576,160	4.82

The compensation expenses related to stock options was $10.1 million, $3.9 million and $10.6 million for the years ended December 31, 2006, 2005 and 2004. The total fair value of options that vested during the year ended December 31, 2006 was $10.1 million and the total intrinsic value of options exercised during the year ended December 31, 2006 was $10.4 million. Net cash proceeds from the exercise of stock options were $3.9 for the year ended December 31, 2006.

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

	2006	2005	2004
Expected term (years)	4.9	4.0	4.0
Expected volatility	60.6%	66.0%	0-65%
Risk-free interest rate	4.7%	4.3%	3.4%
Dividend yield	—	—	—

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

At December 31, 2006, unamortized compensation expense related to unvested options was approximately $16.9 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.86 years.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information for Periods Prior to Adoption of SFAS 123(R)

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, the Company accounted for stock-based awards to employees under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The Company amortized deferred stock-based compensation over the vesting period of the option, which is generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinion No. 25.

The following pro forma net loss and net loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock plans under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$5,107	$(3,719)
Add stock-based employee compensation included in net income	3,284	7,122
Less stock-based employee compensation expense determined under the fair value method, net of tax	(7,918)	(7,872)

Pro forma net income (loss)	$473	$(4,469)

Accretion of redeemable convertible preferred stock	—	1,183

Pro forma net income (loss) attributable to common stockholders	$473	$(5,652)

Basic net income (loss) per share:
As reported	$0.18	$(0.54)
Pro forma	$0.02	$(0.62)
Diluted net income (loss) per share:
As reported	$0.17	$(0.54)
Pro forma	$0.02	$(0.62)

Additional Stock Plan Information

As discussed in Note 1, the Company accounted for its share-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations through the year ended December 31, 2005. Accordingly, the Company did not generally recognize compensation expense in accounting for its stock options granted to employees and directors at exercise prices equal to the fair market value on the date of grant and employee stock purchase plan shares.

At December 31, 2006, the Company had reserved the following number of shares of common stock for issuance:

Issuance under stock option plans	9,125,695
Issuance under the employee stock purchase plan	1,069,978

Total	10,195,673

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) became effective on the closing of the Company’s initial public offering. Under the Purchase Plan, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2006 and 2005, 172,037 shares and 95,910 shares, respectively, were issued under the Purchase Plan. As of December 31, 2006, there were 1,069,978 shares available for issuance under the Purchase Plan.

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the year ended December 31, 2006 was $0.4 million. There was no compensation expense related to the Company’s ESPP for the year ended December 31, 2005. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2006, 2005 and 2004, the following assumptions were used in the valuation of the stock purchase rights:

	2006	2005	2004
Expected term (years)	0.5	0.5	0.5
Expected volatility	48.0%	40.0%	59.0%
Risk-free interest rate	5.1%	4.0%	2.6%
Dividend yield	—	—	—

Non-Employee Stock-Based Compensation

During 2006, 2005 and 2004, the Company issued nonstatutory options to nonemployees for the purchase of 300, 9,500 and 39,300 shares of common stock at weighted average exercise prices of $18.11, $7.92, and $5.93 per share, respectively. Such options were issued for services provided by nonemployees and have vesting terms generally ranging from immediate to four years. The compensation expense related to non-employees was $0.1 million, $0.4 million and $1.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The Black-Scholes option pricing model was used to value the non-employee options, using the following assumptions:

	2006	2005	2004
Contractual life (years)	10.0	10.0	10.0
Expected volatility	65.0%	66.0%	65.0%
Risk-free interest rate	4.8%	4.3%	4.7%
Dividend yield	—	—	—

8.	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(loss) per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2006, 2005 and 2004, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Years Ended December 31,
	2006	2005	2004
Stock options	9,078,195	2,077,876	7,999,325
Restricted common stock	361,486	—	290,991
Warrants	—	—	93,718

Total	9,439,681	2,077,876	8,384,034

9.	Income Taxes

The components of pretax income (loss) for the years ended December 31, 2006, 2005 and 2004 are (in thousands):

	2006	2005	2004
United States	$(468)	$3,911	$61
International	4,067	4,145	(5,218)

Consolidated	$3,599	$8,056	$(5,157)

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested.

The income tax provision (benefit) consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$4,545	$4,734	$527
State	(94)	(10)	96
Foreign	91	49	186
Deferred:
Federal	(981)	(1,481)	823
State	334	(638)	(12)
Foreign	—	—	(23)
Valuation allowance	2,567	295	(3,035)

Income tax provision (benefit)	$6,462	$2,949	$(1,438)

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2006	2005	2004
U.S. statutory federal tax rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	5.8	5.8	(3.4)
Research and development credits	(27.2)	(12.8)	(0.2)
Deferred stock compensation	67.3	9.3	(28.3)
Foreign income at lower rates	(30.6)	(2.6)	(23.2)
Inventory transfer	27.7	—	—
Change in tax rate	—	(4.1)	—
Change in valuation allowance	71.3	3.7	53.7
Litigation reserves & Other	31.2	3.3	(5.7)

Effective tax rate	179.5%	36.6%	27.9%

The income tax provision for the year ended December 31, 2006 was $6.5 million or 179.5% of the pre-tax income. This differs from the federal statutory rate of 34% primarily for the following reasons:

•	Stock-based compensation expenses related to the Company’s incentive stock options of $4.4 million was not tax deductible;

•	A litigation reserve of $2.1 million, which is a tax adjustment that increases US taxable income, was included in the provision;

•	The Company had an average of $2.9 million of Section 956 inventory in the US, which is a tax adjustment that increases US taxable income; and

•

The Company calculated a partial valuation allowance for federal tax purposes of $1.6 million and full valuation allowance for state tax purposes of $0.6 million based on the likelihood that the deferred tax asset associated with stock options will not be realized.

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Research and business tax credits	$—	$437
Stock compensation	3,616	3,067
Other costs not currently deductible	2,997	2,488

Total deferred tax assets	6,613	5,992
Valuation allowance	(4,621)	(2,054)

Deferred tax assets, net of valuation allowance	$1,992	$3,938

Deferred tax liabilities:
Depreciation and amortization	$(373)	$(398)

Total deferred tax liabilities	(373)	(398)

Deferred tax liabilities, net of valuation allowance	$(373)	$(398)

Net deferred tax assets	$1,619	$3,540

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the available objective evidence and the recent history of profits and forecasted taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $4.6 million and $2.1 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company only had research tax credit carryforwards of $0.4 million for federal income tax purposes. These credits can be carried forward indefinitely.

10.	Commitments and Contingencies

The following table summarizes the Company’s commitments as of December 31, 2006 (in thousands).

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$3,904	$1,556	$2,231	$96	$21
Outstanding purchase commitments	9,309	9,309	—	—	—
Payments under settlement agreement	1,000	—	1,000	—	—

	$14,213	$10,865	$3,231	$96	$21

Lease Obligations

In December 2006, we relocated our corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million. The Company leases its headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. Certain of the Company’s facility leases provide for periodic rent increases. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China. The Company also leases its sales offices in Japan, China, Taiwan and Korea. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $1.0 million and $0.7 million, respectively.

Chengdu, China Commitment

In September 2004, the Company signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of its ICs. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.2 million.

Warranty and Indemnification Provisions

The Company provides a standard one-year warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts for defective units. On occasion the Company permits the return of defective products outside the normal warranty period. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in warranty reserves during 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$490	$53	$120
Warranty costs	(442)	—	(165)
Warranty provisions for product sales	990	437	98

Balance at end of year	$1,038	$490	$53

The Company provides indemnification agreements to its manufacturer and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. Such costs were $0.4 million, $5.2 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

11.	Litigation

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

There are two cases pending in the U.S.:

The first case is now on appeal to the United States Court of Appeals for the Federal Circuit. In this case, O2 claimed that the Company misappropriated certain trade secrets and the Company claimed that O2 infringed certain of its patents. A provision for litigation in the amount of $3.5 million has been set aside for this matter. The Company will continue to incur substantial legal expenses in connection with the appeals in this case. If O2 were to be successful on any appeals from the judgments, the initial jury award of $12 million, which was subsequently overturned, could be reinstated and/or O2’s claims could be remanded for further proceedings. Rulings against the Company on any of these issues on retrial could result in an award of damages to O2 or an injunction against selling the Company’s CCFL products in the U.S. Any such injunction could have a material adverse effect on the Company’s business and results of operations. To date, direct sales of the Company’s CCFL products in the U.S. have not been significant.

The second case is now pending in the United States District Court for the Northern District of California. In this action, O2 alleged that certain of the Company’s CCFL products and several of the Company’s indirect customers and supplier infringe O2’s ‘722 patent and that the Company and its CEO, Michael Hsing, engaged in unfair competition. On February 8, 2007, the court granted the Company’s motion that O2 has presented no evidence of damages, finding that O2’s damages claim was unreliable and inadmissible. The Company is defending and indemnifying some of these

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendants. Trial is currently scheduled for April 30, 2007. If the Company does not prevail in trial and O2 were to be successful on seeking an injunction against selling the Company’s CCFL products in the US, any such injunction would have a material adverse on the Company’s business and results of operation.

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

The Company has obtained two counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with the Company’s or other parties’ manufacture, sale, use or importation, by either the Company or a third party, of certain of the Company’s CCFL products. The Company posted cash bonds of approximately $6.1 million, which are currently recorded as restricted assets on the Company’s balance sheet. In addition, the Company has posted an additional $1.8 million to have its assets released and to avoid seizures until the matter with O2 is resolved. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2006, 2005 and 2004.

The Company sponsors a fully funded pension plan for all employees in Taiwan who meet certain eligibility requirements. Based on an actuarial valuation, it was determined that the pension plan was underfunded in the amount of $0.2 million, which the Company has accounted for under the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The liability was recorded in other liabilities.

13.	Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding net revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net or with sales that accounted for 10% or more of the company’s net revenue for each year:

	Accounts Receivable, Net			Net Revenue
	as of December 31,			year ended December 31,
Customers	2006	2005	2004	2006	2005	2004
A	19%	26%	24%	17%	23%	28%
B	22%	*	*	14%	11%	*
C	12%	*	*	*	*	*
D	*	23%	11%	*	20%	21%

*	Represents less than 10% of accounts receivable or net revenue

14.	Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and wireless markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of individual product families.

The Company derived substantially all of its revenue from sales to customers located outside North America during 2006, 2005 and 2004, with geographic revenue based on the customers’ ship-to location.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net revenue by geographic region based on customer location for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
Country	2006	2005	2004
China	$49,754	$47,052	$18,469
Taiwan	23,750	31,052	19,141
Korea	11,915	11,872	3,734
Europe	7,093	2,315	301
Japan	6,930	4,118	2,779
USA	3,965	1,994	1,553
Other	1,608	728	1,618

Total	$105,015	$99,131	$47,595

The following is a summary of net revenue by product type for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,						Percentage Change
	2006		2005		2004		2006 to 2005	2005 to 2004
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$71,715	68.3%	$57,762	58.3%	$24,373	51.2%	24.2%	137.0%
LCD Backlight Inverters	29,201	27.8%	38,119	38.4%	21,910	46.0%	-23.4%	74.0%
Audio Amplifiers	4,099	3.9%	3,250	3.3%	1,312	2.8%	26.1%	147.7%

Total	$105,015	100.0%	$99,131	100.0%	$47,595	100.0%

The following is a summary of long-lived assets by geographic region, excluding restricted assets, for the years ended December 31, 2006, 2005 and 2004 (in thousands) (see Note 1):

	Years Ended December 31,
	2006	2005
China	$6,839	$2,059
United States	4,557	4,148
Other	190	167

Total	$11,586	$6,374

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Valuation and Qualifying Accounts

The Company had the following activity in its valuation allowances (in thousands):

	Deferred Tax Asset Valuation Allowance	Bad Debt
Balance, January 1, 2004	$4,794	$45
Charged to costs and expenses	—	289
Deductions	(3,035)	(112)

Balance, December 31, 2004	1,759	222
Charged to costs and expenses	295	18
Deductions	—	(13)

Balance, December 31, 2005	2,054	227
Charged to costs and expenses	2,567	—
Deductions	—	—

Balance, December 31, 2006	$4,621	$227

16.	Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Revenue	$24,763	$26,601	$27,255	$26,396
Cost of revenue, including stock-based compensation*	9,373	9,833	9,382	9,519

Gross profit	15,390	16,768	17,873	16,877

Operating expenses:
Research and development, including stock-based compensation*	5,067	5,427	5,897	5,910
Selling, general and administrative, including stock-based compensation*	7,427	6,699	6,877	6,591
Lease abandonment	—	—	—	1,218
Patent litigation	4,064	2,821	5,765	1,910

Total operating expenses	16,558	14,947	18,539	15,629

Income (loss) from operations	(1,168)	1,821	(666)	1,248
Other income (expense):
Interest and other income	599	626	662	750
Interest and other expense	(70)	(110)	(71)	(22)

Total other income, net	529	516	591	728

Income (loss) before income taxes	(639)	2,337	(75)	1,976
Income tax provision (benefit)	(231)	1,278	1,797	3,618

Net income (loss)	(408)	1,059	(1,872)	(1,642)
Basic net income (loss) per common share	$(0.01)	$0.04	$(0.06)	$(0.05)

Diluted net income (loss) per common share	$(0.01)	$0.03	$(0.06)	$(0.05)

Shares used in basic net income (loss) per common share	28,816	29,412	29,736	29,994
Dilutive effect of stock options and restricted stock	—	4,192	—	—

Shares used in diluted net income (loss) per common share	28,816	33,604	29,736	29,994

* Stock-based compensation has been included in the following line items:
Cost of revenue	$141	$147	$121	$131
Research and development	1,363	1,346	1,330	1,197
Selling, general and administrative	1,178	1,596	1,518	1,456

Total	$2,682	$3,089	$2,969	$2,784

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share data)
Revenue	$14,637	$22,257	$29,706	$32,531
Cost of revenue, including stock-based compensation*	5,546	8,168	10,593	11,696

Gross profit	9,091	14,089	19,113	20,835

Operating expenses:
Research and development, including stock-based compensation*	3,182	3,753	4,045	3,846
Selling, general and administrative, including stock-based compensation*	3,555	4,528	4,880	5,471
Patent litigation	4,498	17,372	(4,488)	6,022

Total operating expenses	11,235	25,653	4,437	15,339

Income (loss) from operations	(2,144)	(11,564)	14,676	5,496
Other income (expense):
Interest and other income	372	320	401	610
Interest and other expense	(41)	(45)	(74)	49

Total other income, net	331	275	327	659

Income (loss) before income taxes	(1,813)	(11,289)	15,003	6,155
Income tax provision (benefit)	(430)	(4,585)	5,642	2,322

Net income (loss)	(1,383)	(6,704)	9,361	3,833
Basic net income (loss) per common share	$(0.05)	$(0.24)	$0.33	$0.13

Diluted net income (loss) per common share	$(0.05)	$(0.24)	$0.31	$0.12

Shares used in basic net income (loss) per common share	27,537	27,721	28,093	28,528
Dilutive effect of stock options and restricted stock	—	—	2,553	3,995

Shares used in diluted net income (loss) per common share	27,537	27,721	30,646	32,523

* Stock-based compensation has been included in the following line items:
Cost of revenue	$129	$131	$130	$(24)
Research and development	778	698	569	566
Selling, general and administrative	752	531	450	675

Total	$1,659	$1,360	$1,149	$1,217

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework.

Based upon this assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements included in this annual report on Form 10-K, has issued an attestation report, included elsewhere herein, on our assessment of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In response to the material weaknesses that we reported in our Form 10-K filed with the SEC on March 28, 2006, we made the following changes that have materially affected our internal control over financial reporting for the year ended December 31, 2006:

•	We identified project teams to remediate specific areas of concern.

•	We strengthened our finance team by hiring a Corporate Controller and additional personnel in the following areas:

•	Financial process automation;

•	Tax;

•	External reporting;

•	Stock administration;

•	Financial planning and analysis; and

•	Sarbanes-Oxley compliance.

Based on management’s assessment of our internal control over financial reporting at December 31, 2006, we have fully remediated the material weaknesses previously described in our periodic reports, including our Form 10-K for the fiscal year ended December 31, 2005 and our quarterly reports for the three-month periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

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

ITEM 9B.	OTHER INFORMATION

In December 2006, we relocated our corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million.

On January 19, 2007, the Compensation Committee of our Board of Directors amended the base salaries (for Mr. Hsing and Mr. Moyer) and maximum performance cash bonuses for all of our Section 16 officers (except Mr. Moyer) for fiscal year 2007 to the amounts set forth below. The base salaries for fiscal year 2007 were effective as of January 1, 2007 for Mr. Hsing and Mr. Moyer. The cash performance bonus amount to be paid to each such officer is based on the achievement of certain company and/or individual goals.

Name	2006 Base Salary	Maximum 2006 Performance Bonus	2007 Base Salary	Maximum 2007 Performance Bonus
Michael R. Hsing	$280,000	$116,000	$320,000	$188,500
C. Richard Neely, Jr.	$250,000	$101,500	$250,000	$145,000
Deming Xiao	$250,000	$101,500	$250,000	$145,000
Jim Moyer	$150,000	$72,500	$180,000	$72,500
Maurice Sciammas	$250,000	$101,500	$250,000	$145,000
Adriana Chiocchi	$225,000	$18,125	$225,000	$116,000

On February 8, 2007, the Board of Directors ratified the following cash performance bonus disbursements to those Section 16 officers set forth below.

Name	Cash Bonuses Paid for the First Half of 2006	Cash Bonuses Paid for the Second Half of 2006
Michael R. Hsing	$32,000	$48,000
Rick Neely, Jr.	$28,875	$42,000
Deming Xiao	$28,070	$42,000
Jim Moyer	$19,063	$30,000
Adriana Chiocchi	$—	$14,375
Maurice Sciammas	$22,925	$42,000

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2007, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(b) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2(4)	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3(5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4(6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7(9)	Employment Agreement with Michael Hsing.

10.8(10)	Employment Agreement with Tim Christoffersen.

10.9(11)	Employment Agreement with Jim Moyer.

10.10(12)	Change of Control Agreement with Deming Xiao.

10.11(13)	Offer Letter to Saria Tseng.

Exhibit Number	Description
10.12(14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13(15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†(18)	Settlement Agreement with Linear Technology Corporation.

10.17(19)	Employment Agreement with C. Richard Neely, Jr.

10.18(20)	Settlement Agreement with Microsemi Corporation

10.19(21)	Settlement Agreement with Micrel Corporation

10.20(22)	Employment Agreement with Adriana Chiocchi

10.21(23)	Registrant’s 2004 Equity Incentive Plan and form of performance unit agreement. Plan filed above as Exhibit 10.2.

10.22(24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006

10.23(25)	Letter of Agreement with Victor Lee

10.24(26)	Summary of Compensation Plan for Non-Employee Board Members

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004. (10) Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(12)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(13)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2004.
(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 10, 2006.
(19)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.
(20)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2006.
(21)	Incorporated by reference to Exhibit 10.19 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006.

(22)	Incorporated by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.
(23)	Incorporated by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(24)	Incorporated by reference to Exhibit 10.22 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.
(25)	Incorporated by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10.24 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 16, 2007.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: March 16, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2007 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

/s/ HERBERT CHANG Herbert Chang	Director

/s/ ALAN EARHART Alan Earhart	Director

/s/ VICTOR K. LEE Victor K. Lee	Director

/s/ JAMES C. MOYER James C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director