Form 10-Q
period 2007-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2007-04-27
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 31,373,739 shares of the registrant’s common stock issued and outstanding as of April 18, 2007.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$62,889	$50,816
Short-term investments	24,500	27,674
Accounts receivable, net of allowances of $227 in 2007 and 2006	7,778	9,156
Inventories	9,358	6,738
Deferred income tax asset—current	—	1,658
Prepaid expenses and other current assets	3,066	1,118
Restricted cash	125	—

Total current assets	107,716	97,160

Property and equipment, net	11,528	11,358
Deferred income tax asset—long term	1,218	—
Other assets	505	500
Restricted assets	8,198	8,309

Total assets	$129,165	$117,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,964	$5,909
Accrued compensation and related benefits	3,426	4,792
Accrued income tax payable	—	684
Accrued liabilities	10,980	8,737

Total current liabilities	21,370	20,122

Deferred rent	435	484
Non-current income tax liability	4,551	—
Long term liabilities	1,597	1,769

Total liabilities	$27,953	$22,375

Stockholders’ equity:
Common stock, $0.001 par value, $31 and $30 as of March 31, 2007 and December 31, 2006, respectively; shares authorized: 150,000,000; shares issued and outstanding: 31,331 and 30,369 as of March 31, 2007 and December 31, 2006, respectively	120,054	113,532

Deferred stock compensation	(258)	(487)
Accumulated other comprehensive loss	(168)	(198)
Accumulated deficit	(18,416)	(17,895)

Total stockholders’ equity	101,212	94,952

Total liabilities and stockholders’ equity	$129,165	$117,327

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenue	$24,496	$24,763
Cost of revenue*	8,963	9,373

Gross profit	15,533	15,390

Operating expenses:
Research and development*	5,932	5,067
Selling, general and administrative*	6,197	7,427
Patent litigation	2,847	4,064

Total operating expenses	14,976	16,558

Income (loss) from operations	557	(1,168)
Other income (expense):
Interest and other income	1,007	599
Interest and other expense	(7)	(70)

Total other income, net	1,000	529

Income (loss) before income taxes	1,557	(639)
Income tax provision (benefit)	1,495	(231)

Net income (loss)	62	(408)
Basic net income (loss) per common share	$0.00	$(0.01)

Diluted net income (loss) per common share	$0.00	$(0.01)

Shares used in basic net income (loss) per common share	30,482	28,816
Dilutive effect of stock options	3,277	—

Shares used in diluted net income (loss) per common share	33,759	28,816

* Stock-based compensation has been included in the following line items:
Cost of revenue	$111	$141
Research and development	1,101	1,363
Selling, general and administrative	1,108	1,178

Total	$2,320	$2,682

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$62	$(408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	875	548
Loss on disposal of property and equipment	97	—
Deferred tax assets	1,658	(23)
Deferred tax liabilities	(38)	—
Tax benefit from stock option transactions	897	181
Excess tax benefit from stock option transactions	(897)	(174)
Stock-based compensation	2,320	2,683
Changes in operating assets and liabilities:
Accounts receivable	1,377	2,181
Inventories	(2,620)	(2,379)
Prepaid expenses and other assets	(1,950)	(265)
Accounts payable	1,131	2,938
Accrued liabilities	2,103	240
Accrued income taxes payable	2,066	(2,270)
Accrued compensation and related benefits	(1,361)	(718)
Deferred rent	(40)	14

Net cash provided by operating activities	5,680	2,548

Cash flows from investing activities:
Property and equipment purchases	(1,182)	(2,634)
Proceeds from sale of property and equipment	27	—
Purchase of short-term investments	(18,250)	(13,883)
Proceeds from sale of short-term investments	21,424	13,973
Changes in restricted assets	(125)	(564)

Net cash provided by (used in) investing activities	1,894	(3,108)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,723	806
Proceeds from employee stock purchase plan	811	—
Excess tax benefits from stock option transactions	897	174
Repayment of stockholder note receivable	—	398

Net cash provided by financing activities	4,431	1,378

Effect of change in exchange rates	68	29

Net increase in cash and cash equivalents	12,073	847
Cash and cash equivalents, beginning of period	50,816	25,091

Cash and cash equivalents, end of period	$62,889	$25,938

Supplemental disclosures of non-cash investing and financing activities:

Cash paid (refunded) for taxes, net	$(1,028)	$1,886

Liability accrued for equipment purchases	$277	$1,132

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 16, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

2. Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid.

The Company had two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan (“ESPP Plan”). The Company recognized stock-based compensation expenses for the three months ended March 31, 2007 and 2006, as follows:

	Three months ended March 31,
Equity Instrument	2007	2006
Stock Options	$1,811	$2,486
Restricted Stock	344	121
Employee Stock Purchase Plan	144	23
Non-Employee Options	21	52

	$2,320	$2,682

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan had a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was closed for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan. In addition, shares from the 1998 Plan are transferred to the 2004 Plan based on the number of cancellations that occur throughout the year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan (the “2004 Plan”) in March 2004. The Plan was subsequently approved by the Company’s stockholders in November 2004. Options granted under the 2004 Plan generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan:

Available for Grant as of December 31, 2006	1,480,177
2007 Additions to Plan (S-8 Registration)	1,518,469
2007 Grants	(265,500)
2007 Cancellations for options that go back into the pool	48,656

Available for Grant as of March 31, 2007	2,781,802

A summary of the status of the Company’s stock option plans at March 31, 2007 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,078,195	$7.77	7.21	$37,698,914
Options granted (weighted-average fair value of $6.42 per share)	238,500	12.95
Options exercised	(855,724)	3.18
Options forfeited	(45,819)	8.67

Outstanding at March 31, 2007	8,415,152	$8.38	7.29	$42,589,893

Options exercisable at March 31, 2007 and expected to become exercisable	6,963,538	$8.21	7.12	$35,243,137

Options vested and exercisable at March 31, 2007	4,267,395	$5.81	6.79	$31,054,198

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The compensation expense for the three months ended March 31, 2007 and 2006 was $1.8 million and $2.5 million, respectively. The total fair value of options that vested during the three months ended March 31, 2007 was $1.8 million. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $8.5 million. Net cash proceeds from the exercise of stock options were $2.7 million for the three months ended March 31, 2007. At March 31, 2007, unamortized compensation expense related to unvested options was approximately $16.1 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.23 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine stock-based compensation expense:

	Three months ended March 31,
	2007	2006
Expected term (years)	4.7	5.3
Expected volatility	52.9%	67.4%
Risk-free interest rate	4.7%	4.6%
Dividend yield	—	—

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

2004 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. The Purchase Plan allows employees to purchase the Company’s common stock at 85 percent of the fair value at certain specified dates. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. The following is a summary of the Purchase Plan:

Available for Grant as of December 31, 2006	1,069,978
2007 Additions to Plan (S-8 Registration)	607,387
2007 Grants	(108,683)

Available for Grant as of March 31, 2007	1,568,682

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the three months ended March 31, 2007 and 2006 was $0.1 million and $23,000, respectively. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three months ended March 31, 2007 and 2006, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31,
	2007	2006
Expected term (years)	0.5	0.6
Expected volatility	50.4%	36.7%
Risk-free interest rate	5.2%	3.8%
Dividend yield	—	—

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. A summary of the restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2006	301,486	$10.54

Awards released	(55,874)	10.79
Awards forfeited	(2,987)	8.58

Outstanding at March 31, 2007	242,625	$10.50	1.42

The Company also issues restricted stock units, which vest generally two to four years as determined by the Company’s Compensation Committee, and are released upon vesting. A summary of the restricted stock units is presented in the table below: below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2006	60,000	$11.85

Awards granted during the three months ended March 31, 2007	27,000	12.68

Total granted through March 31, 2007	87,000	$12.11	1.38

The compensation expense related to restricted stock was $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories—Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Work in progress	$5,664	$3,357
Finished goods	3,694	3,381

Total inventories	$9,358	$6,738

4. Accrued Liabilities—Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Warranty	$958	$1,038
Legal expenses and settlement costs	5,928	4,411
Professional fees	947	1,076
Deferred revenue	1,318	687
Other	1,829	1,525

Total accrued liabilities	$10,980	$8,737

5. Comprehensive Income (Loss) and Net Income (Loss) per Share — Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the three months ended March 31, 2007 and 2006, the Company had securities outstanding, that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted Net Income (Loss) per share in the periods presented, as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Three months ended March 31,
	2007	2006
Stock Options	1,348	8,974
Warrants	—	34
Restricted Stock	—	335

	1,348	9,343

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company’s comprehensive income (loss) includes foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss), net of income tax (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss)	$62	$(408)
Other comprehensive income (loss):
Foreign currency translation adjustments	30	121

Comprehensive income (loss)	$92	$(287)

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

Based on the available objective evidence and the recent history of profits and forecasted United States taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $6.1 million and $4.6 million as of March 31, 2007 and December 31, 2006, respectively. Changes in the Company’s valuation allowance of $1.5 million for the three months ended March 31, 2007 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $5.0 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized. At March 31, 2007, the Company had $5.0 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company has approximately $0.1 million of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions amongst our global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

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

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March 31, 2007, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
Customers	2007	2006
A	17%	17%
B	16%	*
C	*	13%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2007	2006
China	$12,231	$9,519
Taiwan	4,143	7,844
Korea	3,712	2,731
Europe	1,220	1,786
Japan	1,723	1,659
USA	917	774
Other	550	450

Total	$24,496	$24,763

The following is a summary of revenue by product type (in thousands):

	Three months ended March 31,
Product Family	2007	2006
DC to DC Converters	$16,773	$16,415
LCD Backlight Inverters	6,041	7,403
Audio Amplifiers	1,682	945

Total	$24,496	$24,763

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	March 31, 2007	December 31, 2006
China	$7,297	$6,839
United States	4,283	4,557
Other	182	190

TOTAL	$11,762	$11,586

8. Litigation

O2 Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). These proceedings involve various claims against the Company and counterclaims by the Company in the United States and Taiwan alleging patent infringement and unfair competition. All of these claims relate to the Company’s CCFL backlight inverter products, which are part of its LCD backlight inverter family. For a more complete description of the litigations and recent court orders, please see Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, Part II, Item 1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006 and the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

In the first case, which was on appeal to the United States Court of Appeals for the Federal Circuit, O2 claimed that the Company misappropriated certain trade secrets and the Company claimed that O2 infringed certain of its patents. On April 6, 2007, the United States Court of Appeals for the Federal Circuit affirmed a judgment entered in March 2006 in the litigation captioned O2 Micro International Limited v. Monolithic Power Systems, Inc., Nos. CV-00-4071 and CV-01-3995 (N.D. Cal.), on appeal as Nos. 2006-1338 & -1377 (Fed. Cir.). The Federal Circuit upheld the district court’s decision to vacate a jury’s award to O2 Micro of $12 million in unjust enrichment damages for trade secret misappropriation and to replace that award with a significantly reduced royalty. As affirmed, the judgment against MPS is for $3.36 million, of which a provision for litigation in the amount of $3.5 million was recorded in the three month period ended September 30, 2005. The Company paid $3.36 million on April 16, 2007. In addition, the Federal Circuit affirmed the jury’s verdict rejecting patent claims that MPS had brought against O2 Micro.

The second case is now pending in the United States District Court for the Northern District of California. In this action, O2 alleged that certain of the Company’s CCFL products and several of its indirect customers and supplier infringe O2’s ‘722 patent and that the Company and its CEO, Michael Hsing, engaged in unfair competition. On February 8, 2007, the court granted the Company’s motion that O2 has presented no evidence of damages, finding that O2’s damages claim was unreliable and inadmissible. The Company is defending and indemnifying some of these defendants. Trial is currently scheduled for April 30, 2007. If the Company does not prevail in trial and O2 were to be successful on seeking an injunction against selling its CCFL products in the US, any such injunction would have a material adverse effect on the Company’s business and results of operation.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company has obtained two counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with the Company’s or other parties’ manufacture, sale, use or importation, by either the Company or a third party, of certain of the Company’s CCFL products. In connection with the counter-injunctions, the Company posted cash bonds of approximately $6.1 million, which are currently recorded as restricted assets on the Company’s balance sheet. In addition, the Company posted an additional $1.9 million to have its assets released and to avoid seizures until the matter with O2 is resolved. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

In August 2005, the Company sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. If the Company does not win this litigation, the Company could be required to reimburse TSE for the amount of any final judgment obtained by O2 against TSE and other damages TSE may claim in the future resulting from the Company’s termination of the indemnity agreement. Trial is currently scheduled for August 13, 2007. The Company is not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that the Company’s newly introduced Synchronous Rectified Step-Up Converter (MPS 1543) infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. The Company is investigating the claims involved in this allegation. Trial is currently scheduled for April 28, 2008. The Company is not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories

•	the absence of strong seasonality in the markets in which we sell our products,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth, and

•	estimates of our future liquidity requirements.

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

We believe our critical accounting policies are as follows:

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor will be recognized upon sale by the distributor to the end customer. For the three months ended March 31, 2007, we recognized $0.2 million in revenue that is attributable to this distributor.

Warranty Reserves. We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer, or refund amounts to the customer for defective products. We record estimated warranty costs, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Accounting for Income Taxes. Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes establishes financial accounting and reporting standards for the effect of income taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly. Due to the adoption of FIN 48 effective January 1, 2007, we calculated our contingencies based on certain estimates and judgments related to transfer pricing, cost sharing and our international tax structure exposure.

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions against us, two of which related to contract disputes. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using SFAS No. 5, “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on results of operations.

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, under the modified prospective method. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion 25 to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility for which we use the average volatility of a number of our competitors and combine them with our limited historical volatility to come up with an overall volatility that is used in the model. The Black-Scholes option pricing model also includes an assumption of expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-

based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	36.6%	37.9%

Gross profit	63.4%	62.1%
Operating expenses:
Research and development	24.2%	20.4%
Selling, general and administrative	25.3%	30.0%
Patent litigation	11.6%	16.4%

Total operating expenses	61.1%	66.8%

Income (loss) from operations	2.3%	-4.7%
Other income (expense):
Interest and other income	4.1%	2.4%
Interest and other expense	0.0%	-0.3%

Total other income, net	4.1%	2.1%

Income (loss) before income taxes	6.4%	-2.6%
Income tax provision	6.1%	-1.0%

Net income (loss)	0.3%	-1.6%

Revenue. Revenue for the three months ended March 31, 2007 was $24.5 million, a decrease of $0.3 million, or 1.1%, from $24.8 million for the three months ended March 31, 2006. The decrease in revenue resulted from decreased sales of our LCD backlight inverter products of $1.4 million caused by customer concerns resulting from the claims against us in our lawsuit with O2 Micro and the availability of alternative solutions from parties not involved in the litigation. The decrease in sales of our LCD backlight inverter products was substantially offset by increased sales of our DC to DC products and audio amplifiers, which increased $0.4 million, or 2.2%, and $0.7 million, or 78.0%, respectively. The increase in our DC to DC products was mainly due to higher sales volumes from existing products used in consumer electronic applications, including TVs and portable DVDs. Revenue for our audio amplifier product family increased primarily due to increased demand for new and existing products used in consumer electronic applications.

The following table illustrates changes in our revenue by product family:

	For the three months ended March 31,
	2007		2006
	(in thousands Amount)	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$16,773	68.5%	$16,415	66.3%	2.2%
LCD Backlight Inverters	6,041	24.7%	7,403	29.9%	-18.4%
Audio Amplifiers	1,682	6.9%	945	3.8%	78.0%

	$24,496	100.0%	$24,763	100.0%	-1.1%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 63.4% for the three months ended March 31, 2007 and 62.1% for the three months ended March 31, 2006. In the three months ended March 31, 2006, we incurred start-up costs for our Chengdu facilities in the amount of $0.5 million, which we did not incur in 2007. Excluding the effects of our Chengdu start-up costs, our margins declined during the three months ended March 31, 2007 relative to the same period in 2006 from a slight decrease in the average selling price of certain of our mature DC to DC products and an increase in the sales of our audio products, which have lower margins.

Research and Development.

	For the three months ended March 31,
	2007	2006
	(in thousands)		Change
Revenue	$24,496	$24,763	-1.1%
Research and development (“R&D”) (including stock-based compensation of $1,101 and $1,363 for the three months ended
March 31, 2007 and 2006, respectively)	5,932	5,067	17.1%

R&D as a percentage of revenue	24.2%	20.5%

R&D expenses were $5.9 million, or 24.2% of revenue, for the three months ended March 31, 2007 and $5.1 million, or 20.5% of revenue, for the three months ended March 31, 2006. This increase was due to costs associated with an increase in design engineering personnel as well as new product development activities both in the U.S. and Asia. The increase was partially offset by a decrease in stock-based compensation for the three months ended March 31, 2007.

Selling, General and Administrative.

	For the three months ended March 31,
	2007	2006
	(in thousands)		Change
Revenue	$24,496	$24,763	-1.1%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,108 and $1,179 for the three months ended March 31, 2007 and 2006, respectively)	6,197	7,427	-16.6%

SG&A as a percentage of revenue	25.3%	30.0%

SG&A expenses were $6.2 million, or 25.3% of revenue, for the three months ended March 31, 2007 and $7.4 million, or 30.0% of revenue, for the three months ended March 31, 2006. In 2006, SG&A expenses relating to professional services were incurred as a result of our 2005 restatements which we did not incur in 2007. Furthermore, our expenses related to compliance with Section 404 of the Sarbanes-Oxley Act decreased in the three months ended March 31, 2007 relative to the same period in 2006.

Patent Litigation.

	For the three months ended March 31,
	2007	2006
	(in thousands)		Change
Revenue	$24,496	$24,763	-1.1%
Patent litigation	2,847	4,064	-29.9%

Patent litigation as a percentage of revenue	11.6%	16.4%

Patent litigation expenses were $2.8 million, or 11.6% of revenue, for the three months ended March 31, 2007 as compared to $4.1 million, or 16.4% of revenue, for the three months ended March 31, 2006. The decrease in patent litigation expenses was due to the settlement of certain lawsuits in 2006 and a corresponding reduction in legal costs for those cases. For a more complete description of our litigation matters, please see Part I, Item 3 of our Form 10-K filed with the SEC on March 16, 2007 and our Form 8-Ks filed with the SEC on February 12, 2007, March 15, 2007 and April 10, 2007, and Item 1, Part II, of this Form 10-Q.

Income Tax Provision. The income tax provision for the three months ended March 31, 2007 was $1.5 million or 96.0% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because we recorded a one-time write off of our deferred tax assets in the amount of $1.5 million as we no longer expect that any of our deferred tax assets will be realized.

Liquidity and Capital Resources.

As of March 31, 2007, we had working capital of $86.3 million, including cash and cash equivalents of $62.9 million, short-term investments of $24.5, and restricted cash of $0.1 million compared to working capital of $77.0 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million as of December 31, 2006. We financed our growth primarily with proceeds from the issuance of common stock through the exercise of stock options and cash generated from operating activities.

For the three months ended March 31, 2007, net cash provided by operating activities of $5.7 million was primarily due to changes in working capital in the amount of $6.6 million, which was offset by the excess tax benefit from stock options in the amount of $0.9 million. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2006 was primarily from increased revenues and related margin contributions.

For the three months ended March 31, 2007, net cash generated from investing activities was $1.9 million, primarily due to net proceeds from our investments in the amount of $3.2 million, partially offset by capital equipment purchases in the US and Chengdu. For the three months ended March 31, 2006, we incurred $3.1 million in investing activities, primarily due to the purchase of $2.6 million in capital equipment for our Chengdu, China facility.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in auction rate securities, municipal bonds, government securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes. All investments are made according to guidelines and policies approved by the Board of Directors.

Net cash provided by financing activities for the three months ended March 31, 2007 was $4.4 million, primarily from the proceeds related to the exercise of stock options in the amount of $2.7 million, proceeds from the purchase of stock through our employee stock purchase plan in the amount of $0.8 million and excess tax benefits related to the exercise of options in the amount of $0.9 million. Net cash provided by financing activities for the three months ended March 31, 2006 was $1.4 million. We generated cash from financing activities primarily through proceeds of $0.8 million from the exercise of stock options, $0.2 million from excess tax benefits related to the exercise of options and $0.4 million for the repayment of a note by a stockholder.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. Although we relocated our headquarters from Los Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expires in February 2009. Certain of our facility leases provide for periodic rent increases. In addition, we entered into a five-year lease arrangement in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

As of March 31, 2007, our total outstanding purchase commitments were $10.5 million, which includes wafer purchases from our foundry and the purchase of assembly services primarily from two contractors in Asia.

As of March 31, 2007, we had no off-balance sheet financing arrangements or activities other than those discussed above. The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow over the next five years (in thousands):

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$3,687	$1,378	$2,182	$106	$21
Outstanding purchase commitments	10,499	10,499	—	—	—
Payments under settlement agreement	1,000	1,000	—	—	—

	$15,186	$12,877	$2,182	$106	$21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007. During the three months ended March 31, 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

O2 Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). These proceedings involve various claims against us and counterclaims by us in the United States and Taiwan alleging patent infringement and unfair competition. All of these claims relate to our CCFL backlight inverter products, which are part of our LCD backlight inverter family. For a more complete description of the litigations and recent court orders, please see Part I, Item 3 of our Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, Part II, Item 1 of our Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006 and our Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

In the first case, which was on appeal to the United States Court of Appeals for the Federal Circuit, O2 claimed that we misappropriated certain trade secrets and we claimed that O2 infringed certain of our patents. On April 6, 2007, the United States Court of Appeals for the Federal Circuit affirmed a judgment entered in March 2006 in the litigation captioned O2 Micro International Limited v. Monolithic Power Systems, Inc., Nos. CV-00-4071 and CV-01-3995 (N.D. Cal.), on appeal as Nos. 2006-1338 & -1377 (Fed. Cir.). The Federal Circuit upheld the district court’s decision to vacate a jury’s award to O2 Micro of $12 million in unjust enrichment damages for trade secret misappropriation and to replace that award with a significantly reduced royalty. As affirmed, the judgment against us is for $3.36 million, of which a provision for litigation in the amount of $3.5 million was recorded in the three month period ended September 30, 2005. We paid $3.36 million on April 16, 2007. In addition, the Federal Circuit affirmed the jury’s verdict rejecting patent claims that we had brought against O2 Micro.

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

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We have obtained two counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with us or other parties’ manufacture, sale, use or importation, by either us or a third party, of certain of our CCFL products. In connection with the counter-injunctions, we posted cash bonds of approximately $6.1 million, which are currently recorded as restricted assets on our balance sheet. In addition, we posted an additional $1.9 million to have our assets released and to avoid seizures until the matter with O2 is resolved. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect our results of operations and financial position for that quarter. We are not currently able to reasonably estimate the probability of loss or the range of possible loss in the Taiwan matters discussed above.

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. If we do not win this litigation, we could be required to reimburse TSE for the amount of any final judgment obtained by O2 against TSE and other damages TSE may claim in the future resulting from our termination of the indemnity agreement. Trial is currently scheduled for August 13, 2007. We are not currently able to reasonably estimate the probability of loss or the range of possible loss in this case.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that our newly introduced Synchronous Rectified Step-Up Converter (MPS 1543) infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. We are investigating the claims involved in this allegation. Trial is currently scheduled for April 28, 2008. We are not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

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

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent and trade secret infringement, misappropriation of trade secrets and unfair competition. O2 has also taken legal action against our wafer manufacturer and various customers and users of our products in Taiwan and the United States, some of which we are indemnifying. See Part II, Item 1, of this quarterly report.

If we or our customers are not ultimately successful in any of these proceedings or other litigation that could be brought against us, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement or trade secret misappropriation, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products, either into Taiwan or in the U.S. Moreover, our customers and end-users could decide not to use our products, our wafer manufacturer could decide to reduce or eliminate its manufacturing of some of our products, or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

We are also engaged in a legal proceeding with TSE. In November 2005, a jury found that TSE infringed one of O2’s patents. The products that were the subject of the litigation contained some of our products. In August 2005, we terminated an indemnity agreement we had previously entered with TSE and sued TSE for material breach of the agreement. In January 2006, TSE filed a counterclaim against us for breach of the indemnification agreement and related claims. If we do not ultimately prevail on our contention that TSE materially breached our agreement, we could be required to pay TSE damages, including any damages awarded against TSE in favor of O2 as well as any attorneys fees and costs resulting from these lawsuits.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2, TSE and Linear are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2 and Linear. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

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

From 2002 through 2005, our revenues increased significantly from $12.2 million to $99.1 million due primarily to increased sales of our DC to DC converter and LCD backlight inverter product families. Our revenue for fiscal 2006 was $105.0 million, as we experienced some slowing in revenue growth across several of our product lines, including our DC to DC product line in which we experienced increased price competition for some of our products as well as longer than expected new product acceptance by our customers. In addition, we experienced a decline in revenue growth of our CCFL backlight inverter products, in which we experienced increased competition and customer concerns resulting from our ongoing litigation with O2. Due to increased competition, market acceptance and penetration of our current and future products and ongoing litigation, we do not expect our growth rate to be comparable to past periods.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and related expenses in our litigation matters with O2, TSE and Linear and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and wireless markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates or tax rates.

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

Since our inception in 1997, we have only been profitable in one year. Our accumulated deficit was $17.8 million as of March 31, 2007. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigation in which we are involved. We may not achieve profitability on a quarterly or annual basis in the future.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended March 31, 2007, sales to our two largest customers accounted for 32% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

All of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

We derive a substantial majority of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2007, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	transportation delays;

•	recent changes in tax regulations in China may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally;

•	currency exchange rate fluctuations impacting intra-company transactions; and

•	less effective protection of intellectual property and contractual arrangements.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this quarterly report, we face the following risks, among others:

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with several domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Analog Devices, Fairchild Semiconductor, Intersil, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor, O2, RichTech, Semtech, STMicroelectronic and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the ongoing O2, TSE and Linear litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 27% of our outstanding common stock as of March 12, 2007. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 5.	OTHER INFORMATION

On January 19, 2007, the Compensation Committee of our Board of Directors increased the base salaries (for Mr. Hsing and Mr. Moyer) and maximum performance cash bonuses for all of our Section 16 officers (except Mr. Moyer) for fiscal year 2007 to the amounts set forth below. The base salaries for fiscal year 2007 were effective as of January 1, 2007 for Mr. Hsing and Mr. Moyer. The cash performance bonus amount to be paid to each such officer pursuant to our 2006 Employee Bonus Plan is based on the achievement of certain company and/or individual goals.

Name	2006 Base Salary	Maximum 2006 Performance Bonus	2007 Base Salary	Maximum 2007 Performance Bonus
Michael R. Hsing	$280,000	$116,000	$320,000	$188,500
C. Richard Neely, Jr.	$250,000	$101,500	$250,000	$145,000
Deming Xiao	$250,000	$101,500	$250,000	$145,000
Jim Moyer	$150,000	$72,500	$180,000	$72,500
Maurice Sciammas	$250,000	$101,500	$250,000	$145,000
Adriana Chiocchi	$225,000	$18,125	$225,000	$116,000

On February 8, 2007, the Board of Directors ratified the following cash performance bonus disbursements to those Section 16 officers set forth below.

Name	Cash Bonuses Paid for the First Half of 2006	Cash Bonuses Paid for the Second Half of 2006
Michael R. Hsing	$32,000	$48,000
C. Richard Neely, Jr.	$28,875	$42,000
Deming Xiao	$28,070	$42,000
Jim Moyer	$19,063	$30,000
Adriana Chiocchi	—	$14,375
Maurice Sciammas	$22,925	$42,000

On February 8, 2007, the Board of Directors reviewed and adopted changes to the Company’s annual non-employee director compensation, as follows:

1.	$25,000 base compensation;

2.	$15,000 as audit committee chairman, $7,000 as compensation committee chairman, and $5,000 as nominating and corporate governance committee chairman;

3.	$5,000 for membership on the audit committee; $2,000 for membership on the compensation committee, and $1,500 for membership on the nominating and corporate governance committee; and

4.	15,000 options per year, which will vest and become exercisable 100% on the first anniversary of its date of grant;

All new non-employee directors will receive 30,000 options, which will vest and become exercisable 50% on the first anniversary of its date of grant and 50% on the second anniversary of its date of grant.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: April 27, 2007
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