Form 10-Q
period 2007-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2007-08-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 31,932,219 shares of the registrant’s common stock issued and outstanding as of July 16, 2007.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,312	$50,816
Short-term investments	24,003	27,674
Accounts receivable, net of allowances of $227 in 2007 and 2006	8,017	9,156
Inventories	11,940	6,738
Deferred income tax asset—current	—	1,658
Prepaid expenses and other current assets	3,457	1,118

Total current assets	115,729	97,160

Property and equipment, net	12,753	11,358
Deferred income tax asset—long term	1,218	—
Other assets	508	500
Restricted assets	8,241	8,309

Total assets	$138,449	$117,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,162	$5,909
Accrued compensation and related benefits	4,942	4,792
Accrued income tax payable	—	684
Accrued liabilities	19,182	8,737

Total current liabilities	32,286	20,122

Deferred rent	370	484
Non-current income tax liability	4,550	—
Long term liabilities	102	1,769

Total liabilities	$37,308	$22,375

Stockholders' equity:
Common stock, $0.001 per share par value, aggregating $32 and $30 as of June 30, 2007 and December 31, 2006, respectively; shares authorized: 150,000; shares issued and outstanding: 31,901 and 30,369 as of June 30, 2007 and December 31, 2006, respectively	126,103	113,532

Deferred stock compensation	(111)	(487)
Accumulated other comprehensive loss	(59)	(198)
Accumulated deficit	(24,792)	(17,895)

Total stockholders’ equity	101,141	94,952

Total liabilities and stockholders’ equity	$138,449	$117,327

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$30,833	$26,601	$55,329	$51,364
Cost of revenue*	11,248	9,833	20,211	19,206

Gross profit	19,585	16,768	35,118	32,158

Operating expenses:
Research and development*	6,428	5,427	12,360	10,493
Selling, general and administrative*	7,119	6,699	13,316	14,126
Lease abandonment	(496)	—	(496)	—
Patent litigation settlement	9,800	—	9,800	—
Patent litigation expense	4,028	2,821	6,875	6,885

Total operating expenses	26,879	14,947	41,855	31,504

Income (loss) from operations	(7,294)	1,821	(6,737)	654
Other income (expense):
Interest and other income	1,169	626	2,176	1,225
Interest and other expense	(22)	(110)	(29)	(180)

Total other income, net	1,147	516	2,147	1,045

Income (loss) before income taxes	(6,147)	2,337	(4,590)	1,699
Income tax provision	227	1,278	1,722	1,047

Net income (loss)	(6,374)	1,059	(6,312)	652
Basic net income (loss) per common share	$(0.20)	$0.04	$(0.20)	$0.02

Diluted net income (loss) per common share	$(0.20)	$0.03	$(0.20)	$0.02

Weighted average shares used in basic net income (loss) per common share	31,382	29,412	30,929	29,126
Dilutive effect of stock options	—	4,192	—	4,227

Weighted average shares used in diluted net income (loss) per common share	31,382	33,604	30,929	33,353

* Stock-based compensation has been included in the following line items:
Cost of revenue	$113	$147	$224	$288
Research and development	952	1,346	2,053	2,709
Selling, general and administrative	1,440	1,596	2,548	2,774

Total	$2,505	$3,089	$4,825	$5,771

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,312)	$652
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,872	1,264
Loss on disposal of property and equipment	97	53
Deferred tax assets	441	182
Deferred tax liabilities	—	(132)
Tax benefit from stock option transactions	2,014	1,125
Excess tax benefit from stock option transactions	(1,719)	(2,706)
Stock-based compensation	4,825	5,772
Changes in assets and liabilities:
Accounts receivable	1,139	(329)
Inventories	(5,201)	(2,913)
Prepaid expenses and other assets	(2,378)	(1,189)
Accounts payable	2,088	(709)
Accrued and long-term liabilities	8,802	(1,239)
Accrued income taxes payable and noncurrent tax liabilities	2,989	(2,916)
Accrued compensation and related benefits	143	183
Deferred rent	(98)	46

Net cash provided by (used in) operating activities	8,702	(2,856)

Cash flows from investing activities:
Property and equipment purchases	(3,076)	(5,790)
Proceeds from sale of property and equipment	27	1
Purchase of short-term investments	(30,473)	(17,809)
Proceeds from sale of short-term investments	34,144	17,273
Changes in restricted assets	—	(561)

Net cash provided by (used in) investing activities	622	(6,886)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,591	3,100
Proceeds from employee stock purchase plan	811	—
Excess tax benefit from stock option transactions	1,719	2,706
Repayment of stockholder note receivable	—	398

Net cash provided by financing activities	8,121	6,204

Effect of change in exchange rates on cash	51	49

Net increase (decrease) in cash and cash equivalents	17,496	(3,489)
Cash and cash equivalents, beginning of period	50,816	25,091

Cash and cash equivalents, end of period	$68,312	$21,602

Supplemental disclosures of non-cash investing and financing activities:

Cash paid (refunded) for taxes, net	$(1,314)	$4,399

Liability accrued for equipment purchases	$517	$223

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 16, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited condensed consolidated financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

2. Stock-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion at December 31, 2005 of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company became a public company, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid.

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2007 and 2006, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Non-Employee	$25	$2	$46	54
ESPP	150	124	294	146
Restricted Stock	354	245	698	363
Stock Options	1,976	2,718	3,787	5,208

TOTAL	$2,505	$3,089	$4,825	$5,771

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan. In addition, shares from the 1998 Plan are transferred to the 2004 Plan based on the number of cancellations that occur with respect to options originally granted under the 1998 plan.

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan (the “2004 Plan”) in March 2004. The Plan was subsequently approved by the Company’s stockholders in November 2004. Options granted under the 2004 Plan generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Equity Incentive Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2006	1,480,177
2007 Additions to Plan	1,518,469
2007 Grants	(483,500)
2007 Cancellations	197,712

Available for Grant as of June 30, 2007	2,712,858

A summary of the status of the Company’s stock option plans at June 30, 2007 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $6.76 per share)	450,500	14.34
Options exercised	(1,444,034)	3.87
Options forfeited	(178,251)	10.11

Outstanding at June 30, 2007	7,906,410	$8.80	7.07	$68,845,117

Options exercisable at June 30, 2007 and expected to become exercisable	7,365,168	$8.45	7.01	$65,589,187

Options vested and exercisable at June 30, 2007	4,180,038	$6.38	6.69	$46,428,528

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during the three and six months ended June 30, 2007 was $2.0 million and $3.8 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $6.6 million and $15.1 million, respectively. Net cash proceeds from the exercise of stock options were $2.9 million and $5.6 million for the three and six months ended June 30, 2007, respectively. At June 30, 2007, unamortized compensation expense related to unvested options was approximately $15.5 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.05 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine stock-based compensation expense for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected term (years)	4.5	4.4	4.6	5.0
Expected volatility	47.6%	56.6%	50.4%	64.1%
Risk-free interest rate	4.7%	5.1%	4.7%	4.7%
Dividend yield	—	—	—	—

In estimating the expected term, the Company considered its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. The estimated expected volatility was based on the historical stock prices of companies similar to MPS, as the Company does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not currently expect to issue dividends.

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. A summary of the restricted stock awards activity for the six months ended June 30, 2007 is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2006	301,486	$10.54

Awards released	(67,549)	10.81
Awards forfeited	(21,361)	9.11

Outstanding at June 30, 2007	212,576	$10.59	1.23

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company also issues restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are released upon vesting. A summary of the restricted stock units activity for the six months ended June 30, 2007 is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2006	60,000	$11.85

Awards granted during the six months ended June 30, 2007	33,000	12.85

Total granted through June 30, 2007	93,000	$12.20	1.19

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. The Purchase Plan allows employees to purchase the Company’s common stock at 85 percent of the fair value at certain specified dates. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. The following is a summary of the Purchase Plan activity for the six months ended June 30, 2007:

Available for Grant as of December 31, 2006	1,069,978
2007 Additions to Plan	607,387
2007 Grants	(108,683)

Available for Grant as of June 30, 2007	1,568,682

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and six months ended June 30, 2007 and 2006, the following assumptions were used in the valuation of the stock purchase rights:

	2007	2006
Expected term (years)	0.5	0.4
Expected volatility	50.4%	42.0%
Risk-free interest rate	5.2%	4.8%
Dividend yield	—	—

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories—Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Work in progress	$8,547	$3,357
Finished goods	3,393	3,381

Total inventories	$11,940	$6,738

4. Accrued Liabilities—Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Warranty	$948	$1,038
Legal expenses and settlement costs	13,534	4,411
Professional fees	826	1,076
Deferred revenue	1,798	687
Other	2,076	1,525

Total accrued liabilities	$19,182	$8,737

5. Comprehensive Income (Loss) and Net Income (Loss) per Share—Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the three and six months ended June 30, 2007 and 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. The weighted-average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock Options	7,253	7,483	7,195	8,835
Restricted Stock	321	333	343	333

	7,574	7,816	7,538	9,168

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company’s comprehensive income (loss) includes foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss), net of income tax (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(6,374)	$1,059	$(6,312)	$652
Other comprehensive income (loss):
Foreign currency translation adjustments	109	40	139	162

Comprehensive income (loss)	$(6,265)	$1,099	$(6,174)	$814

6. Income Taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax entries. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s condensed consolidated balance sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the condensed consolidated statement of operations.

Based on the available objective evidence, the recent history of profits and United States forecasted taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets attributable to US tax jurisdictions would not be realizable. Accordingly, the Company had a valuation allowance of $6.1 million and $4.6 million as of June 30, 2007 and December 31, 2006, respectively.

On January 1, 2007, the Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $5.0 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized. At June 30, 2007, the Company had $5.0 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in its income tax provision. As of June 30, 2007, the Company has approximately $0.1 million of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions amongst the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

MONOLITHIC POWER SYSTEMS, INC.

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

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2007, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
Customers	2007	2006	2007	2006
A	20%	21%	19%	20%
B	13%	16%	14%	13%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):
	Three months ended June 30,		Six months ended June 30,
Country	2007	2006	2007	2006
China	$15,193	$13,006	$27,424	$22,525
Taiwan	4,686	6,476	8,830	14,320
Korea	3,344	2,752	7,056	5,483
Europe	1,759	1,117	2,979	2,903
Japan	3,006	1,675	4,729	3,334
USA	575	1,186	1,492	1,960
Other	2,270	389	2,819	839

Total	$30,833	$26,601	$55,329	$51,364

The following is a summary of revenue by product type (in thousands):
	Three months ended June 30,		Six months ended June 30,
Product Family	2007	2006	2007	2006
DC to DC Converters	$19,085	$19,218	$35,858	$35,633
LCD Backlight Inverters	9,010	6,981	15,051	14,384
Audio Amplifiers	2,738	402	4,420	1,347

Total	$30,833	$26,601	$55,329	$51,364

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	June 30, 2007	December 31, 2006
China	$8,629	$6,839
United States	4,189	4,557
Other	169	190

TOTAL	$12,987	$11,586

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

In the United States District Court for the Northern District of California, O2 alleged that certain of the Company’s CCFL products and several of its indirect customers and supplier infringe O2’s ‘722 patent and that the Company and its CEO, Michael Hsing, engaged in unfair competition. On May 15, 2007, the jury returned a verdict that all of the patent claims asserted by O2 Micro International against MPS are invalid The jury also found that MPS’ customer ASUSTeK Computer, Inc., whose products incorporate MPS’ inverter controllers do not literally infringe the patent. The judge presiding over the trial dismissed O2’s patent infringement case against MPS’ foundry manufacturer Advanced Semiconductor Manufacturer Corporation Limited for lack of evidence after O2 Micro rested its case. There are other issues that must still be tried to the court, including the parties’ unfair competition claims and counter- claims that do not involve damages. A bench trial on O2’s unfair competition claim will be held on August 3, 2007 and could potentially continue on August 7, 2007. The court has denied monetary damages with regards to O2’s remaining claims against the Company, so monetary damages in this matter appear unlikely. However, it is unclear as to what equitable remedy, if any, the court will allow at this time if the Company is unable to successfully defend O2’s claims.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

In August 2005, the Company sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. On July 30, 2007, the Company settled its litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning the Company’s December 25, 2002 Indemnification Agreement with TSE. Under the settlement agreement, the Company will provide an upfront payment to TSE of approximately $2.5 million and will put in escrow, $7.3 million, up to which the Company could be potentially liable. The settlement agreement releases the Company and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by MPS against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

The Company recorded a one-time settlement provision of $9.8 million for the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that one of the Company’s parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. The Company is investigating the claims involved in this allegation. Trial is currently scheduled for April 28, 2008. The Company is not able to reasonably determine the risk of any losses or estimate the range of possible losses in this case.

For further discussion of the litigations and recent court orders, please see Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, Item 1, Part II of the Company’s Form 10-Q filed with the SEC on April 27, 2007 and the Company’s Form 8-Ks filed with the SEC on April 11, 2007, May 17, 2007 and June 28, 2007.

9. Commitments

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.3 million based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive under the sublease is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation on the revenue we derive from our CCFL product line,

•	the absence of strong seasonality in the markets in which we sell our products,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth, and

•	estimates of our future liquidity requirements.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits (“ICs”). We currently offer products that serve multiple markets, including notebook computers, flat panel displays, LCD TVs, general computation, wireless local area network (LAN) access points, home entertainment systems, and personal consumer electronics, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventories, income taxes, warranty obligations, contingencies, litigation and valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

The majority of our sales are made through distribution arrangements with third parties. We recognize revenue upon our shipment to those third party distributors under these distribution arrangements. Some of these arrangements include limited stock rotation rights that permit the return of a small percent of the previous six months’ purchases. In 2006, we established a sales reserve for those stock rotation rights, which is based on the terms set forth in the contract and calculated as a percentage of sales for the prior six months. Our normal payment terms with our distributors are generally 30 to 45 days from invoice date, and our arrangements with our largest distributors do not include price protection provisions. In addition, terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the agreement by either party with up to three months notice. Estimated sales returns are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor will be recognized upon sale by the distributor to the end customer as the distributor has certain rights of return which management believes are not estimable. For the three and six months ended June 30, 2007, we recognized $0.1 million and $0.3 million in revenue, respectively, that is attributable to this distributor.

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

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions against us, two of which related to contract disputes. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using SFAS No. 5, “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, under the modified prospective method. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion 25 to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility for which we use the average volatility of a number of our competitors and combine them with our limited historical volatility to come up with an overall volatility that is used in the model. The Black-Scholes option pricing model also includes an assumption of expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.5%	37.0%	36.5%	37.4%

Gross profit	63.5%	63.0%	63.5%	62.6%
Operating expenses:
Research and development	20.8%	20.4%	22.3%	20.4%
Selling, general and administrative	23.1%	25.2%	24.1%	27.5%
Lease abandonment	(1.6)%	0.0%	(0.9)%	0.0%
Patent litigation settlement	31.8%	0.0%	17.8%	0.0%
Patent litigation expense	13.1%	10.6%	12.4%	13.4%

Total operating expenses	87.2%	56.2%	75.7%	61.3%

Income (loss) from operations	(23.7)%	6.8%	(12.2)%	1.3%
Other income (expense):
Interest and other income	3.8%	2.4%	4.0%	2.4%
Interest and other expense	(0.1)%	(0.4)%	(0.1)%	(0.4)%

Total other income, net	3.7%	2.0%	3.9%	2.0%

Income (loss) before income taxes	(20.0)%	8.8%	(8.3)%	3.3%
Income tax provision	0.7%	4.8%	3.1%	2.0%

Net income (loss)	(20.7)%	4.0%	(11.4)%	1.3%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Revenue	$30,833	$26,601	15.9%	$55,329	$51,364	7.7%

Revenue for the three months ended June 30, 2007 was $30.8 million, an increase of $4.2 million, or 15.9%, from $26.6 million for the three months ended June 30, 2006. The increase in revenue resulted from increased sales of our LCD backlight inverter products of $2.0 million and increased sales of our audio products of $2.3 million. Revenue for the six months ended June 30, 2007 was $55.3 million, an increase of $4.0 million, or 7.7%, from $51.4 million for the six months ended June 30, 2006. The increase in revenue resulted from increased sales of our LCD backlight inverter products of $0.7 million and increased sales of our audio products of $3.1 million.

During the past three months, revenue for our CCFL products, which are a part of our LCD backlight inverter family increased primarily because of increased demand for our products used in consumer electronic applications. However, given the uncertainty of the outcome of our litigation with O2 Micro, Inc., we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased primarily due to increased demand for new and existing products used in consumer electronic applications. Revenue from our DC to DC converters remained relatively flat despite the increase in volume shipments because of a decline in our average sales price for certain of our units.

The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,					For the six months ended June 30,
	2007		2006			2007		2006
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$19,085	61.9%	$19,218	72.3%	-0.7%	$35,858	64.8%	$35,633	69.4%	0.6%
LCD Backlight Inverters	9,010	29.2%	6,981	26.2%	29.1%	15,051	27.2%	14,384	28.0%	4.6%
Audio Amplifiers	2,738	8.9%	402	1.5%	581.0%	4,420	8.0%	1,347	2.6%	228.1%

	$30,833	100.0%	$26,601	100.0%	15.9%	$55,329	100.0%	$51,364	100.0%	7.7%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 63.5% for the three months ended June 30, 2007 and 63.0% for the three months ended June 30, 2006. Gross profit as a percentage of revenue, or gross margin, was 63.5% for the six months ended June 30, 2007 and 62.6% for the six months ended June 30, 2006. In the three and six months ended June 30, 2006, we incurred start-up costs for our Chengdu facilities in the amount of $0.3 million and $0.8 million, respectively, which we did not incur in 2007. Excluding the effects of our Chengdu start-up costs, our margins declined during the three and six months ended June 30, 2007 relative to the same period in 2006 as a result of a slight decrease in the average selling price of certain of our mature DC to DC products and a change in mix, with increasing sales of our audio products, which typically have lower relative margins.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Revenue	$30,833	$26,601	15.9%	$55,329	$51,364	7.7%
Research and development (“R&D”) (including stock-based compensation of $952 and $1,346 for the three months ended June 30, 2007 and 2006, respectively and $2,053 and $2,709 for the six months ended June 30, 2007 and 2006, respectively)	6,428	5,427	18.5%	12,360	10,493	17.8%

R&D as a percentage of revenue	20.8%	20.4%		22.3%	20.4%

R&D expenses were $6.4 million, or 20.8% of revenue, for the three months ended June 30, 2007 and $5.4 million, or 20.4% of revenue, for the three months ended June 30, 2006. R&D expenses were $12.4 million, or 22.3% of revenue, for the six months ended June 30, 2007 and $10.5 million, or 20.4% of revenue, for the six months ended June 30, 2006. The increase in R&D expenses was due to costs associated with an increase in headcount for design engineering personnel as well as new product development activities, primarily in the DC to DC product line both in the U.S. and Asia. R&D expenses also increased because of intellectual property and patent related activities.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Revenue	$30,833	$26,601	15.9%	$55,329	$51,364	7.7%
Sales, general and administrative (“SG&A”) (including stock-based compensation of $1,440 and $1,596 for the three months ended June 30, 2007 and 2006, respectively and $2,548 and $2,774 for the six months ended June 30, 2007 and 2006, respectively)	7,119	6,699	6.3%	13,316	14,126	-5.7%

SG&A as a percentage of revenue	23.1%	25.2%		24.1%	27.5%

SG&A expenses were $7.1 million, or 23.1% of revenue, for the three months ended June 30, 2007 and $6.7 million, or 25.2% of revenue, for the three months ended June 30, 2006. SG&A expenses for the three months ended June 30, 2007 increased primarily due to an increase in commissions resulting from an increase in sales.

SG&A expenses were $13.3 million, or 24.1% of revenue, for the six months ended June 30, 2007 and $14.1 million, or 27.5% of revenue, for the six months ended June 30, 2006. The decrease in SG&A was primarily due to a decrease in expenses relating to professional services which were incurred as a result of our 2005 restatements in 2006 which we did not incur in 2007. Furthermore, our expenses related to compliance with Section 404 of the Sarbanes-Oxley Act decreased in the six months ended June 30, 2007 relative to the same period in 2006. These were slightly offset by an increase in commissions resulting from an increase in sales.

Lease Abandonment.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Change	2007	2006
	(in thousands)			(in thousands)
Revenue	$30,833	$26,601	15.9%	$55,329	$51,364	7.7%
Lease abandonment	(496)	—		(496)	—

Lease abandonment as a percentage of revenue	-1.6%	0.0%		-0.9%	0.0%

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive under the sublease is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million.

Patent Litigation Settlement.

In July 2007, settled our litigation with TSE, for which we recorded a provision for litigation of $9.8 million, or 31.8% of revenue and 17.7% of revenue for the three and six months ended June 30, 2007, respectively.

Patent Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Change	2007	2006
	(in thousands)			(in thousands)
Revenue	$30,833	$26,601	15.9%	$55,329	$51,364	7.7%
Patent litigation expense	4,028	2,821	42.8%	6,875	6,885	-0.1%

Patent litigation expense as a percentage of revenue	13.1%	10.6%		12.4%	13.4%

Patent litigation expenses were $4.0 million, or 13.1% of revenue, for the three months ended June 30, 2007 as compared to $2.8 million, or 10.6% of revenue, for the three months ended June 30, 2006. The increase in patent litigation expenses resulted from fees relating to the trial that took place in May 2007 between O2 Micro and us.

Patent litigation expenses were $6.9 million, or 12.4% of revenue, for the six months ended June 30, 2007 as compared to $6.9 million, or 13.4% of revenue, for the six months ended June 30, 2006.

For further discussion of our litigation matters, please see Part I, Item 3 of our Form 10-K filed with the SEC on March 16, 2007, Item 1, Part II of our Form 10-Q filed with the SEC on April 27, 2007, our Form 8-Ks filed with the SEC on April 11, 2007, May 17, 2007 and June 28, 2007, and Item 1, Part II, of this Form 10-Q.

Income Tax Provision. The income tax provision for the three months ended June 30, 2007 was $0.2 million, or -3.7% of our loss before income taxes. Our tax provision is calculated using pre-tax income, which excludes the long-term portion of a $9.8 million litigation charge for the TSE lawsuit as it is not a deductible item in this tax year. Without this extraordinary settlement, our effective tax rate would have been approximately 13%.

The income tax provision for the six months ended June 30, 2007 was $1.7 million or -37.5% of our loss before income taxes. This differs from the federal statutory rate of 34% primarily because we recorded a one-time write off of our deferred tax assets in the amount of $1.5 million as we no longer expect that any of our deferred tax assets will be realized. Furthermore, our tax provision is calculated using pre-tax income, which excludes the long-term portion of a $9.8 million litigation charge for the TSE lawsuit as it is not a deductible item in this tax year. Without this extraordinary settlement, our effective tax rate would have been approximately 13%.

Liquidity and Capital Resources.

As of June 30, 2007, we had working capital of $83.4 million, including cash and cash equivalents of $68.3 million and short-term investments of $24.0 million compared to working capital of $77.0 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million as of December 31, 2006. We financed our growth primarily with proceeds from cash generated from operating activities and the issuance of common stock through the exercise of stock options.

For the six months ended June 30, 2007, net cash provided by operating activities was $8.7 million, primarily due to an increase in accrued liabilities, primarily resulting from a provision for litigation of $9.8 million for the TSE lawsuit. Net cash provided by operating activities was also due to an increase in revenue and accounts receivable collections, which was partially offset by an increase in purchases of inventory in anticipation of future demand requirements. Net cash used by operating activities was $2.9 million for the six months ended June 30, 2006. Cash used by operating activities for the six months ended June 30, 2006 was primarily due to an increase in purchases of inventory in anticipation of future demands and an increase in accrued taxes payable.

For the six months ended June 30, 2007, net cash generated from investing activities was $0.6 million, primarily due to net proceeds from our short-term investments in the amount of $3.7 million, partially offset by capital equipment purchases in the US and Chengdu of $3.1 million. For the six months ended June 30, 2006, we used $6.9 million for investing activities, primarily due to the purchase of $5.8 million in capital equipment, of which $3.2 million was for our Chengdu, China facility.

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

Net cash provided by financing activities for the six months ended June 30, 2007 was $8.1 million, primarily from the proceeds related to the exercise of stock options in the amount of $5.6 million, proceeds from the purchase of stock through our employee stock purchase plan in the amount of $0.8 million and excess tax benefits related to the exercise of options in the amount of $1.7 million. Net cash provided by financing activities for the six months ended June 30, 2006 was $6.2 million. We generated cash from financing activities primarily through proceeds of $3.1 million from the exercise of stock options, $2.7 million from excess tax benefits related to the exercise of options and $0.4 million for the repayment of a note by a stockholder.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. Although we relocated our headquarters from Los Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expires in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. Accordingly, for the three months ended June 30, 2007, we reversed $0.5 million of the $1.3 million write-off that we recorded in the fourth quarter of 2006. Certain of our facility leases provide for periodic rent increases. In addition, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

There were no material changes to our contractual obligations since December 31, 2006. However, as of June 30, 2007, our total outstanding purchase commitments were $17.9 million, which primarily includes wafer purchases from our foundry and the purchase of assembly services primarily from two contractors in Asia. This compares to purchase commitments of $9.3 million as of December 31, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007. During the three and six months ended June 30, 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

O2 Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). These proceedings involve various claims against us and counterclaims by us in the United States and Taiwan alleging patent infringement and unfair competition. All of these claims relate to our CCFL backlight inverter products, which are part of its LCD backlight inverter family.

In the United States District Court for the Northern District of California, O2 alleged that certain of our CCFL products and several of our indirect customers and supplier infringe O2’s ‘722 patent and that we and our CEO, Michael Hsing, engaged in unfair competition. On May 15, 2007, the jury returned a verdict that all of the patent claims asserted by O2 Micro International against us are invalid The jury also found that our customer ASUSTeK Computer, Inc., whose products incorporate our inverter controllers do not literally infringe the patent. The judge presiding over the trial dismissed O2’s patent infringement case against our foundry manufacturer Advanced Semiconductor Manufacturer Corporation Limited for lack of evidence after O2 Micro rested its case. There are other issues that must still be tried to the court, including the parties’ unfair competition claims and counter-claims that do not involve damages. A bench trial on O2’s unfair competition claim will be held in August, 2007. The court has denied monetary damages with regards to O2’s remaining claims against us, so monetary damages in this matter appear unlikely. However, it is unclear as to what equitable remedy, if any, the court will allow at this time if we are unable to successfully defend O2’s claims.

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

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. On July 30, 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. Under the settlement agreement, we will provide an upfront payment to TSE of approximately $2.5 million and will put in escrow $7.3 million, up to which we could be potentially liable. The settlement agreement releases us and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by us against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

We recorded a one-time settlement provision of $9.8 million for the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that one of our parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. We are investigating the claims involved in this allegation. Trial is currently scheduled for April 28, 2008.

For further discussion of the litigations and recent court orders, please see Part I, Item 3 of our Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, Item 1, Part II of our Form 10-Q filed with the SEC on April 27, 2007 and our Form 8-Ks filed with the SEC on April 11, 2007, May 17, 2007 and June 28, 2007.

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

If we are unsuccessful in any of the legal proceedings involving us and O2 Micro, Linear Technology or Taiwan Sumida Electronics, we could be prevented from selling many of our products and/or be required to pay substantial damages or fines. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

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

In July 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. If certain conditions are met under the Settlement Agreement, we could be liable for additional potential payments up to a total sum of $7.3 million.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2 and Linear are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

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

Moreover, approximately 29% of our business for the three months ended June 30, 2007 was based on products that are used in systems that contain cold cathode fluorescent lighting (CCFL). CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

Since our inception in 1997, we have only been profitable in one year. Our accumulated deficit was $24.8 million as of June 30, 2007. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigation in which we are involved. We may not achieve profitability on a quarterly or annual basis in the future.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended June 30, 2007, sales to our two largest customers accounted for 33% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive a substantial majority of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended June 30, 2007, approximately 92% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 27% of our outstanding common stock as June 30, 2007. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

At our annual meeting of stockholders held on May 24, 2007, the stockholders elected the nominees for Class III directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld
Herbert Chang	23,030,572	4,264,696
Michael R. Hsing	23,137,095	4,158,173

The terms for Herbert Chang and Michael R. Hsing will expire at the 2010 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Victor Lee, Douglas McBurnie and Umesh Padval (Class I term expires at the 2008 annual meeting) and Alan Earhart, James C. Moyer and Karen A. Smith Bogart (Class II term expires at the 2009 annual meeting).

The following matter was also submitted to and approved by a vote of the stockholders as follows:

Proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
27,212,622	82,048	600

ITEM 5.	OTHER INFORMATION

On July 27, 2007, the Compensation Committee increased the maximum performance bonuses, which we originally disclosed in our Form 10-Q filed on April 27, 2007, for certain of our Section 16 officers for fiscal year 2007 to the amounts set forth below. The cash performance bonus amount to be paid to each such officer is based on the achievement of certain company and/or individual goals.

Name	Cash Bonuses Paid for the First Half of 2007	Maximum 2007 Performance Bonus
Michael R. Hsing	$100,000	$202,375
C. Richard Neely, Jr.	$64,375	$145,000
Deming Xiao	$64,375	$145,000
James C. Moyer	$30,938	$72,500
Maurice Sciammas	$64,375	$145,000
Adriana Chiocchi	$51,500	$116,000

On July 27, 2007, the Compensation Committee and Board of Directors approved the following grants of stock options and restricted stock to our Section 16 officers in compliance with our equity incentive policies and procedures that were previously disclosed in our proxy statement filed on April 17, 2007:

Name	Stock Options	Restricted Stock Units
Michael R. Hsing	75,000	—
C. Richard Neely, Jr.	30,000	9,500
Deming Xiao	40,000	9,500
James C. Moyer	20,000	9,500
Maurice Sciammas	57,000	9,500
Adriana Chiocchi	57,000	11,500

ITEM 6.	EXHIBITS

10.1	Sublease Agreement (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007)

10.2	Agreement between the Company and Mr. Douglas M. McBurnie, dated May 24, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007)

10.3	Agreement between the Company and Ms. Karen A. Smith Bogart, dated May 24, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007)

10.4	Order issued in response to the summary judgment motions of both parties in the Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc. case (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.5	Settlement Agreement between the Company and Taiwan Sumida Electronics, Inc., dated July 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.
Dated: August 1, 2007
/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Sublease Agreement (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007)

10.2	Agreement between the Company and Mr. Douglas M. McBurnie, dated May 24, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007)

10.3	Agreement between the Company and Ms. Karen A. Smith Bogart, dated May 24, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007)

10.4	Order issued in response to the summary judgment motions of both parties in the Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc. case (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.5	Settlement Agreement between the Company and Taiwan Sumida Electronics, Inc., dated July 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.