Form 10-Q
period 2007-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2007-11-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 32,896,309 shares of the registrant’s common stock issued and outstanding as of October 17, 2007.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$77,408	$50,816
Short-term investments	24,383	27,674
Accounts receivable, net of allowances of $227 in 2007 and 2006	12,771	9,156
Inventories	15,837	6,738
Deferred income tax asset—current	—	1,658
Prepaid expenses and other current assets	3,555	1,118

Total current assets	133,954	97,160

Property and equipment, net	13,723	11,358
Deferred income tax asset—long term	1,068	—
Other assets	532	500
Restricted assets	8,281	8,309

Total assets	$157,558	$117,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,050	$5,909
Accrued compensation and related benefits	6,901	4,792
Accrued income tax payable	—	684
Accrued liabilities	15,701	8,737

Total current liabilities	32,652	20,122

Deferred rent	304	484
Non-current income tax liability	4,494	—
Long term liabilities	152	1,769

Total liabilities	$37,602	$22,375

Stockholders’ equity:
Common stock, $0.001 per share par value, aggregating $33 and $30 as of September 30, 2007 and December 31, 2006, respectively; shares authorized: 150,000; shares issued and outstanding: 32,755 and 30,369 as of September 30, 2007 and December 31, 2006, respectively	136,400	113,532
Deferred stock compensation	(32)	(487)
Accumulated other comprehensive income (loss)	110	(198)
Accumulated deficit	(16,522)	(17,895)

Total stockholders’ equity	119,956	94,952

Total liabilities and stockholders’ equity	$157,558	$117,327

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$40,188	$27,255	$95,517	$78,619
Cost of revenue*	14,662	9,382	34,874	28,588

Gross profit	25,526	17,873	60,643	50,031

Operating expenses:
Research and development*	7,489	5,897	19,849	16,391
Selling, general and administrative*	8,071	6,877	21,387	21,003
Lease abandonment	—	—	(496)	—
Patent litigation settlement	—	3,000	9,800	3,000
Patent litigation expense	1,452	2,765	8,328	9,650

Total operating expenses	17,012	18,539	58,868	50,044

Income (loss) from operations	8,514	(666)	1,775	(13)
Other income (expense):
Interest and other income	1,223	662	3,399	1,887
Interest and other expense	8	(71)	(21)	(251)

Total other income, net	1,231	591	3,378	1,636

Income (loss) before income taxes	9,745	(75)	5,153	1,623
Income tax provision	1,475	1,797	3,197	2,844

Net income (loss)	$8,270	$(1,872)	$1,956	$(1,221)

Basic net income (loss) per common share	$0.26	$(0.06)	$0.06	$(0.04)

Diluted net income (loss) per common share	$0.23	$(0.06)	$0.06	$(0.04)

Weighted average shares used in basic net income (loss) per common share	31,995	29,736	31,293	29,335
Dilutive effect of stock options	3,958	—	3,697	—

Weighted average shares used in diluted net income (loss) per common share	35,953	29,736	34,990	29,335

* Stock-based compensation has been included in the following line items:
Cost of revenue	$149	$121	$373	$409
Research and development	1,326	1,330	3,379	4,039
Selling, general and administrative	1,748	1,518	4,296	4,292

Total	$3,223	$2,969	$8,048	$8,740

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,956	$(1,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,962	1,963
Loss on disposal of property and equipment	99	55
Deferred income tax assets	590	155
Deferred income tax liabilities	(39)	(131)
Tax benefit from stock option transactions	3,049	1,401
Excess tax benefit from stock option transactions	(2,593)	(1,164)
Stock-based compensation	8,048	8,740
Changes in assets and liabilities:
Accounts receivable	(3,616)	(32)
Inventories	(9,097)	(1,220)
Prepaid expenses and other current assets	(2,450)	337
Accounts payable	3,620	(1,745)
Accrued and long term liabilities	5,369	2,861
Accrued income taxes payable and noncurrent tax liabilities	2,772	(2,915)
Accrued compensation and related benefits	2,077	435
Deferred rent	(160)	173

Net cash provided by operating activities	12,587	7,692

Cash flows from investing activities:
Property and equipment purchases	(4,647)	(6,325)
Proceeds from sale of property and equipment	27	1
Purchase of short-term investments	(53,733)	(49,980)
Proceeds from sale of short-term investments	57,024	49,143
Changes in restricted assets	—	(912)

Net cash used in investing activities	(1,329)	(8,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,036	2,966
Proceeds from employee stock purchase plan	1,645	1,209
Excess tax benefit from stock option transactions	2,593	1,164
Repayment of stockholder note receivable	—	398

Net cash provided by financing activities	15,274	5,737

Effect of change in exchange rates on cash	60	32

Net increase in cash and cash equivalents	26,592	5,388
Cash and cash equivalents, beginning of period	50,816	25,091

Cash and cash equivalents, end of period	$77,408	$30,479

Supplemental disclosures of non-cash investing and financing activities:
Cash paid (refunded) for taxes, net	$(1,285)	$4,607

Liability accrued for equipment purchases	$864	$623

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

2. Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company filed its initial registration statement on Form S-1, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a component of operating cash flows.

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2007 and 2006, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Non-Employee	$72	$(61)	$118	$(7)
ESPP	154	150	448	296
Restricted Stock	516	273	1,214	636
Stock Options	2,481	2,607	6,268	7,815

TOTAL	$3,223	$2,969	$8,048	$8,740

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan. In addition, throughout the year, shares underlying options from the 1998 Plan that are cancelled (for example, upon termination of service) are transferred to the 2004 Plan based on the number of cancellations that occur throughout the year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors approved the 2004 Equity Incentive Plan (the “2004 Plan”) in March 2004. The 2004 Plan was subsequently approved by the Company’s stockholders in November 2004. Options granted under the 2004 Plan generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2006	1,480,177
2007 Additions to Plan	1,518,469
2007 Grants	(1,538,900)
2007 Cancellations	210,359

Available for Grant as of September 30, 2007	1,670,105

A summary of the status of the Company’s stock option plans at September 30, 2007 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $7.12 per share)	1,399,400	16.59
Options exercised	(2,229,207)	4.95
Options forfeited	(189,398)	10.22

Outstanding at September 30, 2007	8,058,990	$10.02	6.85	$123,921,353

Options exercisable at September 30, 2007 and expected to become exercisable	7,418,066	$9.71	6.85	$116,424,512

Options vested and exercisable at September 30, 2007	3,931,168	$6.56	6.54	$74,047,688

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the three months ended September 30, 2007 and 2006, the compensation expense for option grants under the 1998 Plan and 2004 Plan was $2.5 million and $2.6 million, respectively. The compensation expense for the nine months ended September 30, 2007 and 2006 was $6.3 million and $7.8 million, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2007 was $2.5 million and $6.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $11.5 million and $26.6 million, respectively. Net cash proceeds from the exercise of stock options were $5.4 million and $11.0 million for the three and nine months ended September 30, 2007, respectively. At September 30, 2007, unamortized compensation expense related to unvested options was approximately $18.5 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.3 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine for the fair values of stock based awards granted during the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected term (years)	4.4	4.5	4.5	4.9
Expected volatility	42.8%	54.8%	45.3%	62.3%
Risk-free interest rate	4.6%	4.9%	4.7%	4.7%
Dividend yield	—	—	—	—

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

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on the closing of the Company’s initial public offering. The Purchase Plan allows employees to purchase the Company’s common stock at 85 percent of the fair market value at certain specified dates. Participants may not purchase (i) more than 2,000 shares in a six-month offering period or (ii) stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual automatic increases beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. The following is a summary of the Purchase Plan:

Available for Grant as of December 31, 2006	1,069,978
2007 Additions to Plan	607,387
2007 Grants	(180,148)

Available for Grant as of September 30, 2007	1,497,217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1 (“FTB97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the Purchase Plan for the three months ended September 30, 2007 and 2006 was $0.2 million and $0.2 million, respectively. The compensation expense for the nine months ended September 30, 2007 and 2006 was $0.4 million and $0.3 million, respectively. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the nine months ended September 30, 2007 and 2006, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	38.9%	50.9%	45.2%	50.2%
Risk-free interest rate	5.1%	5.2%	5.1%	4.8%
Dividend yield	—	—	—	—

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of termination of the employees, the Company has the right to repurchase the common stock at the original issuance price. The repurchase right expires over a 48 month period. A summary of the restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2006	301,486	$10.54

Awards released	(90,086)	9.99
Awards forfeited	(23,861)	9.01

Outstanding at September 30, 2007	187,539	$10.99	1.59

The Company also grants restricted stock units, which vest generally two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2006	60,000	$11.85

Awards granted during the nine months ended September 30, 2007	139,500	16.24

Total granted through September 30, 2007	199,500	$14.92	1.98

The compensation expense related to restricted stock awards and units was $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. The compensation expense related to restricted stock awards and units was $1.2 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories—Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Work in progress	$9,964	$3,357
Finished goods	5,873	3,381

Total inventories	$15,837	$6,738

4. Accrued Liabilities—Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Warranty	$973	$1,038
Legal expenses and settlement costs	10,346	4,411
Professional fees	877	1,076
Deferred revenue	864	687
Other	2,641	1,525

Total accrued liabilities	$15,701	$8,737

5. Comprehensive Income (Loss) and Net Income (Loss) per Share — Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options. Common equivalent shares are excluded as their effect would have been antidilutive.

For the three and nine months ended September 30, 2007 and 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net income per share in the periods presented as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Options	23	8,898	1,047	8,898
Restricted Stock	—	309	—	309

Total	23	9,207	1,047	9,207

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company’s comprehensive income (loss) includes foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss), net of income tax (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$8,270	$(1,872)	$1,956	$(1,221)
Other comprehensive income (loss):
Foreign currency translation adjustments	169	(108)	308	55

Comprehensive income (loss)	$8,439	$(1,980)	$2,264	$(1,166)

6. Income Taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax treatments. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the condensed Consolidated Statement of Operations.

Based on the available objective evidence, the recent history of profits and United States forecasted taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $6.6 million and $4.6 million as of September 30, 2007 and December 31, 2006, respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $5.0 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized. At September 30, 2007, the Company had $5.1 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in its income tax provision. As of September 30, 2007, the Company has approximately $0.2 million of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions amongst the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the quarter when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2007, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
Customers	2007	2006	2007	2006
A	18%	13%	18%	17%
B	17%	13%	15%	13%
C	* %	14%	* %	11%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2007	2006	2007	2006
China	$20,766	$14,201	$48,190	$36,726
Taiwan	5,218	4,245	14,048	18,565
Korea	4,245	3,245	11,301	8,728
Europe	3,139	1,873	6,118	4,776
Japan	3,453	1,265	8,182	4,599
USA	1,178	1,871	2,670	3,831
Other	2,189	555	5,008	1,394

Total	$40,188	$27,255	$95,517	$78,619

The following is a summary of revenue by product type (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2007	2006	2007	2006
DC to DC Converters	$25,590	$18,820	$61,448	$54,453
LCD Backlight Inverters	10,940	7,425	25,991	21,809
Audio Amplifiers	3,658	1,010	8,078	2,357

Total	$40,188	$27,255	$95,517	$78,619

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	September 30,	December 31,
	2007	2006
China	$10,166	$6,839
United States	3,640	4,557
Other	161	190

TOTAL	$13,967	$11,586

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

In the United States District Court for the Northern District of California, O2 alleged that certain of the Company’s CCFL products and its customer ASUSTeK Computer, Inc., whose products incorporate the Company’s inverter controllers, infringe O2’s ‘722 patent. On May 15, 2007, the jury returned a verdict that all of the patent claims asserted by O2 Micro International against the Company are invalid. The jury also found that the Company’s CCFL products do not literally infringe the patent. The court has entered final judgment and ruled on the post trial motions both parties filed after the trial affirming the verdict. On September 7, 2007, the Court dismissed with prejudice the parties’ unfair competition claims and counterclaims pursuant to a stipulation between the parties. On May 1, 2007, the Company filed a declaratory judgment relief against O2 that certain of its CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. No trial date has been set and the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company has obtained counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with the Company’s or other parties’ manufacture, sale, use or importation, by either the Company or a third party, of certain of the Company’s CCFL products. In connection with the counter-injunctions, the Company posted cash bonds of approximately $6.1 million, which are currently recorded as long-term restricted assets on the Company’s condensed consolidated balance sheet. In addition, the Company posted an additional $1.9 million, which is included in restricted assets on the balance sheet, to have its assets released and to avoid seizures until the matter with O2 is resolved. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter. The Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

In August 2005, the Company sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. On July 30, 2007, the Company settled its litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning the Company’s December 25, 2002 Indemnification Agreement with TSE. Based on the settlement agreement, the Company provided an upfront payment to TSE of $2.463 million. On October 22, 2007, the Company placed into escrow, an additional $7.35 million for which the Company could be liable subject to the outcome of certain legal activities. The settlement agreement releases the Company and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by MPS against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

The Company recorded a one-time settlement provision of $9.8 million in the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that one of the Company’s parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005 between the Company and Linear. Trial is currently scheduled for April 28, 2008. The case is currently in its early stages and as such, the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation on the revenue we derive from our CCFL product line,

•	our belief that our products and the markets they target have the ability to offer above average industry growth over the long term,,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth, and

•	estimates of our future liquidity requirements.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal integrated circuits (“ICs”). We currently offer products that serve multiple markets, including notebook computers, flat panel displays, cellular handsets, digital cameras, telecommunications equipment, home entertainment systems, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

We work with third parties to manufacture and assemble our integrated circuits. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

Following the introduction of a product, our sales cycle generally takes six to twelve months to achieve revenue. Volume production is usually achieved in three to six months after we receive an initial customer order for a new product. Typical lead times for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue challenging.

We derive most of our revenue from direct sales or sales through distribution arrangements to customers in Asia, where the components we produce are incorporated into an end-user product. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and wireless markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations, contingencies, litigation and valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

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

In the first quarter of 2006, we signed a distribution agreement with a major U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of returns which management believes are not estimable. For the three and nine months ended September 30, 2007, we recognized $0.3 million and $0.7 million in revenue, respectively, that is attributable to this distributor.

Warranty Reserves. We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. We record estimated warranty costs by product, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions on the tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly. Due to the adoption of FIN 48 effective January 1, 2007, we calculated our contingencies based on certain estimates and judgments related to transfer pricing, cost sharing and our international tax structure exposure.

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions against us. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using SFAS No. 5, “Accounting for Contingencies,” to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

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

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.5%	34.4%	36.5%	36.4%

Gross profit	63.5%	65.6%	63.5%	63.6%
Operating expenses:
Research and development	18.6%	21.6%	20.8%	20.9%
Selling, general and administrative	20.1%	25.2%	22.4%	26.7%
Lease abandonment	0.0%	0.0%	-0.5%	0.0%
Patent litigation settlement	0.0%	11.0%	10.3%	3.8%
Patent litigation expense	3.6%	10.2%	8.7%	12.3%

Total operating expenses	42.3%	68.0%	61.7%	63.7%

Income (loss) from operations	21.2%	(2.4)%	1.8%	-0.1%
Other income (expense):
Interest and other income	3.1%	2.4%	3.5%	2.4%
Interest and other expense	0.0%	(0.3)%	0.0%	-0.3%

Total other income, net	3.1%	2.1%	3.5%	2.1%

Income (loss) before income taxes	24.3%	(0.3)%	5.3%	2.0%
Income tax provision	3.7%	6.6%	3.3%	3.6%

Net income (loss)	20.6%	(6.9)%	2.0%	-1.6%

Revenue.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%

Revenue for the three months ended September 30, 2007 was $40.2 million, an increase of $12.9 million, or 47.5%, from $27.3 million for the three months ended September 30, 2006. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $6.8 million, LCD backlight inverter products of $3.5 million and audio products of $2.6 million. Revenue for the nine months ended September 30, 2007 was $95.5 million, an increase of $16.9 million, or 21.5%, from $78.6 million for the nine months ended September 30, 2006. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $7.0 million, LCD backlight inverter products of $4.2 million and audio products of $5.7 million.

For the three months ended September 30, 2007, despite a decline in our average sales price for certain of our units, revenue from our DC to DC converters increased 36.0% due to increased sales of flat panel TVs and other consumer devices. Revenue for our CCFL products, which are a part of our LCD backlight inverter family increased 47.3% due to strength in the notebook market over the same period in 2006. However, given the uncertainty of the outcome of our litigation with O2 Micro, Inc., we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased by 262.2% primarily due to increased demand for new and existing products used in consumer electronic applications.

The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2007		2006			2007		2006
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$25,590	63.7%	$18,820	69.1%	36.0%	$61,448	64.3%	$54,453	69.3%	12.8%
LCD Backlight Inverters	10,940	27.2%	7,425	27.2%	47.3%	25,991	27.2%	21,809	27.7%	19.2%
Audio Amplifiers	3,658	9.1%	1,010	3.7%	262.2%	8,078	8.5%	2,357	3.0%	242.7%

	$40,188	100.0%	$27,255	100.0%	47.5%	$95,517	100.0%	$78,619	100.0%	21.5%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 63.5% for the three months ended September 30, 2007 and 65.6% for the three months ended September 30, 2006. Our gross margin declined as a result of a slight decrease in the average selling price of certain of our mature DC to DC products and an increase in the sales of our lower margin audio products. We decreased net inventory in the amount of $0.6 million due to shifts in demand. We sold inventory in the amount of $0.4 million that was previously not valued, which accounted for an approximate 1% increase in gross margin.

Gross margin was 63.5% for the nine months ended September 30, 2007 and 63.6% for the nine months ended September 30, 2006. Our gross margin declined as a result of a slight decrease in the average selling price of certain of our mature DC to DC products and an increase in the sales of our lower margin audio products. We decreased net inventory in the amount of $1.1 million due to shifts in demand. We sold inventory in the amount of $0.7 million that was previously not valued, which accounted for an approximate 1% increase in gross margin. Margins for the nine months ended September 30, 2006 were lower due to $0.8 million in start-up costs for our Chengdu facilities.

Research and Development.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%
Research and development (“R&D”) (including stock-based compensation of $1,326 and $1,330 for the three months ended September 30, 2007 and 2006, respectively and $3,379 and $4,039 for the nine months ended September 30, 2007 and 2006, respectively)	7,489	5,897	27.0%	19,849	16,391	21.1%

R&D as a percentage of revenue	18.6%	21.6%		20.8%	20.8%

R&D expenses were $7.5 million, or 18.6% of revenue, for the three months ended September 30, 2007 and $5.9 million, or 21.6% of revenue, for the three months ended September 30, 2006. R&D expenses were $19.8 million, or 20.8% of revenue, for the nine months ended September 30, 2007 and $16.4 million, or 20.8% of revenue, for the nine months ended September 30, 2006. The increase in R&D expenses for both the three and nine month periods was due to increased bonus accruals for R&D personnel, costs associated with an increase in headcount for design engineering personnel as well as new product development activities, primarily in the DC to DC product line both in the U.S. and Asia. R&D expenses also increased because of patent related activities.

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%
Sales, general and administrative (“SG&A”) (including stock-based compensation of $1,748 and $1,518 for the three months ended September 30, 2007 and 2006, respectively and $4,296 and $4,292 for the nine months ended September 30, 2007 and 2006, respectively)	8,071	6,877	17.4%	21,387	21,003	1.8%

SG&A as a percentage of revenue	20.1%	25.2%		22.4%	26.7%

SG&A expenses were $8.1 million, or 20.1% of revenue, for the three months ended September 30, 2007 and $6.9 million, or 25.2% of revenue, for the three months ended September 30, 2006. SG&A expenses for the three months ended September 30, 2007 increased due to an increase in bonus accruals and sales commissions for SG&A personnel resulting from an increase in sales.

SG&A expenses were $21.4 million, or 22.4% of revenue, for the nine months ended September 30, 2007 and $21.0 million, or 26.7% of revenue, for the nine months ended September 30, 2006. SG&A expenses remained relatively flat for the nine months ended September 30, 2007 and 2006 despite an increase in bonus accruals and sales commissions for the nine months ended September 30, 2007. In 2007, we did not incur expenses related to our restatement efforts in 2006 related to our fiscal 2005 consolidated financial statements. Furthermore, our expenses related to compliance with Section 404 of the Sarbanes-Oxley Act decreased in the nine months ended September 30, 2007 relative to the same period in 2006.

Lease Abandonment.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%
Lease abandonment	—	—		(496)	—

Lease abandonment as a percentage of revenue	0.0%	0.0%		-0.5%	0.0%

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007.

Patent Litigation Settlement.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%
Patent litigation settlement	—	3,000	-100.0%	9,800	3,000	226.7%

Patent litigation settlement as a percentage of revenue	0.0%	11.0%		10.3%	3.8%

During the three months ended September 30, 2006, we settled our litigation with Micrel in the amount of $3.0 million. In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded a provision for litigation of $9.8 million in the second quarter of 2007, of which $2.463 million was paid in the third quarter.

Patent Litigation Expense.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)
Revenue	$40,188	$27,255	47.5%	$95,517	$78,619	21.5%
Patent litigation expense	1,452	2,765	-47.5%	8,328	9,650	-13.7%

Patent litigation expense as a percentage of revenue	3.6%	10.2%		8.7%	12.3%

Patent litigation expenses were $1.5 million, or 3.6% of revenue, for the three months ended September 30, 2007 as compared to $2.8 million, or 10.2% of revenue, for the three months ended September 30, 2006. Patent litigation expenses were $8.3 million, or 8.7% of revenue, for the nine months ended September 30, 2007 as compared to $9.7 million, or 12.3% of revenue, for the nine months ended September 30, 2006. The decrease in patent litigation expenses for the three and nine months ended September 30, 2007 was due to reduced litigation expenses as a result of the settlement and preliminary resolution of certain lawsuits in the second quarter of 2007.

Income Tax Provision. The income tax provision for the three months ended September 30, 2007 was $1.5 million or 15.1% of our income before income taxes. The income tax provision for the nine months ended September 30, 2007 was $3.2 million or 62.0% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because we recorded a one-time write off of our deferred tax assets in the amount of $1.5 million in the quarter ended March 31, 2007, as we no longer expect that any of our deferred tax assets will be realized. Our tax rate differs from statutory rate as a result of a full valuation allowance against the benefits from the unpaid portion of the TSE litigation settlement offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement.

Liquidity and Capital Resources.

As of September 30, 2007, we had working capital of $101.3 million, including cash and cash equivalents of $77.4 million and short-term investments of $24.4 million compared to working capital of $77.0 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million as of December 31, 2006. We financed our growth primarily with proceeds from cash generated from operating activities and proceeds from the issuance of common stock through the Employee Stock Purchase Program and the exercise of stock options.

For the nine months ended September 30, 2007, net cash provided by operating activities was $12.6 million, primarily due to increased sales and an increase in accrued liabilities, primarily resulting from a provision for litigation of $9.8 million for the TSE lawsuit, $7.35 million of which has been placed in escrow and for which the Company could be potentially liable. This was partially offset by an increase in purchases of inventory in anticipation of future demand requirements. Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, net cash used by investing activities was $1.3 million, primarily due to capital equipment purchases in the US and Chengdu of $4.6 million. For the nine months ended September 30, 2006, we used $8.1 million for investing activities, primarily due to the purchase of $6.3 million in capital equipment, of which $3.8 million was for our Chengdu, China facility and $1.3 million was used to renovate our San Jose headquarters.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in auction rate securities, municipal bonds, government securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $15.3 million, primarily from the proceeds related to the issuance of common stock in the amount of $12.7 million and excess tax benefits related to the exercise of options in the amount of $2.6 million. Net cash provided by financing activities for the nine months ended September 30, 2006 was $5.7 million. We generated cash from financing activities in 2006 primarily through proceeds of $4.2 million from the issuance of common stock, $1.2 million from excess tax benefits related to the exercise of options and $0.4 million for the repayment of a note by a stockholder.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see our Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to fair value measurements under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

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

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. Although we relocated our headquarters from Los Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expires in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. In the second quarter of 2007, we reversed $0.5 million of the $1.3 million write-off that we recorded in the fourth quarter of 2006 as a result of the aforementioned sublease. Certain of our facility leases provide for periodic rent increases. In addition, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

There were no material changes to our contractual obligations since December 31, 2006. However, as of September 30, 2007, our total outstanding purchase commitments were $15.9 million, which includes wafer purchases from our foundry and the purchase of assembly services primarily from two contractors in Asia. This compares to purchase commitments of $9.3 million as of December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007. During the three and nine months ended September 30, 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006.

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

In the United States District Court for the Northern District of California, O2 alleged that certain of our CCFL products and our customer ASUSTeK Computer, Inc., whose products incorporate our inverter controllers, infringe O2’s ‘722 patent. On May 15, 2007, the jury returned a verdict that all of the patent claims asserted by O2 Micro International against us are invalid. The jury also found that our CCFL products do not literally infringe the patent. The court has entered final judgment and ruled on the post trial motions both parties filed after the trial affirming the verdict. On September 7, 2007, the Court dismissed with prejudice the parties’ unfair competition claims and counterclaims pursuant to a stipulation between the parties. On May 1, 2007, we filed a declaratory judgment relief against O2 that certain of our CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. No trial date has been set.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We have obtained counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with our or other parties’ manufacture, sale, use or importation, by either us or a third party, of certain of our CCFL products. In connection with the counter-injunctions, we posted cash bonds of approximately $6.1 million, which are currently recorded as long-term restricted assets on our condensed consolidated balance sheet. In addition, we posted an additional $1.9 million, which we have included in restricted assets on the balance sheet, to have our assets released and to avoid seizures until the matter with O2 is resolved. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect our results of operations and financial position for that quarter.

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. On July 30, 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. Based on the settlement agreement, we provided an upfront payment to TSE of $2.463 million. On October 22, 2007, we placed into escrow, an additional $7.35 million for which we could be liable subject to the outcome of certain legal activities. The settlement agreement releases us and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by us against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

We recorded a one-time settlement provision of $9.8 million in the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action in the United States District Court for the District of Delaware. Linear alleges that one of our parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. Trial is currently scheduled for April 28, 2008 and as the case is in its early stages, we are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

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

If we are unsuccessful in any of the legal proceedings involving us and O2 Micro or Linear Technology, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement and breach of contract. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying. See Part II, Item 1, of this quarterly report.

If we or our customer are not ultimately successful in any of these proceedings or other litigation that could be brought against us, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products, either into Taiwan or in the U.S. Moreover, our customers and end-users could decide not to use our products, our wafer manufacturer could decide to reduce or eliminate its manufacturing of some of our products, or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

In July 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. If certain conditions are met under the Settlement Agreement, we could be liable for additional potential payments up to a total sum of $7.35 million, which amount does not include approximately $2.463 million that we paid TSE as an upfront payment.

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

Moreover, approximately 27% of our business is based on products that are used in systems that contain cold cathode fluorescent lighting (CCFL). CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

Since our inception in 1997, we have only been profitable in one year. Our accumulated deficit was $16.5 million as of September 30, 2007. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our operating expenses include general and administrative expenses, selling and marketing expenses, litigation expenses, stock-based compensation expenses and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. In addition, we expect to continue to incur significant legal expenses in connection with the litigation in which we are involved. We may not achieve profitability on a quarterly or annual basis in the future.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended September 30, 2007, sales to our two largest customers accounted for 35% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended September 30, 2007, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 25% of our outstanding common stock as September 30, 2007. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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
Dated: November 1, 2007
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