Form 10-K
period 2007-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2008-03-11
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s stock outstanding as of June 30, 2007 was 31,900,737. The closing price of the registrant’s common stock on the Nasdaq Global Market as of June 30, 2007 was $17.45. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2007 was $245,133,133.*

There were 33,722,501 shares of the registrant’s common stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2007.

*	Excludes 17,852,993 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product market areas that we have targeted;

•	our plan to introduce additional new products within our existing product families as well as in new product categories;

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	factors that we believe will impact our ability to achieve revenue growth;

•	the percentage of our total revenue from various market segments;

•	our facility in China for testing our ICs;

•	anticipated demand for our products;

•	the impact of outstanding litigation; and

•	our anticipated needs for additional facilities for our operations;

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

General

Monolithic Power Systems, Inc. (MPS) designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. The company combines advanced process technology with its highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. MPS products are used extensively in computing and network communications products, flat panel TVs and a wide variety of consumer and portable electronics products. MPS partners with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels. Founded in 1997 and headquartered in San Jose, California, the company has expanded its global presence with sales offices in Taiwan, China, Korea, Japan, and Europe, which operate under MPS International, Ltd.

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

Direct Current (DC) to DC Converters.    DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, automobiles and medical equipment. We believe that our DC to DC converters are differentiated in the market, particularly with respect to their high degree of integration and rapid switching speeds. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices.

Light Emitting Diode (LED) Driver ICs are also included in our DC to DC product family. LED driver ICs are used in lighting displays in small, portable devices, such as color cellular handsets, personal digital assistants, global positioning systems and electronic gaming systems and in applications such as traffic lights and automobile signal lights.

Liquid Crystal Display (LCD) Backlight Inverters.    LCD backlight inverter ICs are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and LCD televisions. These ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our LCD backlight inverter ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products. We also believe that our LCD backlight inverter ICs are the semiconductor industry’s only backlight inverter ICs with four fully-integrated power devices. This integration reduces the overall size, total solution part count, and cost for our customers. Our LCD product family encompasses all of the products that we formerly referred to as our CCFL product family, as well as other non-CCFL solutions for LCD backlight inverters.

Audio Amplifiers.    Audio amplifier ICs are used to amplify sound produced by audio processors. We currently offer Class-D audio amplifiers, which are well-suited for applications that require both a small form factor and high power efficiency, such as plasma televisions, LCD televisions and DVD players. With today’s systems becoming smaller and utilizing larger amounts of power, solution sizes and the management of heat dissipation are becoming increasingly important to the overall system design. The high degree of power efficiency and small form factor provided by our Class-D audio amplifiers allows system vendors to significantly reduce heat dissipation, eliminating the costly and sizable fans and heat sinks traditionally required by audio amplifier ICs. These features enable our customers to achieve their design and cost objectives without sacrificing sound quality.

We currently target our products at the computing, consumer electronics and communications markets, with the consumer market representing the largest portion of our revenue. As we continue to expand our product portfolio and addressable markets, and as other end markets in which we participate continue to grow, we expect our revenue from the computing market to decline as a percentage of our total revenue over time.

The following is a brief summary of our product family solutions for various applications. For each of these applications, we are currently shipping product or have design wins, which are decisions by original equipment manufacturers, or OEMs, or original design manufacturers, or ODMs, to use our ICs:

Application	LCD Backlight Inverters	DC to DC Converters	Audio Amplifiers
Computing
Computers and PDA devices	X	X
LCD Monitors	X	X	X
Disk Drives/ Storage Networks		X

Consumer Electronics
LCD TV Displays	X	X	X
Plasma TV Displays	X		X
Set Top Boxes		X
DVD Players	X	X	X
GPS and Infotainment systems	X
Communications
Cellular Handsets		X	X
Wireless Access Points		X

We derive a majority of our revenue from the sales of our DC to DC converter IC product family to the computing, consumer electronics and communications markets. In the future, we expect to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of Greater China, expand our customer base and successfully secure manufacturing capacity.

Please refer to the table showing our revenue by product family in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue”.

Customers, Sales, and Marketing

We sell our products through third party distributors and directly to OEMs, ODMs, and electronic manufacturing service providers. Our third party distributors are subject to distribution agreements with MPS which allow the distributor to sell our products to end customers and other resellers. Distributors may distribute our products to end customers which include OEMs, ODMs or electronic manufacturing service providers. ODMs typically design and manufacture electronic products on behalf of OEMs, and electronic manufacturing service providers typically provide manufacturing services for OEMs and other electronic product suppliers. The following is a summary for the years ended December 31, 2007, 2006 and 2005 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Net Revenue Years ended December 31,
Customers	2007	2006	2005
A	18%	17%	23%
B	15%	14%	11%
C	*	*	20%

*	represents less than 10% of total sales

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

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 90% of our revenue in 2007 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our backlog at December 31, 2007 was $18.1 million. We believe that backlog is not necessarily a good indicator of future sales. Order lead times may vary, and, as is common within our industry, customers are allowed to reschedule or cancel orders on relatively short notice. Our quarterly revenue is also influenced by orders booked and shipped within that quarter which are not reflected as backlog at the end of any preceding quarter. Our manufacturing lead times are generally 4 to 12 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we will not be immune from future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

Research and Development

We have assembled a qualified team of engineers in the United States, China and Europe with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and the development of proprietary semiconductor process technologies.

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

We introduced a series of fully synchronous step-down switch mode DC to DC power converters in the 2A-4A current range. This family of product is optimized for low-voltage distributed power and point-of-load applications in broadband communications equipment, digital entertainment systems, and portable electronics such as portable GPS navigation, graphics cards for notebook PCs, and digital video cameras. These applications require high efficiency to save battery power, and a small footprint solution to meet the demand for a smaller, higher performance end product.

Please refer to the discussion of the amount spent on research and development during each of the last three fiscal years in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development”.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of February 28, 2008, we had approximately 200 patents issued and pending, of which 27 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through August 2025 and our other issued patents are scheduled to expire at various times through October 2025. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2 Micro International Limited (“O2”), Linear Technology Corporation (“Linear”) and Chip Advanced Technology Inc. (“CAT”). For a more complete description of our legal matters, please read Item 3. Legal Proceedings and Note 11 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and a supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our integrated circuits. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, which utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technology and collaborate with our foundry partners to install our technology on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields and product performance for our integrated circuits.

We currently contract with two suppliers to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in Malaysia and China. The assembled ICs are then sent for final testing at our Chengdu facility prior to shipping to our customers.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.1 million. The facility is fully operational and we have already experienced a reduction in costs due to significantly shorter manufacturing cycle times and lower labor and overhead costs. In 2007, we expanded our product testing capabilities in our China facility and took advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2007, we employed 500 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Inc., Fairchild Semiconductor International, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microsemi Corporation, National Semiconductor Corporation, O2 Micro International, RichTech Co., Ltd, Semtech Corporation, STMicroelectronics N.V. and Texas Instruments Incorporated.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of February 28, 2008 are as follows:

Name	Age	Position
Michael R. Hsing	48	President, Chief Executive Officer, and Director
Rick Neely	53	CFO, Senior Vice President of Finance and Principal Financial and Accounting Officer
Deming Xiao	45	President of MPS Asia Operations
Maurice Sciammas	48	Senior Vice President of Sales and Tactical Marketing
Adriana Chiocchi	45	Senior Vice President, Chief Legal Officer and Corporate Secretary
Paul Ueunten	53	Senior Vice President of Engineering

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

Rick Neely joined us in September 2005. He currently serves as our Senior Vice President of Finance and Chief Financial Officer. From November 2002 to September 2005, he served as Chief Financial Officer of NuCORE Technology. Prior to that, he was the principal of his own consulting practice from May 2001 to November 2002. He also served as Chief Financial Officer of Alventive Inc. from May 2000 to May 2001. Prior to that he served as Chief Financial Officer and Interim Chief Executive Officer of Beyond.com, Vice President of Finance and Operations at Synopsys, and Vice President and Corporate Controller of Heartport. Mr. Neely spent 16 years, from 1980 to 1996, with Advanced Micro Devices (AMD) in a variety of senior financial management positions worldwide. Mr. Neely is on the Board of Directors of Aviza Technology, Inc. Mr. Neely holds a MBA from the University of Chicago and an undergraduate degree in Economics from Whitman College.

Maurice Sciammas currently serves as our Senior Vice President of Worldwide Sales and Marketing. Mr. Sciammas joined the Company in July 1999 and served as Vice President of Products and Vice President of Sales (excluding greater China) until he was appointed to his current position. Before joining the Company, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

Deming Xiao has served as our President of MPS Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and a M.S.E.E. from Wayne State University.

Adriana Chiocchi joined us in October 2006. She currently serves as our Senior Vice President, Chief Legal Officer and Corporate Secretary. From February 2006 until October 2006, Ms. Chiocchi was an independent consultant providing general counsel services to public and private technology companies and then with Silicon Valley Law Group. From July 2004 to January 2006, Ms. Chiocchi was Vice President, General Counsel and Corporate Secretary for Plumtree Software which was acquired by BEA Systems. From February 2002 to July 2004, she served as the Senior Corporate Counsel for Veritas Corporation. Prior to joining Veritas, Ms. Chiocchi served as Vice President of Business Development and Legal Affairs for General Magic, Inc. and Senior Vice President for Marsh USA. She also served as Senior Counsel for Cadence Design Systems and Advanced Micro Devices. Ms. Chiocchi holds a JD and MBA from the University of Southern California, and a B.A. from the University of California, San Diego. She is a member of the California Bar Association.

Paul Ueunten has served as our Senior Vice President of Design Engineering since October 2007. Mr. Ueunten joined us in May 1998 and held several senior level positions, including Vice President of Design Engineering. Before joining us, Mr. Ueunten held positions at National Semiconductor, Signetics Corporation and Sperry Flight Systems. Mr. Ueunten holds a MS in Electrical Engineering from the University of Santa Clara, a BS in Electrical Engineering from the University of Washington and a BS in Engineering-Physics from Pacific Lutheran University. Mr. Ueunten is credited with a number of patents and is a Member of the Institute of Electrical and Electronics Engineers.

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

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement and breach of contract. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying, and against one of our suppliers. We are also involved in litigation with CAT. See the Legal Proceedings section (Item 3) of this annual report on Form 10-K for more information.

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

In July 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. If certain conditions are met under the Settlement Agreement, we could be liable for additional potential payments up to a total sum of $7.4 million subject to the outcome of certain legal activities, which amount does not include approximately $2.5 million that we paid TSE as an upfront payment.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2, Linear and CAT are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2, Linear and CAT. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

The market for auction rate securities, which are generally issued by municipalities with interest rates that reset every 7 to 35 days, has recently suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, our investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans. As of this date, 22 of the auction-rate securities in our portfolio totaling $36.0 million have failed to reset through successful auction. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and our management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of our investment portfolio may be negatively impacted and the potential value of our investment portfolio could decline and we may need to record an impairment on these assets. In addition, we may be required to reclassify our auction-rate securities as long-term investments rather than short-term investments, which could require us to waive certain conditions within our investment policy.

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

We believe that the application of our products in the computer, consumer electronics and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease. For example, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

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

We may not experience growth rates comparable to past years.

In the past, our revenues increased significantly in certain years due to increased sales of certain of our products. Due to increased competition, market acceptance and penetration of our current and future products and ongoing litigation, we may not experience growth rates comparable to past periods, which could affect our stock price and results of operations.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and related expenses in our litigation matters with O2, TSE, Linear and CAT and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

We have a history of losses, and we may not be profitable on a quarterly or annual basis.

Our accumulated deficit was $9.2 million as of December 31, 2007. Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, is difficult to accurately forecast;

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China; and

•

our operating expenses, including general and administrative expenses, selling and marketing expenses, stock-based compensation expenses, litigation expenses, which we expect to be significant due to the litigation in which we are involved, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all.

We may not achieve profitability on a quarterly or annual basis in the future. Unfavorable changes in any of the factors noted above may have a material adverse effect on our quarterly or annual profitability.

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

We receive a significant portion of our revenue from our distribution channel, and the loss of any one of these distributors or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2007, sales to our two largest distributors accounted for 34% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenue and adversely affect our operations and financial condition.

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

We currently depend on two third-party suppliers to provide us with wafers for our products. If our wafer suppliers fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with two suppliers for the production of wafers. Although certain aspects of our relationship with these suppliers are contractual, many important aspects of these relationships depend on our suppliers’ continued cooperation and our management relationships. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce the yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may decline.

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. Under our agreement with our suppliers, we have an option to order wafers based on a committed forecast that can cover a period of one to six months. If our customers cancel orders after we submit a committed forecast to our suppliers for the corresponding wafers, we may be required to purchase wafers that we may not be able to resell, which would adversely affect our operating results, financial condition, and cash flows.

O2 sued ASMC, one of our suppliers, for patent infringement because ASMC manufactures our products. It is possible that our relationship with ASMC or any other supplier could be materially and adversely affected by the O2 litigation.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2007, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	transportation delays;

•	recent changes in tax regulations in China may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally;

•	currency exchange rate fluctuations impacting intra-company transactions; and

•	less effective protection of intellectual property and contractual arrangements.

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

Most of our manufacturing partners are located in China. In addition, we have established a facility in China, initially for the testing of our ICs. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has implemented policies from time to time to regulate economic expansion in China. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

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

There are inherent risks associated with the operation of our testing facility in China, which could increase product costs or cause a delay in product shipments.

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

The average selling prices of products in our markets have historically decreased over time and will likely do so in the future, which could harm our revenues and gross profits.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our margins.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process, which averages six to twelve months, requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional three to six months after an initial sale. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into a customer’s product or system; and

•	the development and commercial introduction of our customers’ products incorporating new technologies frequently are delayed.

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

Since 2006, we significantly increased the quantity and quality of our sales, applications and financial staff. However, if we fail to continue to adequately staff these areas and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about the Company and its products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

As a part of our business strategy, we may review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other growth opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders’ percentage ownership, and/or incur substantial debt or contingent liabilities. Such actions by us could impact our operating results and/or the price of our common stock. In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Analog Devices, Fairchild Semiconductor, Intersil, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor, O2, RichTech, Semtech, STMicroelectronic and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2, TSE, Linear and CAT litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

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

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because of their significant stock ownership, our officers and directors will be able to exert significant influence over our future direction.

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 26% of our outstanding common stock as of December 31, 2007. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Major earthquakes or other natural disasters and resulting systems outages may cause us significant losses.

Our corporate headquarters, the production facilities of our third-party wafer supplier, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary operating locations are currently in San Jose, California and Chengdu, Sichuan China. The company currently leases approximately 55,110 square feet in San Jose which serves as our corporate headquarters, sales and research and development center. Certain test procedures and manufacturing also take place in San Jose. The Company leases approximately 56,000 square feet in Chengdu which serves as our test facility and manufacturing hub. We also lease sales offices in Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

O2 Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings involving patent infringement claims with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). All of these claims relate to our CCFL backlight inverter products, which are part of its LCD backlight inverter family.

In the United States District Court for the Northern District of California, O2 alleged that certain of our CCFL products, our foundry, and several of our customers whose products incorporate our inverter controllers, infringe O2’s ‘722 patent. O2 also accused our customers of infringing O2’s ‘615 patent. On February 8, 2007, the court granted our summary judgment motion and denied O2’s claim for any monetary damages. The Court also granted summary judgment of non-infringement of the ‘615 patent in favor of our customers. On March 14, 2007, the court ruled on the parties summary judgment motions with respect to each party’s unfair competition claims and determined that neither party could recover monetary damages. On May 15, 2007, the jury returned a verdict that all of the ‘722 patent claims asserted by O2 against us, our foundry, and customers are invalid. The jury also found that our CCFL products do not literally infringe the ‘722 patent. On September 7, 2007, the Court dismissed with prejudice the parties’ unfair competition claims and counterclaims pursuant to a stipulation between the parties. On October 30, 2007, the Court denied all post-trial motions and entered judgment in favor of the Company. Subsequently, O2 filed an appeal, and we filed a cross-appeal, with the Federal Circuit. The appeals are currently pending.

On May 1, 2007, we filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that certain of our CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On February 12, 2008, O2 filed a counterclaim and alleged certain of our CCFL products infringe the ‘129 patent. The case is still in the early proceeding and no trial date has been set.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We have obtained counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with our or other parties’ manufacture, sale, use or importation, by either us or a third party, of certain of our CCFL products. In connection with the counter-injunctions, we posted cash bonds of approximately $6.1 million, which are currently recorded as long-term restricted assets on our consolidated balance sheet. In addition, we posted an additional $1.9 million, which we have included in restricted assets on the consolidated balance sheet, to have our assets released and to avoid seizures until the matter with O2 is resolved. If we do not prevail at trial, we might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect our results of operations and financial position for that quarter.

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and were countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. On July 30, 2007, we settled our litigation with TSE concerning our December 25, 2002 Indemnification Agreement with TSE. Based on the settlement agreement, we provided an upfront payment to TSE of $2.5 million. On October 22, 2007, we placed into escrow, an additional $7.4 million for which we could be liable subject to the outcome of certain legal activities. The settlement agreement releases us and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by us against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

We recorded a one-time settlement provision of $9.8 million in the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against us in the United States District Court for the District of Delaware. Linear alleges that one of our parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. Trial is currently scheduled for June 23, 2008 and at this time, we are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

Chip Advanced Technology Inc.

On December 12, 2007, we filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. In the complaint, MPS seeks unspecified damages and a court-ordered injunction against future infringement by CAT. Through this lawsuit, MPS intends to vigorously protect and enforce its intellectual property. As the case is in its early stages, we are not able to determine the outcome of the litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2007
Fourth Quarter ended December 31, 2007	$26.16	$17.84
Third Quarter ended September 30, 2007	$25.96	$15.84
Second Quarter ended June 30, 2007	$18.00	$12.66
First Quarter ended March 31, 2007	$13.94	$10.95

2006
Fourth Quarter ended December 31, 2006	$13.10	$9.03
Third Quarter ended September 30, 2006	$11.93	$8.00
Second Quarter ended June 30, 2006	$20.00	$10.70
First Quarter ended March 31, 2006	$19.86	$13.31

As of February 29, 2008, we had approximately 73 stockholders of record and the closing price of common stock was $16.64 per share as reported by The Nasdaq National Market. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2007, we estimate the total number of stockholders represented by these record holders to be at least 1,800.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

The following graph compares the cumulative 26-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 11/19/2004 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*

Among Monolithic Power Systems, Inc.

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

There were no sales of unregistered securities during the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Revenue	$134,004	$105,015	$99,131	$47,595	$24,204
Cost of revenue, including stock-based compensation*	48,781	38,107	36,003	19,594	10,966

Gross profit	85,223	66,908	63,128	28,001	13,238
Operating expenses:
Research and development, including stock-based compensation*	27,342	22,301	14,826	12,854	6,597
Selling, general and administrative, including stock-based compensation*	29,537	27,594	18,434	12,549	5,758
Lease abandonment	(496)	1,218	—	—	—
Patent litigation settlement	9,800	3,000	5,037	—	—
Provision for litigation	9,370	11,560	18,367	7,833	4,332

Total operating expenses	75,553	65,673	56,664	33,236	16,687

Income (loss) from operations	9,670	1,235	6,464	(5,235)	(3,449)
Other income (expense):
Interest and other income	4,741	2,637	1,703	171	170
Other expense	(139)	(273)	(111)	(93)	—

Total other income, net	4,602	2,364	1,592	78	170

Income (loss) before income taxes	14,272	3,599	8,056	(5,157)	(3,279)
Income tax provision (benefit)	4,981	6,462	2,949	(1,438)	—

Net income (loss)	9,291	(2,863)	5,107	(3,719)	(3,279)
Accretion of redeemable convertible preferred stock	—	—	—	1,183	1,340

Net income (loss) attributable to common shareholders	$9,291	$(2,863)	$5,107	$(4,902)	$(4,619)

Basic income (loss) per share	$0.29	$(0.10)	$0.18	$(0.54)	$(0.75)

Diluted income (loss) per share	$0.26	$(0.10)	$0.17	$(0.54)	$(0.75)

Weighted-average common shares outstanding	31,703	29,502	27,998	9,132	6,143

Stock options, restricted stock and warrants	3,387	—	2,873	—	—

Diluted weighted-average common equivalent shares outstanding	35,090	29,502	30,871	9,132	6,143
* Stock-based compensation has been included in the following line items:
Cost of revenue	$539	$539	$366	$913	$217
Research and development	4,625	5,236	2,611	5,165	1,104
Selling, general and administrative	6,064	5,749	2,408	5,483	1,844

Total	$11,228	$11,524	$5,385	$11,561	$3,165

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Cash and cash equivalents	$83,114	$50,816	$25,091	$32,019	$11,635
Short-term investments	27,765	27,674	38,814	17,000	1,507
Restricted cash	7,350	—	2,938	—	—
Working capital	119,274	77,038	65,450	52,638	16,743
Restricted assets	8,340	8,309	6,433	6,641	787
Total assets	172,499	117,327	100,775	72,384	22,603
Redeemable convertible preferred stock	—	—	—	—	18,413
Common stock	146,035	113,532	98,342	93,236	13,384
Convertible preferred stock	—	—	—	—	11,163
Total stockholders’ equity	137,309	94,952	78,168	63,939	1,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including notebook computers, flat panel displays, cellular handsets, digital cameras, telecommunications equipment, home entertainment systems, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories.

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

We derive most of our revenue from direct sales or sales through distribution arrangements to customers in Asia, where the components we produce are incorporated into an end-user product. 90% of our revenue in 2007 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to stock-based compensation, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

The majority of our sales are made through distribution arrangements with third parties. We recognize revenue upon our shipment to those third party distributors under these distribution arrangements. Some of these arrangements include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns and information related to product in the distribution channel. We record an estimate of the stock rotation returns at the time of sale.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the year ended December 31, 2007 and 2006, we recognized $0.8 million and $0.2 million, respectively, in revenue that is attributable to this distributor. We also had a distribution and service agreement with a distributor for which the revenue is deferred until the services have been performed. For the year ended December 31, 2007 and 2006, we recognized $2.2 million and $0.1 million, respectively, in revenue from this distributor. We also had $0.7 million in deferred revenue from this distributor as of December 31, 2007.

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

Accounting for Income Taxes.    Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes establishes financial accounting and reporting standards for the effect of income taxes and was adopted by us on January 1, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions on the tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements in the period such determination is made. Due to the adoption of FIN 48 effective January 1, 2007, we calculated our uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and our international tax structure exposure.

As of December 31, 2007, 2006 and 2005, we had a valuation allowance of $9.6 million, $4.6 million and $2.1 million, respectively, attributable to management’s determination that a portion of the deferred tax assets generated from tax benefits associated with certain stock based compensation transactions will not be realized. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Warranty Reserves.    We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. We record estimated warranty costs by product, which are based on historical experience over the preceding 12 months by product, at the time we recognize product revenue. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Recent Accounting Pronouncements Not Yet Adopted.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provision and are unable to estimate the impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provision and are unable to estimate the impact.

Results of Operations

The table below shows the Statement of Operations amounts and shows each as a percentage of revenue.

	Year ended December 31,
	2007		2006		2005
	(in thousands, except percentages)
Revenue	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%
Cost of revenue	48,781	36.4	38,107	36.3	36,003	36.3

Gross profit	85,223	63.6	66,908	63.7	63,128	63.7

Operating expenses:
Research and development	27,342	20.5	22,301	21.2	14,826	15.0
Selling, general and administrative	29,537	22.0	27,594	26.3	18,434	18.6
Lease abandonment	(496)	(0.4)	1,218	1.1	—	—
Patent litigation settlement	9,800	7.3	3,000	2.9	5,037	5.1
Provision for litigation	9,370	7.0	11,560	11.0	18,367	18.5

Total operating expenses	75,553	56.4	65,673	62.5	56,664	57.2

Income from operations	9,670	7.2	1,235	1.2	6,464	6.5
Interest and other income	4,741	3.5	2,637	2.5	1,703	1.7
Other expense	(139)	(0.1)	(273)	(0.3)	(111)	(0.1)

Total other income, net	4,602	3.4	2,364	2.2	1,592	1.6

Income before income taxes	14,272	10.6	3,599	3.4	8,056	8.1
Income taxes	4,981	3.7	6,462	6.1	2,949	3.0

Net income (loss)	$9,291	6.9%	$(2,863)	(2.7)%	$5,107	5.1%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Years ended December 31,						Percent Change
	2007		2006		2005		2007 to 2006	2006 to 2005
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$86,701	64.7%	$71,715	68.3%	$57,762	58.3%	20.9%	24.2%
LCD Backlight Inverters	35,713	26.7%	29,201	27.8%	38,119	38.4%	22.3%	(23.4)%
Audio Amplifiers	11,590	8.6%	4,099	3.9%	3,250	3.3%	182.8%	26.1%

Total	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%

Revenue.    Revenue for the year ended December 31, 2007 was $134.0 million, an increase of $29.0 million, or 27.6%, from $105.0 million for year ended December 31, 2006. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $15.0 million, LCD backlight inverter products of $6.5 million and audio products of $7.5 million. For the year ended December 31, 2007, despite a decline in our average sales price for certain of our units, revenue from our DC to DC converters increased 20.9% due to increased sales of flat panel TVs and other consumer devices. Revenue for our CCFL products, which are a part of our LCD backlight inverter family increased 22.3% due to strength in the notebook market over the same period in 2006. However, given the uncertainty of the outcome of our litigation with O2, we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased by 182.8% primarily due to increased demand for new and existing products used in consumer electronic applications.

Revenue for the year ended December 31, 2006 was $105.0 million, an increase of $5.9 million, or 5.9%, over $99.1 million for the year ended December 31, 2005. The increase in revenue primarily resulted from increased sales of our DC to DC converter products, which increased $14.0 million, or 24.2%. The increase in DC to DC products was mainly due to higher sales volumes from existing products used in consumer electronic applications, including TVs and portable DVDs. Revenue from LCD backlight inverter products decreased $8.9 million, or 23.4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to customer concerns resulting from our lawsuit with O2 and the availability of alternative solutions from parties not involved in the litigation. Revenue for our audio amplifier product family increased $0.8 million, or 26.1%, primarily due to increased demand for existing products used in consumer electronic applications.

Gross Profit.    Gross profit as a percentage of revenue, or gross margin, was 63.6% for year ended December 31, 2007 and 63.7% for the year ended December 31, 2006. Our gross margin remained relatively flat year over year. There was a decline in our average sales prices for certain of our mature DC to DC products, which was offset by a shift in product mix and certain production efficiencies at our Chengdu facility.

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

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Research and development (“R&D”), excluding stock-based compensation	22,717	17,065	12,214	33.1%	39.7%
R&D stock-based compensation	4,625	5,236	2,611	(11.7)%	100.5%

Total R&D	$27,342	$22,301	$14,826	22.6%	50.4%

R&D as a percentage of net revenue	20.4%	21.2%	15.0%

R&D expenses were $27.3 million, or 20.4% of revenue, for the year ended December 31, 2007 and $22.3 million, or 21.2% of revenue, for the year ended December 31, 2006. The increase in R&D expenses for the year ended December 31, 2007 was due to increased bonus accruals for R&D personnel, costs associated with an increase in headcount for design engineering personnel as well as new product development activities, primarily in the DC to DC product line both in the U.S. and Asia. R&D expenses also increased because of patent related activities.

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

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Selling, general and administrative (“SG&A”), excluding stock-based compensation	23,473	21,845	16,026	7.5%	36.3%
SG&A stock-based compensation	6,064	5,749	2,408	5.5%	138.7%

Total SG&A	$29,537	$27,594	$18,434	7.0%	49.7%

SG&A as a percentage of net revenue	22.0%	26.3%	18.6%

SG&A expenses were $29.5 million, or 22.0% of revenue, for the year ended December 31, 2007 and $27.6 million, or 26.3% of revenue, for the year ended December 31, 2006. SG&A expenses increased for the year ended December 31, 2007 primarily due to an increase in commissions due to increased revenue and increased personnel and related benefits to support the growing business.

SG&A expenses were $27.6 million, or 26.3% of revenue, for the year ended December 31, 2006 and $18.4 million, or 18.6% of revenue, for the year ended December 31, 2005. SG&A expenses increased as a result of our strengthening our sales, distribution and finance infrastructure. SG&A also increased due to an increase in professional fees, primarily for audit, tax and accounting services and activities related to Sarbanes-Oxley compliance, the implementation of SFAS 123(R) and the restatement of prior SEC filings.

Patent Litigation Settlement.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Patent litigation settlement	9,800	3,000	5,037	226.7%	(40.4)%
Patent litigation settlement as a percentage of net revenue	7.3%	2.9%	5.1%

In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded an accrual for legal settlement of $9.8 million in the second quarter of 2007, of which $2.5 million was paid in the third quarter. During the year ended December 31, 2006, we settled our litigation with Micrel in the amount of $3.0 million. In 2005, a judgment was rendered in the trial between us and O2, for which we recorded an accrual for legal settlement in the amount of $3.5 million. In addition, in 2006, we settled our lawsuit with Microsemi in the amount of $1.5 million.

Provision for Litigation.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Provision for litigation	9,370	11,560	18,367	(18.9)%	(37.1)%
Provision for litigation as a percentage of net revenue	7.0%	11.0%	18.5%

Provision for litigation, which represents legal expenses for ongoing litigation, was $9.4 million, or 7.0% of revenue, for the year ended December 31, 2007 as compared to $11.6 million, or 11.0% of revenue, for the year ended December 31, 2006. Provision for litigation was $18.4 million, or 18.5% of revenue, for the year ended December 31, 2005. The year over year sequential decrease in the provision for litigation from 2007 to 2005 was due to reduced litigation expenses as a result of the settlement and preliminary resolution of certain lawsuits over the periods. For a more complete description of our litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 11 “Litigation” of Notes to Consolidated Financial Statements.

Lease Abandonment.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Lease abandonment	(496)	1,218	—	(140.7)%	—
Lease abandonment as a percentage of net revenue	(0.4)%	1.2%	—

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos facility for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007.

Interest and Other Income.    Interest and other income was $4.7 million, $2.6 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest and other income increased due to higher yields and higher cash, cash equivalent and short-term investment balances and is comprised primarily of interest earned on our cash, cash equivalents and short-term investments.

Other Expense.    Other expense, comprised mainly of VAT expenses, was $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Tax Provision (Benefit).    The income tax provision for the year ended December 31, 2007 was $5.0 million or 34.9% of our income before income taxes. We recorded a one-time write off of our deferred tax assets in the amount of $1.5 million in the quarter ended March 31, 2007, as we no longer expect that any of our deferred tax assets will be realized. In addition, we had a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement.

The income tax provision for the year ended December 31, 2006 was $6.5 million or 179.5% of the pre-tax income. This differs from the federal statutory rate of 34% primarily for the following reasons:

•	Our stock-based compensation expenses related to our incentive stock options of $4.4 million was not tax deductible;

•	We included a litigation reserve of $2.1 million, which is a tax adjustment that increases U.S. taxable income;

•	We also had an average of $2.9 million of Section 956 inventory in the US, which is a tax adjustment that increases U.S. taxable income; and

•

We calculated a partial valuation allowance for federal tax purposes of $1.6 million and full valuation allowance for state tax purposes of $0.6 million based on the likelihood that the deferred tax asset associated with stock options will not be realized.

For additional information, see Note 9 “Income Taxes” of the Notes to Consolidated Financial Statements.

Cumulative Effect of Applying SAB 108.    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In connection with the adoption of SAB 108 effective January 1, 2006, we corrected our financial statements for the cumulative effect of certain prior period errors by decreasing accumulated deficit and accounts payable as of the SAB 108 adoption date by $0.33 million. These errors had resulted from the duplicate recording of certain inventory costs in 2003, 2004 and 2005. In addition, an error resulting from unrecorded stock grants in 2000 and 2001 was corrected by increasing accumulated deficit and common stock as of the SAB 108 adoption date by $0.27 million. We used our historical method for evaluating materiality prior to the adoption of SAB 108 and determined that these errors were not material to the financial statements for any of the prior periods.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million compared to working capital of $77.0 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million as of December 31, 2006. We financed our growth primarily with proceeds from the issuance of common stock, the exercise of stock options, and cash generated from operating activities.

For the year ended December 31, 2007, net cash provided by operating activities was $24.3 million, primarily due to increased sales and an increase in accrued liabilities, primarily resulting from a provision for litigation of $9.8 million for the TSE lawsuit, $7.4 million of which has been placed in escrow and for which the Company could be potentially liable. This was partially offset by an increase in inventory purchases in anticipation of future demand requirements. For the years ended December 31, 2006 and 2005, net cash provided by operating activities of $11.8 million and $17.2 million, respectively, primarily from increased revenues and related margin contributions.

For the year ended December 31, 2007, net cash used by investing activities was $13.9 million, primarily due to capital equipment purchases of $6.7 million. In addition, we placed in escrow $7.4 million for which we could be liable subject to the outcome of certain legal activities. For the year ended December 31, 2006, net cash generated from investing activities was $6.6 million, primarily due to net proceeds from our investments in the amount of $11.1 million and releasing a restriction on our cash in the amount of $2.9 million. Cash that was previously restricted as collateral to a surety bond that we have outstanding as a result of our litigation with O2, is no longer restricted. These amounts were offset by capital purchases of $7.5 million, primarily related to our facility in Chengdu and the ramping up of our research and development activities. For the year ended December 31, 2005, we used $26.6 million in investing activities. For the year ended December 31, 2005, we had net proceeds from sale of short-term investments of $172.2 million, which was offset by purchases of short-term investments of $194.1 million. For the year ended December 31, 2005, we purchased $1.9 million of capital equipment.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, our investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans. As of this date, 22 of the auction-rate securities in our portfolio totaling $36.0 million have failed to reset through successful auction. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and our management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline. Accordingly, we may be required to reclassify our auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

Net cash provided by financing activities for the year ended December 31, 2007 was $21.8 million, primarily from the proceeds related to the issuance of common stock in the amount of $17.3 million and excess tax benefits related to the exercise of options in the amount of $4.5 million. Net cash provided by financing activities for the year ended December 31, 2006 was $7.3 million, primarily from the proceeds related to the issuance of common stock in the amount of $5.3 million, excess tax benefits related to the exercise of options in the amount of $1.6 million and the repayment of a stockholder note in the amount of $0.4 million. Net cash provided by financing activities for the year ended December 31, 2005 was $2.7 million, primarily from the proceeds related to the issuance of common stock in the amount of $2.7 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. Although we relocated our headquarters from Los

Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expires in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. In the second quarter of 2007, we reversed $0.5 million of the $1.3 million write-off that we recorded in the fourth quarter of 2006 as a result of the aforementioned sublease. Certain of our facility leases provide for periodic rent increases. In addition, as described below, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. As of December 31, 2007, our total outstanding purchase commitments were $9.1 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $9.3 million as of December 31, 2006.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.1 million.

The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$2,540	$1,406	$1,134	$—	$—
Outstanding purchase commitments	9,055	9,055	—	—	—
Payments under settlement agreement	1,000	1,000	—	—	—

	$12,595	$11,461	$1,134	$—	$—

In January 2008, we made our final payment of $1.0 million to Micrel as part of a settlement agreement.

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $5.5 million from the table above.

As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale, and no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity or are determined to be other-than-temporarily impaired. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders’ equity.

Fluctuations in interest rates by +/- 10% could impact our annual results of operations by approximately $0.5 million.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2007, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations in the currency by +/- 10% could impact our annual results of operations by approximately $1.5 million.

Value Change to Investments

As of March 7, 2008, we had $39.7 million invested in auction rate securities, some of which have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the par value could impact our results of operations by approximately $4.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Effective January 1, 2007, the Company also changed its method of accounting for uncertainties in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109.

As discussed in Note 2 to the consolidated financial statements, the Company elected application of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in lawsuits related to alleged patent infringement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended

December 31, 2007 of the Company, and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109, the application of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the involvement in alleged patent infringement.

/s/ Deloitte & Touche LLP

San Jose, California

March 7, 2008

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$83,114	$50,816
Short-term investments	27,765	27,674
Accounts receivable, net of allowances of $227 in 2007 and 2006	8,239	9,156
Inventories	17,487	6,738
Deferred income tax asset—current	72	1,658
Prepaid expenses and other current assets	4,659	1,118
Restricted cash	7,350	—

Total current assets	148,686	97,160

Property and equipment, net	14,175	11,358
Deferred income tax asset—long term	759	—
Other assets	539	500
Restricted assets	8,340	8,309

Total assets	$172,499	$117,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,154	$5,909
Accrued compensation and related benefits	8,299	4,792
Accrued income tax payable	—	684
Accrued liabilities	14,959	8,737

Total current liabilities	29,412	20,122

Deferred rent	237	484
Non-current income tax liability	5,455	—
Other long term liabilities	86	1,769

Total liabilities	35,190	22,375

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, $33 and $30 in 2007 and 2006, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,454,595 and 30,369,381 in 2007 and 2006, respectively	146,035	113,532
Deferred stock compensation	(3)	(487)
Accumulated deficit	(9,188)	(17,895)
Accumulated other comprehensive income (loss)	465	(198)

Total stockholders’ equity	137,309	94,952

Total liabilities and stockholders’ equity	$172,499	$117,327

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue	$134,004	$105,015	$99,131
Cost of revenue, including stock-based compensation*	48,781	38,107	36,003

Gross profit	85,223	66,908	63,128

Operating expenses:
Research and development, including stock-based compensation*	27,342	22,301	14,826
Selling, general and administrative, including stock-based compensation*	29,537	27,594	18,434
Lease abandonment	(496)	1,218	—
Patent litigation settlement	9,800	3,000	5,037
Provision for litigation	9,370	11,560	18,367

Total operating expenses	75,553	65,673	56,664

Income from operations	9,670	1,235	6,464

Other income (expense):
Interest and other income	4,741	2,637	1,703
Other expense	(139)	(273)	(111)

Total other income, net	4,602	2,364	1,592

Income before income taxes	14,272	3,599	8,056
Income tax provision	4,981	6,462	2,949

Net income (loss)	$9,291	$(2,863)	$5,107

Basic income (loss) per share	$0.29	$(0.10)	$0.18

Diluted income (loss) per share	$0.26	$(0.10)	$0.17

Weighted-average common shares outstanding	31,703	29,502	27,998
Stock options, restricted stock and warrants	3,387	—	2,873

Diluted weighted-average common equivalent shares outstanding	35,090	29,502	30,871

* Stock-based compensation has been included in the following line items:
Cost of revenue	$539	$539	$366
Research and development	4,625	5,236	2,611
Selling, general and administrative	6,064	5,749	2,408

Total	$11,228	$11,524	$5,385

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	$ Amount
Balance as of December 31, 2004	27,740,541	$93,236	$(8,941)	$(398)	$(20,201)	$243	$63,939
Components of comprehensive loss:
Net income					5,107		5,107
Foreign exchange loss						(381)	(381)

Total comprehensive income							4,726

Exercise of stock options, net of income tax benefit of $1,355	1,059,061	3,416					3,416
Exercise of Series C warrants	60,000	48					48
Shares purchased through ESPP	95,910	612					612
Amortization of deferred stock compensation, net of forfeitures		(1,978)	7,027				5,049
Compensation expense for non-employee stock options		378					378
Issuance of restricted stock	200,210	2,630	(2,630)

Balance as of December 31, 2005	29,155,722	$98,342	$(4,544)	$(398)	$(15,094)	$(138)	$78,168

Cumulative effect of applying SAB 108—accounts payable					331		331
Cumulative effect of applying SAB 108—stock compensation		269			(269)		—
Components of comprehensive loss:
Net loss					(2,863)		(2,863)
Foreign exchange loss						(60)	(60)

Total comprehensive loss							(2,923)

Exercise of stock options, net of income tax benefit of $2,122	957,243	6,054					6,054
Exercise of warrants	31,282
Shares purchased through ESPP	172,037	1,209					1,209
Stock-based compensation expense, net of forfeitures		9,936	1,526				11,462
Compensation expense for non-employee stock options		62					62
Reclass of deferred compensation		(2,531)	2,531
Sale of common stock		191					191
Repayment of stockholder note receivable				398			398
Issuance of restricted stock	53,097

Balance as of December 31, 2006	30,369,381	$113,532	$(487)	$—	$(17,895)	$(198)	$94,952

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share data)

	Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	$ Amount
Cumulative effect of adopting FIN 48—adjustment to retained earnings					$(584)		(584)
Components of comprehensive loss:
Net income					9,291		9,291
Unrealized gains						45	45
Foreign exchange gain						617	617

Total comprehensive income							9,953

Exercise of stock options, including net excess tax benefit of $4,465	2,902,927	20,114					20,114
Shares purchased through ESPP	180,148	1,645					1,645
Stock-based compensation expense, net of forfeitures		10,646	484				11,130
Compensation expense for non-employee stock options		98					98
Issuance of restricted stock	2,139

Balance as of December 31, 2007	33,454,595	$146,035	$(3)	$—	$(9,188)	$465	$137,309

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,291	$(2,863)	$5,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,184	2,724	1,669
Loss on disposal of property and equipment	127	128	7
Accretion of purchase discounts on debt instruments	(44)	—	—
Deferred income tax assets	2,048	1,921	(1,639)
Tax benefit from stock option transactions	5,427	2,122	1,355
Excess tax benefit from stock option transactions	(4,465)	(1,601)	—
Stock-based compensation	11,228	11,524	5,434
Changes in operating assets and liabilities:
Accounts receivable	917	381	(5,551)
Inventories	(10,747)	(572)	(766)
Prepaid expenses and other current assets	(3,553)	289	(625)
Restricted assets	—	(1,841)	—
Accounts payable	208	(687)	3,149
Accrued and long-term liabilities	4,519	425	5,023
Accrued income taxes payable and noncurrent tax liabilities	2,006	(2,212)	2,507
Accrued compensation and related benefits	3,425	1,610	1,451
Deferred rent	(227)	471	90

Net cash provided by operating activities	24,344	11,819	17,211

Cash flows from investing activities:
Property and equipment purchases	(6,653)	(7,474)	(1,878)
Proceeds from sale of property and equipment	58	1	—
Purchase of short-term investments	(58,776)	(87,294)	(194,059)
Proceeds from sale of short-term investments	58,774	98,434	172,245
Changes in restricted assets	(7,350)	2,938	(2,897)

Net cash provided by (used in) investing activities	(13,947)	6,605	(26,589)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,649	4,122	2,722
Proceeds from initial public offering, net of offering expenses	—	—	(8)
Proceeds from employee stock purchase plan	1,645	1,209	—
Excess tax benefits from stock option transactions	4,465	1,601	—
Repayment of stockholder note receivable	—	398	—

Net cash provided by financing activities	21,759	7,330	2,714

Effect of change in exchange rates	142	(29)	(264)

Net increase (decrease) in cash and cash equivalents	32,298	25,725	(6,928)
Cash and cash equivalents, beginning of period	50,816	25,091	32,019

Cash and cash equivalents, end of period	$83,114	$50,816	$25,091

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for taxes	$(1,688)	$4,608	$572

Liability accrued for equipment purchases	$372	$355	$1,825

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business—Monolithic Power Systems, Inc. (MPS or the Company) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. The company combines advanced process technology with its highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. MPS products are used extensively in computing and network communications products, LCD monitors and TVs, and a wide variety of consumer and portable electronics products. MPS partners with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels.

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

Certain Significant Risks and Uncertainties—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of commercial paper and auction rate securities backed by municipal bonds and government-backed student loans. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Investments—The Company classifies short-term investments, which consist primarily of auction rate securities purchased with original maturities of more than three months, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in the accompanying consolidated statements of operations as other income and expense. Realized gains or losses were insignificant for the years ended December 31, 2007, 2006 and 2005. Gross unrealized gains on investments were $45,000 for the year ended December 31, 2007. There were no unrealized gains or losses for the years ended December 31, 2006 and 2005.

Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, the Company’s investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans. As of this date, 22 of the auction-rate securities in the Company’s portfolio totaling $36.0 million have failed to reset through successful auction. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and the Company’s management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of the Company’s investment portfolio could decline. Accordingly, the Company may be required to reclassify its auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents and short term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short term investments are stated at their fair market value.

Inventories—Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value. The Company monitors manufacturing variances and revises standard costs if necessary. Due to continued demand changes, potential obsolescence, and product life cycle, the Company writes down inventory to net realizable values, as needed.

The Company’s products also contain critical inputs supplied by a single or limited number of third parties. The Company has an inventory of such components to ensure an available supply of products for its customers. Any significant shortage of such components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s results of operations.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period.

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

Restricted Assets—Restricted assets of $15.7 million at December 31, 2007 includes approximately $6.4 million in cash placed in certificate of deposit accounts with a Court in Taiwan in conjunction with the current patent litigation, a $1.9 million bond that was purchased in Taiwan by the Company in November 2006 to have its fixed assets and cash released and to avoid further seizures until the matter with O2 is resolved and $7.4 million, which the Company placed in escrow as a result of a settlement with Taiwan Sumida Electronics, Inc. (“TSE”) and for which the Company could be liable if certain conditions are met (see Note 11).

Revenue Recognition—The Company recognizes revenue in accordance with Staff Accounting Bulletin No.104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The majority of the Company’s sales are made through distribution arrangements with third parties. The Company recognizes revenue upon shipment to those third party distributors under these distribution arrangements. Some of these arrangements include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns. The Company records an estimate of the stock rotation returns in the period of the sale.

The Company’s normal payment terms with its distributors are generally 30 to 45 days from invoice date, and the Company’s arrangements with its largest distributors do not include price protection provisions. Although some of the Company’s arrangements with certain distributors include price protection provisions permitting them a credit for unsold inventory if the Company reduces its list prices, the Company has not experienced any significant claims pursuant to these provisions. In addition, terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, the Company’s products in certain regions of the world and the ability to terminate the distribution agreement by either

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

In the first quarter of 2006, the Company signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer. For the year ended December 31, 2007 and 2006, the Company recognized $0.8 million and $0.2 million, respectively, in revenue from this distributor. The Company also had a distribution and service agreement with a distributor for which the revenue is deferred until the services have been performed. For the year ended December 31, 2007 and 2006, the Company recognized $2.2 million and $0.1 million, respectively, in revenue from this distributor. The Company also had $0.7 million in deferred revenue from this distributor as of December 31, 2007.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense for employee stock-based awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt SFAS 123(R) using the modified prospective application method. Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted or modified after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company filed its initial registration statement on Form S-1, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a component of operating cash flows.

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2007, 2006 and 2005, as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Non-Employee	98	$62	$379
ESPP	600	440	—
Restricted Stock	1,844	933	1,189
Stock Options	8,686	10,089	3,867

TOTAL	$11,228	$11,524	$5,435

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development—Costs incurred in research and development are charged to operations as incurred.

Income Taxes—The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the Consolidated Statement of Operations.

Based on the available objective evidence, which includes the recent financial history of the Company and the forecasted taxable loss for the United States, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $9.6 million and $4.6 million as of December 31, 2007 and 2006, respectively.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted SFAS 123(R) as of January 1, 2006 and, as a result, incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Patent Litigation—Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 11).

Comprehensive Income (Loss)—Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, comprehensive income included $0.4 million in foreign exchange gains and $39,000 in unrealized gains on investments. At December 31, 2006, comprehensive income included $0.2 million in foreign exchange losses and $6,000 in unrealized losses on investments.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards To Be Adopted—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the provisions of this standard and is currently unable to estimate the impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the provisions of this standard and is currently unable to estimate the impact.

2.	Cumulative Effect of Applying SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In connection with the adoption of SAB 108 effective January 1, 2006, the Company corrected its financial statements for the cumulative effect of certain prior period errors by decreasing accumulated deficit and accounts payable as of the SAB 108 adoption date by $0.3 million. These errors had resulted from the duplicate recording of certain inventory costs in 2003, 2004 and 2005. In addition, an error resulting from unrecorded stock grants in 2000 and 2001 was corrected by increasing accumulated deficit and common stock as of the SAB 108 adoption date by $0.3 million. The Company, using its historical method for evaluating materiality prior to the adoption of SAB 108, determined that these errors were not material to the financial statements for any of the prior periods.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Cash and Cash Equivalents and Short-Term Investments

The following is a schedule of the Company’s cash and cash equivalents and short-term investments as of December 31, 2007 and 2006. The adjusted cost of these short-term investments approximates their fair value as of December 31, 2007 and 2006.

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2007	2006
Cash, Cash Equivalents, Restricted Cash and Short-term Investments
Cash in Banks	$35,206	$31,943
Government Agencies	37,996	10,051
Commercial Paper	15,527	—
Auction Rate Securities backed by Municipal Bonds / Notes	22,150	27,674
Corporate Preferred Securities	—	8,822
Restricted Cash	7,350	—

Total Cash, Cash Equivalents, Restricted Cash and Short-term Investments	$118,229	$78,490

Reported as:
Cash and Cash Equivalents	$83,114	$50,816
Short-term Investments	27,765	27,674
Restricted cash	7,350	—

Total Cash, Cash Equivalents, Restricted Cash and Short-term Investments	$118,229	$78,490

The contractual maturities of the Company’s short-term investments classified as available-for-sale as of December 31, 2007 and 2006 is as follows:

	2007	2006
< 1 Year	3,963	125
1 – 5 Years	1,652	700
> 10 Years	22,150	26,849

	27,765	27,674

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, the Company’s investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans. As of this date, 22 of the auction-rate securities in the Company’s portfolio totaling $36.0 million have failed to reset through successful auction. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and the Company’s management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of the Company’s investment portfolio could decline. Accordingly, the Company may be required to reclassify its auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Work in progress	$8,101	$3,357
Finished goods	9,386	3,381

Total inventories	$17,487	$6,738

5.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Computers, software and equipment	$22,438	$16,700
Furniture and fixtures	403	398
Leasehold improvements	1,593	1,195
Vehicle	268	122

Total	24,702	18,415
Less accumulated depreciation and amortization	(10,527)	(7,057)

Property and equipment, net	$14,175	$11,358

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $2.7 million and $1.7 million, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Warranty (see Note 10)	$1,025	$1,038
Legal expenses and settlement costs	9,664	4,411
Professional fees	746	1,076
Deferred revenue	1,306	687
Other	2,218	1,525

Total accrued liabilities	$14,959	$8,737

7.	Stockholders’ Equity

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the 1998 Plan), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan have a maximum term of 10 years and generally

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. The Plan provided for the granting of incentive stock options and nonstatutory stock options at a per share price of not less than 100% of the fair market value of the underlying stock at the grant date. However, when incentive stock options or nonstatutory stock options were granted to an employee, director or consultant who, at the time of grant, owned stock representing more than 10% of the voting power of all classes of stock, the exercise price per share was no less than 110% of the fair market value of the underlying stock on the date of grant. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan (the 2004 Plan). In addition, throughout the year, shares underlying options from the 1998 Plan that are cancelled (for example, upon termination of service) are transferred to the 2004 Plan based on the number of cancellations that occur throughout the year.

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

Available for Grant as of December 31, 2006	1,480,177
2007 Additions to Plan	1,518,469
2007 Grants	(1,689,900)
2007 Cancellations	294,573

Available for Grant as of December 31, 2007	1,603,319

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our stock option plans at December 31, 2007, 2006 and 2005 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004 (2,275,697 options exercisable at a weighted-average exercise price of $1.46)	7,999,325	$4.59	8.49	$39,079,623

Options granted (weighted-average fair value of $5.93 per share)	2,503,250	9.15
Options exercised	(1,059,311)	1.95
Options forfeited	(1,030,405)	7.80
Options expired	(33,643)	9.81

Outstanding at December 31, 2005 (3,428,626 options exercisable at a weighted-average exercise price of $3.65)	8,379,216	$5.87	8.06	$76,465,538

Options granted (weighted-average fair value of $8.05 per share)	2,129,000	14.37
Options exercised	(944,743)	4.15
Options forfeited	(463,053)	11.02
Options expired	(22,225)	10.00

Outstanding at December 31, 2006 (4,576,160 options exercisable at a weighted-average exercise price of $4.82)	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $7.21 per share)	1,537,400	17.02
Options exercised	(2,902,927)	5.39
Options forfeited	(269,862)	10.82
Options expired	—	—

Outstanding at December 31, 2007	7,442,806	$10.50	6.64	$81,762,963

Options exercisable at December 31, 2007 and expected to become exercisable	6,869,494	$10.19	6.61	$77,580,384

Options vested and exercisable at December 31, 2007	3,722,936	$6.94	6.37	$54,093,531

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information as of December 31, 2007 concerning outstanding and vested options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding as if 12/31/2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2007	Weighted Average Exercise Price
$0.08 – $0.80	222,700	3.09	$0.53	222,700	$0.53
$1.20	744,473	5.46	$1.20	744,473	$1.20
$4.00 – $5.00	783,970	6.05	$5.00	755,425	$5.00
$7.50 – $8.05	894,397	6.91	$7.75	620,902	$7.74
$8.41 – $9.48	745,128	7.43	$8.76	363,573	$8.80
$9.55 – $10.02	745,403	6.44	$9.89	465,642	$9.94
$10.06 – $12.99	830,882	6.50	$12.00	144,251	$11.54
$13.01 – $16.00	1,193,080	7.33	$15.33	198,676	$14.79
$16.23 – $18.77	996,917	7.24	$18.25	182,607	$18.33
$18.91 – $25.12	285,856	7.12	$20.66	24,687	$18.92

	7,442,806			3,722,936

The total fair value of options that vested and the compensation expense related to stock options was $8.7 million, $10.1 million and $3.9 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $36.3 million, $10.4 million and $8.5 million, respectively. Net cash proceeds from the exercise of stock options was $15.6 million for the year ended December 31, 2007. At December 31, 2007, unamortized compensation expense related to unvested options was approximately $17.4 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 2.3 years.

The fair value of employee stock-based awards, for which compensation expense is recognized under SFAS 123(R) and presented in the pro forma disclosure required under SFAS 123 was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair value of the awards granted during the respective periods:

	2007	2006	2005
Expected term (years)	4.4	4.9	4.0
Expected volatility	44.9%	60.6%	66.0%
Risk-free interest rate	4.6%	4.7%	4.3%
Dividend yield	—	—	—

In estimating the expected term, the Company considered its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. The estimated expected volatility included the historical stock prices of MPS and companies similar to MPS, as the Company does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends.

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2004	176,510	$7.47	2.17

Awards granted	284,630	9.24
Awards released	(40,123)	7.47
Awards forfeited	(84,440)	7.85

Outstanding at December 31, 2005	336,577	$8.88	1.84

Awards granted	75,200	15.8
Awards released	(88,188)	8.62
Awards forfeited	(22,103)	10.74

Outstanding at December 31, 2006	301,486	$10.54	1.32

Awards granted	—	—
Awards released	(98,086)	10.12
Awards forfeited	(27,861)	9.99

Outstanding at December 31, 2007	175,539	$10.86	1.31

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2005	—	$—	—

Awards granted	60,000	11.85
Awards released	—	—
Awards forfeited	—	—

Granted as of December 31, 2006	60,000	$11.85	1.82

Awards granted	152,500	16.75
Awards released	(30,000)	11.85
Awards forfeited	—	—

Total granted through December 31, 2007	182,500	$15.37	1.91

The total fair value of restricted stock awards and units that vested and the compensation expense related to restricted stock awards and units was $1.8 million, $0.9 million and $1.2 million for

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2007, 2006 and 2005 was $2.2 million, $1.1 million and $0.3 million, respectively. At December 31, 2007, unamortized compensation expense related to unvested restricted stock awards and units was approximately $3.2 million with a weighted average remaining recognition period of 1.7 years.

In 2001, the Company sold restricted stock awards to an employee and accepted as payment a note receivable in the amount of $0.4 million, bearing interest at the rate of 5.9% annually. The note was classified as a stockholder note receivable in the stockholders’ equity section of the Company’s balance sheet at December 31, 2005 and 2004 respectively. The note was repaid in full in March 2006.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2007, 2006 and 2005, 180,148 shares, 172,037 shares and 95,910 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2007:

Available Shares as of December 31, 2006	1,069,978
2007 Additions to Plan	607,387
2007 Purchases	(180,148)

Available Shares as of December 31, 2007	1,497,217

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for the year ended December 31, 2007 and 2006 was $0.6 million and $0.4 million, respectively. There was no compensation expense related to the Company’s ESPP for the year ended December 31, 2005. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2007, 2006 and 2005, the following assumptions were used in the valuation of the stock purchase rights:

	2007	2006	2005
Expected term (years)	0.5	0.5	0.5
Expected volatility	45.2%	48.0%	40.0%
Risk-free interest rate	5.1%	5.1%	4.0%
Dividend yield	—	—	—

Net cash proceeds from employee stock purchases for the year ended December 31, 2007 was $1.6 million.

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

The following pro forma net loss and net loss per share for the year ended December 31, 2005 were determined as if the Company had accounted for employee stock-based compensation for its employee stock plans under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

Year ended December 31, 2005
Net income, as reported	$5,107
Add stock-based employee compensation included in net income	3,284
Less stock-based employee compensation expense determined under the fair value method, net of tax	(7,918)

Pro forma net income	$473

Basic net income per share:
As reported	$0.18
Pro forma	$0.02

Diluted net income per share:
As reported	$0.17
Pro forma	$0.02

8.	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2007, 2006 and 2005, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Year ended December 31,
	2007	2006	2005
Stock Options	2,392,236	9,078,195	2,077,876
Restricted Stock	—	361,486	—

Total	2,392,236	9,439,681	2,077,876

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

The components of income before income taxes for the years ended December 31, 2007, 2006 and 2005 are (in thousands):

	2007	2006	2005
United States	$(3,990)	$(468)	$3,911
International	18,262	4,067	4,145

Consolidated	$14,272	$3,599	$8,056

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries totaling $24.2 million because such earnings are intended to be permanently reinvested.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$2,702	$4,545	$4,734
State	1	(94)	(10)
Foreign	271	91	49
Deferred:
Federal	(1,808)	(981)	(1,481)
State	(1,100)	334	(638)
Foreign	(71)	—	—
Valuation allowance	4,986	2,567	295

Income tax provision	$4,981	$6,462	$2,949

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2007	2006	2005
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8	5.8	5.8
Research and development credits	(10.4)	(27.2)	(12.8)
Stock compensation	12.0	67.3	9.3
Foreign income taxed at lower rates	(47.5)	(30.6)	(2.6)
Subpart F / Inventory transfer	1.2	27.7	—
Change in tax rate	—	—	(4.1)
Change in valuation allowance	30.9	71.3	3.7
Litigation reserves & Other	8.9	31.2	3.3

Effective tax rate	34.9%	179.5%	36.6%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Research tax credits	$962	$—
Stock compensation	4,319	3,616
Other costs not currently deductible	5,157	2,997

Total deferred tax assets	10,438	6,613
Valuation allowance	(9,607)	(4,621)

Net deferred tax assets	831	1,992

Deferred tax liabilities:
Other income not currently taxable	(46)	—
Depreciation and amortization	—	(373)

Total deferred tax liabilities	(46)	(373)

Net deferred tax assets	$785	$1,619

As of December 31, 2007, the Company had research tax credit carryforwards of $0.2 million for federal income tax purposes, which can be carried forward until 2027 and $0.8 million for state income tax purposes, which can be carried forward indefinitely.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets forth the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $4.9 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $8.1 million of unrecognized tax benefits, $7.3 million of which would affect its effective tax rate if recognized.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$4,943
Gross increases for tax positions of prior years	472
Gross increases for tax positions of current year	2,632
Settlements	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2007	$8,047

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of January 1, 2007 and December 31, 2007, the Company has approximately $0.1 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions amongst the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

10.	Commitments and Contingencies

The following table summarizes the Company’s commitments as of December 31, 2007 (in thousands).

	Payments by Period
	Total	2008	2009	2010	2011
Operating leases	$2,540	$1,406	$1,000	$112	$22
Outstanding purchase commitments	9,055	9,055	—	—	—
Payments under settlement agreement	1,000	1,000	—	—	—

	$12,595	$11,461	$1,000	$112	$22

In January 2008, the Company made its final payment of $1.0 million to Micrel as part of a settlement agreement.

Lease Obligations

In December 2006, the Company relocated its corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million, of which $0.1 million was recorded in cost of revenue and $1.2 million was recorded in operating expenses. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007. The Company leases its headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. In addition, the Company entered into

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China. The Company also leases its sales offices in Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $0.4 million (net of $0.5 million of benefit discussed above), $2.5 million (including $1.3 million of lease write off discussed above) and $1.0 million, respectively.

Chengdu, China Commitment

In September 2004, the Company signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of its ICs. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.1 million.

Warranty and Indemnification Provisions

The Company provides a standard one-year warranty against defects in materials and workmanship and will either repair the goods, provide replacements at no charge to the customer, or refund amounts for defective units. On occasion the Company permits the return of defective products outside the normal warranty period. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred.

The changes in warranty reserves during 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$1,038	$490	$53
Warranty costs	(243)	(442)	—
Warranty provisions for product sales	230	990	437

Balance at end of year	$1,025	$1,038	$490

The Company provides indemnification agreements to its manufacturer and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. Such costs were $0.5 million, $0.4 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

11.	Litigation

O2 Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings involving patent infringement claims with O2 Micro, Inc. and its parent corporation, O2 Micro International

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited (referred to hereinafter as “O2”). All of these claims relate to the Company’s CCFL backlight inverter products, which are part of its LCD backlight inverter family.

In the United States District Court for the Northern District of California, O2 alleged that certain of the Company’s CCFL products, the Company’s foundry, and several of the Company’s customers whose products incorporate its inverter controllers, infringe O2’s ‘722 patent. O2 also accused the Company’s customers of infringing O2’s ‘615 patent. On February 8, 2007, the court granted the Company’s summary judgment motion and denied O2’s claim for any monetary damages. The Court also granted summary judgment of non-infringement of the ‘615 patent in favor of the Company’s customers. On March 14, 2007, the court ruled on the parties summary judgment motions with respect to each party’s unfair competition claims and determined that neither party could recover monetary damages. On May 15, 2007, the jury returned a verdict that all of the ‘722 patent claims asserted by O2 against the Company, its foundry, and customers are invalid. The jury also found that the Company’s CCFL products do not literally infringe the ‘722 patent. On September 7, 2007, the Court dismissed with prejudice the parties’ unfair competition claims and counterclaims pursuant to a stipulation between the parties. On October 30, 2007, the Court denied all post-trial motions and entered judgment in favor of the Company. Subsequently, O2 filed an appeal, and the Company filed a cross-appeal, with the Federal Circuit. The appeals are currently pending.

On May 1, 2007, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that certain of the Company’s CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On February 12, 2008, O2 filed a counterclaim and alleged certain of the Company’s CCFL products infringe the ‘129 patent. The case is still in the early proceeding and no trial date has been set.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company has obtained counter-injunctions from the Taiwan courts against O2, one of which prohibits O2 from interfering with the Company’s or other parties’ manufacture, sale, use or importation, by either the Company or a third party, of certain of its CCFL products. In connection with the counter-injunctions, the Company posted cash bonds of approximately $6.1 million, which are currently recorded as long-term restricted assets on the Company’s consolidated balance sheet. In addition, the Company posted an additional $1.9 million, which the Company has included in restricted assets on the consolidated balance sheet, to have its assets released and to avoid seizures until the matter with O2 is resolved. If the Company does not prevail at trial, the Company might have to forfeit some or all of these bonds. Any such forfeiture would be an expense in the quarter in which the outcome of the trial is probable and reasonably estimable which may materially and adversely affect the Company’s results of operations and financial position for that quarter.

Taiwan Sumida Electronics

In August 2005, the Company sued Taiwan Sumida Electronics (TSE) and were countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. On July 30, 2007, the Company settled its litigation with TSE concerning its December 25, 2002 Indemnification Agreement with TSE. Based on the settlement agreement, the Company provided an upfront payment to TSE of $2.5 million. On October 22, 2007, the Company placed into escrow, an additional $7.4 million for which the Company could be liable subject to the outcome of certain legal activities. The settlement agreement

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

releases the Company and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by the Company against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

The Company recorded a one-time settlement provision of $9.8 million in the second quarter of 2007.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against the Company in the United States District Court for the District of Delaware. Linear alleges that one of the Company’s parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the Settlement and License Agreement dated October 1, 2005. Trial is currently scheduled for June 23, 2008 and at this time, the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

Chip Advanced Technology Inc.

On December 12, 2007, the Company filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. In the complaint, MPS seeks unspecified damages and a court-ordered injunction against future infringement by CAT. Through this lawsuit, MPS intends to vigorously protect and enforce its intellectual property. As the case is in its early stages, the Company is not able to determine the outcome of the litigation.

12.	Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2007, 2006 and 2005.

The Company sponsors a fully funded pension plan for all employees in Taiwan who meet certain eligibility requirements. Based on an actuarial valuation, it was determined that the pension plan was underfunded in 2007 and 2006 in the amount of $4,000 and $0.2 million, respectively, which the Company accounted for under the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The liability was recorded in other liabilities.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net or with sales that accounted for 10% or more of the Company’s revenue for each year:

	Revenue			Accounts Receivable, Net
Customers	Years ended December 31,			as of December 31,
	2007	2006	2005	2007	2006	2005
A	18%	17%	23%	11%	19%	26%
B	15%	14%	11%	21%	22%	*
C	*	*	20%	*	*	23%
D	*	*	*	*	12%	*

*	Represents less than 10% of accounts receivable, net or revenue

14.	Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and communications markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of individual product families.

The Company derived substantially all of its revenue from sales to customers located outside North America during 2007, 2006 and 2005, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
Country	2007	2006	2005
China	$66,582	$49,754	$47,052
Taiwan	18,698	23,750	31,052
Korea	15,917	11,915	11,872
Europe	9,229	7,093	2,315
Japan	12,312	6,930	4,118
USA	3,612	3,965	1,994
Other	7,654	1,608	728

Total	$134,004	$105,015	$99,131

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net revenue by product type for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
	2007		2006		2005
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
DC to DC Converters	$86,701	64.7%	$71,715	68.3%	$57,762	58.3%
LCD Backlight Inverters	35,713	26.7%	29,201	27.8%	38,119	38.4%
Audio Amplifiers	11,590	8.6%	4,099	3.9%	3,250	3.3%

Total	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%

The following is a summary of long-lived assets by geographic region, excluding restricted assets, for the years ended December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
China	$10,598	$6,839
United States	3,635	4,557
Taiwan	105	92
Japan	26	34
Other	55	64

Total	$14,419	$11,586

15.	Valuation and Qualifying Accounts

The Company had the following activity in its accounts receivable allowances (in thousands):

Accounts Receivable Allowances
Balance, December 31, 2004	$222
Charged to costs and expenses	18
Deductions	(13)

Balance, December 31, 2005	227

Charged to costs and expenses	—
Balance, December 31, 2006	227
Charged to costs and expenses	—

Balance, December 31, 2007	$227

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Revenue	$24,496	$30,833	$40,188	$38,487
Cost of revenue*	8,963	11,248	14,662	13,908

Gross profit	15,533	19,585	25,526	24,579

Operating expenses:
Research and development*	5,932	6,428	7,489	7,493
Selling, general and administrative*	6,197	7,119	8,071	8,150
Lease abandonment	—	(496)	—	—
Patent litigation settlement	—	9,800	—	—
Provision for litigation	2,847	4,028	1,452	1,043

Total operating expenses	14,976	26,879	17,012	16,686

Income (loss) from operations	557	(7,294)	8,514	7,893
Other income (expense):
Interest and other income	1,007	1,169	1,223	1,342
Interest and other expense	(7)	(22)	8	(118)

Total other income, net	1,000	1,147	1,231	1,224

Income (loss) before income taxes	1,557	(6,147)	9,745	9,117
Income tax provision	1,495	227	1,475	1,784

Net income (loss)	$62	$(6,374)	$8,270	$7,333
Basic net income (loss) per share	$0.00	$(0.20)	$0.26	$0.22

Diluted net income (loss) per share	$0.00	$(0.20)	$0.23	$0.20

Weighted average common shares outstanding	30,482	31,382	31,995	32,919
Stock options, restricted stock and warrants	3,277	—	3,958	3,216

Diluted weighted-average common equivalent shares outstanding	33,759	31,382	35,953	36,135

* Stock-based compensation has been included in the following line items:
Cost of revenue	$111	$113	$149	$166
Research and development	1,101	952	1,326	1,246
Selling, general and administrative	1,108	1,440	1,748	1,768

Total	$2,320	$2,505	$3,223	$3,180

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Revenue	$24,763	$26,601	$27,255	$26,396
Cost of revenue*	9,373	9,833	9,382	9,519

Gross profit	15,390	16,768	17,873	16,877

Operating expenses:
Research and development*	5,067	5,427	5,897	5,910
Selling, general and administrative*	7,427	6,699	6,877	6,591
Lease abandonment	—	—	—	1,218
Patent litigation settlement	—	—	3,000	—
Provision for litigation	4,064	2,821	2,765	1,910

Total operating expenses	16,558	14,947	18,539	15,629

Income (loss) from operations	(1,168)	1,821	(666)	1,248
Other income (expense):
Interest and other income	599	626	662	750
Interest and other expense	(70)	(110)	(71)	(22)

Total other income, net	529	516	591	728

Income (loss) before income taxes	(639)	2,337	(75)	1,976
Income tax provision (benefit)	(231)	1,278	1,797	3,618

Net income (loss)	$(408)	$1,059	$(1,872)	$(1,642)
Basic net income (loss) per share	$(0.01)	$0.04	$(0.06)	$(0.05)
Diluted net income (loss) per share	$(0.01)	$0.03	$(0.06)	$(0.05)

Weighted average common shares outstanding	28,816	29,412	29,736	29,994
Stock options, restricted stock and warrants	—	4,192	—	—

Diluted weighted-average common equivalent shares outstanding	28,816	33,604	29,736	29,994

* Stock-based compensation has been included in the following line items:
Cost of revenue	$141	$147	$121	$131
Research and development	1,363	1,346	1,330	1,197
Selling, general and administrative	1,178	1,596	1,518	1,456

Total	$2,682	$3,089	$2,969	$2,784

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report, included elsewhere herein, on the effectiveness of our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2008, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1+(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+(4)	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3+(5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+(6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+	Employment Agreement with Michael Hsing.

10.8+	Employment Agreement with Maurice Sciammas.

10.9+(9)	Employment Agreement with Jim Moyer.

10.10+	Employment Agreement with Deming Xiao.

10.11+	Employment Agreement with Paul Ueunten.

10.12(10)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

Exhibit Number	Description

10.13(11)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14†(12)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(13)	Patent License Agreement, dated May 1, 2004.

10.16†(14)	Settlement Agreement with Linear Technology Corporation.

10.17+	Employment Agreement with C. Richard Neely, Jr.

10.18(15)	Settlement Agreement with Microsemi Corporation.

10.19 (16)	Settlement Agreement with Micrel Corporation.

10.20+	Employment Agreement with Adriana Chiocchi.

10.21+(17)	Registrant’s 2004 Equity Incentive Plan and form of performance unit agreement. Plan filed above as Exhibit 10.2.

10.22(18)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+(19)	Letter Agreement with Victor Lee.

10.25(20)

Judgment on Appeal by the U.S. Court of Appeals for the Federal Circuit in the litigation between O2 Micro International Limited v. Monolithic Power Systems, Inc., Nos. CV-00-4071 and CV-01-3995 (N.D. Cal.), on appeal as Nos. 2006-1338 and -1377 (Fed. Cir.).

10.26(21)	Sublease Agreement with Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.27+(22)	Letter Agreement with Douglas McBurnie.

10.28+(23)	Letter Agreement with Karen A. Smith Bogart.

10.29(24)	Order issued on 6/25/07 in response to the summary judgment motions of both parties in the Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc. case.

10.30(25)	Settlement Agreement with Taiwan Sumida Electronics.

10.31+	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

14.1(26)	Code of Ethics.

21.1(27)	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(9)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(10)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(11)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(12)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(13)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 10, 2006.
(15)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2006.
(16)	Incorporated by reference to Exhibit 10.19 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006.

(17)	Incorporated by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(18)	Incorporated by reference to Exhibit 10.22 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.
(19)	Incorporated by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(20)	Incorporated by reference to Exhibit 10.25 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.
(21)	Incorporated by reference to Exhibit 10.26 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(22)	Incorporated by reference to Exhibit 10.27 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007
(23)	Incorporated by reference to Exhibit 10.28 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007
(24)	Incorporated by reference to Exhibit 10.29 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007
(25)	Incorporated by reference to Exhibit 10.30 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(26)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.
(27)	Incorporated by reference to Exhibit 21.1 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 10, 2008.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: March 10, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

/s/ KAREN A. SMITH BOGART Karen A. Smith Bogart	Director

/s/ HERBERT CHANG Herbert Chang	Director

/s/ ALAN EARHART Alan Earhart	Director

/s/ VICTOR K. LEE Victor K. Lee	Director

/s/ DOUGLAS MCBURNIE Douglas McBurnie	Director

/s/ JAMES C. MOYER James C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director