Form 10-K/A
period 2007-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2008-05-12
CIK 1280452

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2007.

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

Explanatory Note:

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, the Company’s management determined that there was an error in recording the tax effect of stock-based compensation expense related to MPS’s cost-share agreement with a foreign subsidiary for the years ended December 31, 2007 and 2006. We are filing this Amendment No. 1 to our annual report on Form 10-K/A to restate our consolidated financial statements for the years ended December 31, 2007 and 2006 and to restate management’s report on internal control over financial reporting as of December 31, 2007.

The following sections in this report have been amended as a result of the restatements:

Part I:

Item 1A – Risk Factors

Part II:

Item 6 – Selected Financial Data

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 – Financial Statements and Supplemental Data

Item 9A – Controls and Procedures

Part IV:

Item 15 – Exhibits, Financial Statement Schedules

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of these restatements in this Amendment No. 1 on Form 10-K/A. Accordingly, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of our Form 10-K on March 11, 2008. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 11, 2008.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This amended annual report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

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

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this amended annual report on Form 10-K/A and, in particular, in the section entitled “Item 1A. Risk Factors”.

We disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this amended annual report on Form 10-K/A. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our quarterly reports on Form 10-Q and any current reports on Form 8-K.

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

Please refer to the table showing our revenue by product family in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Revenue”.

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

	Revenue
	Year ended December 31,
Customers	2007	2006	2005
A	18%	17%	23%
B	15%	14%	11%
C	*	*	20%

*	represents less than 10% of revenue

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

Please refer to the discussion of the amount spent on research and development during each of the last three fiscal years in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development”.

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

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this amended annual report on Form 10-K/A and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

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

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement and breach of contract. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying, and against one of our suppliers. We are also involved in litigation with CAT. See the Legal Proceedings section (Item 3) of this amended annual report on Form 10-K/A for more information.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, our investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans of which 22 of the auction-rate securities in our portfolio totaling $36.0 million have failed to reset through successful auction. However, there were no such failed auctions of these securities as of December 31, 2007. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and our management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of our investment portfolio may be negatively impacted and the potential value of our investment portfolio could decline and we may need to record an impairment on these assets. In addition, we may be required to reclassify our auction-rate securities as long-term investments rather than short-term investments, which could require us to waive certain conditions within our investment policy.

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

Our accumulated deficit was $6.8 million as of December 31, 2007. Our profitability is dependent on many factors, including:

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

The complexity of calculating our tax provision may result in errors that could result in further restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues, we could be subject to errors, which would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations and/or have a negative impact on the trading price of our common stock.

We face risks in connection with our internal control over financial reporting and any related remedial measures that we undertake to correct any material weaknesses in our internal control over financial reporting.

In accordance with Section 404 of the Sarbanes-Oxley Act, we are required to include in our amended annual report on Form 10-K/A, a management report regarding the effectiveness of our internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. This report must include disclosure of any material weakness in our internal control over financial reporting. In preparation for issuing this management report, we document, evaluate and test our internal control over financial reporting.

As a result of an error in our tax provision for the years ended December 31, 2007 and 2006, we are restating our consolidated financial statements included in this annual report on Form 10-K/A for the years ended December 31, 2007 and 2006. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we have identified a material weakness, as follows:

•

A material weakness exists in the operating effectiveness of the controls over the calculation of the tax effect of stock-based compensation expenses related to Monolithic Power Systems Inc.’s cost-share agreement with a foreign subsidiary. This control deficiency led to a misstatement of certain tax-related accounts in 2007 and 2006 which was not prevented or detected on a timely basis, and a restatement of MPS’s 2007 and 2006 consolidated financial statements.

No material weakness will be considered remediated until any remedial procedures that we take have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate the material weakness. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

Taiwan Sumida Electronics

In August 2005, we sued Taiwan Sumida Electronics (TSE) and were countersued by TSE for material breach of the indemnity agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. On July 30, 2007, we settled our litigation with TSE concerning our December 25, 2002 Indemnification Agreement with TSE. Based on the settlement agreement, we provided an upfront payment to TSE of $2.5 million. On October 22, 2007, we placed into escrow, an additional $7.4 million for which we could be liable subject to the outcome of certain legal activities which we have included as restricted cash on the consolidated balance sheets. The settlement agreement releases us and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by us against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

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

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K/A. Operating results for any year are not necessarily indicative of results for any future periods. The information presented in the following tables as of and for the years ended December 31, 2007 and 2006 has been restated as more fully described in Note 17, Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements. We have not amended our previously filed annual report for 2006, or our quarterly reports for the interim periods within 2006 and 2007 that are affected by the restatements. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

Consolidated Statement of Operations Data (1):

	Year ended December 31,
	2007 Restated (1)	2006 Restated (1)	2005	2004	2003
	(in thousands, except per share amounts)
Revenue	$134,004	$105,015	$99,131	$47,595	$24,204
Cost of revenue, including stock-based compensation*
	48,781	38,107	36,003	19,594	10,966

Gross profit	85,223	66,908	63,128	28,001	13,238
Operating expenses:
Research and development, including stock-based compensation*	27,342	22,301	14,826	12,854	6,597
Selling, general and administrative, including stock-based compensation*	29,537	27,594	18,434	12,549	5,758
Lease abandonment	(496)	1,218	—	—	—
Patent litigation settlement	9,800	3,000	5,037	—	—
Provision for litigation	9,370	11,560	18,367	7,833	4,332

Total operating expenses	75,553	65,673	56,664	33,236	16,687

Income (loss) from operations	9,670	1,235	6,464	(5,235)	(3,449)
Other income (expense):
Interest and other income	4,741	2,637	1,703	171	170
Other expense	(139)	(273)	(111)	(93)	—

Total other income, net	4,602	2,364	1,592	78	170

Income (loss) before income taxes	14,272	3,599	8,056	(5,157)	(3,279)
Income tax provision (benefit)	2,692	6,024	2,949	(1,438)	—

Net income (loss)	11,580	(2,425)	5,107	(3,719)	(3,279)
Accretion of redeemable convertible preferred stock	—	—	—	1,183	1,340

Net income (loss) attributable to common shareholders	$11,580	$(2,425)	$5,107	$(4,902)	$(4,619)

Basic income (loss) per share	$0.37	$(0.08)	$0.18	$(0.54)	$(0.75)

Diluted income (loss) per share	$0.33	$(0.08)	$0.17	$(0.54)	$(0.75)

Weighted-average common shares outstanding	31,703	29,502	27,998	9,132	6,143

Stock options, restricted stock and warrants	3,387	—	2,873	—	—

Diluted weighted-average common equivalent shares outstanding	35,090	29,502	30,871	9,132	6,143
* Stock-based compensation has been included in the following line items:
Cost of revenue	$539	$539	$366	$913	$217
Research and development	4,625	5,236	2,611	5,165	1,104
Selling, general and administrative	6,064	5,749	2,408	5,483	1,844

Total	$11,228	$11,524	$5,385	$11,561	$3,165

(1)	Restated. See Note 17, Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements contained elsewhere in this amended annual report on Form 10-K/A for related discussion.

Consolidated Balance Sheet Data (1):

	As of December 31,
	2007 Restated (1)	2006 Restated (1)	2005	2004	2003

	(in thousands)
Cash and cash equivalents	$83,114	$50,816	$25,091	$32,019	$11,635
Short-term investments	27,765	27,674	38,814	17,000	1,507
Restricted cash	7,350	—	2,938	—	—
Working capital	119,348	77,111	65,450	52,637	16,743
Restricted assets	8,340	8,309	6,433	6,641	787
Total assets	172,590	117,327	100,775	72,384	22,603
Redeemable convertible preferred stock	—	—	—	—	18,413
Common stock	143,890	113,168	98,342	93,236	13,384
Convertible preferred stock	—	—	—	—	11,163
Total stockholders' equity	137,537	95,025	78,168	63,939	1,231

(1)	Restated. See Note 17, Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements contained elsewhere in this amended annual report on Form 10-K/A for related discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K/A.

The following discussion reflects the effects of the restatement discussed in Note 17 to the consolidated financial statements.

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

As of December 31, 2007, 2006 and 2005, we had a valuation allowance of $11.9 million, $4.6 million and $2.1 million, respectively, attributable to management’s determination that a portion of the deferred tax assets generated from tax benefits associated with certain stock based compensation transactions will not be realized. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Results of Operations

The table below shows the Statement of Operations amounts and shows each as a percentage of revenue.

	Year ended December 31,
	2007		2006		2005
			(in thousands, except percentages)
Revenue	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%
Cost of revenue	48,781	36.4	38,107	36.3	36,003	36.3

Gross profit	85,223	63.6	66,908	63.7	63,128	63.7
Operating expenses:
Research and development	27,342	20.5	22,301	21.2	14,826	15.0
Selling, general and administrative	29,537	22.0	27,594	26.3	18,434	18.6
Lease abandonment	(496)	(0.4)	1,218	1.1	—	—
Patent litigation settlement	9,800	7.3	3,000	2.9	5,037	5.1
Provision for litigation	9,370	7.0	11,560	11.0	18,367	18.5

Total operating expenses	75,553	56.4	65,673	62.5	56,664	57.2

Income from operations	9,670	7.2	1,235	1.2	6,464	6.5
Interest and other income	4,741	3.5	2,637	2.5	1,703	1.7
Other expense	(139)	(0.1)	(273)	(0.3)	(111)	(0.1)

Total other income, net	4,602	3.4	2,364	2.2	1,592	1.6

Income before income taxes	14,272	10.6	3,599	3.4	8,056	8.1
Income taxes	2,692	2.0	6,024	5.7	2,949	3.0

Net income (loss)	$11,580	8.6%	$(2,425)	(2.3)%	$5,107	5.1%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Years ended December 31,						Percent Change
	2007		2006		2005		2007 to 2006	2006 to 2005
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$86,701	64.7%	$71,715	68.3%	$57,762	58.3%	20.9%	24.2%
LCD Backlight Inverters	35,713	26.7%	29,201	27.8%	38,119	38.4%	22.3%	(23.4%)
Audio Amplifiers	11,590	8.6%	4,099	3.9%	3,250	3.3%	182.8%	26.1%

Total	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%

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

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Research and development (“R&D”), excluding stock-based compensation	22,717	17,065	12,215	33.1%	39.7%
R&D stock-based compensation	4,625	5,236	2,611	(11.7%)	100.5%

Total R&D	$27,342	$22,301	$14,826	22.6%	50.4%

R&D as a percentage of net revenue	20.4%	21.2%	15.0%

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

Patent Litigation Settlement.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Patent litigation settlement	9,800	3,000	5,037	226.7%	(40.4%)
Patent litigation settlement as a percentage of net revenue	7.3%	2.9%	5.1%

In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded an accrual for legal settlement of $9.8 million in the second quarter of 2007, of which $2.5 million was paid in the third quarter. During the year ended December 31, 2006, we settled our litigation with Micrel in the amount of $3.0 million. In 2005, a judgment was rendered in the trial between us and O2, for which we recorded an accrual for legal settlement in the amount of $3.5 million. In addition, in 2005, we recorded an accrual for the settlement of our lawsuit with Microsemi in the amount of $1.5 million.

Provision for Litigation.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Provision for litigation	9,370	11,560	18,367	(18.9%)	(37.1%)
Provision for litigation as a percentage of net revenue	7.0%	11.0%	18.5%

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

Lease Abandonment.

	Year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands, except percentages)
Revenue	$134,004	$105,015	$99,131	27.6%	5.9%
Lease abandonment	(496)	1,218	—	(140.7%)	—
Lease abandonment as a percentage of net revenue	(0.4%)	1.2%	—

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

Income Tax Provision (Benefit). The income tax provision for the year ended December 31, 2007 was $2.7 million or 18.9% of our income before income taxes. We recorded a one-time write off of our deferred tax assets in the amount of $1.5 million in the quarter ended March 31, 2007, as we no longer expect that any of our deferred tax assets will be realized. In addition, we had a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement.

The income tax provision for the year ended December 31, 2006 was $6.0 million or 167.4% of the pre-tax income. This differs from the federal statutory rate of 34% primarily for the following reasons:

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

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million compared to working capital of $77.1 million, including cash and cash equivalents of $50.8 million and short-term investments of $27.7 million as of December 31, 2006. We financed our growth primarily with proceeds from the issuance of common stock, the exercise of stock options, and cash generated from operating activities.

For the year ended December 31, 2007, net cash provided by operating activities was $26.1 million, primarily due to increased sales, partially offset by an increase in inventory purchases in anticipation of future demand requirements. For the years ended December 31, 2006 and 2005, net cash provided by operating activities was $13.8 million and $17.2 million, respectively, primarily from increased revenues and related margin contributions.

For the year ended December 31, 2007, net cash used by investing activities was $13.9 million, primarily due to capital equipment purchases of $6.7 million. In addition, we placed in escrow $7.4 million for which we could be liable subject to the outcome of certain legal activities. For the year ended December 31, 2006, net cash generated from investing activities was $4.8 million, primarily due to net proceeds from our investments in the amount of $11.1 million. These amounts were offset by capital purchases of $7.5 million, primarily related to our facility in Chengdu and the ramping up of our research and development activities. For the year ended December 31, 2005, we used $26.6 million in investing activities. For the year ended December 31, 2005, we had net proceeds from sale of short-term investments of $172.2 million, which was offset by purchases of short-term investments of $194.1 million. For the year ended December 31, 2005, we purchased $1.9 million of capital equipment.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, our investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans of which 22 of the auction-rate securities in our portfolio totaling $36.0 million have failed to reset through successful auction. However, there were no such failed auctions of these securities as of December 31, 2007. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and our management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline. Accordingly, we may be required to reclassify our auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

Net cash provided by financing activities for the year ended December 31, 2007 was $20.0 million, primarily from the proceeds related to the issuance of common stock in the amount of $17.3 million and excess tax benefits related to the exercise of options in the amount of $2.7 million. Net cash provided by financing activities for the year ended December 31, 2006 was $7.2 million, primarily from the proceeds related to the issuance of common stock in the amount of $5.3 million, excess tax benefits related to the exercise of options in the amount of $1.4 million and the repayment of a stockholder note in the amount of $0.4 million. Net cash provided by financing activities for the year ended December 31, 2005 was $2.7 million, primarily from the proceeds related to the issuance of common stock in the amount of $2.7 million.

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

	Payments by Period
	Total	Less than 1 year	1- 3 years	4-5 years	Thereafter
Operating leases	$2,540	$1,406	$1,134	$—	$—
Outstanding purchase commitments	9,055	9,055	—	—	—
Payments under settlement agreement	1,000	1,000	—	—	—

	$12,595	$11,461	$1,134	$—	$—

In January 2008, we made our final payment of $1.0 million to Micrel as part of a settlement agreement.

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $5.3 million from the table above.

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

As discussed in Note 1 to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Effective January 1, 2007, the Company also changed its method of accounting for uncertainties in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.

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

As discussed in Note 17, the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 (May 12, 2008 as to the effects of the material weakness described in the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised)) expresses an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 7, 2008 (May 12, 2008 as to the effects of the restatement discussed in Note 17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.:

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified for the year ended December 31, 2007 and included in management’s assessment.

•

A material weakness exists in the operating effectiveness of the controls over the calculation of the tax effect of stock-based compensation expenses related to Monolithic Power Systems Inc.’s cost-share agreement with a foreign subsidiary. This control deficiency led to a misstatement of certain tax-related accounts in 2007 and 2006, which was not prevented or detected on a timely basis, and a restatement of MPS’s 2007 and 2006 consolidated financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31,2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007 and our report dated March 7, 2008 (May 12, 2008 as to the effects of the restatement discussed in Note 17), expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the involvement in alleged patent infringement and the restatement of the Company’s consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 7, 2008 (May 12, 2008 as to the effects of the material weakness described in the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised))

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007 (as restated, see Note 17)	2006 (as restated, see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$83,114	$50,816
Short-term investments	27,765	27,674
Accounts receivable, net of allowances of $227 in 2007 and 2006	8,239	9,156
Inventories	17,487	6,738
Deferred income tax asset—current	72	1,658
Prepaid expenses and other current assets	4,733	1,118
Restricted cash	7,350	—

Total current assets	148,760	97,160

Property and equipment, net	14,175	11,358
Deferred income tax asset—long term	776	—
Other assets	539	500
Restricted assets	8,340	8,309

Total assets	$172,590	$117,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,154	$5,909
Accrued compensation and related benefits	8,299	4,792
Accrued income tax payable	—	611
Accrued liabilities	14,959	8,737

Total current liabilities	29,412	20,049

Deferred rent	237	484
Non-current income tax liability	5,318	—
Other long term liabilities	86	1,769

Total liabilities	35,053	22,302

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, $33 and $30 in 2007 and 2006, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,454,595 and 30,369,381 in 2007 and 2006, respectively	143,890	113,168
Deferred stock compensation	(3)	(487)
Accumulated deficit	(6,815)	(17,458)
Accumulated other comprehensive income (loss)	465	(198)

Total stockholders’ equity	137,537	95,025

Total liabilities and stockholders’ equity	$172,590	$117,327

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year Ended December 31,
	2007 (as restated, see Note 17)	2006 (as restated, see Note 17)	2005
Revenue	$134,004	$105,015	$99,131
Cost of revenue, including stock-based compensation*	48,781	38,107	36,003

Gross profit	85,223	66,908	63,128

Operating expenses:
Research and development, including stock-based compensation*	27,342	22,301	14,826
Selling, general and administrative, including stock-based compensation*	29,537	27,594	18,434
Lease abandonment	(496)	1,218	—
Patent litigation settlement	9,800	3,000	5,037
Provision for litigation	9,370	11,560	18,367

Total operating expenses	75,553	65,673	56,664

Income from operations	9,670	1,235	6,464

Other income (expense):
Interest and other income	4,741	2,637	1,703
Other expense	(139)	(273)	(111)

Total other income, net	4,602	2,364	1,592

Income before income taxes	14,272	3,599	8,056
Income tax provision	2,692	6,024	2,949

Net income (loss)	$11,580	$(2,425)	$5,107

Basic income (loss) per share	$0.37	$(0.08)	$0.18

Diluted income (loss) per share	$0.33	$(0.08)	$0.17

Weighted-average common shares outstanding	31,703	29,502	27,998
Stock options, restricted stock and warrants	3,387	—	2,873

Diluted weighted-average common equivalent shares outstanding	35,090	29,502	30,871

* Stock-based compensation has been included in the following line items:

Cost of revenue	$539	$539	$366
Research and development	4,625	5,236	2,611
Selling, general and administrative	6,064	5,749	2,408

Total	$11,228	$11,524	$5,385

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Notes		Other
	Common Stock		Deferred Stock Compensation	Receivable from Stockholders		Comprehensive Income / (Loss)	Total Stockholders’ Equity
	Shares	$Amount			Accumulated Deficit

Balance as of December 31, 2004	27,740,541	$93,236	($8,941)	($398)	($20,201)	$243	$63,939
Components of comprehensive loss:
Net income					5,107		5,107
Foreign exchange loss						(381)	(381)

Total comprehensive income							4,726

Exercise of stock options, net of income tax benefit of $1,355	1,059,061	3,416					3,416
Exercise of Series C warrants	60,000	48					48
Shares purchased through ESPP	95,910	612					612
Amortization of deferred stock compensation, net of forfeitures		(1,978)	7,027				5,049
Compensation expense for non-employee stock options		378					378
Issuance of restricted stock	200,210	2,630	(2,630)

Balance as of December 31, 2005	29,155,722	$98,342	($4,544)	($398)	($15,094)	($138)	$78,168

Cumulative effect of applying SAB 108 - accounts payable					331		331
Cumulative effect of applying SAB 108 - stock compensation		269			(269)
Components of comprehensive loss:
Net loss (1)					(2,425)		(2,425)
Foreign exchange loss						(60)	(60)

Total comprehensive loss (1)							(2,485)

Exercise of stock options, net of income tax benefit of $1,758 (1)	944,743	5,689					5,689
Exercise of warrants	31,282
Shares purchased through ESPP	172,037	1,209					1,209
Stock-based compensation expense, net of forfeitures		9,936	1,526				11,462
Compensation expense for non-employee stock options		62					62
Reclass of deferred compensation		(2,531)	2,531
Sale of common stock	12,500	191					191
Repayment of stockholder note receivable				398			398
Issuance of restricted stock	53,097

Balance as of December 31, 2006 (1)	30,369,381	$113,168	($487)	$—	($17,458)	($198)	$95,025

Cumulative effect of adopting FIN 48 - adjustment to retained earnings (1)					(937)		(937)
Components of comprehensive loss:
Net income (1)					11,580		11,580
Unrealized gains						46	46
Foreign exchange gain						617	617

Total comprehensive income (1)							12,243

Exercise of stock options, including net excess tax benefit of $2,684 (1)	2,902,927	18,333					18,333
Shares purchased through ESPP	180,148	1,645					1,645
Stock-based compensation expense, net of forfeitures		10,646	484				11,130
Compensation expense for non-employee stock options		98					98
Issuance of restricted stock	2,139

Balance as of December 31, 2007 (1)	33,454,595	$143,890	($3)	$—	($6,815)	$465	$137,537

See accompanying notes to consolidated financial statements

(1)	Restated. See Note 17, Restatement of Consolidated Financial Statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007 (as restated, see Note 17)	2006 (as restated, see Note 17)	2005
Cash flows from operating activities:
Net income (loss)	$11,580	$(2,425)	$5,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,184	2,724	1,669
Loss on disposal of property and equipment	127	128	7
Deferred income tax assets	1,694	1,921	(1,639)
Tax benefit from stock option transactions	3,646	1,842	1,355
Excess tax benefit from stock option transactions	(2,684)	(1,437)	—
Stock-based compensation	11,228	11,524	5,434
Changes in operating assets and liabilities:
Accounts receivable	917	381	(5,551)
Inventories	(10,747)	(572)	(766)
Prepaid expenses and other current assets	(3,671)	289	(625)
Accounts payable	208	(687)	3,149
Accrued and long-term liabilities	4,519	425	5,023
Accrued income taxes payable and noncurrent tax liabilities	1,926	(2,371)	2,507
Accrued compensation and related benefits	3,425	1,610	1,451
Deferred rent	(227)	471	90

Net cash provided by operating activities	26,125	13,823	17,211

Cash flows from investing activities:
Property and equipment purchases	(6,653)	(7,474)	(1,878)
Proceeds from sale of property and equipment	58	1	—
Purchase of short-term investments	(58,776)	(87,294)	(194,059)
Proceeds from sale of short-term investments	58,774	98,434	172,245
Changes in restricted assets	(7,350)	1,097	(2,897)

Net cash provided by (used in) investing activities	(13,947)	4,764	(26,589)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,649	4,123	2,110
Proceeds from initial public offering, net of offering expenses	—	—	(8)
Proceeds from employee stock purchase plan	1,645	1,209	612
Excess tax benefits from stock option transactions	2,684	1,437	—
Repayment of stockholder note receivable	—	398	—

Net cash provided by financing activities	19,978	7,167	2,714

Effect of change in exchange rates	142	(29)	(264)

Net increase (decrease) in cash and cash equivalents	32,298	25,725	(6,928)
Cash and cash equivalents, beginning of period	50,816	25,091	32,019

Cash and cash equivalents, end of period	$83,114	$50,816	$25,091

Supplemental disclosures of non-cash investing and financing activities:

Cash paid (refund) for taxes	$(1,688)	$4,608	$572

Liability accrued for equipment purchases	$372	$355	$1,825

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business — Monolithic Power Systems, Inc. (MPS or the Company) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. The company combines advanced process technology with its highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. MPS products are used extensively in computing and network communications products, LCD monitors and TVs, and a wide variety of consumer and portable electronics products. MPS partners with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels.

Basis of Presentation — The consolidated financial statements include the accounts of Monolithic Power Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Transactions — The Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of commercial paper and auction rate securities backed by municipal bonds and government-backed student loans. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments — The Company classifies short-term investments, which consist primarily of auction rate securities purchased with original maturities of more than three months, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in the accompanying consolidated statements of operations as other income and expense. Realized gains or losses were insignificant for the years ended December 31, 2007, 2006 and 2005. Gross unrealized gains on investments were $45,000 for the year ended December 31, 2007. There were no unrealized gains or losses for the years ended December 31, 2006 and 2005.

Auction rate debt securities are classified as short-term investments because they have fixed reset dates within one year designed to allow investors to exit these instruments at par even though the underlying municipal note may have an original maturity of as much as 40 years. The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, the Company’s investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans of which 22 of the auction-rate securities in the Company’s portfolio totaling $36.0 million have failed to reset through successful auction. However, there were no such failed auctions of these securities as of December 31, 2007. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and the Company’s management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of the Company’s investment portfolio could decline. Accordingly, the Company may be required to reclassify its auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

Fair Value of Financial Instruments — The Company’s financial instruments include cash equivalents and short term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short term investments are stated at their fair market value.

Inventories — Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value. The Company monitors manufacturing variances and revises standard costs if necessary. Due to continued demand changes, potential obsolescence, and product life cycle, the Company writes down inventory to net realizable values, as needed.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period.

Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

Other Assets — Other assets consist primarily of long-term lease deposits.

Restricted Assets — Restricted assets of $15.7 million at December 31, 2007 includes approximately $6.4 million in cash placed in certificate of deposit accounts with a Court in Taiwan in conjunction with the current patent litigation, a $1.9 million bond that was purchased in Taiwan by the Company in November 2006 to have its fixed assets and cash released and to avoid further seizures until the matter with O2 is resolved and $7.4 million, which the Company placed in escrow as a result of a settlement with Taiwan Sumida Electronics, Inc. (“TSE”) and for which the Company could be liable if certain conditions are met (see Note 11).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition — The Company recognizes revenue in accordance with Staff Accounting Bulletin No.104, Revenue Recognition (“SAB 104”) issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

The Company’s normal payment terms with its distributors are generally 30 to 45 days from invoice date, and the Company’s arrangements with its largest distributors do not include price protection provisions. Although some of the Company’s arrangements with certain distributors include price protection provisions permitting them a credit for unsold inventory if the Company reduces its list prices, the Company has not experienced any significant claims pursuant to these provisions. In addition, terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, the Company’s products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2007, 2006 and 2005, as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Non-Employee	98	$62	$379
ESPP	600	440	—
Restricted Stock	1,844	933	1,189
Stock Options	8,686	10,089	3,817

TOTAL	$11,228	$11,524	$5,385

Research and Development — Costs incurred in research and development are charged to operations as incurred.

Income Taxes — The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the Consolidated Statement of Operations.

Based on the available objective evidence, which includes the recent financial history of the Company and the forecasted taxable loss for the United States, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $11.9 million and $4.6 million as of December 31, 2007 and 2006, respectively.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Patent Litigation — Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 11).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss) — Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, accumulated other comprehensive income included $0.4 million in foreign exchange gains and $39,000 in unrealized gains on investments. At December 31, 2006, accumulated other comprehensive income included $0.2 million in foreign exchange losses and $6,000 in unrealized losses on investments.

New Accounting Standards To Be Adopted — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the provisions of this standard and is currently unable to estimate the impact.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2007	2006
Cash, Cash Equivalents, Restricted Cash and Short-term Investments
Cash in Banks	$35,206	$31,943
Government Agencies	37,996	10,051
Commercial Paper	15,527	—
Auction Rate Securities backed by Municipal Bonds / Notes	22,150	27,674
Corporate Preferred Securities	—	8,822
Restricted Cash	7,350	—

Total Cash, Cash Equivalents, Restricted Cash and Short-term Investments	$118,229	$78,490

Reported as:
Cash and Cash Equivalents	$83,114	$50,816
Short-term Investments	27,765	27,674
Restricted cash	7,350	—

Total Cash, Cash Equivalents, Restricted Cash and Short-term Investments	$118,229	$78,490

The contractual maturities of the Company’s short-term investments classified as available-for-sale as of December 31, 2007 and 2006 is as follows:

	2007	2006
< 1 Year	$3,963	$125
1 - 5 Years	1,652	700
> 10 Years	22,150	26,849

	$27,765	$27,674

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of March 7, 2008, the Company’s investment portfolio included $39.7 million in auction rate securities backed by municipal bonds and government-backed student loans, of which 22 of the auction-rate securities in the Company’s portfolio totaling $36.0 million have failed to reset through successful auction. However, there were no such failed auctions of these securities as of December 31, 2007. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested has not been downgraded and remains AAA rated. It is uncertain as to when these investments will regain their liquidity and the Company’s management is in the process of assessing the value of these securities. While it is too early to quantify the impact, if this situation continues, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of the Company’s investment portfolio could decline. Accordingly, the Company may be required to reclassify its auction-rate securities as long-term investments rather than short-term investments and to record impairment charges in the value of such investments.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Available for Grant as of December 31, 2006	1,480,177
2007 Additions to Plan	1,518,469
2007 Grants	(1,689,900)
2007 Cancellations	294,573

Available for Grant as of December 31, 2007	1,603,319

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans at December 31, 2007, 2006 and 2005 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004 (2,275,697 options exercisable at a weighted-average exercise price of $1.46)	7,999,325	$4.59	8.49	$39,079,623

Options granted (weighted-average fair value of $5.93 per share)	2,503,250	9.15
Options exercised	(1,059,311)	1.95
Options forfeited	(1,030,405)	7.80
Options expired	(33,643)	9.81

Outstanding at December 31, 2005 (3,428,626 options exercisable at a weighted-average exercise price of $3.65)	8,379,216	$5.87	8.06	$76,465,538

Options granted (weighted-average fair value of $8.05 per share)	2,129,000	14.37
Options exercised	(944,743)	4.15
Options forfeited	(463,053)	11.02
Options expired	(22,225)	10.00

Outstanding at December 31, 2006 (4,576,160 options exercisable at a weighted-average exercise price of $4.82)	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $7.21 per share)	1,537,400	17.02
Options exercised	(2,902,927)	5.39
Options forfeited	(269,862)	10.82
Options expired	—	—

Outstanding at December 31, 2007	7,442,806	$10.50	6.64	$81,762,963

Options exercisable at December 31, 2007 and expected to become exercisable	6,869,494	$10.19	6.61	$77,580,384

Options vested and exercisable at December 31, 2007	3,722,936	$6.94	6.37	$54,093,531

The following summarizes information as of December 31, 2007 concerning outstanding and vested options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding as if 12/31/2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2007	Weighted Average Exercise Price
$0.08 - $0.80	222,700	3.09	$0.53	222,700	$0.53
$1.20	744,473	5.46	$1.20	744,473	$1.20
$4.00 - $5.00	783,970	6.05	$5.00	755,425	$5.00
$7.50 - $8.05	894,397	6.91	$7.75	620,902	$7.74
$8.41 - $9.48	745,128	7.43	$8.76	363,573	$8.80
$9.55 - $10.02	745,403	6.44	$9.89	465,642	$9.94
$10.06 - $12.99	830,882	6.50	$12.00	144,251	$11.54
$13.01 - $16.00	1,193,080	7.33	$15.33	198,676	$14.79
$16.23 - $18.77	996,917	7.24	$18.25	182,607	$18.33
$18.91 - $25.12	285,856	7.12	$20.66	24,687	$18.92

	7,442,806			3,722,936

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total fair value of restricted stock awards and units that vested and the compensation expense related to restricted stock awards and units was $1.8 million, $0.9 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2007, 2006 and 2005 was $2.2 million, $1.1 million and $0.3 million, respectively. At December 31, 2007, unamortized compensation expense related to unvested restricted stock awards and units was approximately $3.2 million with a weighted average remaining recognition period of 1.7 years.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following pro forma net loss and net loss per share for the year ended December 31, 2005 were determined as if the Company had accounted for employee stock-based compensation for its employee stock plans under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

Year ended December 31, 2005
Net income, as reported	$5,107
Add stock-based employee compensation included in net income, net of tax	3,284
Less stock-based employee compensation expense determined under the fair value method, net of tax
(7,918)

Pro forma net income	$473

Basic net income per share:
As reported	$0.18
Pro forma	$0.02
Diluted net income per share:
As reported	$0.17
Pro forma	$0.02

8.	Net Income (Loss) Per Share

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

	Year ended December 31,
	2007	2006	2005
Stock Options	2,392,236	9,078,195	2,077,876
Restricted Stock	—	361,486	—

Total	2,392,236	9,439,681	2,077,876

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The components of income before income taxes for the years ended December 31, 2007, 2006 and 2005 are (in thousands):

	2007	2006	2005
United States	$(13,589)	$(468)	$3,911
International	27,861	4,067	4,145

Consolidated	$14,272	$3,599	$8,056

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries totaling $24.2 million because such earnings are intended to be permanently reinvested.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$431	$4,012	$4,734
State	1	1	(10)
Foreign	271	91	49
Deferred:
Federal	(3,551)	(981)	(1,481)
State	(1,701)	334	(638)
Foreign	(71)	—	—
Valuation allowance	7,312	2,567	295

Income tax provision	$2,692	$6,024	$2,949

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2007	2006	2005
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8	5.8	5.8
Research and development credits	(15.2)	(27.2)	(12.8)
Stock compensation	12.0	67.3	9.3
Foreign income taxed at lower rates	(76.3)	(42.5)	(2.6)
Subpart F / Inventory transfer	1.2	27.7	—
Change in tax rate	—	—	(4.1)
Change in valuation allowance	52.0	71.4	3.7
Litigation reserves & Other	5.3	30.9	3.3

Effective tax rate	18.8%	167.4%	36.6%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Research tax credits	$3,076	$—
Stock compensation	4,319	3,616
Other costs not currently deductible	5,387	2,997

Total deferred tax assets	12,782	6,613
Valuation allowance	(11,934)	(4,621)

Net deferred tax assets	848	1,992

Deferred tax liabilities:
Depreciation and amortization	(46)	(373)

Total deferred tax liabilities	(46)	(373)

Net deferred tax assets	$802	$1,619

As of December 31, 2007, the Company had research tax credit carryforwards of $4.7 million for federal income tax purposes, which begin to expire in 2021 and $3.2 million for state income tax purposes, which can be carried forward indefinitely.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.9 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $5.3 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $7.9 million of unrecognized tax benefits, $5.3 million of which would affect its effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$5,297
Gross increases for tax positions of prior years	113
Gross increases for tax positions of current year	2,500
Balance at December 31, 2007	$7,910

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Obligations

In December 2006, the Company relocated its corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million, of which $0.1 million was recorded in cost of revenue and $1.2 million was recorded in operating expenses. In May 2007, the Company entered into a sublease agreement to rent a portion of its Los Gatos property for a period of 21 months commencing on June 1, 2007 during which the Company is to receive gross payments of $0.7 million. As the amount the Company expects to receive is greater than the amount the Company originally estimated, the Company reduced the estimate of its remaining liability by $0.5 million in the second quarter of 2007. The Company leases its headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2009. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China. The Company also leases its sales offices in Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $0.4 million (net of $0.5 million of benefit discussed above), $2.5 million (including $1.3 million of lease write off discussed above) and $1.0 million, respectively.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Litigation -

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net or with sales that accounted for 10% or more of the Company’s revenue for each year:

		Revenue		Accounts Receivable, Net
	Year ended December 31,			as of December 31,
Customers	2007	2006	2005	2007	2006
A	18%	17%	23%	11%	19%
B	15%	14%	11%	21%	22%
C	*	*	20%	*	*
D	*	*	*	*	12%

*	Represents less than 10% of accounts receivable, net or revenue

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Information

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

	Year ended December 31,
Country	2007	2006	2005
China	$66,582	$49,754	$47,052
Taiwan	18,698	23,750	31,052
Korea	15,917	11,915	11,872
Europe	9,229	7,093	2,315
Japan	12,312	6,930	4,118
USA	3,612	3,965	1,994
Other	7,654	1,608	728

Total	$134,004	$105,015	$99,131

The following is a summary of net revenue by product type for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007		2006		2005
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
DC to DC Converters	$86,701	64.7%	$71,715	68.3%	$57,762	58.3%
LCD Backlight Inverters	35,713	26.7%	29,201	27.8%	38,119	38.4%
Audio Amplifiers	11,590	8.6%	4,099	3.9%	3,250	3.3%
Total	$134,004	100.0%	$105,015	100.0%	$99,131	100.0%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
China	$10,598	$6,839
United States	3,635	4,557
Taiwan	105	92
Japan	26	34
Other	55	64

TOTAL	$14,419	$11,586

15.	Valuation and Qualifying Accounts

The Company had the following activity in its accounts receivable allowances (in thousands):

Accounts Receivable Allowances
Balance, December 31, 2004	$222
Charged to costs and expenses	18
Deductions	(13)

Balance, December 31, 2005	227
Charged to costs and expenses	—
Balance, December 31, 2006	227
Charged to costs and expenses	—

Balance, December 31, 2007	$227

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	reported	as restated (1)	reported	as restated (1)	reported	as restated (1)	reported	as restated (1)
	(in thousands, except per share amounts)
Revenue	$24,496	$24,496	$30,833	$30,833	$40,188	$40,188	$38,487	$38,487
Cost of revenue*	8,963	8,963	11,248	11,248	14,662	14,662	13,908	13,908
Gross profit	15,533	15,533	19,585	19,585	25,526	25,526	24,579	24,579
Operating expenses:
Research and development*	5,932	5,932	6,428	6,428	7,489	7,489	7,493	7,493
Selling, general and administrative*	6,197	6,197	7,119	7,119	8,071	8,071	8,150	8,150
Lease abandonment	—	—	(496)	(496)	—	—	—	—
Patent litigation settlement	—	—	9,800	9,800	—	—	—	—
Provision for litigation	2,847	2,847	4,028	4,028	1,452	1,452	1,043	1,043

Total operating expenses	14,976	14,976	26,879	26,879	17,012	17,012	16,686	16,686

Income (loss) from operations	557	557	(7,294)	(7,294)	8,514	8,514	7,893	7,893
Other income (expense):
Interest and other income	1,007	1,007	1,169	1,169	1,223	1,223	1,342	1,342
Interest and other expense	(7)	(7)	(22)	(22)	8	8	(118)	(118)

Total other income, net	1,000	1,000	1,147	1,147	1,231	1,231	1,224	1,224

Income (loss) before income taxes	1,557	1,557	(6,147)	(6,147)	9,745	9,745	9,117	9,117
Income tax provision	1,495	1,886	227	219	1,475	752	1,784	(165)

Net income (loss)	$62	$(329)	$(6,374)	$(6,366)	$8,270	$8,993	$7,333	$9,282

Basic net income (loss) per share	$0.00	$(0.01)	$(0.20)	$(0.20)	$0.26	$0.28	$0.22	$0.28

Diluted net income (loss) per share	$0.00	$(0.01)	$(0.20)	$(0.20)	$0.23	$0.25	$0.20	$0.26

Weighted average common shares outstanding	30,482	30,482	31,382	31,382	31,995	31,995	32,919	32,919
Stock options, restricted stock and warrants	3,277	—	—	—	3,958	3,958	3,216	3,216

Diluted weighted-average common equivalent shares outstanding	33,759	30,482	31,382	31,382	35,953	35,953	36,135	36,135

* Stock-based compensation has been included in the following line items:

Cost of revenue	$111	$111	$113	$113	$149	$149	$166	$166
Research and development	1,101	1,101	952	952	1,326	1,326	1,246	1,246
Selling, general and administrative	1,108	1,108	1,440	1,440	1,748	1,748	1,768	1,768

Total	$2,320	$2,320	$2,505	$2,505	$3,223	$3,223	$3,180	$3,180

(1)	Restated. See Note 17, Restatement of Consolidated Financial Statements.

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
				reported	as restated (1)
	(in thousands, except per share amounts)
Revenue	$24,763	$26,601	$27,255	$26,396	$26,396
Cost of revenue*	9,373	9,833	9,382	9,519	9,519

Gross profit	15,390	16,768	17,873	16,877	16,877

Operating expenses:
Research and development*	5,067	5,427	5,897	5,910	5,910
Selling, general and administrative*	7,427	6,699	6,877	6,591	6,591
Lease abandonment	—	—	—	1,218	1,218
Patent litigation settlement	—	—	3,000	—	—
Provision for litigation	4,064	2,821	2,765	1,910	1,910

Total operating expenses	16,558	14,947	18,539	15,629	15,629

Income (loss) from operations	(1,168)	1,821	(666)	1,248	1,248
Other income (expense):
Interest and other income	599	626	662	750	750
Interest and other expense	(70)	(110)	(71)	(22)	(22)

Total other income, net	529	516	591	728	728

Income (loss) before income taxes	(639)	2,337	(75)	1,976	1,976
Income tax provision	(231)	1,278	1,797	3,618	3,180

Net income (loss)	$(408)	$1,059	$(1,872)	$(1,642)	$(1,204)

Basic net income (loss) per share	$(0.01)	$0.04	$(0.06)	$(0.05)	$(0.04)

Diluted net income (loss) per share	$(0.01)	$0.03	$(0.06)	$(0.05)	$(0.04)

Weighted average common shares outstanding	28,816	29,412	29,736	29,994	29,994
Stock options, restricted stock and warrants	—	4,192	—	—	—

Diluted weighted-average common equivalent shares outstanding	28,816	33,604	29,736	29,994	29,994

* Stock-based compensation has been included in the following line items:
Cost of revenue	$141	$147	$121	$131	$131
Research and development	1,363	1,346	1,330	1,197	1,197
Selling, general and administrative	1,178	1,596	1,518	1,456	1,456

Total	$2,682	$3,089	$2,969	$2,784	$2,784

(1)	Restated. See Note 17, Restatement of Consolidated Financial Statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, the Company’s management determined that there was an error in recording the tax effect of stock-based compensation expense related to Monolithic Power Systems Inc.’s cost-share agreement with a foreign subsidiary for the years ended December 31, 2007 and 2006. Accordingly, the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated from the amounts previously reported to correct for this error and certain other errors identified by management.

A summary of the effects of the restatements are shown below which include the adjustments as follows:

•

the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary which decreased the tax expense recognized for the years ended December 31, 2007 and 2006 within the Consolidated Statement of Operations, decreased additional-paid-in-capital within Stockholders’ Equity and included adjustments to the related tax asset and liability accounts within the Consolidated Balance Sheet and the cash flow effects related to the tax assets, liabilities and tax benefits within the Consolidated Statement of Cash Flows. There was no change to cash and cash equivalents as a result of these adjustments;

•

the Company has corrected for an error in the amount reported as the cumulative adjustment upon adoption of FIN 48 for unrecognized tax benefits resulting in a reduction to the January 1, 2007 balance of retained earnings totaling $0.9 million versus the previously reported amount of $0.6 million;

•	the Company has corrected the classification of a change in restricted cash to reflect such change as a component of Investing Activities in the 2006 Consolidated Statement of Cash Flows.

Consolidated Balance Sheets (in thousands):

	as of December 31, 2007		as of December 31, 2006
	as previously reported	as restated	as previously reported	as restated
ASSETS:
Prepaid expenses and other current assets	$4,659	$4,733	$1,118	$1,118
Total current assets	$148,686	$148,760	$97,160	$97,160
Deferred income tax asset - long-term	$759	$776	$—	$—
Total assets	$172,499	$172,590	$117,327	$117,327
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued income taxes payable	$—	$—	$684	$611
Total current liabilities	$29,412	$29,412	$20,122	$20,049
Non-current income tax liability	$5,455	$5,318	$—	$—
Total liabilities	$35,190	$35,053	$22,375	$22,302
Common stock	$146,035	$143,890	$113,532	$113,168
Accumulated deficit	$(9,188)	$(6,815)	$(17,895)	$(17,458)
Total stockholders’ equity	$137,309	$137,537	$94,952	$95,025
Total liabilities and stockholders’ equity	$172,499	$172,590	$117,327	$117,327

Consolidated Statements of Operations (in thousands, except per share amounts):

	For the year ended December 31, 2007		For the year ended December 31, 2006
	as previously reported	as restated	as previously reported	as restated
Income tax provision	$4,981	$2,692	$6,462	$6,024
Net income (loss)	$9,291	$11,580	$(2,863)	$(2,425)
Basic net income (loss) per share	$0.29	$0.37	$(0.10)	$(0.08)
Diluted net income (loss) per share	$0.26	$0.33	$(0.10)	$(0.08)

Consolidated Statements of Cash Flows (in thousands):

	For the year ended December 31, 2007		For the year ended December 31, 2006
	as previously reported	as restated	as previously reported	as restated
Cash flows from operating activities:
Net income (loss)	$9,291	$11,580	$(2,863)	$(2,425)
Deferred income tax assets	$2,048	$1,694	$1,921	$1,921
Tax benefit from stock option transactions	$5,427	$3,646	$2,122	$1,842
Excess tax benefit from stock option transactions	$(4,465)	$(2,684)	$(1,601)	$(1,437)
Prepaid expenses and other current assets	$(3,553)	$(3,671)	$289	$289
Restricted assets	$—	$—	$(1,841)	$—
Accrued income taxes payable and noncurrent tax liabilities	$2,006	$1,926	$(2,212)	$(2,371)
Net cash provided by operating activities	$24,344	$26,125	$11,819	$13,823
Cash flows from investing activities:
Changes in restricted assets	$(7,350)	$(7,350)	$2,938	$1,097
Net cash provided by (used in) investing activities	$(13,947)	$(13,947)	$6,605	$4,764
Cash flows from financing activities:
Excess tax benefit from stock option transactions	$4,465	$2,684	$1,601	$1,437
Net cash provided by financing activities	$21,759	$19,978	$7,330	$7,167
Net increase in cash and cash equivalents	$32,298	$32,298	$25,725	$25,725

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement

On April 28, 2008, the Audit Committee of the Board of Directors of MPS determined that the previously issued financial statements of MPS for the years ended December 31, 2007 and 2006 contained a material error thus requiring the restatement of such financial statements. MPS has determined that its accounting for the tax effect of stock-based compensation related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary was not recorded correctly during 2007 and 2006.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, reevaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this amended Annual Report on Form 10-K/A. Our disclosure controls and procedures have been designed to ensure that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

In connection with the restatement described in Note 17 to our consolidated financial statements, our chief executive officer and chief financial officer determined that there was a material weakness in our internal control over financial reporting as of December 31, 2007, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting” (as revised). Based on this evaluation and because of the material weakness described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting (as revised)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In performing this re-assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP because of the following material weakness:

•

A material weakness exists in the operating effectiveness of the controls over the calculation of the tax effect of stock-based compensation expenses related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary. This control deficiency led to a misstatement of certain tax-related accounts in 2007 and 2006, which was not prevented or detected on a timely basis, and a restatement of MPS’s 2007 and 2006 consolidated financial statements.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls

The Company made no changes to its internal control over financial reporting for the year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remedial Efforts to Address the Material Weakness

Following the identification of the material weakness in the second quarter of fiscal 2008, the Company has initiated remediation measures to address the material weakness over the accounting for income taxes, which include the recruitment of new external tax advisors and improvement in the tax provision process and the underlying procedures and internal control.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2008, which information is incorporated in this Form 10-K/A by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K/A.

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

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-KA.

(b) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s 2004 Equity Incentive Plan and form of option agreement.

10.3+ (5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+ (6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5† (7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6 (8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+ (9)	Employment Agreement with Michael Hsing.

10.8+ (10)	Employment Agreement with Maurice Sciammas.

10.9+ (11)	Employment Agreement with Jim Moyer.

10.10+ (12)	Employment Agreement with Deming Xiao.

10.11+ (13)	Employment Agreement with Paul Ueunten.

10.12 (14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13 (15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14† (16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15† (17)	Patent License Agreement, dated May 1, 2004.

10.16† (18)	Settlement Agreement with Linear Technology Corporation.

10.17+ (19)	Employment Agreement with C. Richard Neely, Jr.

10.18 (20)	Settlement Agreement with Microsemi Corporation.

10.19 (21)	Settlement Agreement with Micrel Corporation.

10.20+ (22)	Employment Agreement with Adriana Chiocchi.

10.21+ (23)	Registrant’s 2004 Equity Incentive Plan and form of performance unit agreement. Plan filed above as Exhibit 10.2.

10.22 (24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+ (25)	Letter Agreement with Victor Lee.

10.25 (26)	Judgment on Appeal by the U.S. Court of Appeals for the Federal Circuit in the litigation between O2 Micro International Limited v. Monolithic Power Systems, Inc., Nos. CV-00-4071 and CV-01-3995 (N.D. Cal.), on appeal as Nos. 2006-1338 and -1377 (Fed. Cir.).

10.26 (27)	Sublease Agreement with Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.27+ (28)	Letter Agreement with Douglas McBurnie.

10.28+ (29)	Letter Agreement with Karen A. Smith Bogart.

10.29 (30)	Order issued on 6/25/07 in response to the summary judgment motions of both parties in the Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc. case.

10.30 (31)	Settlement Agreement with Taiwan Sumida Electronics.

10.31+ (32)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

Exhibit Number	Description

14.1 (33)	Code of Ethics.

21.1 (34)	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.

(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(10)	Incorporated by reference to Exhibit 10.8 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(12)	Incorporated by reference to Exhibit 10.10 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(13)	Incorporated by reference to Exhibit 10.11 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 10, 2006.

(19)	Incorporated by reference to Exhibit 10.17 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(20)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2006.

(21)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22.

(22)	Incorporated by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.

(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.

(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.

(26)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

(27)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007

(28)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007

(29)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007

(30)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007

(31)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.

(32)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

(33)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(34)	Incorporated by reference to Exhibit 21.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on May 12, 2008.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing
President and Chief Executive Officer

Date: May 12, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 12, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

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