Form 10-Q
period 2008-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2008-05-14
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 33,071,545 shares of the registrant’s common stock issued and outstanding as of May 2, 2008.

MONOLITHIC POWER SYSTEMS, INC.

EXPLANATORY NOTE

We are amending the unaudited condensed financial information for the three-month period ended March 31, 2007 contained in this Quarterly Report on Form 10-Q to amend and restate our condensed consolidated financial statements for such period, and the related notes thereto, as discussed in Note 11 in our Notes to Condensed Consolidated Financial Statements contained under Item 1: Financial Statements in this Quarterly Report on Form 10-Q.

On April 28, 2008, the Audit Committee of our Board of Directors determined that our previously issued financial statements for the years ended December 31, 2006 and 2007 contained a material error thus requiring the restatement of such financial statements. On May 12, 2008, we filed an Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2007, to amend and restate our consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 with respect to errors in the accounting for the tax effect of stock-based compensation related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary.

The effects of these restatements are reflected in the condensed consolidated financial statements for the three-month period ended March 31, 2007 included in this Quarterly Report on Form 10-Q. Therefore, we have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2007.

The following sections in this report have been amended from the Company’s Quarterly Report for the quarter ended March 31, 2007 filed on April 27, 2007 as a result of the matters described above:

Part I:

Item 1 –	Financial Statements
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$64,300	$83,114
Short-term investments	4,772	27,765
Accounts receivable, net of allowances of $227 in 2008 and 2007	11,314	8,239
Inventories	16,390	17,487
Deferred income tax asset—current	74	72
Prepaid expenses and other current assets	4,395	4,733
Restricted cash	7,350	7,350

Total current assets	108,595	148,760

Property and equipment, net	14,880	14,175
Long -term investments	39,140	—
Deferred income tax asset—long term	776	776
Other assets	507	539
Restricted assets	8,598	8,340

Total assets	$172,496	$172,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,667	$6,154
Accrued compensation and related benefits	5,465	8,299
Accrued liabilities	14,620	14,959

Total current liabilities	27,752	29,412

Deferred rent	173	237
Non-current income tax liability	5,317	5,318
Other long term liabilities	2	86

Total liabilities	33,244	35,053

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, $33 and $33 in 2008 and 2007, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,163,290 and 33,454,595 in 2008 and 2007, respectively	139,365	143,890
Deferred stock compensation	—	(3)
Accumulated deficit	(880)	(6,815)
Accumulated other comprehensive income	767	465

Total stockholders’ equity	139,252	137,537

Total liabilities and stockholders’ equity	$172,496	$172,590

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007 (as restated, see Note 11)
Revenue	$35,409	$24,496
Cost of revenue*	13,044	8,963

Gross profit	22,365	15,533

Operating expenses:
Research and development*	7,572	5,932
Selling, general and administrative*	8,728	6,197
Provision for litigation expense	736	2,847

Total operating expenses	17,036	14,976

Income from operations	5,329	557
Other income (expense):
Interest and other income	1,434	1,007
Interest and other expense	(6)	(7)

Total other income, net	1,428	1,000

Income before income taxes	6,757	1,557
Income tax provision	822	1,886

Net income (loss)	$5,935	$(329)

Basic net income (loss) per share	$0.18	$(0.01)

Diluted net income (loss) per share	$0.17	$(0.01)

Weighted average common shares outstanding	33,340	30,482
Stock options	2,551	—

Diluted weighted-average common equivalent shares outstanding	35,891	30,482

* Stock-based compensation has been included in the following line items:
Cost of revenue	$45	$111
Research and development	1,207	1,101
Selling, general and administrative	1,535	1,108

Total	$2,787	$2,320

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007 (as restated, See Note 11)
Cash flows from operating activities:
Net income (loss)	$5,935	$(329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,331	875
Loss on disposal of property and equipment	1	97
Deferred income tax assets	—	2,025
Deferred income tax liabilities	—	(38)
Tax benefit from stock option transactions	146	948
Excess tax benefit from stock option transactions	(49)	(721)
Stock-based compensation	2,787	2,320
Changes in operating assets and liabilities:
Accounts receivable	(3,074)	1,377
Inventories	1,159	(2,620)
Prepaid expenses and other current assets	387	(2,176)
Accounts payable	807	1,131
Accrued and long-term liabilities	(432)	2,103
Accrued income taxes payable and noncurrent tax liabilities	(102)	2,265
Accrued compensation and related benefits	(2,934)	(1,361)
Deferred rent	(64)	(40)

Net cash provided by operating activities	5,898	5,856

Cash flows from investing activities:
Property and equipment purchases	(988)	(1,182)
Proceeds from sale of property and equipment	—	27
Purchase of short-term investments	(11,775)	(18,250)
Purchase of long-term investments	(28,050)	—
Proceeds from sale of short-term investments	23,325	21,424
Changes in restricted assets	—	(125)

Net cash provided by (used in) investing activities	(17,488)	1,894

Cash flows from financing activities:
Proceeds from issuance of common stock	1,219	2,723
Proceeds from employee stock purchase plan	853	811
Repurchase of common stock	(9,492)	—
Excess tax benefits from stock option transactions	49	721

Net cash provided by (used in) financing activities	(7,371)	4,255

Effect of change in exchange rates on cash	147	68

Net increase (decrease) in cash and cash equivalents	(18,814)	12,073
Cash and cash equivalents, beginning of period	83,114	50,816

Cash and cash equivalents, end of period	$64,300	$62,889

Supplemental disclosures for cash flow information:

Cash paid (refund) for taxes	$172	$(1,028)

Supplemental disclosures of non-cash investing and financing activities:

Liability accrued for equipment purchases	$690	$277

Unrealized loss on available-for-sale investments	$360	$—

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K/A filed with the SEC on May 12, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities , except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008. The impact of the adoption of FAS 157 on the Company’s consolidated financial statements is discussed in Note 10. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to their nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS 159 on January 1, 2008 for its financial assets and liabilities and the adoption has no impact on it’s consolidated financial statements.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three months ended March 31, 2008 and 2007, as follows (in thousands):

	Three months ended March 31,
	2008	2007
Non-Employee	(12)	$21
ESPP	135	144
Restricted Stock	657	344
Stock Options	2,007	1,811

TOTAL	$2,787	$2,320

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the 1998 Plan), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

1/48th monthly thereafter. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan (the 2004 Plan). In addition, throughout the year, shares underlying options from the 1998 Plan that are cancelled (for example, upon termination of service) are transferred to the 2004 Plan based on the number of cancellations that occur throughout the year.

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Options granted under the 2004 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2007	1,603,319
2008 Additions to Plan	1,672,730
2008 Grants	(801,417)
2008 Cancellations	175,007

Available for Grant as of March 31, 2008	2,649,639

A summary of the status of the Company’s stock option plans at March 31, 2008 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,442,806	$10.50	6.64	$81,762,963

Options granted (weighted-average fair value of $5.76 per share)	640,290	15.94
Options exercised	(199,773)	6.10
Options forfeited	(158,218)	14.12
Options expired	(5,803)	14.47

Outstanding at March 31, 2008	7,719,302	$10.98	6.41	$52,875,872

Options exercisable at March 31, 2008 and expected to become exercisable	7,130,681	$10.69	6.39	$50,889,812

Options vested and exercisable at March 31, 2008	3,922,671	$7.47	6.19	$40,046,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the three months ended March 31, 2008 and 2007, the compensation expense recognized for options granted under the 1998 Plan and 2004 Plan was $2.0 million and $1.8 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $2.0 million and $8.5 million, respectively. Net cash proceeds from the exercise of stock options were $1.2 million for the three months ended March 31, 2008 and $2.7 million for the three months ended March 31, 2007. At March 31, 2008, unamortized compensation expense related to unvested options was approximately $18.4 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.5 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock based awards granted during the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Expected term (years)	4.3	4.7
Expected volatility	40.3%	52.9%
Risk-free interest rate	2.7%	4.7%
Dividend yield	—	—

In estimating the expected term, the Company considered its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. The estimated expected volatility included the historical stock prices of MPS and companies similar to MPS, as the Company does not have sufficient historical data as a public company regarding its own volatility. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the three months ended March 31, 2008 and 2007, 60,090 shares and 108,683 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2008:

Available Shares as of December 31, 2007	1,497,217
2008 Additions to Plan	669,092
2008 Purchases	(60,090)

Available Shares as of March 31, 2008	2,106,219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The compensation expense for each of the three months ended March 31, 2008 and 2007 was $0.1 million. The intrinsic value for stock purchased was $0.2 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. The unamortized expense as of March 31, 2008 was $0.3 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For three months ended March 31, 2008 and 2007, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31,
	2008	2007
Expected term (years)	0.5	0.5
Expected volatility	50.5%	50.4%
Risk-free interest rate	2.1%	5.2%
Dividend yield	—	—

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 48 month period. A summary of the Company’s restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2007	175,539	$10.86	1.31

Awards granted	—	—
Awards released	(41,839)	11.52
Awards forfeited	(6,836)	8.33

Outstanding at March 31, 2008	126,864	$10.77	1.17

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2007	182,500	$15.37	1.91

Awards granted	161,127	15.61
Awards released	(10,500)	12.68
Awards forfeited	(6,000)	16.00

Granted as of March 31, 2008	327,127	$15.88	2.68

The total fair value and compensation expense recorded for restricted stock awards and units was $0.7 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.7 million, respectively. At March 31, 2008, unamortized compensation expense related to unvested restricted stock awards and units was approximately $4.7 million with a weighted average remaining recognition period of 2.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories - Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Work in progress	$8,890	$8,101
Finished goods	7,500	9,386

Total inventories	$16,390	$17,487

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Warranty	$977	$1,025
Legal expenses and settlement costs	8,768	9,664
Professional fees	732	746
Deferred revenue	1,567	1,306
Other	2,576	2,218

Total accrued liabilities	$14,620	$14,959

5. Comprehensive Income and Net Income per Share — Basic Net Income per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the three months ended March 31, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of 3.6 million stock options and 1.3 million stock options for the three months ended March 31, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company’s comprehensive income (loss) includes foreign currency translation adjustments and an unrealized gain of $50,000, offset by a temporary impairment (unrealized loss) of $0.4 million from available-for-sale investments. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$5,935	$(329)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(360)	—
Foreign currency translation adjustments	663	30

Comprehensive income (loss)	$6,238	$(299)

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

Based on the available objective evidence, the recent history of losses and United States forecasted taxable loss, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $11.9 million and $11.9 million as of March 31, 2008 and December 31, 2007, respectively.

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

The Company recognizes interest related to uncertain tax positions in its income tax provision. As of March 31, 2008, the Company has approximately $54,000 of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions amongst the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

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

7. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March 31, 2008, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
Customers	2008	2007
A	19%	17%
B	11%	*
C	10%	16%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2008	2007
China	$14,987	$12,231
Korea	5,581	3,712
Taiwan	4,922	4,143
Japan	4,329	1,723
Europe	2,675	1,220
Other	1,911	550
USA	1,004	917

Total	$35,409	$24,496

The following is a summary of revenue by product family (in thousands):

	Three months ended March 31,
Product Family	2008	2007
DC to DC Converters	$25,423	$16,773
LCD Backlight Inverters	7,231	6,041
Audio Amplifiers	2,755	1,682

Total	$35,409	$24,496

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	March 31, 2008	December 31, 2007
China	$10,735	$10,598
United States	$4,163	3,635
Taiwan	$103	105
Japan	$29	26
Other	$49	55

TOTAL	$15,079	$14,419

8. Litigation

O2 Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings involving patent infringement claims with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). All of these claims relate to the Company’s cold cathode fluorescent lighting (CCFL) backlight inverter products, which are part of its LCD backlight inverter family.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

In August 2005, the Company sued Taiwan Sumida Electronics (TSE) and was countersued by TSE for material breach of the parties’ December 25, 2002 Indemnification Agreement seeking, among other things, reimbursement of attorney fees paid by the Company to TSE’s attorneys. On July 30, 2007, the Company settled its litigation with TSE concerning the December 25, 2002 Indemnification Agreement. Based on the settlement agreement, the Company provided an upfront payment to TSE of $2.5 million. On October 22, 2007, the Company placed into escrow, an additional $7.4 million for which the Company could be liable subject to the outcome of certain legal activities. The settlement agreement releases the Company and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by the Company against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against the Company in the United States District Court for the District of Delaware. Linear alleges that one of the Company’s parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the parties’ Settlement and License Agreement dated October 1, 2005. Trial is currently scheduled for June 23, 2008 and at this time, the Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

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

9. Stock Repurchase Program

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million dollars of its common stock through the end of 2008. As of March 31, 2008, the following shares have been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028

Total Shares Repurchased	554,832		$9,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

10. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The following table details the fair value measurements within the fair value hierarchy of the financial assets that are required to be recorded at fair value:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$43,415	$43,415	$—	$—
Fixed income available-for-sale securities	25,657	25,657	—	—
Auction-rate securities	39,140	—	—	39,140

	$108,212	$69,072	$—	$39,140

Fixed income available-for-sale securities include US treasury securities, corporate bonds and government agencies. Fixed income available-for-sale securities include $4.8 million of short-term investments, the remainder of which is classified as cash and cash equivalents on the Consolidated Balance Sheets.

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Beginning balances as of January 1, 2008	$—
Unrealized loss included in accumulated other comprehensive loss	$(410)
Purchases, sales and settlements (net)	$28,050
Transfer into Level 3	$11,500
Ending balances as of March 31, 2008	$39,140

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 31, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans, which the Company has classified as long-term investments. As of March 31, 2008, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested remains AAA rated.

To value our auction-rate securities, the discounted cash flow model used the following assumptions:

•	two-year expected life;

•	discount rate of approximately 5.0%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 4.3% over the expected life.

Based on these assumptions, the Company recorded a temporary impairment on investments of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. As a result, net assets decreased by $0.4 million. The temporary impairment charge had no impact on net income. The Company intends to hold these investments through available auctions which the Company believes could take up to two years. Therefore, the Company reclassified all auction-rate securities as non-current on its balance sheet. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. The Company experienced its first failed auction in mid-February 2008. Since then, $3.8 million in auction-rate securities were sold successfully or called at par. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

11. Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, the Company’s management determined that there was an error in recording the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary. As a result, the Company is restating the accompanying condensed consolidated financial statements for the three months ended March 31, 2007.

A summary of the effects of the restatement is shown below which includes the following adjustments:

•

an error in the calculation of the deferred tax asset, for which the Company had a full valuation allowance, which increased the amount of tax expense recognized for the period and included adjustments to the cash flow effects related to the tax assets and liabilities and tax benefits within the Condensed Consolidated Statement of Cash Flows. There was no change to cash and cash equivalents as a result of these adjustments.

Condensed Consolidated Statement of Operations (in thousands, except per share amounts):

	For the three months ended March 31, 2007
	as previously reported	as restated
Income tax provision	$1,495	$1,886
Net income (loss)	$62	$(329)
Basic net income (loss) per share	$0.00	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.01)

Condensed Consolidated Statement of Cash Flows (in thousands):

	For the three months ended March 31, 2007
	as previously reported	as restated
Cash flows from operating activities:
Net income (loss)	$62	$(329)
Deferred income tax assets	$1,658	$2,025
Tax benefit from stock option transactions	$897	$948
Excess tax benefit from stock option transactions	$(897)	$(721)
Prepaid expenses and other current assets	$(1,950)	$(2,176)
Accrued income taxes payable and noncurrent tax liabilities	$2,066	$2,265
Net cash provided by operating activities	$5,680	$5,856
Cash flows from financing activities:
Excess tax benefit from stock option transactions	$897	$721
Net cash provided by financing activities	$4,431	$4,255
Net increase (decrease) in cash and cash equivalents	$12,073	$12,073

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation on the revenue we derive from our CCFL product line,

•	our belief that our products and the markets they target have the ability to offer above average industry growth over the long term,,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth;

•	the effect of auction-rate securities on our liquidity and capital resources, and

•	estimates of our future liquidity requirements.

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

The following discussion reflects the effects of the restatement discussed in Note 11 to the condensed consolidated financial statements.

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

We derive most of our revenue from direct sales or sales through distribution arrangements to customers in Asia, where the components we produce are incorporated into an end-user product. 89% of our revenue for the three months ended March 31,

2008 and 91% for the three months ended March 31, 2007 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to stock-based compensation, long-term investments, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the three months ended March 31, 2008 and 2007, we recognized $0.3 million and $0.2 million, respectively, in revenue that is attributable to this distributor. We also had a distribution and service agreement with a distributor for which the revenue is deferred until the services have been performed. For the three months ended March 31, 2008 and 2007, we recognized $0.8 million and $0, respectively, in revenue that is attributable to this distributor. As of March 31, 2008, we had $0.6 million in deferred revenue from this distributor.

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

Inventory Valuation. We value our inventory at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We write down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

As of March 31, 2008 and December 31, 2007, we had a valuation allowance of $11.9 million and $11.9 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	36.8%	36.6%
Gross profit	63.2%	63.4%
Operating expenses:
Research and development	21.4%	24.2%
Selling, general and administrative	24.6%	25.3%
Provision for litigation expense	2.1%	11.6%

Total operating expenses	48.1%	61.1%

Income from operations	15.1%	2.3%
Other income (expense):
Interest and other income	4.0%	4.1%
Interest and other expense	0.0%	0.0%

Total other income, net	4.0%	4.1%

Income before income taxes	19.1%	6.4%
Income tax provision	2.3%	7.7%

Net income (loss)	16.8%	(1.3%)

Revenue.

	For the three months ended March 31,
	2008	2007	Change
	(in thousands)
Revenue	$35,409	$24,496	44.6%

Revenue for the three months ended March 31, 2008 was $35.4 million, an increase of $10.9 million, or 44.6%, from $24.5 million for the three months ended March 31, 2007. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $8.7 million, LCD backlight inverter products of $1.2 million and audio products of $1.1 million. For the three months ended March 31, 2008, revenue from our DC to DC converters increased 51.6% due to increased sales of flat panel TVs and other consumer devices. Revenue for our CCFL products, which are a part of our LCD backlight inverter family increased 19.7% due to strength in the notebook market over the same period in 2007. However, given the uncertainty of the outcome of our litigation with O2 Micro, Inc., we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased by 63.8% primarily due to increased demand for new and existing products used in consumer electronic applications.

The following table illustrates changes in our revenue by product family:

	For the three months ended March 31,				Change
	2008		2007
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$25,423	71.8%	$16,773	68.5%	51.6%
LCD Backli ght Inverters	7,231	20.4%	6,041	24.7%	19.7%
Audio Amplifiers	2,755	7.8%	1,682	6.9%	63.8%

	$35,409	100.0%	$24,496	100.0%	44.5%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 63.2% for the three months ended March 31, 2008 and 63.4% for the three months ended March 31, 2007. Gross margin declined year-over-year as a result of a slight decrease in the average selling price of certain of our mature DC to DC products and an increase in the sales of our lower margin audio products. We increased inventory reserves by $0.4 million due to changes in forecasted customer demand while first quarter sales of previously reduced zero-valued inventory resulted in an added gain of $0.5 million. The net impact of the valuation adjustment was $0.1 million, or 0.3% of sales.

Research and Development.

	For the three months ended March 31,
	2008	2007	Change
	(in thousands)
Revenue	$35,409	$24,496	44.6%
Research and development (“R&D”) (including stock-based compensation of $1,207 and $1,101 for the three months ended
March 31, 2008 and 2007, respectively)	7,572	5,932	27.7%

R&D as a percentage of revenue	21.4%	24.2%

R&D expenses were $7.6 million, or 21.4% of revenue, for the three months ended March 31, 2008 and $5.9 million, or 24.2% of revenue, for the three months ended March 31, 2007. The year-over-year increase in R&D expenses was due to an increase in R&D headcount, as well as increased new product development activities, primarily in the DC to DC product line both in the U.S. and Asia. R&D expenses also increased because of patent related activities.

Selling, General and Administrative.

	For the three months ended March 31,
	2008	2007	Change
	(in thousands)
Revenue	$35,409	$24,496	44.6%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,535 and $1,108 for the three months ended March 31, 2008 and 2007, respectively)
	8,728	6,197	40.8%

SG&A as a percentage of revenue	24.6%	25.3%

SG&A expenses were $8.7 million, or 24.6% of revenue, for the three months ended March 31, 2008 and $6.2 million, or 25.3% of revenue, for the three months ended March 31, 2007. SG&A expenses increased year-over-year due to an increase in headcount to support the business, bonus accruals, sales commissions and sales representative contractual obligations. The year-over-year increase was also due to an increase in stock-based compensation expenses in the amount of $0.4 million.

Patent Litigation Expense.

	For the three months ended March 31,
	2008	2007	Change
	(in thousands)
Revenue	$35,409	$24,496	44.6%
Provision for litigation expense	736	2,847	-74.1%

Patent litigation as a percentage of revenue	2.1%	11.6%

Patent litigation expenses were $0.7 million, or 2.1% of revenue, for the three months ended March 31, 2008 as compared to $2.8 million, or 11.6% of revenue, for the three months ended March 31, 2007. The year-over-year decrease in patent litigation expenses was due to reduced litigation expenses as a result of the settlement and preliminary resolution of certain lawsuits in 2007 and reduced litigation activities related to current ongoing litigation, which we expect will increase in the second quarter of 2008.

Income Tax Provision. The income tax provision for the three months ended March 31, 2008 was $0.8 million or 12.2% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates. The income tax provision for the three months ended March 31, 2007 was $1.9 million or 121.1% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because we recorded a one-time write off of our deferred tax assets in the amount of $1.5 million as we no longer expect that our deferred tax assets will be realized.

Liquidity and Capital Resources.

As of March 31, 2008, we had working capital of $80.8 million, including cash and cash equivalents of $64.3 million and short-term investments of $4.8 million compared to working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million as of December 31, 2007. During the quarter ended March 31, 2008, we reclassified $39.6 million in auction-rate securities from-short-term investments to long-term investments and recorded a temporary impairment on investments of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. We have financed our growth primarily with proceeds from cash generated from operating activities, the issuance of common stock and the exercise of stock options.

For the three months ended March 31, 2008, net cash provided by operating activities was $5.9 million, primarily due to strong quarterly sales and a decrease in net inventory. This was partially offset by an increase in accounts receivable and the payout of our employee bonuses. Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, net cash used in investing activities was $17.5 million, primarily related to the purchase of investments which the Company was not able to sell during the period due to the illiquidity related to auction-rate securities and the purchase of $2.0 million in capital equipment, of which $1.0 million was unpaid as of March 31, 2008. For the three months ended March 31, 2007, we generated $1.9 million, primarily due to net proceeds from our investments in the amount of $3.2 million, partially offset by cash used in investing activities, primarily due to the purchase of $1.5 million in capital equipment, of which $0.3 million was unpaid as of March 31, 2007.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of March 31, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans. As of that date, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to the auction-rate securities for which the Company has invested, the fair value of which was determined using the discounted cash flow model. The discounted cash flow model used the following assumptions:

•	two-year expected life;

•	discount rate of approximately 5.0%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 4.3% over the expected life.

Based on these assumptions, the Company recorded a temporary impairment on investments of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. The Company intends to hold these investments through available auctions, however, the valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, amongst others. The Company experienced its first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

Net cash used by financing activities for the three months ended March 31, 2008 was $7.4 million, primarily from the repurchase of $9.5 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $2.1 million. Net cash provided by financing activities for the three months ended March 31, 2007 was $4.3 million, primarily from the issuance of common stock in the amount of $3.5 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see our Condensed Consolidated Statements of Cash Flows.

Contractual Obligation and Off Balance Sheet Arrangements.

We lease our headquarters in San Jose, California under a non-cancelable operating lease which expires in October 2009. Although we relocated our headquarters from Los Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expires in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. Certain of our facility leases provide for periodic rent increases. In addition, as described below, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. There were no material changes to our contractual obligations since December 31, 2007. However, as of March 31, 2008, our total outstanding purchase commitments were $17.8 million, which includes wafer purchases from our foundries and the purchase of assembly services primarily from two contractors in Asia. This compares to purchase commitments of $9.1 million as of December 31, 2007.

As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2007, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on May 12, 2008. During the three months ended March 31, 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weakness described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

As disclosed in the Explanatory Note of this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors determined on April 28, 2008 that our previously issued financial statements for the years ended December 31, 2006 and 2007 contained a material error thus requiring the restatement of such financial statements. We have determined that our accounting for the tax effect of stock-based compensation related to Monolithic Power Systems Inc.’s cost-share agreement with a foreign subsidiary was not recorded correctly.

As more fully described in our amended annual report on Form 10-K/A filed on May 12, 2008, we did not maintain, as of December 31, 2007, effective internal control over financial reporting related to accounting for certain tax effects of stock-based compensation. As a result, our management concluded that these control deficiencies that resulted in the need for a restatement of our previously issued consolidated financial statements constituted a material weakness as of December 31, 2007 that has continued through March 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness as of December 31, 2007 was identified and reported in our amended annual report on Form 10-K/A, filed with the Securities and Exchange Commission on May 12, 2008:

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

Changes in internal control over financial reporting.

The Company made no changes to its internal control over financial reporting during the three-month period ended March 31, 2008.

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

O2 Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings involving patent infringement claims with O2 Micro, Inc. and its parent corporation, O2 Micro International Limited (referred to hereinafter as “O2”). All of these claims relate to our CCFL backlight inverter products, which are part of its LCD backlight inverter family. For further information regarding the history of these legal proceedings, refer to our filings on Forms 10-K and related amendments, 10-Q and 8-K.

In the United States District Court for the Northern District of California, O2 alleged that certain of our CCFL products, our foundry, and several of our customers whose products incorporate our inverter controllers, infringe O2’s ‘722 patent. On May 15, 2007, the jury returned a verdict that all of the ‘722 patent claims asserted by O2 against us, our foundry, and customers are invalid. On October 30, 2007, the Court denied all post-trial motions and entered judgment in favor of us. Subsequently, O2 filed an appeal, and we filed a cross-appeal, with the Federal Circuit. The appeals are currently pending.

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

Taiwan Sumida Electronics

In August 2005, the we sued Taiwan Sumida Electronics (TSE) and were countersued by TSE for material breach of the parties’ December 25, 2002 Indemnification Agreement seeking, among other things, reimbursement of attorney fees paid by us to TSE’s attorneys. On July 30, 2007, we settled our litigation with TSE concerning the December 25, 2002 Indemnification Agreement. Based on the settlement agreement, we provided an upfront payment to TSE of $2.5 million. On October 22, 2007, we placed into escrow, an additional $7.4 million for which we could be liable subject to the outcome of certain legal activities. The settlement agreement releases us and TSE from all claims and indemnification obligations that relate to or arise under the patent infringement lawsuit brought by O2 Micro International Limited in the Eastern District of Texas (O2 Micro International Limited v. Sumida Corp., et al., Case No. C 03-0007 TJW) and the lawsuit filed by us against TSE in the Northern District of California (Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc., Case No. C 05-3522 CW). The settlement agreement also terminates the Indemnification Agreement.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against us in the United States District Court for the District of Delaware. Linear alleges that one of our parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the parties’ Settlement and License Agreement dated October 1, 2005. Trial is currently scheduled for June 23, 2008 and at this time, we are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

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

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement and breach of contract. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying, and against one of our suppliers. We are also involved in litigation with CAT. See the Legal Proceedings section (Item 1) of this quarterly report on Form 10-Q for more information.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a dutch auction every 7 to 35 days, has recently become illiquid. As of March 31, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans. As of that date, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

Based on certain assumptions described in the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, the Company recorded a temporary impairment on investments at March 31, 2008 of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, amongst others. The Company experienced its first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

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

Moreover, approximately 20% of our business is based on products that are used in systems that contain CCFL. CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

Our accumulated deficit was $0.9 million as of March 31, 2008. Our profitability is dependent on many factors, including:

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended March 31, 2008, sales to our three largest distributors accounted for approximately 40% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our integrated circuits, or ICs, into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenue and adversely affect our operations and financial condition.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended March 31, 2008, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

The price and availability of commodities (e.g., gold, platinum, copper and silicon) may adversely impact our ability to deliver our products in a timely and cost-effective manner and may affect our business and results of operations.

Our products incorporate commodities such as gold, platinum, copper and silicon. The price and availability of these commodities and other like commodities that we use could negatively impact our business and results of operations.

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

Since 2006, we significantly increased the quantity and quality of our sales, applications and financial staff. However, if we fail to continue to adequately staff these areas and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

If securities or industry analysts downgrade our stock or do not continue to publish research or reports about our business, our stock price and trading volume could decline.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 24% of our outstanding common stock as of March 31, 2008. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

On January 31, 2008, the Compensation Committee of the Board of Directors of Monolithic Power Systems, Inc. approved the following 2007 actual cash performance bonuses and the following 2008 maximum achievable cash performance bonuses for our named executive officers based on meeting certain revenue and non-GAAP financial targets and achieving certain corporate and individual goals:

	Actual 2007 Performance Bonus	Maximum Achievable 2008 Performance Bonus
Michael Hsing	$188,500	$702,000
C. Richard Neely, Jr.	$145,000	$273,000
Deming Xiao	$145,000	$273,000
Maurice Sciammas	$145,000	$273,000
Adriana Chiocchi	$116,000	$246,000
Paul Ueunten	$116,000	$246,000
James C. Moyer	$72,500	$98,000

The Board of Directors ratified the following 2007 cash performance bonus disbursements to those Section 16 officers set forth below based on meeting certain revenue and non-GAAP financial targets and achieving certain corporate and individual goals:

	Cash Bonuses Paid for the First Half of 2007	Cash Bonuses Paid for the Second Half of 2007
Michael Hsing	$100,000	$88,500
C. Richard Neely, Jr.	$64,375	$80,625
Deming Xiao	$64,375	$80,625
Maurice Sciammas	$64,375	$80,625
Adriana Chiocchi	$51,500	$64,500
Paul Ueunten	$33,913	$82,087
James C. Moyer	$30,938	$41,562

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 14, 2008

/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.