Form 10-Q
period 2008-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2008-07-31
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 33,683,553 shares of the registrant’s common stock issued and outstanding as of July 24, 2008.

MONOLITHIC POWER SYSTEMS, INC.

EXPLANATORY NOTE

We are amending the unaudited condensed financial information for the three and six months ended June 30, 2007 contained in this Quarterly Report on Form 10-Q to amend and restate our condensed consolidated financial statements for such periods, and the related notes thereto, as discussed in Note 10 in our Notes to Condensed Consolidated Financial Statements contained under Item 1: Financial Statements in this Quarterly Report on Form 10-Q.

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

The effects of these restatements are reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q. Therefore, we have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2007.

The following sections in this report have been amended from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 filed on August 1, 2007 as a result of the matters described above:

Part I:

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$75,595	$83,114
Short-term investments	4,735	27,765
Accounts receivable, net of allowances of $0 in 2008 and $227 in 2007	13,033	8,239
Inventories	24,120	17,487
Deferred income tax asset—current	76	72
Prepaid expenses and other current assets	4,794	4,733
Restricted cash	7,360	7,350

Total current assets	129,713	148,760

Property and equipment, net	14,606	14,175
Long-term investments	39,140	—
Deferred income tax asset—long term	776	776
Other assets	614	539
Restricted assets	8,608	8,340

Total assets	$193,457	$172,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,626	$6,154
Accrued compensation and related benefits	7,488	8,299
Accrued liabilities	17,325	14,959

Total current liabilities	37,439	29,412

Deferred rent	107	237
Non-current income tax liability	5,319	5,318
Other long term liabilities	—	86

Total liabilities	42,865	35,053

Stockholders’ equity:
Common stock, $0.001 par value, $34 and $33 in 2008 and 2007, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,669,624 and 33,454,595 in 2008 and 2007, respectively	145,896	143,890
Deferred stock compensation	—	(3)
Retained earnings (accumulated deficit)	3,720	(6,815)
Accumulated other comprehensive income	976	465

Total stockholders’ equity	150,592	137,537

Total liabilities and stockholders’ equity	$193,457	$172,590

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007 (as restated, see Note 10)	June 30, 2008	June 30, 2007 (as restated, see Note 10)
Revenue	$41,502	$30,833	$76,911	$55,329
Cost of revenue*	15,375	11,248	28,419	20,211

Gross profit	26,127	19,585	48,492	35,118

Operating expenses:
Research and development*	8,602	6,428	16,174	12,360
Selling, general and administrative*	8,912	7,119	17,640	13,316
Lease abandonment	—	(496)	—	(496)
Patent litigation settlement	—	9,800	—	9,800
Provision for litigation expense	4,294	4,028	5,030	6,875

Total operating expenses	21,808	26,879	38,844	41,855

Income (loss) from operations	4,319	(7,294)	9,648	(6,737)
Other income (expense):
Interest and other income	810	1,169	2,244	2,176
Interest and other expense	(112)	(22)	(118)	(29)

Total other income, net	698	1,147	2,126	2,147

Income (loss) before income taxes	5,017	(6,147)	11,774	(4,590)
Income tax provision	417	219	1,239	2,105

Net income (loss)	$4,600	$(6,366)	$10,535	$(6,695)

Basic net income (loss) per share	$0.14	$(0.20)	$0.32	$(0.22)

Diluted net income (loss) per share	$0.13	$(0.20)	$0.29	$(0.22)

Weighted average common shares outstanding	33,229	31,382	33,287	30,929
Stock options and restricted stock	3,003	—	2,804	—

Diluted weighted-average common equivalent shares outstanding	36,232	31,382	36,091	30,929

* Stock-based compensation has been included in the following line items:
Cost of revenue	$128	$113	$173	$224
Research and development	1,396	952	2,603	2,053
Selling, general and administrative	1,819	1,440	3,354	2,548

Total	$3,343	$2,505	$6,130	$4,825

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007 (as restated, See Note 10)
Cash flows from operating activities:
Net income (loss)	$10,535	$(6,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,756	1,872
Loss on disposal of property and equipment	4	97
Deferred income tax assets	—	2,025
Tax benefit from stock option transactions	1,601	1,705
Excess tax benefit from stock option transactions	(1,130)	(1,328)
Stock-based compensation	6,130	4,825
Changes in operating assets and liabilities:
Accounts receivable	(4,794)	1,139
Inventories	(6,590)	(5,201)
Prepaid expenses and other current assets	(125)	(2,396)
Accounts payable	6,261	2,088
Accrued and other long-term liabilities	2,275	8,802
Accrued income taxes payable and noncurrent tax liabilities	(478)	2,115
Accrued compensation and related benefits	(926)	143
Deferred rent	(130)	(98)

Net cash provided by operating activities	15,389	9,093

Cash flows from investing activities:
Property and equipment purchases	(2,447)	(3,076)
Proceeds from sale of property and equipment	—	27
Purchase of short-term investments	(11,775)	(30,473)
Purchase of long-term investments	(28,050)	—
Proceeds from sale of short-term investments	23,325	34,144
Changes in restricted assets	270	—

Net cash provided by (used in) investing activities	(18,677)	622

Cash flows from financing activities:
Proceeds from issuance of common stock	7,784	5,591
Proceeds from employee stock purchase plan	853	811
Repurchase of common stock	(13,927)	—
Excess tax benefits from stock option transactions	1,130	1,328

Net cash provided by (used in) financing activities	(4,160)	7,730

Effect of change in exchange rates on cash	(71)	51

Net increase (decrease) in cash and cash equivalents	(7,519)	17,496
Cash and cash equivalents, beginning of period	83,114	50,816

Cash and cash equivalents, end of period	$75,595	$68,312

Supplemental disclosures for cash flow information:
Cash paid (refund) for taxes	$362	$(1,314)

Supplemental disclosures of non-cash investing and financing activities:

Liability accrued for equipment purchases	$181	$517

Unrealized loss on available-for-sale investments	$410	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities , except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008. The impact of the adoption of FAS 157 on the Company’s consolidated financial statements is discussed in Note 9. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to their nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS 159 on January 1, 2008 for its financial assets and liabilities and the adoption had no impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 162 will have on its consolidated financial statements.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2008 and 2007, as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Non-Employee	40	$25	$28	$46
ESPP	185	150	320	294
Restricted Stock	704	354	1,361	698
Stock Options	2,414	1,976	4,421	3,787

TOTAL	$3,343	$2,505	$6,130	$4,825

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the 1998 Plan), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants Options granted under the 1998 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan (the 2004 Plan). In addition, throughout the year, shares underlying options from the 1998 Plan that are cancelled (for example, upon termination of service) are transferred to the 2004 Plan based on the number of cancellations that occur throughout the year.

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Options granted under the 2004 Plan have a maximum term of ten years. New hire grants generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. Refresh grants generally vest over four years at the rate of 50 percent two years from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

2004 Plan
Available for Grant as of December 31, 2007	1,603,319
2008 Additions to Plan	1,672,730
2008 Grants	(1,251,917)
2008 Cancellations	236,847

Available for Grant as of June 30, 2008	2,260,979

A summary of the status of the Company’s stock option plans at June 30, 2008 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,442,806	$10.50	6.64	$81,762,963

Options granted (weighted-average fair value of $6.78 per share)	1,063,790	18.65
Options exercised	(930,070)	8.37
Options forfeited	(215,824)	14.48
Options expired	(5,803)	14.47

Outstanding at June 30, 2008	7,354,899	$11.82	6.24	$72,670,044

Options exercisable at June 30, 2008 and expected to become exercisable	6,770,141	$11.51	6.22	$68,983,586

Options vested and exercisable at June 30, 2008	3,558,606	$7.72	6.03	$49,481,941

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $11.1 million and $6.6 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $13.1 million and $15.1 million, respectively. Net cash proceeds from the exercise of stock options was $6.6 million for the three months ended June 30, 2008 and $2.9 million for the three months ended June 30, 2007. Net cash proceeds from the exercise of stock options was $7.8 million for the six months ended June 30, 2008 and $5.6 million for the six months ended June 30, 2007. At June 30, 2008, unamortized compensation expense related to unvested options was approximately $19.1 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.5 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock based awards granted during the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected term (years)	4.2	4.5	4.2	4.6
Expected volatility	40.6%	47.6%	40.4%	50.4%
Risk-free interest rate	2.8%	4.7%	2.8%	4.7%
Dividend yield	—	—	—	—

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

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the six months ended June 30, 2008 and 2007, 60,090 shares and 108,683 shares, respectively, were issued under the Purchase Plan. There were no shares issued under the Purchase Plan during the three months ended June 30, 2008 and 2007. The following is a summary of the Purchase Plan and changes during the six months ended June 30, 2008:

ESPP
Available Shares as of December 31, 2007	1,497,217
2008 Additions to Plan	669,092
2008 Purchases	(60,090)

Available Shares as of June 30, 2008	2,106,219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The intrinsic value for stock purchased was $0.2 million for the six months ended June 30, 2008 and $0.7 million for the six months ended June 30, 2007. The unamortized expense as of June 30, 2008 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2008 and 2007, the following assumptions were used in the valuation of the stock purchase rights:

	Six months ended June 30,
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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2007	175,539	$10.86	1.31

Awards granted	—	—
Awards released	(58,139)	10.99
Awards forfeited	(13,086)	8.26

Outstanding at June 30, 2008	104,314	$11.11	0.94

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2007	182,500	$15.37	1.91

Awards granted	188,127	16.42
Awards released	(12,750)	13.04
Awards forfeited	(6,484)	15.97

Granted as of June 30, 2008	351,393	$16.30	2.39

The total fair value recorded for restricted stock awards and units was $0.7 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended June 30, 2008 and 2007 was $0.3 million and $0.2 million, respectively. The intrinsic value related to restricted stock awards and units released for the six months ended June 30, 2008 and 2007 was $1.3 million and $0.9 million, respectively. At June 30, 2008, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $4.5 million with a weighted average remaining recognition period of 2.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories - Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Work in progress	$16,693	$8,101
Finished goods	7,427	9,386

Total inventories	$24,120	$17,487

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Warranty	$892	$1,025
Legal expenses and settlement costs	12,026	9,664
Professional fees	1,063	746
Deferred revenue	1,015	1,306
Other	2,329	2,218

Total accrued liabilities	$17,325	$14,959

5. Comprehensive Income and Net Income per Share — Basic Net Income (Loss) per Share is computed based on the weighted average number of common shares outstanding during the period and does not include the dilutive effect of common equivalent shares, such as stock options. Diluted Net Income (Loss) per Share is computed based on both the weighted average number of common shares outstanding during the period and the dilutive effect of common equivalent shares, such as stock options.

For the three and six months ended June 30, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock Options	1,289	7,253	2,450	7,195
Restricted Stock	—	321	—	343

Total	1,289	7,574	2,450	7,538

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the three and six months ended June 30, 2008 and 2007, the Company’s comprehensive income (loss) includes foreign currency translation adjustments. For the six months ended June 30, 2008, the Company’s comprehensive income also includes a temporary impairment (unrealized loss) of $0.4 million from long-term investments. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$4,600	$(6,366)	$10,535	$(6,695)
Other comprehensive income (loss):
Unrealized loss on available-for-sale and long-term investments	(50)	—	(410)	—
Foreign currency translation adjustments	259	109	922	139

Comprehensive income	$4,809	$(6,257)	$11,047	$(6,556)

6. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2008, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
Customers	2008	2007	2008	2007
A	21%	20%	21%	19%
B	11%	13%	11%	14%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Country
China	$20,986	$15,193	$35,973	$27,424
Korea	6,359	3,344	11,940	7,056
Taiwan	4,744	4,686	9,666	8,830
Japan	3,415	3,006	7,744	4,729
Europe	2,793	1,759	5,468	2,979
Other	2,122	2,270	4,033	2,819
USA	1,083	575	2,087	1,492

Total	$41,502	$30,833	$76,911	$55,329

The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2008	2007	2008	2007
DC to DC Converters	$28,559	$19,085	$53,982	$35,858
LCD Backlight Inverters	9,498	9,010	16,729	15,051
Audio Amplifiers	3,445	2,738	6,200	4,420

Total	$41,502	$30,833	$76,911	$55,329

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	June 30, 2008	December 31, 2007
China	$10,687	$10,598
United States	3,906	3,635
Taiwan	123	105
Japan	26	26
Other	49	55

TOTAL	$14,791	$14,419

7. Litigation

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

In the United States District Court for the Northern District of California, O2 alleged that certain of the Company’s CCFL products infringe O2’s ‘722 patent. On October 30, 2007, the Court entered judgment that all of the ‘722 patent claims asserted by O2 against the Company are invalid and denied all post-trial motions. Subsequently, O2 filed an appeal and the Company filed a cross-appeal, with the Federal Circuit. The appeals are currently pending.

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

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of its counter-injunctions and to prevent O2 from seizing the Company’s assets. The bonds are currently recorded as long-term restricted assets on the Company’s consolidated balance sheet. In July 2008, the parties agreed to cease all provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, the Company retrieved a portion of the bonds in the amount of approximately $1.7 million and is in the process of retrieving the remaining amount with the various courts in Taiwan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

On July 30, 2007, the Company settled its litigation with TSE concerning the Indemnification Agreement. As of June 30, 2008, the Company had $7.4 million held in escrow for which the Company could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against the Company in the United States District Court for the District of Delaware. Linear alleges that one of the Company’s parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the parties’ Settlement and License Agreement dated October 1, 2005.

On July 1, 2008, the United States District Court for the District of Delaware issued a judgment as a matter of law that the Company did not breach its October 1, 2005 Settlement and License Agreement with Linear. The Company plans to seek recovery of substantial attorney fees and costs from Linear, pursuant to a prevailing party attorneys fees provision in the Settlement and License Agreement. However, there can be no assurance that the Company can be successful in obtaining such recovery.

The court also found as a matter of law that the Company did not willfully infringe the patent claims of U.S. Patent Numbers 5,481,178 and 6,580,258 asserted by Linear against MPS’ accused MP1543 product, which has been discontinued. However, the jury returned a verdict that an evaluation board containing the previously discontinued MP1543 product had directly infringed the asserted patent claims and that Linear’s patents mentioned above are valid. The parties had stipulated to a total of ten dollars in nominal patent infringement damages in the event that Linear prevailed in that dispute.

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

8. Stock Repurchase Program

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million dollars of its common stock through the end of 2008. As of June 30, 2008, the following shares have been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028
April	201,863	$20.03	$4,043
May	100	$21.98	$2
June	18,000	$21.66	$390

Total Shares Repurchased	774,795		$13,927

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

9. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The following table details the fair value measurements as of June 30, 2008 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$68,865	$68,865	$—	$—
Fixed income available-for-sale securities	11,465	11,465	—	—
Auction-rate securities	39,140	—	—	39,140

	$119,470	$80,330	$—	$39,140

Fixed income available-for-sale securities includes government agencies, $4.7 million which are classified as short-term investments and the remainder of which is classified as cash and cash equivalents on the Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Beginning balances as of January 1, 2008	$—
Unrealized loss included in accumulated other comprehensive loss	$(410)
Purchases, sales and settlements (net)	$28,050
Transfer into Level 3	$11,500
Ending balances as of June 30, 2008	$39,140

All transactions occurred during the three months ended March 31, 2008. There were no transactions during the three months ended June 30, 2008.

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of June 30, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans, which the Company has classified as long-term investments. As of June 30, 2008, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested remains AAA rated.

To value the auction-rate securities, the discounted cash flow model used the following assumptions:

•	two-year time to liquidity;

•	discount rate of approximately 5.0%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 4.3% over the period in which these securities are not liquid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Based on these assumptions, the Company recorded a temporary impairment on investments of $0.4 million for these available-for-sale securities in accumulated other comprehensive income (loss) within equity. As a result, net assets decreased by $0.4 million. The temporary impairment charge had no impact on net income. The Company intends to hold these investments through available auctions at par, which the Company believes could take up to two years. Therefore, the Company reclassified all auction-rate securities as non-current on its balance sheet. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. The Company experienced its first failed auction in mid-February 2008. Since then, $3.8 million in auction-rate securities were sold successfully or called at par. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

10. Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, the Company’s management determined that there was an error in recording the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary. As a result, the Company restated the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007.

A summary of the effects of the restatement is shown below, which includes the following adjustments:

•

an error in the calculation of the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary, which decreased the tax expense for the three months ended June 30, 2007 and increased the tax expense recognized for the six months ended June 30, 2007. The restatement also included adjustments to the cash flow effects related to the tax assets and liabilities and tax benefits within the Condensed Consolidated Statement of Cash Flows. There was no change to cash and cash equivalents as a result of these adjustments.

Condensed Consolidated Statement of Operations (in thousands, except per share amounts):

	For the three months ended June 30, 2007		For the six months ended June 30, 2007
	as previously reported	as restated	as previously reported	as restated
Income tax provision	$227	$219	$1,722	$2,105
Net income (loss)	$(6,374)	$(6,366)	$(6,312)	$(6,695)
Basic net income (loss) per share	$(0.20)	$(0.20)	$(0.20)	$(0.22)
Diluted net income (loss) per share	$(0.20)	$(0.20)	$(0.20)	$(0.22)

Condensed Consolidated Statement of Cash Flows (in thousands):

	Six months ended June 30,
	2007 (as previously recorded)	2007 (as restated)
Cash flows from operating activities:
Net income (loss)	$(6,312)	$(6,695)
Deferred income tax assets	$441	$2,025
Tax benefit from stock option transactions	$2,014	$1,705
Excess tax benefit from stock option transactions	$(1,719)	$(1,328)
Prepaid expenses and other current assets	$(2,378)	$(2,396)
Accrued income taxes payable and noncurrent tax liabilities	$2,989	$2,115
Net cash provided by operating activities	$8,702	$9,093
Cash flows from financing activities:
Excess tax benefits from stock option transactions	$1,719	$1,328
Net cash provided by financing activities	$8,121	$7,730
Net increase (decrease) in cash and cash equivalents	$17,496	$17,496

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation on the revenue we derive from our CCFL product line,

•	our belief that our products and the markets they target have the ability to offer above average industry growth over the long term,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the effect of auction-rate securities on our liquidity and capital resources, and

•	estimates of our future liquidity requirements.

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

The following discussion reflects the effects of the restatement discussed in Note 10 to the condensed consolidated financial statements.

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

We derive most of our revenue from direct sales or sales through distribution arrangements to customers in Asia, where the components we produce are incorporated into an end-user product. 90% of our revenue for the three months ended June 30, 2008 and 92% for the three months ended June 30, 2007 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the three months ended June 30, 2008 and 2007, we recognized $0.3 million and $0.1 million, respectively, in revenue that is attributable to this distributor. For the six months ended June 30, 2008 and 2007, we recognized $0.7 million and $0.3 million, respectively, in revenue that is attributable to this distributor. We also had a distribution and service agreement with a distributor for which the revenue is deferred until the services have been performed. For the three months ended June 30, 2008 and 2007, we recognized $1.6 million and $0.5 million, respectively, in revenue that is attributable to this distributor. For the six months ended June 30, 2008 and 2007, we recognized $2.4 million and $0.5 million, respectively, in revenue that is attributable to this distributor. As of June 30, 2008, we had $0.2 million in deferred revenue from this distributor. Effective April 2008, this agreement ended. The remaining deferred revenue of $0.2 million will be recorded as resale occurs.

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

Accounting for Income Taxes. FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of this interpretation on January 1, 2007. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of June 30, 2008 and December 31, 2007, we had a valuation allowance of $11.9 million and $11.9 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Investments in Auction Rate Securities (“ARS”). We account for our auction rate securities in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and classify them as “available for sale.” Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of taxes, through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. In the first quarter of 2008, we revised the classification of investments in auction rate securities from short-term investments to long-term investments on our consolidated balance sheet. To date, we have recorded a temporary impairment charge of $0.4 million in accumulated other comprehensive income (loss) within equity.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.0%	36.5%	36.9%	36.5%

Gross profit	63.0%	63.5%	63.1%	63.5%
Operating expenses:
Research and development	20.7%	20.8%	21.0%	22.3%
Selling, general and administrative	21.5%	23.1%	22.9%	24.1%
Lease abandonment	0.0%	(1.6)%	0.0%	(0.9)%
Patent litigation settlement	0.0%	31.8%	0.0%	17.7%
Provision for litigation expense	10.3%	13.1%	6.5%	12.4%

Total operating expenses	52.5%	87.2%	50.4%	75.6%

Income from operations	10.5%	(23.7)%	12.7%	(12.1)%
Other income (expense):
Interest and other income	2.0%	3.8%	2.9%	3.9%
Interest and other expense	(0.4)%	0.0%	(0.3)%	(0.1)%

Total other income, net	1.6%	3.8%	2.6%	3.8%

Income (loss) before income taxes	12.1%	(19.9)%	15.3%	(8.3)%
Income tax provision	1.0%	0.7%	1.6%	3.8%

Net income (loss)	11.1%	(20.6)%	13.7%	(12.1)%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change
Revenue	$41,502	$30,833	34.6%	$76,911	$55,329	39.0%

Revenue for the three months ended June 30, 2008 was $41.5 million, an increase of $10.7 million, or 34.6%, from $30.8 million for the three months ended June 30, 2007. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $9.5 million, LCD backlight inverter products of $0.5 million and audio products of $0.7 million. Revenue for the six months ended June 30, 2008 was $76.9 million, an increase of $21.6 million, or 39.0%, from $55.3 million for the six months ended June 30, 2007. The increase in revenue between these two periods resulted from increased sales of our DC to DC converters of $18.1 million LCD backlight inverter product of $1.7 million and audio products of $1.8 million. For the three and six months ended June 30, 2008, revenue from our DC to DC converters increased due to increased sales of consumer devices. Revenue for our CCFL products, which are a part of our LCD backlight inverter family increased due to increased penetration in the notebook market over the same period in 2007. However, given the uncertainty of the outcome of our litigation with O2 Micro, Inc., we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased primarily due to increased demand for new and existing products used in consumer electronic applications.

The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007		2008		2007
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$28,559	68.8%	$19,085	61.9%	$53,982	70.2%	$35,858	64.8%
LCD Backlight Inverters	9,498	22.9%	9,010	29.2%	16,729	21.8%	15,051	27.2%
Audio Amplifiers	3,445	8.3%	2,738	8.9%	6,200	8.0%	4,420	8.0%

	$41,502	100.0%	$30,833	100.0%	$76,911	100.0%	$55,329	100.0%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 63.0% for the three months ended June 30, 2008 and 63.5% for the three months ended June 30, 2007. Gross profit as a percentage of revenue was 63.1% for the six months ended June 30, 2008 and 63.5% for the six months ended June 30, 2007. For the three and six months ended June 30, 2008 and 2007, gross margin declined year-over-year as a result of a slight decrease in the average selling price of certain of our mature DC to DC products and an increase in the sales of our lower margin audio products.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change
Revenue	$41,502	$30,833	34.6%	$76,911	$55,329	39.0%
Research and development (“R&D”) (including stock-based compensation of $1,396 and $952 for the three months ended June 30, 2008 and 2007, respectively, and $2,603 and $2,053 for the six months ended June 30, 2008 and 2007, respectively)	$8,602	$6,428	33.8%	$16,174	$12,360	30.9%

R&D as a percentage of revenue	20.7%	20.8%		21.0%	22.3%

R&D expenses were $8.6 million, or 20.7% of revenue, for the three months ended June 30, 2008 and $6.4 million, or 20.8% of revenue, for the three months ended June 30, 2007. R&D expenses were $16.2 million, or 21.0% of revenue, for the six months ended June 30, 2008 and $12.4 million, or 22.3% of revenue, for the six months ended June 30, 2007. The year-over-year increase in R&D expenses was primarily due to an increase in R&D headcount, new product development activities and patent-related activities. The year-over-year increase was also due to an increase in stock-based compensation expenses of $0.4 million and $0.6 million for the three and six months ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change
Revenue	$41,502	$30,833	34.6%	$76,911	$55,329	39.0%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,819 and $1,440 for the three months ended June 30, 2008 and 2007, respectively, and $3,354 and $2,548 for the six months ended June 30, 2008 and 2007,	$8,912	$7,119	25.2%	$17,640	$13,316	32.5%

SG&A as a percentage of revenue	21.5%	23.1%		22.9%	24.1%

SG&A expenses were $8.9 million, or 21.5% of revenue, for the three months ended June 30, 2008 and $7.1 million, or 23.1% of revenue, for the three months ended June 30, 2007. SG&A expenses were $17.6 million, or 22.9% of revenue, for the six months ended June 30, 2008 and $13.3 million, or 24.1% of revenue, for the six months ended June 30, 2007. SG&A expenses increased year-over-year due to an increase in headcount to support the growth in business, bonus accruals, sales commissions and sales representative contractual obligations. However, SG&A expenses as a percentage of revenue for both the three and six months ended June 30, 2008 declined due to efficiencies in scaling. The year-over-year increase was also due to an increase in stock-based compensation expenses in the amount of $0.4 million and $0.8 million for the three and six months ended June 30, 2008 and 2007, respectively.

Lease Abandonment.

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to accrue is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million.

Patent Litigation Settlement.

In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded a provision for litigation of $9.8 million, or 31.8% of revenue.

Provision for Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change
Revenue	$41,502	$30,833	34.6%	$76,911	$55,329	39.0%
Provision for litigation expense	$4,294	$4,028	6.6%	$5,030	$6,875	(26.8%)

Provision for litigation expense as a percentage of revenue	10.3%	13.1%		6.5%	12.4%

Provision for litigation expenses, excluding settlement expenses of $9.8 million in 2007, were $4.3 million, or 10.3% of revenue, for the three months ended June 30, 2008 as compared to $4.0 million, or 13.1% of revenue, for the three months ended June 30, 2007. Provision for litigation expenses, excluding settlement expenses of $9.8 million in 2007, were $5.0 million, or 6.5% of revenue, for the six months ended June 30, 2008 as compared to $6.9 million, or 12.4% of revenue, for the six months ended June 30, 2007. We incurred significant legal expenses during the three and six months ended June 30, 2008 for our lawsuit with Linear Technology. For the three and six months ended June 30, 2007, we incurred significant legal expenses to prepare for and try our cases against O2 Micro and TSE.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 2008 was $0.4 million or 8.3% of our income before income taxes and $1.2 million or 10.5% of our income before income taxes, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates. The income tax provision for the three and six months ended June 30, 2007 was $0.2 million or (3.6%) of the pre-tax income and $2.1 million or (45.9%) of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because we recorded an increase in the valuation allowance of our deferred tax assets in the amount of $1.5 million as we no longer expect that our deferred tax assets will be realized. Furthermore, we had a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement.

Liquidity and Capital Resources.

As of June 30, 2008, we had working capital of $92.3 million, including cash and cash equivalents of $75.6 million and short-term investments of $4.7 million compared to working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million as of December 31, 2007. During the quarter ended March 31, 2008, we reclassified $39.6 million in auction-rate securities from-short-term investments to long-term investments and recorded a temporary impairment of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. We have financed our growth primarily with proceeds from cash generated from operating activities, the issuance of common stock and the exercise of stock options.

For the six months ended June 30, 2008, net cash provided by operating activities was $15.4 million, primarily due to strong sales during the six months ended June 30, 2008. Accounts receivable increased due to increased sales in the second quarter of 2008. Inventory increased due to anticipated future demand for our products and accounts payable increased as a result of inventory purchases during the period. Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2007 due to increased sales and accounts receivable collections, which was partially offset by inventory purchases in anticipation of future demand requirements. Accrued liabilities increased, primarily due to a provision for litigation of $9.8 million for the TSE lawsuit.

For the six months ended June 30, 2008, net cash used in investing activities was $18.7 million, primarily related to the purchase of investments which the Company was not able to sell during the period due to the illiquidity related to auction-rate securities and the purchase of $2.4 million in capital equipment. For the six months ended June 30, 2007, we generated $0.6 million, primarily due to net proceeds from our investments in the amount of $3.7 million, partially offset by capital equipment purchases in the US and Chengdu of $3.1 million.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of June 30, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans. As of that date, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to the auction-rate securities for which the Company has invested, the fair value of which was determined using the discounted cash flow model. The discounted cash flow model used the following assumptions:

•	two-year time to liquidity;

•	discount rate of approximately 5.0%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 4.3% over the period in which these securities are not liquid.

Based on these assumptions, the Company recorded a temporary impairment of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. The Company intends to hold these investments through available auctions at par, however, the valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, amongst others. The Company experienced its first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

Net cash used by financing activities for the six months ended June 30, 2008 was $4.2 million, primarily from the repurchase of $13.9 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $8.6 million and excess tax benefits related to the exercise of options of $1.1 million. Net cash provided by financing activities for the six months ended June 30, 2007 was $7.7 million, primarily from the issuance of common stock in the amount of $6.4 million and excess tax benefits related to the exercise of options in the amount of $1.3 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see our Condensed Consolidated Statements of Cash Flows.

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

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. There were no material changes to our contractual obligations since December 31, 2007. However, as of June 30, 2008, our total outstanding purchase commitments were $16.4 million, which includes wafer purchases from our contracted foundries and the purchase of assembly services primarily from two contractors in Asia. This compares to purchase commitments of $9.1 million as of December 31, 2007.

As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2007, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on May 12, 2008. During the six months ended June 30, 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weakness described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

As disclosed in the Explanatory Note of this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors determined on April 28, 2008 that our previously issued financial statements for the years ended December 31, 2006 and 2007 contained a material error thus requiring the restatement of such financial statements. We have determined that our accounting for the tax effect of stock-based compensation related to our cost-share agreement with a foreign subsidiary was not recorded correctly.

As more fully described in our amended annual report on Form 10-K/A filed on May 12, 2008, we did not maintain, as of December 31, 2007, effective internal control over financial reporting related to accounting for certain tax effects of stock-based compensation. As a result, our management concluded that these control deficiencies that resulted in the need for a restatement of our previously issued consolidated financial statements constituted a material weakness as of December 31, 2007 that has continued through June 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness as of December 31, 2007 was identified and reported in our amended annual report on Form 10-K/A, filed with the Securities and Exchange Commission on May 12, 2008:

•

A material weakness exists in the operating effectiveness of the controls over the calculation of the tax effect of stock-based compensation expenses related to our cost-share agreement with a foreign subsidiary. This control deficiency led to a misstatement of certain tax-related accounts in 2007 and 2006, which was not prevented or detected on a timely basis, and a restatement of MPS’s 2007 and 2006 consolidated financial statements.

Changes in internal control over financial reporting.

The Company made no changes to its internal control over financial reporting during the three-month period ended June 30, 2008, except for remedial efforts to address the material weakness described above.

Remedial Efforts to Address the Material Weakness

Following the identification of the material weakness in the second quarter of fiscal 2008, the Company has initiated remediation measures to address the material weakness over the accounting for income taxes, which included replacing the Company’s external tax advisors and corresponding external tax review team.

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

In the United States District Court for the Northern District of California, O2 alleged that certain of our CCFL products infringe O2’s ‘722 patent. On October 30, 2007, the Court entered judgment that all of the ‘722 patent claims asserted by O2 against us are invalid and denied all post-trial motions. Subsequently, O2 filed an appeal, and we filed a cross-appeal with the Federal Circuit. The appeals are currently pending.

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

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of our counter-injunctions and to prevent O2 from seizing our assets. The bonds are currently recorded as long-term restricted assets on our consolidated balance sheet. In July 2008, the parties agreed to cease all provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, we retrieved a portion of the bonds in the amount of approximately $1.7 million and are in the process of retrieving the remaining amount with the various courts in Taiwan.

Taiwan Sumida Electronics

On July 30, 2007, we settled our litigation with TSE concerning the Indemnification Agreement. As of June 30, 2008, we had $7.4 million held in escrow for which we could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

Linear Technology Corporation

On August 3, 2006, Linear Technology (“Linear”) filed an action against us in the United States District Court for the District of Delaware. Linear alleges that one of our parts infringes Linear’s ‘178 and ‘258 patents and constitutes a breach of the parties’ Settlement and License Agreement dated October 1, 2005.

On July 1, 2008, the United States District Court for the District of Delaware issued a judgment as a matter of law that we did not breach its October 1, 2005 Settlement and License Agreement with Linear. We plan to seek recovery of substantial attorney fees and costs from Linear, pursuant to a prevailing party attorneys fees provision in the Settlement and License Agreement. However, there can be no assurance that we can be successful in obtaining such recovery.

The court also found as a matter of law that we did not willfully infringe the patent claims of U.S. Patent Numbers 5,481,178 and 6,580,258 asserted by Linear against MPS’ accused MP1543 product, which has been discontinued. However, the jury returned a verdict that an evaluation board containing the previously discontinued MP1543 product had directly infringed the asserted patent claims and that Linear’s patents mentioned above are valid. The parties had stipulated to a total of ten dollars in nominal patent infringement damages in the event that Linear prevailed in that dispute.

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

We are engaged in legal proceedings with O2 and Linear. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement and breach of contract. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying, and against one of our suppliers. We are also involved in litigation with CAT. See the Legal Proceedings section in Part II, Item 1 of this quarterly report on Form 10-Q for more information.

If we or our customer are not ultimately successful in any of these proceedings or other litigation that could be brought against us, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products, either into Taiwan or in the U.S. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

In July 2007, we settled our litigation with Taiwan Sumida Electronics, Inc. (“TSE”) concerning our December 25, 2002 Indemnification Agreement with TSE. If certain conditions are met under the Settlement Agreement, we could be liable for additional potential payments up to a total sum of $7.4 million, which is currently held in escrow, subject to the outcome of certain legal activities.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, has recently become illiquid. As of June 30, 2008, the Company’s investment portfolio included $39.1 million in auction-rate securities backed by municipal bonds and government-backed student loans. As of that date, $39.6 million have failed to reset through successful auction and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

Based on certain assumptions described in the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, the Company recorded a temporary impairment on investments through June 30, 2008 of $0.4 million for these available-for-sale securities in other comprehensive income (loss) within equity. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, amongst others. The Company experienced its first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

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

Moreover, approximately 23% of our business is based on products that are used in systems that contain CCFL. CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

We may not be profitable on a quarterly or annual basis.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended June 30, 2008, sales to our two largest distributors accounted for approximately 32% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended June 30, 2008, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

In accordance with Section 404 of the Sarbanes-Oxley Act, we are required to include in our annual report on Form 10-K, a management report regarding the effectiveness of our internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. This report must include disclosure of any material weakness in our internal control over financial reporting. In preparation for issuing this management report, we document, evaluate and test our internal control over financial reporting.

As a result of an error in our tax provision for the years ended December 31, 2007 and 2006, we restated our consolidated financial statements included in our annual report on Form 10-K/A for the years ended December 31, 2007 and 2006. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we have identified a material weakness, as follows:

•

A material weakness exists in the operating effectiveness of the controls over the calculation of the tax effect of stock-based compensation expenses related to our cost-share agreement with a foreign subsidiary. This control deficiency led to a misstatement of certain tax-related accounts in 2007 and 2006, which was not prevented or detected on a timely basis, and a restatement of MPS’s 2007 and 2006 consolidated financial statements.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 15% of our outstanding common stock as of June 30, 2008. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Our facilities in Chengdu, China are located in a seismically active area, as evidenced by the May 2008 earthquake that was centered in the Sichuan Province of China. Although there was no damage to our facilities as a result of that earthquake, should there be additional earthquakes or aftershocks in the area, we may incur losses and our business, financial condition and/or operating results may suffer.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 22, 2008, the stockholders elected the nominees for Class I directors to our Board of Directors. The votes were cast as follows:

Nominee	For	Withheld	Withheld from Director
Victor K. Lee	28,348,537	1,211,224	2,564
Douglas McBurnie	28,351,101	1,208,660	—
Umesh Padval	26,789,041	2,770,720	1,562,060

The terms for Victor K. Lee, Douglas McBurnie and Umesh Padval will expire at the 2011 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Alan Earhart, James C. Moyer and Karen A. Smith Bogart (Class II term expires at the 2009 annual meeting) and Herbert Chang and Michael Hsing (Class III term expires at the 2010 annual meeting).

A proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was also submitted to and approved by a vote of the stockholders at our annual meeting of stockholders. The votes were cast as follows:

For	Against	Abstain
28,211,536	1,306,336	41,889

ITEM 5.	OTHER INFORMATION

On July 29, 2008, the Board of Directors (the “Board”) ratified, following approval of the Compensation Committee of the Board, the following first half 2008 cash performance bonus disbursements to those Section 16 officers set forth below based on meeting certain revenue and non-GAAP financial targets and achieving certain corporate and individual goals:

Cash Bonuses Paid for the First Half of 2008
Michael Hsing	$335,000
C. Richard Neely, Jr.	$155,500
Deming Xiao	$155,500
Maurice Sciammas	$155,500
Adriana Chiocchi	$154,950
Paul Ueunten	$143,950
James C. Moyer	$30,000

The Board of Directors also ratified, following approval of the Compensation Committee of the Board, a base salary increase for Adriana Chiocchi to $280,000, effective August 1, 2008 and increased her 2008 maximum achievable cash performance bonus to $437,000.

The following Board compensation was approved, effective August 1, 2008:

	Previously Disclosed	Revised
Annual Board Retainer Fees	$25,000	$30,000
Annual Compensation Committee Chairperson Fees	$7,000	$8,000
Annual Nominating Committee Chairperson Fees	$5,000	$6,000
Annual Audit Committee Chairperson Fees	$15,000	$15,000
Annual Committee Membership Fees	Nominating Committee Member - $1,500; Compensation Committee Member - $2,000; Audit Committee Member - $5,000	50% of the Committee Chairperson’s Fees
Initial Grant to the Board of Directors	30,000 options, which vest 50% one year from the date of grant and 50% two years from the date of grant	40,000 options, which vest 50% one year from the date of grant and 50% two years from the date of grant
Refresh Grants to the Board of Directors	15,000 options, which vest 100% one year from the date of grant	25,000 options, which vest 100% one year from the date of grant

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

MONOLITHIC POWER SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: July 31, 2008	/s/ C. RICHARD NEELY, JR.
C. Richard Neely, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.