Form 10-Q
period 2008-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2008-10-23
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 33,739,230 shares of the registrant’s common stock issued and outstanding as of October 15, 2008.

MONOLITHIC POWER SYSTEMS, INC.

EXPLANATORY NOTE

We are amending the unaudited condensed financial information for the three and nine months ended September 30, 2007 contained in this Quarterly Report on Form 10-Q to amend and restate our condensed consolidated financial statements for such periods, and the related notes thereto, as discussed in Note 10 in our Notes to Condensed Consolidated Financial Statements contained under Item 1: Financial Statements in this Quarterly Report on Form 10-Q.

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

The effects of these restatements are reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q. Therefore, we have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2007.

The following sections in this report have been amended from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 filed on November 1, 2007 as a result of the matters described above:

Part I:

Item 1 – Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$75,917	$83,114
Short-term investments	8,711	27,765
Accounts receivable, net of allowances of $0 in 2008 and $227 in 2007	18,781	8,239
Inventories	22,305	17,487
Deferred income tax asset—current	76	72
Prepaid expenses and other current assets	3,840	4,733
Restricted assets	13,512	7,350

Total current assets	143,142	148,760

Property and equipment, net	14,474	14,175
Long-term investments	36,825	—
Deferred income tax asset—long term	776	776
Other assets	598	539
Restricted assets	7	8,340

Total assets	$195,822	$172,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,155	$6,154
Accrued compensation and related benefits	6,377	8,299
Accrued liabilities	14,150	14,959

Total current liabilities	28,682	29,412

Deferred rent and other liabilities	38	323
Non-current income tax liability	5,316	5,318

Total liabilities	34,036	35,053

Stockholders’ equity:
Common stock, $0.001 par value, $34 and $33 in 2008 and 2007, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,927,788 and 33,454,595 in 2008 and 2007, respectively	148,353	143,890
Deferred stock compensation	—	(3)
Retained earnings (accumulated deficit)	14,178	(6,815)
Accumulated other comprehensive income (loss)	(745)	465

Total stockholders’ equity	161,786	137,537

Total liabilities and stockholders’ equity	$195,822	$172,590

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007 (as restated, see Note 10)	September 30, 2008	September 30, 2007 (as restated, see Note 10)
Revenue	$48,891	$40,188	$125,802	$95,517
Cost of revenue*	18,201	14,662	46,620	34,873

Gross profit	30,690	25,526	79,182	60,644

Operating expenses:
Research and development*	9,420	7,489	25,594	19,849
Selling, general and administrative*	9,560	8,071	27,200	21,387
Lease abandonment	—	—	—	(496)
Patent litigation settlement	—	—	—	9,800
Provision for litigation expense	1,090	1,452	6,120	8,327

Total operating expenses	20,070	17,012	58,914	58,867

Income from operations	10,620	8,514	20,268	1,777
Other income (expense):
Interest and other income	684	1,223	2,928	3,399
Interest and other expense	(389)	8	(507)	(21)

Total other income, net	295	1,231	2,421	3,378

Income before income taxes	10,915	9,745	22,689	5,155
Income tax provision	458	752	1,697	2,857

Net income	$10,457	$8,993	$20,992	$2,298

Basic net income per share	$0.31	$0.28	$0.63	$0.07

Diluted net income per share	$0.29	$0.25	$0.58	$0.07

Weighted average common shares outstanding	33,869	31,995	33,482	31,293
Stock options and restricted stock	2,733	3,958	2,850	3,697

Diluted weighted-average common equivalent shares outstanding	36,602	35,953	36,332	34,990

* Stock-based compensation has been included in the following line items:
Cost of revenue	$76	$149	$249	$373
Research and development	1,471	1,326	4,074	3,379
Selling, general and administrative	1,787	1,748	5,141	4,296

Total	$3,334	$3,223	$9,464	$8,048

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007 (as restated, See Note 10)
Cash flows from operating activities:
Net income	$20,992	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,211	2,962
Loss on disposal of property and equipment	4	99
Deferred income tax assets	—	2,025
Deferred income tax liabilities	—	(39)
Tax benefit from stock option transactions	1,833	3,096
Excess tax benefit from stock option transactions	(583)	(2,417)
Stock-based compensation	9,464	8,048
Changes in operating assets and liabilities:
Accounts receivable	(10,541)	(3,616)
Inventories	(4,776)	(9,097)
Prepaid expenses and other assets	817	(3,313)
Accounts payable	1,732	3,620
Accrued and other long-term liabilities	(889)	5,369
Accrued income taxes payable and noncurrent tax liabilities	(1,253)	1,812
Accrued compensation and related benefits	(1,953)	2,077
Deferred rent	(196)	(160)

Net cash provided by operating activities	18,862	12,764

Cash flows from investing activities:
Property and equipment purchases	(3,623)	(4,647)
Proceeds from sale of property and equipment	—	27
Purchase of short-term investments	(17,370)	(53,733)
Purchase of long-term investments	(28,050)	—
Proceeds from sale of short-term investments	24,910	57,024
Proceeds from sale of long-term investments	725	—
Changes in restricted assets	2,296	—

Net cash used in investing activities	(21,112)	(1,329)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,405	12,680
Repurchase of common stock	(20,022)	—
Excess tax benefits from stock option transactions	583	2,417

Net cash provided by (used in) financing activities	(5,034)	15,097

Effect of change in exchange rates on cash	87	60

Net increase (decrease) in cash and cash equivalents	(7,197)	26,592
Cash and cash equivalents, beginning of period	83,114	50,816

Cash and cash equivalents, end of period	$75,917	$77,408

Supplemental disclosures of cash flow information:

Cash paid (refund) for taxes	$472	$(1,285)

Supplemental disclosures of non-cash investing and financing activities:

Liability accrued for equipment purchases	$241	$864

Unrealized loss on available-for-sale investments	$2,000	$—

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008. The impact of the adoption of SFAS 157 on the Company’s consolidated financial statements is discussed in Note 9. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to their nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value measurement option for any of its financial assets or liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2008 and 2007, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Non-Employee	$15	$72	$43	$118
ESPP	160	154	480	448
Restricted Stock	801	516	2,162	1,214
Stock Options	2,358	2,481	6,779	6,268

TOTAL	$3,334	$3,223	$9,464	$8,048

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

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Options granted under the 2004 Plan have a maximum term of ten years. New hire grants generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48 th monthly thereafter. Refresh grants generally vest over four years at the rate of 50 percent two years from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2007	1,603,319
2008 Additions to Plan	1,672,730
2008 Grants	(1,618,417)
2008 Cancellations	355,977

Available for Grant as of September 30, 2008	2,013,609

A summary of the status of the Company’s stock option plans at September 30, 2008 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,442,806	$10.50	6.64	$81,762,963

Options granted (weighted-average fair value of $7.11 per share)	1,318,290	19.59
Options exercised	(1,403,102)	9.00
Options forfeited	(336,132)	14.14

Outstanding at September 30, 2008	7,021,862	$12.33	5.98	$40,866,783

Options exercisable at September 30, 2008 and expected to become exercisable	6,462,240	$11.99	5.95	$39,536,100

Options vested and exercisable at September 30, 2008	3,404,530	$7.82	5.72	$32,758,504

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $7.3 million and $11.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $20.4 million and $26.6 million, respectively. Net cash proceeds from the exercise of stock options was $4.8 million for the three months ended September 30, 2008 and $5.4 million for the three months ended September 30, 2007. Net cash proceeds from the exercise of stock options was $12.6 million for the nine months ended September 30, 2008 and $11.0 million for the nine months ended September 30, 2007. At September 30, 2008, unamortized compensation expense related to unvested options was approximately $18.4 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.5 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock based awards granted during the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected term (years)	4.1	4.4	4.2	4.5
Expected volatility	40.2%	42.8%	40.4%	45.3%
Risk-free interest rate	3.1%	4.6%	2.8%	4.7%
Dividend yield	—	—	—	—

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

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the three months ended September 30, 2008 and 2007, 65,117 shares and 71,465 shares, respectively, were issued under the Purchase Plan. For the nine months ended September 30, 2008 and 2007, 125,207 shares and 180,148 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the nine months ended September 30, 2008:

Available Shares as of December 31, 2007	1,497,217
2008 Additions to Plan	669,092
2008 Purchases	(125,207)

Available Shares as of September 30, 2008	2,041,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The intrinsic value for stock purchased was $0.7 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2007, respectively. The unamortized expense as of September 30, 2008 was $0.3 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and nine months ended September 30, 2008 and 2007, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	45.4%	38.9%	48.3%	45.2%
Risk-free interest rate	1.9%	5.1%	2.0%	5.1%
Dividend yield	—	—	—	—

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2007	175,539	$10.86	1.31

Awards released	(76,076)	10.18
Awards forfeited	(16,586)	9.62

Outstanding at September 30, 2008	82,877	$11.72	0.77

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2007	182,500	$15.37	1.91

Awards granted	300,127	18.69
Awards released	(57,875)	16.53
Awards forfeited	(7,609)	15.98

Granted as of September 30, 2008	417,143	$17.84	2.71

The intrinsic value related to restricted stock awards and units released for the three months ended September 30, 2008 and 2007 was $1.4 million and $0.5 million, respectively. The intrinsic value related to restricted stock awards and units released for the nine months ended September 30, 2008 and 2007 was $2.7 million and $1.4 million, respectively. At September 30, 2008, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $5.8 million with a weighted average remaining recognition period of 2.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

3. Inventories — Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Work in progress	$14,857	$8,101
Finished goods	7,448	9,386

Total inventories	$22,305	$17,487

4. Accrued Liabilities — Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Warranty	$815	$1,025
Legal expenses and settlement costs	8,575	9,664
Professional fees	645	746
Deferred revenue	1,437	1,306
Other	2,678	2,218

Total accrued liabilities	$14,150	$14,959

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

For the three and nine months ended September 30, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented as their effect would have been antidilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock Options	1,661	23	1,854	1,047

Total	1,661	23	1,854	1,047

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the three and nine months ended September 30, 2008 and 2007, the Company’s comprehensive income includes foreign currency translation adjustments. For the three and nine months ended September 30, 2008, the Company’s comprehensive income also includes a temporary impairment (unrealized loss) of $1.6 and $2.0 million, respectively, from long-term investments. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$10,457	$8,993	$20,992	$2,298
Other comprehensive income:
Unrealized loss on available-for-sale and long-term investments	(1,642)	—	(2,053)	—
Foreign currency translation adjustments	(79)	169	843	308

Comprehensive income	$8,736	$9,162	$19,782	$2,606

6. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics, and wireless markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2008, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
Customers	2008	2007	2008	2007
A	18%	18%	20%	18%
B	14%	*	10%	*
C	10%	17%	10%	15%

*	represents less than 10%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2008	2007	2008	2007
China	$20,556	$20,766	$56,529	$48,190
Korea	8,963	4,245	20,903	11,301
Taiwan	7,990	5,218	17,656	14,048
Japan	4,612	3,453	12,356	8,182
Europe	3,125	3,139	8,593	6,118
Other	2,508	2,189	6,541	5,008
USA	1,137	1,178	3,224	2,670

Total	$48,891	$40,188	$125,802	$95,517

The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2008	2007	2008	2007
DC to DC Converters	$34,131	$25,590	$88,113	$61,448
LCD Backlight Inverters	10,335	10,940	27,064	25,991
Audio Amplifiers	4,425	3,658	10,625	8,078

Total	$48,891	$40,188	$125,802	$95,517

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	September 30, 2008	December 31, 2007
China	$10,420	$10,598
United States	4,060	3,635
Taiwan	106	105
Japan	28	26
Other	40	55

TOTAL	$14,654	$14,419

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

On May 1, 2007, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that certain of the Company’s CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On August 20, 2008, the parties filed a joint stipulation to a dismissal with prejudice of their respective claims for relief in which O2 covenants not to assert or reassert its ‘129 patent against the Company or its direct and indirect customers for infringement by the Company’s series of power inverter controller products.

On September 30, 2008, based on information and belief that O2 had alleged to the Company’s customer that certain of its inverter controller products infringe O2’s patents, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that those products do not infringe O2’s 6,856,519 (‘519) patent family. This case is still in the early proceedings.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of its counter-injunctions and to prevent O2 from seizing the Company’s assets. In July 2008, the parties agreed to cease all provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, the Company retrieved a portion of the bonds in the amount of approximately $1.8 million in the third quarter of 2008 and the remaining portion in October 2008. The remaining $6.1 million is currently recorded as short-term restricted assets on the Company’s consolidated balance sheet as of September 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

On July 30, 2007, the Company settled its litigation with TSE concerning the Indemnification Agreement. As of September 30, 2008, the Company had $7.4 million held in escrow for which the Company could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware issued a judgment as a matter of law that the Company did not breach its October 1, 2005 Settlement and License Agreement with Linear. The Company plans to seek recovery of its attorney fees and costs from Linear, pursuant to a prevailing party attorneys fees provision in the Settlement and License Agreement. However, there can be no assurance that the Company can be successful in obtaining such recovery.

The court also found as a matter of law that the Company did not willfully infringe the patent claims of U.S. Patent Numbers 5,481,178 and 6,580,258 asserted by Linear against MPS’ accused MP1543 product, which has been discontinued. However, the jury returned a verdict that an evaluation board containing the previously discontinued MP1543 product had directly infringed the asserted patent claims and that Linear’s patents mentioned above are valid. The parties had stipulated to a total of ten dollars in nominal patent infringement damages in the event that Linear prevailed in that dispute. The court has not issued a final judgment concerning the patent infringement and validity claims.

Chip Advanced Technology Inc.

On December 12, 2007, the Company filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. In the complaint, MPS seeks unspecified damages and a court-ordered injunction against future infringement by CAT. Through this lawsuit, MPS intends to vigorously protect and enforce its intellectual property. On September 16, 2008, the Company amended its complaint to add trade secret misappropriation claims against CAT. As the case is in its early stages, the Company is not able to determine the outcome of the litigation.

8. Stock Repurchase Program

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million of its common stock through the end of 2008. As of September 30, 2008, the following shares have been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028
April	201,863	$20.03	$4,043
May	100	$21.98	$2
June	18,000	$21.66	$390
July	14,155	$21.86	$309
August	100	$22.03	$2
September	307,355	$18.82	$5,784

Total	1,096,405		$20,022

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

9. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The following table details the fair value measurements as of September 30, 2008 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,935	$61,935	$—	$—
Fixed income available-for-sale securities	22,693	22,693	—	—
Auction-rate securities	36,825	—	—	36,825

	$121,453	$84,628	$—	$36,825

Fixed income available-for-sale securities includes government agencies and treasuries and commercial paper, $8.7 million of which are classified as short-term investments and the remainder of which is classified as cash and cash equivalents on the Consolidated Balance Sheet. At September 30, 2008, there was an immaterial amount of unrealized gains and losses from these investments.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Beginning balances as of January 1, 2008	$—
Unrealized loss included in accumulated other comprehensive loss	$(410)
Purchases, sales and settlements (net)	$28,050
Transfer into Level 3	$11,500
Ending balances as of March 31, 2008	$39,140

Ending balances as of June 30, 2008	$39,140

Unrealized loss included in accumulated other comprehensive loss	$(1,590)
Purchases, sales and settlements (net)	$(725)
Ending balances as of September 30, 2008	$36,825

The Company’s Level 3 assets consist entirely of auction-rate securities. The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid earlier in 2008. As of September 30, 2008, the Company’s investment portfolio included $36.8 million, net of temporary impairment charges of $2.0 million, in auction-rate securities backed by municipal bonds and government-backed student loans, which the Company has classified as long-term investments. As of September 30, 2008, $38.8 million, the face value of the Company’s auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested remains AAA rated.

To value the auction-rate securities at September 30, 2008, the discounted cash flow model used the following assumptions:

•	18-month time to liquidity;

•	discount rate of approximately 7.3%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 3.9%, which includes the 2-year treasury rate plus a penalty premium, over the period in which these securities are not liquid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Based on these assumptions, the Company recorded a temporary impairment on investments of $2.0 million during the nine months ended September 30, 2008 for these available-for-sale securities in accumulated other comprehensive income (loss) within equity. As a result, net assets decreased by $2.0 million. The temporary impairment charge had no impact on net income. The Company intends to hold these investments through successful auctions at par, which the Company believes could take approximately 1.5 years. Therefore, the Company reclassified all auction-rate securities as non-current on its balance sheet. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. The Company experienced its first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

In October 2008, the Company received an offer to participate in an auction-rate securities rights offering from UBS to sell up to $18.2 million in eligible auction-rate securities commencing in June 2010. The offer gives the Company the right but not the obligation to sell these securities at par to UBS. In addition, accepting this offer will allow the Company to borrow up to $18.2 million beginning October 7, 2008. The Company is currently evaluating the offer, which expires on November 14, 2008 and which requires the Company to enter into a release of claims in favor of UBS.

10. Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, the Company’s management determined that there was an error in recording the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary. As a result, the Company restated the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007.

A summary of the effects of the restatement is shown below, which includes the following adjustments:

•

an error in the calculation of the tax effect of stock-based compensation expense related to Monolithic Power Systems, Inc.’s cost-share agreement with a foreign subsidiary, which decreased the tax expense for the three months ended September 30, 2007 and decreased the tax expense recognized for the nine months ended September 30, 2007. The restatement also included adjustments to the cash flow effects related to the tax assets and liabilities and tax benefits within the Condensed Consolidated Statement of Cash Flows. There was no change to cash and cash equivalents as a result of these adjustments.

Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	For the three months ended September 30, 2007		For the nine months ended September 30, 2007
	as previously reported	as restated	as previously reported	as restated
Income tax provision	$1,475	$752	$3,197	$2,857
Net income	$8,270	$8,993	$1,956	$2,298
Basic net income per share	$0.26	$0.28	$0.06	$0.07
Diluted net income per share	$0.23	$0.25	$0.06	$0.07

Condensed Consolidated Statement of Cash Flows (in thousands):

	Nine months ended September 30,
	2007 (as previously recorded)	2007 (as restated)
Cash flows from operating activities:
Net income	$1,956	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax assets	$590	2,025
Tax benefit from stock option transactions	$3,049	3,096
Excess tax benefit from stock option transactions	$(2,593)	(2,417)
Prepaid expenses and other current assets	$(2,450)	(3,313)
Accrued income taxes payable and noncurrent tax liabilities	$2,772	1,812
Net cash provided by operating activities	$12,587	$12,764
Cash flows from financing activities:
Excess tax benefits from stock option transactions	$2,593	$2,417
Net cash provided by financing activities	$15,274	$15,097

11. Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2008 was $0.5 million or 4.2% of the Company’s income before income taxes and $1.7 million or 7.5% of the Company’s income before income taxes, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income is taxed at lower rates and deductions from stock option exercises. The income tax provision for the three and nine months ended September 30, 2007 was $0.8 million or 7.7% of the pre-tax income and $2.9 million or 55.4% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company recorded an increase in the valuation allowance of its deferred tax assets in the amount of $1.5 million as the Company no longer expects that its deferred tax assets will be realized. Furthermore, the Company provided a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement in the second quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation and environmental issues on the revenue we derive from our CCFL product line,

•	the cyclical nature of the semiconductor industry,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the effect of auction-rate securities on our liquidity and capital resources, and

•	estimates of our future liquidity requirements.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including notebook computers, flat panel televisions, cellular handsets, wireless communications, telecommunications equipment, general consumer products, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to introduce additional new products within our existing product families, as well as in new product categories.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we will not be immune from future industry downturns or macroeconomic downturns, we have targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 91% of our revenue for the three months ended September 30, 2008 and 89% for the three months ended September 30, 2007 was attributable to direct or indirect sales to customers in

Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, long-term investments, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the three months ended September 30, 2008 and 2007, we recognized $0.4 million and $0.3 million, respectively, in revenue that is attributable to this distributor. For the nine months ended September 30, 2008 and 2007, we recognized $1.0 million and $0.7 million, respectively, in revenue that is attributable to this distributor. We also had a distribution and service agreement with a distributor for which the revenue is deferred until the services have been performed. Effective April 2008, this agreement ended. The remaining deferred revenue of $0.1 million is being recorded as resale occurs.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions on the tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements in the period such determination is made. Due to the adoption of FIN 48 effective January 1, 2007, we calculated our uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and our international tax structure exposure.

As of September 30, 2008 and December 31, 2007, we had a valuation allowance of $11.9 million and $11.9 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Investments in Auction Rate Securities. We account for our auction rate securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classify them as “available for sale.” Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of taxes, through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. In the first quarter of 2008, we revised the classification of investments in auction rate securities from short-term investments to long-term investments on our consolidated balance sheet. To date, we have recorded a temporary impairment charge of $2.0 million in accumulated other comprehensive income (loss) within equity.

Results of Operations

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.2%	36.5%	37.0%	36.5%

Gross profit	62.8%	63.5%	63.0%	63.5%
Operating expenses:
Research and development	19.3%	18.6%	20.3%	20.8%
Selling, general and administrative	19.6%	20.1%	21.6%	22.4%
Lease abandonment	0.0%	0.0%	0.0%	(0.5)%
Patent litigation settlement	0.0%	0.0%	0.0%	10.3%
Provision for litigation expense	2.2%	3.6%	4.9%	8.7%

Total operating expenses	41.1%	42.3%	46.8%	61.7%

Income from operations	21.7%	21.2%	16.2%	1.8%
Other income (expense):
Interest and other income	1.4%	3.1%	2.3%	3.5%
Interest and other expense	(0.8)%	0.0%	(0.5)%	(0.0)%

Total other income, net	0.6%	3.1%	1.8%	3.5%

Income before income taxes	22.3%	24.3%	18.0%	5.3%
Income tax provision	0.9%	1.9%	1.3%	2.9%

Net income	21.4%	22.4%	16.7%	2.4%

Revenue.

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Revenue	$48,891	$40,188	21.7%	$125,802	$95,517	31.7%

Revenue for the three months ended September 30, 2008 was $48.9 million, an increase of $8.7 million, or 21.7%, from $40.2 million for the three months ended September 30, 2007. The increase in revenue between the two periods resulted primarily from increased sales of our DC to DC converters of $8.5 million. Revenue for the nine months ended September 30, 2008 was $125.8 million, an increase of $30.3 million, or 31.7%, from $95.5 million for the nine months ended September 30, 2007. The increase in revenue between these two periods resulted primarily from increased sales of our DC to DC converters of $26.7 million. For the three and nine months ended September 30, 2008, revenue from our DC to DC converters increased due to increased sales of consumer end market devices.

The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2008		2007		Change	2008		2007		Change
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue		(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$34,131	69.8%	$25,590	63.7%	33.4%	$88,113	70.0%	$61,448	64.3%	43.4%
LCD Backlight Inverters	10,335	21.1%	10,940	27.2%	-5.5%	27,064	21.5%	25,991	27.2%	4.1%
Audio Amplifiers	4,425	9.1%	3,658	9.1%	21.0%	10,625	8.4%	8,078	8.5%	31.5%

	$48,891	100.0%	$40,188	100.0%	21.7%	$125,802	100.0%	$95,517	100.0%	31.7%

While we have experienced significant revenue growth for the three and nine months ended September 30, 2008, and we continue to deliver innovative products, we recognize that there has recently been a deterioration in general demand for electronic products as a result of the worldwide financial crisis and associated macro-economic slowdown and we do not expect to be unaffected by such deterioration in demand.

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 62.8% for the three months ended September 30, 2008 and 63.5% for the three months ended September 30, 2007. Gross profit as a percentage of revenue was 63.0% for the nine months ended September 30, 2008 and 63.5% for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008 and 2007, gross margin declined year-over-year as a result of a slight decrease in the average selling price of certain of our mature DC to DC products.

Research and Development.

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Revenue	$48,891	$40,188	21.7%	$125,802	$95,517	31.7%
Research and development (“R&D”) (including stock-based compensation of $1,471 and $1,326 for the three months ended September 30, 2008 and 2007, respectively, and $4,074 and $3,379 for the nine months ended September 30, 2008 and 2007, respectively)	$9,420	$7,489	25.8%	$25,594	$19,849	28.9%

R&D as a percentage of revenue	19.3%	18.6%		20.3%	20.8%

R&D expenses were $9.4 million, or 19.3% of revenue, for the three months ended September 30, 2008 and $7.5 million, or 18.6% of revenue, for the three months ended September 30, 2007. R&D expenses were $25.6 million, or 20.3% of revenue, for the nine months ended September 30, 2008 and $19.8 million, or 20.8% of revenue, for the nine months ended September 30, 2007. The year-over-year increase in R&D expenses was primarily due to an increase in R&D headcount, new product development activities, bonus accruals and patent-related activities. The year-over-year increase for the nine months ended September 30, 2008 and 2007 was also due to an increase in stock-based compensation expenses of $0.7 million.

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Revenue	$48,891	$40,188	21.7%	$125,802	$95,517	31.7%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,787 and $1,748 for the three months ended September 30, 2008 and 2007, respectively, and $5,141 and $4,296 for the nine months ended September 30, 2008 and 2007, respectively)	$9,560	$8,071	18.4%	$27,200	$21,387	27.2%

SG&A as a percentage of revenue	19.6%	20.1%		21.6%	22.4%

SG&A expenses were $9.6 million, or 19.6% of revenue, for the three months ended September 30, 2008 and $8.1 million, or 20.1% of revenue, for the three months ended September 30, 2007. SG&A expenses were $27.2 million, or 21.6% of revenue, for the nine months ended September 30, 2008 and $21.4 million, or 22.4% of revenue, for the nine months ended September 30, 2007. SG&A expenses increased year-over-year due to an increase in headcount to support the growth in business, bonus accruals, sales commissions and sales representative contractual obligations. However, SG&A expenses as a percentage of revenue for both the three and nine months ended September 30, 2008 declined due to scaling efficiencies. The year-over-year increase for the nine months ended September 30, 2008 and 2007 was also due to an increase in stock-based compensation expenses in the amount of $0.8 million.

Lease Abandonment.

In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos property for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to recover is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007.

Patent Litigation Settlement.

In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded a provision for litigation of $9.8 million, or 31.8% of revenue.

Provision for Litigation Expense.

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Revenue	$48,891	$40,188	21.7%	$125,802	$95,517	31.7%
Provision for litigation expense	$1,090	$1,452	(24.9%)	$6,120	$8,327	(26.5%)

Provision for litigation expense as a percentage of revenue	2.2%	3.6%		4.9%	8.7%

Provision for litigation expenses, excluding settlement expenses of $9.8 million in 2007, were $1.1 million, or 2.2% of revenue, for the three months ended September 30, 2008 as compared to $1.5 million, or 3.6% of revenue, for the three months ended September 30, 2007. Provision for litigation expenses, excluding settlement expenses of $9.8 million in 2007, were $6.1 million, or 4.9% of revenue, for the nine months ended September 30, 2008 as compared to $8.3 million, or 8.7% of revenue, for the nine months ended September 30, 2007. We incurred significant legal expenses during the nine months ended September 30, 2008 for our lawsuit with Linear Technology. For the nine months ended September 30, 2007, we incurred significant legal expenses to prepare for and try our cases against O2 Micro and TSE.

Income Tax Provision. The income tax provision for the three and nine months ended September 30, 2008 was $0.5 million or 4.2% of our income before income taxes and $1.7 million or 7.5% of our income before income taxes, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and deductions from stock option exercises. The income tax provision for the three and nine months ended September 30, 2007 was $0.8 million or 7.7% of the pre-tax income and $2.9 million or 55.4% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because we recorded an increase in the valuation allowance of our deferred tax assets in the amount of $1.5 million as we no longer expect that our deferred tax assets will be realized. Furthermore, we provided a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement in the second quarter of 2007.

Liquidity and Capital Resources.

As of September 30, 2008, we had working capital of $114.5 million, including cash and cash equivalents of $75.9 million and short-term investments of $8.7 million compared to working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million as of December 31, 2007. During the quarter ended March 31, 2008, we reclassified $39.6 million in auction-rate securities from-short-term investments to long-term investments. To date, we sold $0.7 million in long-term investments and recorded a temporary impairment of $2.0 million for these available-for-sale securities in accumulated other comprehensive income (loss) within equity. We have financed our growth primarily with proceeds from cash generated from operating activities, the issuance of common stock and the exercise of stock options.

For the nine months ended September 30, 2008, net cash provided by operating activities was $18.9 million, primarily due to strong sales during the nine months ended September 30, 2008. Accounts receivable increased due to increased sales in the third quarter of 2008. Inventory increased due to anticipated future demand for our products. Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2007 due to an increase in sales. This was offset by an increase in accrued liabilities, primarily due to a provision for litigation of $9.8 million to settle the TSE lawsuit and an increase in inventory purchases in anticipation of future demand. Accounts receivable and accounts payable increased as a result of increased sales and inventory purchases, respectively.

For the nine months ended September 30, 2008, net cash used in investing activities was $21.1 million, primarily related to the purchase of investments which we were not able to sell during the period due to the illiquidity related to auction-rate securities and the purchase of $3.6 million in capital equipment. For the nine months ended September 30, 2007, we used $1.3 million, primarily due to net proceeds from our investments in the amount of $3.3 million, partially offset by capital equipment purchases in the US and Chengdu of $4.6 million.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid earlier in 2008. As of September 30, 2008, our investment portfolio included $36.8 million, net of temporary impairment charges of $2.0 million, in auction-rate securities backed by government-backed student loans. As of that date, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to the auction-rate securities in which hawse have invested, the fair value of which was determined using the discounted cash flow model. The discounted cash flow model at September 30, 2008 used the following assumptions:

•	18-month time to liquidity;

•	discount rate of approximately 7.3%, which includes the 2-year LIBOR rate, the cost of debt and a liquidity risk premium; and

•	cash flows of approximately 3.9%, which includes the 2-year treasury rate plus a penalty premium, over the period in which these securities are not liquid.

Based on these assumptions, we recorded a temporary impairment of $2.0 million for these available-for-sale securities in accumulated other comprehensive income (loss) within equity. We intend to hold these investments through successful auctions at par, which we believe could take 1.5 years. The valuation, however, is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. If the auctions continue to fail, the liquidity of the our investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

In October 2008, we received an offer to participate in an auction-rate securities rights offering from UBS to sell up to $18.2 million in eligible auction-rate securities commencing in June 2010. The offer gives us the right but not the obligation to sell these securities at par to UBS. In addition, accepting this offer will allow us to borrow up to $18.2 million beginning October 7, 2008. We are currently evaluating the offer, which expires on November 14, 2008 and which requires us to enter into a release of claims in favor of UBS.

Net cash used by financing activities for the nine months ended September 30, 2008 was $5.0 million, primarily from the repurchase of $20.0 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $14.4 million and excess tax benefits related to the exercise of options of $0.6 million. Net cash provided by financing activities for the nine months ended September 30, 2007 was $15.1 million, primarily from the issuance of common stock in the amount of $12.7 million and excess tax benefits related to the exercise of options in the amount of $2.4 million.

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

Contractual Obligations and Off Balance Sheet Arrangements.

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

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. There were no material changes to our contractual obligations since December 31, 2007. However, as of September 30, 2008, our total outstanding purchase commitments were $7.8 million, which includes wafer purchases from our contracted foundries and the purchase of assembly services primarily from two contractors in Asia. This compares to purchase commitments of $9.1 million as of December 31, 2007.

As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2007, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on May 12, 2008. During the nine months ended September 30, 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weakness described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

As more fully described in our amended annual report on Form 10-K/A filed on May 12, 2008, we did not maintain, as of December 31, 2007, effective internal control over financial reporting related to accounting for certain tax effects of stock-based compensation. As a result, our management concluded that these control deficiencies that resulted in the need for a restatement of our previously issued consolidated financial statements constituted a material weakness as of December 31, 2007 that has continued through September 30, 2008.

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

We made no changes to our internal control over financial reporting during the three-month period ended September 30, 2008, except for the continuation of the remedial efforts as described below to address the material weakness described above.

Remedial Efforts to Address the Material Weakness

Following the identification of the material weakness in the second quarter of fiscal 2008, we initiated remediation measures to address the material weakness over the accounting for income taxes, which included replacing our external tax advisors and corresponding external tax review team. The team has been in place since the second quarter of 2008 and in the third quarter of 2008, we have continued to improve our review process for the tax provision computation.

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

On May 1, 2007, we filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that certain of our CCFL products do not infringe O2’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On August 20, 2008, the parties filed a joint stipulation to a dismissal with prejudice of their respective claims for relief in which O2 covenants not to assert or reassert its ‘129 patent against us or our direct and indirect customers for infringement by our series of power inverter controller products.

On September 30, 2008, based on information and belief that O2 had alleged to our customer that certain of our inverter controller products infringe O2’s patents, we filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2 that those products do not infringe O2’s 6,856,519 (‘519) patent family. This case is still in the early proceedings.

In addition to the U.S. litigation described above, O2 has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of our counter-injunctions and to prevent O2 from seizing our assets. In July 2008, the parties agreed to cease all provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, we retrieved a portion of the bonds in the amount of approximately $1.8 million in the third quarter of 2008 and the remaining portion in October 2008. The remaining $6.1 million is currently recorded as short-term restricted assets on our consolidated balance sheet as of September 30, 2008.

Taiwan Sumida Electronics

On July 30, 2007, we settled our litigation with TSE concerning the Indemnification Agreement. As of September 30, 2008, we had $7.4 million held in escrow for which we could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware issued a judgment as a matter of law that we did not breach its October 1, 2005 Settlement and License Agreement with Linear. We plan to seek recovery of our attorney fees and costs from Linear, pursuant to a prevailing party attorneys fees provision in the Settlement and License Agreement. However, there can be no assurance that we can be successful in obtaining such recovery.

The court also found as a matter of law that we did not willfully infringe the patent claims of U.S. Patent Numbers 5,481,178 and 6,580,258 asserted by Linear against MPS’ accused MP1543 product, which has been discontinued. However, the jury returned a verdict that an evaluation board containing the previously discontinued MP1543 product had directly infringed the asserted patent claims and that Linear’s patents mentioned above are valid. The parties had stipulated to a total of ten dollars in nominal patent infringement damages in the event that Linear prevailed in that dispute. The court has not issued a final judgment concerning the patent infringement and validity claims.

Chip Advanced Technology Inc.

On December 12, 2007, we filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. In the complaint, MPS seeks unspecified damages and a court-ordered injunction against future infringement by CAT. On September 16, 2008, we amended our complaint to add trade secret misappropriation claims against CAT. Through this lawsuit, MPS intends to vigorously protect and enforce its intellectual property. As the case is in its early stages, we are not able to determine the outcome of the litigation.

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

If we are unsuccessful in any of the legal proceedings involving us and O2 Micro, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in legal proceedings with O2. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement. O2 has also taken legal action against one of our customers of our products in Taiwan, which we are indemnifying, and against one of our suppliers. We are also involved in litigation with CAT. See the Legal Proceedings section in Part II, Item 1 of this quarterly report on Form 10-Q for more information.

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

Until our legal proceedings with O2 and CAT are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

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

The market for auction-rate securities, which are generally issued by municipalities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid earlier in 2008. As of September 30, 2008, our investment portfolio included $36.8 million, net of temporary impairment charges of $2.0 million, in auction-rate securities backed by municipal bonds and government-backed student loans. As of that date, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

Based on certain assumptions described in the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded a temporary impairment on investments through September 30, 2008 of $2.0 million for these available-for-sale securities in accumulated other comprehensive income (loss) within equity. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we recently received an offer to participate in an auction-rate securities rights offering from UBS to sell up to $18.2 million in eligible auction-rate securities at par to UBS commencing in June 2010, if this rights offering is not successful or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

Moreover, approximately 21% of our business is based on products that are used in systems that contain CCFL. CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	the timing of developments and related expenses in our litigation matters with O2, TSE, Linear and CAT and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields;

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns.

•	adverse general economic conditions in the countries where our products are sold or used; and

•	movements in exchange rates, interest rates or tax rates.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended September 30, 2008, sales to our three largest distributors accounted for approximately 42% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended September 30, 2008, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	transportation delays;

•	recent changes in tax regulations in China may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. Should the value of the Chinese Yuan continue to rise against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, because we collect payments from all customers in U.S. dollars, fluctuations in the value of foreign currencies could have an adverse impact on our customers’ business, which could negatively impact our business and results of operations.

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

As a result of an error in our tax provision for the years ended December 31, 2007 and 2006, we restated our consolidated financial statements included in our annual report on Form 10-K/A for the years ended December 31, 2007 and 2006. In conjunction with these restatements and our assessment of the effectiveness of our internal control over financial reporting, we identified a material weakness, as follows:

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

No material weakness will be considered remediated until any remedial procedures that we take have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate the material weakness. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

If we fail to retain key employees in sales, applications, finance and legal make continued improvements to our internal systems, particularly in the accounting and finance area, our business may suffer.

Since 2006, we significantly increased the quantity and quality of our sales, applications, financial and legal staff. However, if we fail to continue to adequately staff these areas and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

Executive officers, directors, and affiliated entities beneficially own in aggregate, approximately 15% of our outstanding common stock as of September 30, 2008. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: October 23, 2008	/s/ C. RICHARD NEELY, JR.
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