Form 10-K
period 2008-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2009-02-27
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6409 Guadalupe Mines Road, San Jose, CA 95120 (408) 826-0600

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s stock outstanding as of June 30, 2008 was 33,669,624. The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2008 was $21.62. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2008 was $542,800,952.*

There were 33,836,887 shares of the registrant’s common stock issued and outstanding as of February 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2008.

*	Excludes 8,563,197 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “MPS”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product market areas that we have targeted;

•	our plan to introduce additional new products within our existing product families as well as in new product categories;

•	the impact of our outstanding litigation and environmental issues on the revenue we derive from our CCFL product line;

•	the effect of auction-rate securities on our liquidity and capital resources;

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	protection of our proprietary technology;

•	near term business outlook for 2009;

•	factors that we believe will impact our ability to achieve revenue growth;

•	the percentage of our total revenue from various market segments;

•	our facility in China for testing our ICs;

•	anticipated demand for our products and anticipated global demand for electronics; and

•	our anticipated needs for additional facilities for our operations.

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

General

Monolithic Power Systems designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. We combine advanced process technology with our highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. Our products are used extensively in computing and network communications products, flat panel TVs, set top boxes and a wide variety of consumer and portable electronics products. We partner with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels. Founded in 1997 and headquartered in San Jose, California, we have expanded our global presence with offices in Taiwan, China, Korea, Japan, and Europe, which operate under MPS International, Ltd.

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

Direct Current (DC) to DC Converters.    DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, set top boxes, automobiles and medical equipment. We believe that our DC to DC converters are differentiated in the market, particularly with respect to their high degree of integration and rapid switching speeds. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices.

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

We currently target our products at the computing, consumer electronics and communications markets, with the consumer market representing the largest portion of our revenue. As we continue to expand our product portfolio and addressable markets, and as other end markets in which we participate continue to grow, we expect our revenue from the consumer market to decline as a percentage of our total revenue over time.

The following is a brief summary of our product family solutions for various applications. For each of these applications, we are currently shipping product or have design wins, which are decisions by original equipment manufacturers, or OEMs, or original design manufacturers, or ODMs, to use our ICs:

Application	LCD Backlight Inverters	DC to DC Converters	Audio Amplifiers	Xenon Flash	Linear Chargers	Current Limit Switches
Computing
Computers and PDA devices	X	X				X
LCD Monitors	X	X	X
Disk Drives/Storage Networks		X				X

Consumer Electronics
LCD TV Displays	X	X	X			X
Plasma TV Displays	X	X	X			X
Set Top Boxes		X				X
DVD Players	X	X	X

Digital Still Cameras		X		X	X

GPS and Infotainment systems	X	X				X

Communications
Cellular Handsets		X	X	X	X
Networking Infrastructure		X
VOIP		X
Wireless Access Points		X

We derive a majority of our revenue from the sales of our DC to DC converter IC product family to the computing, consumer electronics and communications markets. In the future, we will continue to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, as well as expand our newer product families in battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of Greater China, expand our customer base and successfully secure manufacturing capacity.

Please refer to the table showing our revenue by product family in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

Customers, Sales, and Marketing

We sell our products through third party distributors and directly to OEMs, ODMs, and electronic manufacturing service providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers. Distributors may distribute our products to end customers which include OEMs, ODMs or electronic manufacturing service providers. ODMs typically design and manufacture electronic products on behalf of OEMs, and electronic manufacturing service providers typically provide manufacturing services for OEMs and other electronic product suppliers. The following is a summary for the years ended December 31, 2008, 2007 and 2006 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Revenue Year ended December 31,
Customers	2008	2007	2006
A	20%	18%	17%
B	10%	15%	14%

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

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 89% of our revenue in 2008 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our backlog at December 31, 2008 was $10.4 million. We believe that backlog is not necessarily a good indicator of our future sales. Order lead times may vary, and, as is common within our industry, customers are allowed to reschedule or cancel orders on relatively short notice. Our quarterly revenue is also influenced by orders booked and shipped within that quarter which are not reflected as backlog at the end of any preceding quarter. Our manufacturing lead times are generally 4 to 12 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we are not and will not be immune from current and future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

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

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of January 12, 2009, we had approximately 240 patents issued and pending, of which 43 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through August 2026 and our other issued patents are scheduled to expire at various times through December 2027. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2Micro International Limited (“O2Micro”), Linear Technology Corporation (“Linear”) and Chip Advanced Technology Inc. (“CAT”). For a more complete description of our legal matters, please read the section entitled Item 3. Legal Proceedings and Note 10 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and a supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

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

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million, which option becomes exercisable in March 2011. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. Furthermore, we are continuing to expand our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2008, we employed 579 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Inc., Fairchild Semiconductor International, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microsemi Corporation, National Semiconductor Corporation, O2Micro International, Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V. and Texas Instruments Incorporated.

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

Geographical and Segment Information

Please refer to the geographical and segment information for each of the last three fiscal years in Note 13 to our consolidated financial statements.

Please refer to the discussion of risks attendant to our foreign operations in the section entitled “Item 1A: Risk Factors”.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of February 28, 2009 are as follows:

Name	Age	Position
Michael R. Hsing	49	President, Chief Executive Officer, and Director
Rick Neely	54	CFO, Senior Vice President of Finance and Principal Financial and Accounting Officer
Deming Xiao	46	President of MPS Asia Operations
Maurice Sciammas	49	Senior Vice President of Worldwide Sales and Marketing
Adriana Chiocchi	46	Senior Vice President, Chief Legal Officer and Corporate Secretary
Paul Ueunten	54	Senior Vice President of Engineering

Michael R. Hsing has served on our board of directors and has served as our President and Chief Executive Officer since founding Monolithic Power Systems in August 1997. Before founding our company, Mr. Hsing held senior technical positions at companies such as Supertex, Inc. and Micrel, Inc. Mr. Hsing is an inventor on numerous patents related to the process development of bipolar mixed-signal semiconductor manufacturing. Mr. Hsing holds a B.S.E.E. from the University of Florida.

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

Deming Xiao has served as our President of our Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao has held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and a M.S.E.E. from Wayne State University.

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

If we are unsuccessful in any of the legal proceedings involving us and O2Micro, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

We are engaged in legal proceedings with O2Micro. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement. O2Micro has also taken legal action against certain customers, which we are indemnifying. Other new or existing customers may request similar indemnity from us because of continued legal actions between us and O2Micro. We are also involved in litigation with CAT. See the section entitled “Item 3. Legal Proceedings” of this annual report on Form 10-K for more information.

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

Until our legal proceedings with O2Micro, TSE and CAT are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2Micro, Linear and CAT. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters with O2Micro, TSE, Linear and CAT and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

The market for government-backed student loan auction-rate securities with interest rates that reset every 7 to 35 days, has recently suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of December 31, 2008, our investment portfolio included $37.4 million, net of temporary impairment charges of $1.4 million, in government-backed student loan auction-rate securities. As of that date, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

Based on certain assumptions described in Note 2 to our consolidated financial statements and the Liquidity and Capital Resources section of Part II, Item 7 of this annual report on Form 10-K, we recorded impairment charges on these investments in 2008. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $18.2 million in eligible auction-rate securities at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

Should there be further deterioration in the market for auction-rate securities or if the accounting rules for these securities change, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings.

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

We believe that the application of our products in the computer, consumer electronics and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease. In the fourth quarter of 2008, the semiconductor industry as a whole saw dramatic declines in overall demand, which affected MPS. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

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

In the past, our revenues increased significantly in certain years due to increased sales of certain of our products. Due to increased competition, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and ongoing litigation, we may not experience growth rates comparable to past periods, which could affect our stock price and results of operations.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, is difficult to accurately forecast;

•	consumer electronic sales, which is currently experiencing a downturn as a result of the worldwide economic crisis;

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China; and

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2Micro, TSE, Linear and CAT litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors; and

•	changes in the estimation of the future size and growth rate of our markets;

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

We face risks in connection with our internal control over financial reporting related to income taxes.

Because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that resulted in restatements of our prior year financial results. Although we believe that we have remediated the material weakness associated with our internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting related to the calculation of our income tax provision that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2008, sales to our two largest distributors accounted for approximately 30% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is one year, which exposes the company to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

We currently depend on third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers become insolvent and are unable and/or fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with two suppliers for the production of wafers. Should any of our suppliers become insolvent, we many not be able to fulfill our customer orders, which would likely cause a decline in our revenue. Currently, the majority of wafer foundries in the semiconductor industry are operating well below normal capacity, including the two suppliers to MPS, and consequently our suppliers’ ability to meet their financial obligations may become impaired.

While certain aspects of our relationship with these suppliers are contractual, many important aspects of this relationship depend on our suppliers’ continued cooperation and our management relationships. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

All of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, the current global economic crisis may materially impact our assembly supplier’s ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2008, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

We and our manufacturing partners are or will be subject to extensive Chinese government regulation, and the benefit of various incentives from Chinese governments that we and our manufacturing partners receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

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

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facility in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.

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

If we fail to retain key employees in sales, applications, finance and legal or to make continued improvements to our internal systems, particularly in the accounting and finance area, our business may suffer.

Since 2006, we significantly increased the quantity and quality of our sales, applications, financial and legal staff. However, if we fail to continue to adequately staff these areas, maintain or upgrade our business systems and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders’ percentage ownership, and/or incur substantial debt or contingent liabilities. Such actions by us could impact our operating results and/or the price of our common stock. In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business.

We compete against many companies with substantially greater financing and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Analog Devices, Fairchild Semiconductor, Intersil, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor, O2Micro, RichTech, Semtech, STMicroelectronic and Texas Instruments. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 15% of our outstanding common stock as of December 31, 2008. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Major earthquakes or other natural disasters and resulting systems outages may cause us significant losses.

Our corporate headquarters, the production facilities of our third-party wafer supplier, our IC testing facility, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

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

O2Micro, Inc.

Since November 2000, we have been engaged in multiple legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). All of these claims relate to our CCFL backlight inverter products. For further information regarding the history of these legal proceedings, refer to our previous filings on Forms 10-K and related amendments, 10-Q and 8-K.

In the United States District Court for the Northern District of California, O2Micro alleged that certain of our CCFL products infringe O2Micro’s ‘722 patent. On October 30, 2007, following the jury’s verdict, the Court entered judgment that all of the ‘722 patent claims asserted by O2Micro against us are invalid and denied all post-trial motions. Subsequently, O2Micro filed an appeal, and we filed a cross-appeal with the Federal Circuit. The appeals are currently pending.

On May 1, 2007, we filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2Micro that certain of our CCFL products do not infringe O2Micro’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On August 20, 2008, the parties filed a joint stipulation to a dismissal with prejudice of their respective claims for relief in which O2Micro covenants not to assert or reassert its ‘129 patent against us or our direct and indirect customers for infringement by our series of power inverter controller products.

On September 30, 2008, based on information and belief that O2Micro had alleged to a customer that certain of our inverter controller products infringe O2Micro’s patents, we filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2Micro that those products do not infringe O2Micro’s 6,856,519 (‘519) patent family. On February 11, 2009, O2Micro filed a counterclaim against us and our customers that certain of our inverter controller products infringe three patents in the ‘519 patent family and O2Micro’s 7,417,382 (‘382) patent.

On December 15, 2008, O2Micro filed a complaint with the International Trade Commission alleging the patent infringement of the ‘519 and ‘382 patents against certain of our products. This case is still in the early proceedings.

In addition to the U.S. litigation described above, O2Micro has brought various legal proceedings against us in Taiwan based upon a Taiwan patent. We previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of our counter-injunctions and to prevent O2 from seizing our assets. In July 2008, the parties agreed to cease all provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, we retrieved the bonds, totaling approximately $7.9 million, in the second half of 2008.

Taiwan Sumida Electronics

On July 30, 2007, we settled our litigation with TSE concerning the Indemnification Agreement. As of December 31, 2008, we had $7.4 million held in escrow for which we could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware issued a judgment as a matter of law that we did not breach its October 1, 2005 Settlement and License Agreement with Linear. We plan to seek recovery of our attorney fees and costs from Linear, pursuant to a prevailing party attorneys’ fees provision in the Settlement and License Agreement. However, there can be no assurance that we can be successful in obtaining such recovery.

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

	High	Low
2008
Fourth Quarter ended December 31, 2008	$17.37	$6.96
Third Quarter ended September 30, 2008	$29.07	$15.98
Second Quarter ended June 30, 2008	$27.50	$17.88
First Quarter ended March 31, 2008	$22.36	$14.64

2007
Fourth Quarter ended December 31, 2007	$26.16	$17.84
Third Quarter ended September 30, 2007	$25.96	$15.84
Second Quarter ended June 30, 2007	$18.00	$12.66
First Quarter ended March 31, 2007	$13.94	$10.95

As of February 19, 2009, we had approximately 150 stockholders of record and the closing price of common stock was $12.66 per share as reported by The Nasdaq National Market. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2007, we estimate the total number of stockholders represented by these record holders to be at least 2,427.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

The following graph compares the cumulative 26-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 11/19/2004 and its relative performance is tracked through 12/31/2008.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million of its common stock through the end of 2008. As of December 31, 2008, the following shares have been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028
April	201,863	$20.03	$4,043
May	100	$21.98	$2
June	18,000	$21.66	$390
July	14,155	$21.86	$309
August	100	$22.03	$2
September	307,355	$18.82	$5,784
October	333,700	$15.05	$5,021

Total Shares Repurchased	1,430,105		$25,043

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Revenue	$160,511	$134,004	$105,015	$99,131	$47,595
Cost of revenue, including stock-based compensation*	61,184	48,781	38,107	36,003	19,594

Gross profit	99,327	85,223	66,908	63,128	28,001
Operating expenses:
Research and development, including stock-based compensation*	34,850	27,342	22,301	14,826	12,854
Selling, general and administrative, including stock-based compensation*	35,256	29,537	27,594	18,434	12,549
Lease abandonment	—	(496)	1,218	—	—
Patent litigation settlement	—	9,800	3,000	5,037	—
Provision for litigation	6,714	9,370	11,560	18,367	7,833

Total operating expenses	76,820	75,553	65,673	56,664	33,236

Income (loss) from operations	22,507	9,670	1,235	6,464	(5,235)
Other income (expense):
Interest and other income	3,587	4,741	2,637	1,703	171
Other expense	(652)	(139)	(273)	(111)	(93)

Total other income, net	2,935	4,602	2,364	1,592	78

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Income (loss) before income taxes	$25,442	$14,272	$3,599	$8,056	$(5,157)
Income tax provision (benefit)	1,216	2,692	6,024	2,949	(1,438)

Net income (loss)	24,226	11,580	(2,425)	5,107	(3,719)
Accretion of redeemable convertible preferred stock	—	—	—	—	1,183

Net income (loss) attributable to common shareholders	$24,226	$11,580	$(2,425)	$5,107	$(4,902)

Basic income (loss) per share	$0.72	$0.37	$(0.08)	$0.18	$(0.54)

Diluted income (loss) per share	$0.67	$0.33	$(0.08)	$0.17	$(0.54)

Weighted-average common shares outstanding	33,509	31,703	29,502	27,998	9,132

Stock options, restricted stock and warrants	2,611	3,387	—	2,873	—

Diluted weighted-average common equivalent shares outstanding	36,120	35,090	29,502	30,871	9,132

* Stock-based compensation has been included in the following line items:
Cost of revenue	$344	$539	$539	$366	$913
Research and development	5,821	4,625	5,236	2,611	5,165
Selling, general and administrative	6,993	6,064	5,749	2,408	5,483

Total	$13,158	$11,228	$11,524	$5,385	$11,561

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$83,266	$83,114	$50,816	$25,091	$32,019
Short-term investments	21,922	27,765	27,674	38,814	17,000
Long-term investments	37,425	—	—	—	—
Restricted cash	7,360	7,350	—	2,938	—
Working capital	117,365	119,348	77,111	65,450	52,637
Restricted assets	7	8,340	8,309	6,433	6,641
Total assets	195,299	172,590	117,327	100,775	72,384
Common stock	147,298	143,890	113,168	98,342	93,236
Total stockholders’ equity	164,645	137,537	95,025	78,168	63,939

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including notebook computers, flat panel televisions, wireless communications, telecommunications equipment, general consumer products, cellular handsets, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce additional new products within our existing product families, as well as in new product categories.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. We are not and will not be immune from current and future industry downturns, but we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

We work with third parties to manufacture and assemble our integrated circuits. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

Following the introduction of a product, our sales cycle generally takes six to twelve months to achieve revenue. Volume production is usually achieved in three to six months after we receive an initial customer order for a new product. Typical lead times for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 89% of our revenue for the year ended December 31, 2008 and 90% of our revenue for the year ended December 31, 2007 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, long-term investments, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

More than 90% of our distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value. We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale. In the future, if we are unable to estimate our stock rotation returns accurately, we may not be able to recognize revenue from sales to our distributors based on when we sell inventory to our distributors rather than when the distributor sells through such inventory to an end-customer.

We generally recognize revenue upon shipment of products to the distributor for the following reasons (based on paragraph 6 of SFAS 48, Revenue Recognition When Right of Return Exists):

(1)	Our price is fixed and determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors where we recognize revenue upon shipment

(2)	Our distributors are obligated to pay us and this obligation is not contingent on resale of the our products

(3)	The distributor’s obligation is unchanged in the event of theft or physical destruction or damage to the products

(4)	Our distributors have stand-alone economic substance apart from our relationship

(5)	We do not have any obligations for future performance to directly bring about the resale of the our products by the distributor

(6)	The amount of future returns can be reasonably estimated. We have the ability and the information necessary to track inventory sold to and held at our distributors. We maintain a history of returns and have the ability to estimate the stock rotation returns on a quarterly basis.

If we enter into arrangements that have rights of return that are not estimable, we recognize revenue under such arrangements only after the distributor has sold our products to an end customer.

Less than 10% of our distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements. These distributors do not receive any stock rotation rights and, as such, hold very little inventory, if any. We do not have a history of accepting returns from these distributors.

The terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months notice. We provide a one year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the year ended December 31, 2008 and 2007, the deferred revenue balance from this distributor was $0.5 million and $0.3 million, respectively.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on our tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements in the period such determination is made. Due to the adoption of FIN 48 effective January 1, 2007, we calculated our uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and our international tax structure exposure.

As of December 31, 2008, 2007 and 2006, we had a valuation allowance of $14.4 million, $11.9 million and $4.6 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Fair Value of Financial Instruments.    We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

•	Level 1: Quoted prices in active markets for identical assets;

•	Level 2: Significant other observable inputs; and

•	Level 3: Significant unobservable inputs.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of the Company’s holdings in auction rate securities is $38.8 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $18.2 million is classified as long-term trading investments. These investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. The Company records an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our Consolidated Statement of Operations. The UBS put right is accounted for in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. We value the UBS put right at fair value estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Please refer to Note 2, Fair Value Measurements, for further information.

Recent Accounting Pronouncements Not Yet Adopted

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

Results of Operations

The table below shows the Statement of Operations amounts (in thousands) and shows each as a percentage of revenue.

	Year ended December 31,
	2008		2007		2006
	(in thousands, except percentages)
Revenue	$160,511	100.0%	$134,004	100.0%	$105,015	100.0%
Cost of revenue	61,184	38.1	48,781	36.4	38,107	36.3

Gross profit	99,327	61.9	85,223	63.6	66,908	63.7

Operating expenses:
Research and development	34,850	21.7	27,342	20.5	22,301	21.2
Selling, general and administrative	35,256	22.0	29,537	22.0	27,594	26.3
Lease abandonment	—	—	(496)	(0.4)	1,218	1.1
Patent litigation settlement	—	—	9,800	7.3	3,000	2.9
Provision for litigation	6,714	4.2	9,370	7.0	11,560	11.0

Total operating expenses	76,820	47.9	75,553	56.4	65,673	62.5

Income from operations	22,507	14.0	9,670	7.2	1,235	1.2
Interest and other income	3,587	2.2	4,741	3.5	2,637	2.5
Other expense	(652)	(0.4)	(139)	(0.1)	(273)	(0.3)

Total other income, net	2,935	1.8	4,602	3.4	2,364	2.2

Income before income taxes	25,442	15.9	14,272	10.6	3,599	3.4
Income tax provision	1,216	0.8	2,692	2.0	6,024	5.7

Net income (loss)	$24,226	15.1%	$11,580	8.6%	$(2,425)	(2.3)%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Year ended December 31,						Percent Change
	2008		2007		2006		2008 to 2007	2007 to 2006
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$115,373	71.9%	$86,701	64.7%	$71,715	68.3%	33.1%	20.9%
LCD Backlight Inverters	32,308	20.1%	35,713	26.7%	29,201	27.8%	(9.5)%	22.3%
Audio Amplifiers	12,830	8.0%	11,590	8.6%	4,099	3.9%	10.7%	182.8%

Total	$160,511	100.0%	$134,004	100.0%	$105,015	100.0%

Revenue.    Revenue for the year ended December 31, 2008 was $160.5 million, an increase of $26.5 million, or 19.8%, from $134.0 million for the year ended December 31, 2007. The increase in revenue between these two periods resulted primarily from increased sales of our DC to DC converters of $28.7 million as a result of increased sales of consumer and communications end market devices. We experienced a decrease in the sales of our LCD backlight inverters in the amount of $3.4 million due to a decrease in demand, particularly notebook computers. The sales of our audio products increased by $1.2 million due to increased sales of consumer electronics products.

Although we experienced revenue growth of 19.8% year-over-year as we continue to deliver innovative products, our business in the fourth quarter was and will continue to be affected by the deterioration in the general demand for electronic products as a result of the worldwide financial crisis and associated macro-economic slowdown. Currently, we cannot estimate the magnitude and extent to which our business will be affected in the future.

Revenue for the year ended December 31, 2007 was $134.0 million, an increase of $29.0 million, or 27.6%, from $105.0 million for year ended December 31, 2006. The increase in revenue between the two periods resulted from increased sales of our DC to DC converters of $15.0 million, LCD backlight inverter products of $6.5 million and audio products of $7.5 million. For the year ended December 31, 2007, despite a decline in our average sales price for certain of our units, revenue from our DC to DC converters increased 20.9% due to increased sales of flat panel TVs and other consumer devices. Revenue for our CCFL products, which are a part of our LCD backlight inverter family increased 22.3% due to strength in the notebook market over the same period in 2006. However, given the uncertainty of the outcome of our litigation with O2Micro, we cannot predict the impact that such litigation will have on such revenue in the future. Revenue for our audio amplifier product family increased by 182.8% primarily due to increased demand for new and existing products used in consumer electronic applications.

Gross Profit.    Gross profit as a percentage of revenue, or gross margin, was 61.9% for the year ended December 31, 2008 and 63.6% for the year ended December 31, 2007. Gross margin declined year-over-year as a result of a decrease in the average selling price of certain of our mature products and an increase in inventory reserves, particularly in the fourth quarter due to the deterioration in the general demand for electronic products.

Gross profit as a percentage of revenue, or gross margin, was 63.6% for year ended December 31, 2007 and 63.7% for the year ended December 31, 2006. Our gross margin remained relatively flat year over year. There was a decline in our average sales prices for certain of our products, which was offset by a shift in product mix and certain production efficiencies at our Chengdu facility.

Research and Development.    Research and development (R&D) expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands, except percentages)
Revenue	$160,511	$134,004	$105,015	19.8%	27.6%
Research and development (“R&D”), excluding stock-based compensation	29,029	22,717	17,065	27.8%	33.1%
R&D stock-based compensation	5,821	4,625	5,236	25.9%	(11.7)%

Total R&D	$34,850	$27,342	$22,301	27.5%	22.6%

R&D as a percentage of net revenue	21.7%	20.4%	21.2%

R&D expenses were $34.9 million, or 21.7% of revenue, for the year ended December 31, 2008 and $27.3 million, or 20.4% of revenue, for the year ended December 31, 2007. The year-over-year increase in R&D expenses was primarily due to an increase in R&D headcount, new product development activities, additional employee bonus payments and patent-related activities. The year-over-year increase was also due to an increase in stock-based compensation expenses of $1.2 million.

R&D expenses were $27.3 million, or 20.4% of revenue, for the year ended December 31, 2007 and $22.3 million, or 21.2% of revenue, for the year ended December 31, 2006. The increase in R&D expenses for the year ended December 31, 2007 was due to increased bonus expenses for R&D personnel, costs associated with an increase in headcount for design engineering personnel as well as new product development activities, primarily in the DC to DC product line both in the U.S. and Asia. R&D expenses also increased because of patent related activities.

Selling, General and Administrative.    Selling, general and administrative (SG&A) expenses include salary and benefit expenses, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands, except percentages)
Revenue	$160,511	$134,004	$105,015	19.8%	27.6%
Selling, general and administrative (“SG&A”), excluding stock-based compensation	28,263	23,473	21,845	20.4%	7.5%
SG&A stock-based compensation	6,993	6,064	5,749	15.3%	5.5%

Total SG&A	$35,256	$29,537	$27,594	19.4%	7.0%

SG&A as a percentage of net revenue	22.0%	22.0%	26.3%

SG&A expenses were $35.3 million, or 22.0% of revenue, for the year ended December 31, 2008 and $29.5 million, or 22.0% of revenue, for the year ended December 31, 2007. SG&A expenses increased year-over-year due to an increase in headcount to support the growth in business, sales commissions, sales representative contractual obligations and bonus expenses. The year-over-year increase was also due to an increase in stock-based compensation expenses in the amount of $0.9 million.

SG&A expenses were $29.5 million, or 22.0% of revenue, for the year ended December 31, 2007 and $27.6 million, or 26.3% of revenue, for the year ended December 31, 2006. SG&A expenses increased for the year ended December 31, 2007 primarily due to an increase in commissions due to increased revenue and increased personnel and related benefits to support the growing business.

Patent Litigation Settlement.

	Year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands, except percentages)
Revenue	$160,511	$134,004	$105,015	19.8%	27.6%
Patent litigation settlement	—	9,800	3,000	(100.0)%	226.7%
Patent litigation settlement as a percentage of net revenue	0.0%	7.3%	2.9%

There were no legal settlements in 2008. In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded an accrual for legal settlement of $9.8 million in the second quarter of 2007, of which $2.5 million was paid in the third quarter of 2007 and the remainder is held in escrow. During the year ended December 31, 2006, we settled our litigation with Micrel in the amount of $3.0 million.

Provision for Litigation.

	Year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands, except percentages)
Revenue	$160,511	$134,004	$105,015	19.8%	27.6%
Provision for litigation	6,714	9,370	11,560	(28.3)%	(18.9)%
Provision for litigation as a percentage of net revenue	4.2%	7.0%	11.0%

Provision for litigation expenses, which represents legal expenses for ongoing litigation were $6.7 million, or 4.2% of revenue, for the year ended December 31, 2008 as compared to $9.4 million, excluding settlement expenses of $9.8 million, or 7.0% of revenue, for the year ended December 31, 2007. We incurred significant legal expenses during the first six months of 2008 for our lawsuit with Linear Technology. For the year ended December 31, 2007, we incurred significant legal expenses to prepare for and try our cases against O2Micro and TSE. For a more complete description of our litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 10 “Litigation” of Notes to Consolidated Financial Statements.

Provision for litigation, excluding settlement expenses of $9.8 million in 2007 and $3.0 million in 2006, was $9.4 million, or 7.0% of revenue, for the year ended December 31, 2007 as compared to $11.6 million, or 11.0% of revenue, for the year ended December 31, 2006. The year over year sequential decrease in the provision for litigation from 2007 to 2006 was due to reduced litigation expenses as a result of the settlement and preliminary resolution of certain lawsuits over the periods.

Lease Abandonment.

	Year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands, except percentages)
Revenue	$160,511	$134,004	$105,015	19.8%	27.6%
Lease abandonment	—	(496)	1,218	(100.0)%	(140.7)%
Lease abandonment as a percentage of net revenue	0.0%	(0.4)%	1.2%

There were no lease abandonments in 2008. In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos facility for a period of 21 months commencing on June 1, 2007 during which we are to receive gross payments of $0.7 million. As the amount we expect to receive is greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007.

Interest and Other Income.    Interest and other income was $3.6 million for the year ended December 31, 2008 and $4.7 million for the year ended December 31, 2007. Despite higher cash, cash equivalent and investment balances in 2008, interest income decreased year-over-year due to a significant decline in interest rates in 2008 resulting from the global credit crisis.

Interest and other income was $4.7 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. Interest and other income increased due to higher yields and higher cash, cash equivalent and short-term investment balances and was comprised primarily of interest earned on our cash, cash equivalents and short-term investments.

Other Expense.    Other expense, comprised mainly of foreign exchange losses from the sale of a bond held in Taiwan in connection with a litigation settlement, was $0.7 million for the year ended 2008.

Income Tax Provision.    The income tax provision for the year ended December 31, 2008 was $1.2 million or 4.8% of our income before income taxes. This differs from the federal statutory rate of 34% due primarily to a benefit from earnings in low foreign tax jurisdictions and a decrease in prior-year FIN 48 reserves, which is partially offset by an increase in current-year FIN 48 reserves, additional FIN 48 interest accruals, an increase in valuation allowance in the U.S. and non-deductible stock option compensation expenses. The income tax provision for the year ended December 31, 2007 was $2.7 million or 18.9% of our pre-tax income. This differs from the federal statutory rate of 34% primarily because we recorded an increase in the valuation allowance of our deferred tax assets in the amount of $1.5 million as we no longer expect that our deferred tax assets will be realized. Furthermore, we provided a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement in the second quarter of 2007.

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

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $117.4 million, including cash and cash equivalents of $83.3 million and short-term investments of $21.9 million compared to working capital of $119.3 million, including cash and cash equivalents of $83.1 million and short-term investments of $27.8 million as of December 31, 2007. Our working capital decreased slightly year-over-year, with the reclassification of $37.4 million in auction-rate securities from short-term to long-term investments and $25.0 million in cash used to repurchase our stock diminishing working capital and proceeds from the issuance of common stock, the exercise of stock options, and cash generated from operating activities contributing to working capital.

For the year ended December 31, 2008, net cash provided by operating activities was $39.6 million, primarily due to strong sales and net income in 2008. For the year ended December 31, 2007, net cash provided by operating activities was $26.1 million, primarily due to increased sales, partially offset by an increase in inventory purchases in anticipation of future demand requirements. For the year ended December 31, 2006, net cash provided by operating activities was $13.8 million, primarily from increased revenues and related margin contributions.

For the year ended December 31, 2008, net cash used in investing activities was $29.6 million, primarily related to the purchase of $28.1 million in auction-rate securities, which became illiquid in February 2008 and for which we have not been able to sell and the purchase of $5.2 million in capital equipment. This was offset by the release of $8.6 million in restricted assets as a result of an agreement between O2Micro and us relating to certain legal proceedings in Taiwan. For the year ended December 31, 2007, net cash used by investing activities was $13.9 million, primarily due to capital equipment purchases of $6.7 million. In addition, we placed in escrow $7.4 million in connection with the TSE litigation, for which we could be liable subject to the outcome of certain legal activities. For the year ended December 31, 2006, net cash generated from investing activities was $4.8 million, primarily due to net proceeds from our investments in the amount of $11.1 million. These amounts were offset by capital purchases of $7.5 million, primarily related to equipment purchases for our facility in Chengdu and the ramping up of our research and development activities.

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

The market for government-back student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of December 31, 2008, our investment portfolio included $36.1 million, net of impairment charges of $2.7 million, in government-backed student loan auction-rate securities, which we classified as long-term investments. The portfolio also included a UBS auction-rate rights offering, which was valued at $1.3 million in accordance with the fair value measurement provisions of SFAS 159. As of December 31, 2008, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which we have invested remains AAA rated.

We used the guidelines set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in the face amount of eligible auction-rate securities commencing in June 2010. The offer gives us the right but not the obligation to sell these securities at par to UBS and will allow us to borrow up to $18.2 million beginning October 7, 2008. In accepting the offer, we also entered into a release of claims in favor of UBS.

Since we accepted this put right from UBS, we intend to sell these securities at par to UBS commencing in June 2010 and therefore do not possess the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The impairment related to these securities of $1.3 million was therefore considered to be other-than-temporary and charged to the Consolidated Statement of Operations during the quarter ended December 31, 2008.

Having accepted UBS’ rights offering, we valued the put right at fair value estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $1.3 million, which we recorded in other income in the Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under SFAS No. 159 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of December 31, 2008, the impairment was temporary based on the following analysis:

1.	The decline in the fair value of the security is not attributable to adverse conditions specifically related to the security or to specific conditions in an industry or in a geographic area;

2.	The decline in the fair value of the security has not existed for an extended period of time;

3.	Management possesses both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value;

4.	The security has not been downgraded by a rating agency;

5.	The financial condition of the issuer has not deteriorated; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Unless another rights offering or other similar offers are made to and accepted by us on terms that we deem favorable, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 1.5 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2008, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. Over the past year, the parameters changed, as follows:

	Q108	Q208	Q308	Q408
Time-to-Liquidity (decreased by 3 months every quarter, except as noted)	24-months	21 months	18 months	18 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	4.3%	4.3%	3.9%	2.3%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.0%	5.0%	7.3%	6.8%

In both the third and fourth quarters of 2008, we assumed a constant time-to-liquidity of 18 months. The treasury rate decreased significantly from the third quarter to the fourth quarter of 2008, which in turn decreased the expected return (cash flows). LIBOR also decreased from the third quarter to the fourth quarter of 2008, but the student-loan credit default swaps spread widened significantly. The net impact was an increase in the total impairment charge from $2.0 million as of September 30, 2008 to $2.7 million as of December 31, 2008, of which $1.4 million was recorded as temporary and the remaining $1.3 million was recorded as other-than-temporary.

Net cash used by financing activities for the year ended December 31, 2008 was $9.8 million, primarily from the repurchase of $25.0 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $14.5 million and excess tax benefits related to the exercise of options of $0.8 million. Net cash provided by financing activities for the year ended December 31, 2007 was $20.0 million, primarily from the proceeds related to the issuance of common stock in the amount of $17.3 million and excess tax benefits related to the exercise of options in the amount of $2.7 million. Net cash provided by financing activities for the year ended December 31, 2006 was $7.2 million, primarily from the proceeds related to the issuance of common stock in the amount of $5.3 million, excess tax benefits related to the exercise of options in the amount of $1.4 million and the repayment of a stockholder note in the amount of $0.4 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. Although we relocated our headquarters from Los Gatos, California to San Jose, we have a non-cancelable lease on our Los Gatos facility which expired in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. In the second quarter of 2007, we reversed $0.5 million of the $1.3 million write-off that we recorded in the fourth quarter of 2006 as a result of the aforementioned sublease. Certain of our facility leases provide for periodic rent increases. In addition, as described below, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China. We also lease our sales offices in Japan, China, Taiwan and Korea.

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. As of December 31, 2008, our total outstanding purchase commitments were $10.3 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $9.1 million as of December 31, 2007.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million.

The following table summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	< 1 year	1-3 years	4-5 years	Thereafter
Operating leases	$9,099	$1,261	$3,285	$2,292	$2,261
Outstanding purchase commitments	10,256	10,256

	$19,355	$11,517	$3,285	$2,292	$2,261

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $4.8 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale or trading, and no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity or are determined to be other-than-temporarily impaired. Available-for-sale investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings.

Fluctuations in interest rates of +/- 10% could impact our annual results of operations by approximately $0.3 million.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2008, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations in the currency of +/- 10% in such local currencies could impact our annual results of operations by approximately $1.7 million.

Value Change to Investments

As of February 28, 2009, all of our holdings in auction rate securities, which have a face value of $38.8 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the par value could impact our results of operations by approximately $3.9 million.

In valuing the auction-rate securities using the discounted cash flow model, a change in the risk premium and time-to-maturity by 10% would result in a change in the value of our auction-rate securities portfolio by $0.1 million and $0.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.:

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended

December 31, 2008 of the Company, and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, effective January 1, 2008.

/s/ Deloitte & Touche LLP

San Jose, California

February 26, 2009

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$83,266	$83,114
Short-term investments	21,922	27,765
Accounts receivable, net of allowances of $0 and $227, respectively, in 2008 and 2007	9,115	8,239
Inventories	18,887	17,487
Deferred income tax assets, net—current	75	72
Prepaid expenses and other current assets	2,622	4,733
Restricted cash	7,360	7,350

Total current assets	143,247	148,760

Property and equipment, net	14,163	14,175
Long-term investments	37,425	—
Deferred income tax assets, net—long-term	19	776
Other assets	438	539
Restricted assets	7	8,340

Total assets	$195,299	$172,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,674	$6,154
Accrued compensation and related benefits	7,848	8,299
Accrued liabilities	13,360	14,959

Total current liabilities	25,882	29,412

Non-current income tax liability	4,762	5,318
Other long-term liabilities	10	323

Total liabilities	30,654	35,053

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, $34 and $33 in 2008 and 2007, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,646,821 and 33,454,595 in 2008 and 2007, respectively	147,298	143,890
Deferred stock compensation	—	(3)
Retained earnings (accumulated deficit)	17,411	(6,815)
Accumulated other comprehensive income (loss)	(64)	465

Total stockholders’ equity	164,645	137,537

Total liabilities and stockholders’ equity	$195,299	$172,590

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$160,511	$134,004	$105,015
Cost of revenue	61,184	48,781	38,107

Gross profit	99,327	85,223	66,908

Operating expenses:
Research and development	34,850	27,342	22,301
Selling, general and administrative	35,256	29,537	27,594
Lease abandonment	—	(496)	1,218
Patent litigation settlement	—	9,800	3,000
Provision for litigation	6,714	9,370	11,560

Total operating expenses	76,820	75,553	65,673

Income from operations	22,507	9,670	1,235

Other income (expense):
Interest and other income	3,587	4,741	2,637
Other expense	(652)	(139)	(273)

Total other income, net	2,935	4,602	2,364

Income before income taxes	25,442	14,272	3,599
Income tax provision	1,216	2,692	6,024

Net income (loss)	$24,226	$11,580	$(2,425)

Basic income (loss) per share	$0.72	$0.37	$(0.08)

Diluted income (loss) per share	$0.67	$0.33	$(0.08)

Weighted-average common shares outstanding	33,509	31,703	29,502
Stock options, restricted stock and warrants	2,611	3,387	—

Diluted weighted-average common equivalent shares outstanding	36,120	35,090	29,502

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholders	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2005	29,155,722	$98,342	$(4,544)	$(398)	$(15,094)	$(138)	$78,168
Cumulative effect of applying SAB 108—accounts payable					331		331
Cumulative effect of applying SAB 108—stock compensation		269			(269)		—
Components of comprehensive loss:
Net loss					(2,425)		(2,425)
Foreign exchange loss						(60)	(60)

Total comprehensive loss							(2,485)

Exercise of stock options, net of income tax benefit of $1,758	944,743	5,689					5,689
Exercise of warrants	31,282	—
Shares purchased through ESPP	172,037	1,209					1,209
Stock-based compensation expense, net of forfeitures		9,936	1,526				11,462
Compensation expense for non-employee stock options		62					62
Reclass of deferred compensation		(2,531)	2,531				—
Sale of common stock	12,500	191					191
Repayment of stockholder note receivable				398			398
Issuance of restricted stock	53,097	—

Balance as of December 31, 2006	30,369,381	$113,168	$(487)	$—	$(17,458)	$(198)	$95,025

Cumulative effect of adopting FIN 48—adjustment to retained earnings					(937)		(937)
Components of comprehensive loss:
Net income					11,580		11,580
Unrealized gains						46	46
Foreign exchange gain						617	617

Total comprehensive income							12,243

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share amounts)

	Common Stock		Deferred Stock Compensation	Notes Receivable from Stockholders	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Exercise of stock options, including net excess tax benefit of $2,684	2,902,927	18,333					18,333
Shares purchased through ESPP	180,148	1,645					1,645
Stock-based compensation expense, net of forfeitures		10,646	484				11,130
Compensation expense for non-employee stock options		98					98
Issuance of restricted stock	2,139	—					—

Balance as of December 31, 2007	33,454,595	$143,890	$(3)	$—	$(6,815)	$465	$137,537

Components of comprehensive loss:
Net income					24,226		24,226
Impairment of Auction Rate Securities						(1,400)	(1,400)
Unrealized gains						(1)	(1)
Foreign exchange gain						872	872

Total comprehensive income							23,697

Exercise of stock options, including net excess tax benefit of $765	1,417,585	13,480					13,480
Repurchase of common shares	(1,430,105)	(25,043)					(25,043)
Shares purchased through ESPP	125,207	1,778					1,778
Stock-based compensation expense, net of forfeitures		13,151	3				13,154
Compensation expense for non-employee stock options		42					42
Issuance of restricted stock	79,539	—					—

Balance as of December 31, 2008	33,646,821	$147,298	$—	$—	$17,411	$(64)	$164,645

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$24,226	$11,580	$(2,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,725	4,184	2,724
Loss on disposal of property and equipment	5	127	128
Deferred income tax assets	710	1,694	1,921
Tax benefit from stock option transactions	2,110	3,646	1,842
Excess tax benefit from stock option transactions	(765)	(2,684)	(1,437)
Stock-based compensation	13,158	11,228	11,524
Changes in operating assets and liabilities:
Accounts receivable	(876)	917	381
Inventories	(1,356)	(10,747)	(572)
Prepaid expenses and other assets	2,206	(3,671)	289
Accounts payable	(1,382)	208	(687)
Accrued and long-term liabilities	(1,816)	4,292	896
Accrued income taxes payable and noncurrent tax liabilities	(1,897)	1,926	(2,371)
Accrued compensation and related benefits	(458)	3,425	1,610

Net cash provided by operating activities	39,590	26,125	13,823

Cash flows from investing activities:
Property and equipment purchases	(5,233)	(6,653)	(7,474)
Proceeds from sale of property and equipment	—	58	1
Purchase of short-term investments	(36,608)	(58,776)	(87,294)
Purchase of long-term investments	(28,050)	—	—
Proceeds from sale of short-term investments	30,985	58,774	98,434
Proceeds from sale of long-term investments	725	—	—
Changes in restricted assets	8,566	(7,350)	1,097

Net cash provided by (used in) investing activities	(29,615)	(13,947)	4,764

Cash flows from financing activities:
Proceeds from issuance of common stock	12,715	15,649	4,123
Proceeds from employee stock purchase plan	1,778	1,645	1,209
Repurchase of common stock	(25,043)	—	—
Excess tax benefits from stock option transactions	765	2,684	1,437
Repayment of stockholder note receivable	—	—	398

Net cash provided by (used in) financing activities	(9,785)	19,978	7,167

Effect of change in exchange rates	(38)	142	(29)

Net increase in cash and cash equivalents	152	32,298	25,725
Cash and cash equivalents, beginning of period	83,114	50,816	25,091

Cash and cash equivalents, end of period	$83,266	$83,114	$50,816

Supplemental disclosures of non-cash investing and financing activities:
Cash paid (refund) for taxes	$(2,482)	$(1,688)	$4,608

Liability accrued for equipment purchases	$228	$372	$355

Unrealized loss on auction-rate securities	$1,400	$—	$—

Other-than-temporary impairment of long-term investments	$(1,250)	$—	$—

Value of auction-rate security put right	$1,250	$—	$—

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

Certain Significant Risks and Uncertainties—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of commercial paper and the Company’s long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is also a party to litigation with several competitors (see Note 10).

Fair Value of Financial Instruments—The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

•	Level 1: Quoted prices in active markets for identical assets;
•	Level 2: Significant other observable inputs; and
•	Level 3: Significant unobservable inputs.

The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, effective January 1, 2008. This statement permits entities to choose to measure financial instruments and certain other items at fair value. The UBS put right is being accounted for as a fair-value instrument under SFAS No. 159, with changes in fair value being included in earnings.

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments and the UBS put right. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short-term, long-term investments and the UBS put right are stated at their fair market value. Please refer to Note 2, Fair Value Measurements, for further information.

The face value of the Company’s holdings in auction rate securities is $38.8 million, of which $20.6 million are currently classified as long-term, “available-for-sale” investments and the remainder as long-term, “trading” investments. The auction-rate securities and other marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in trading securities are recorded at fair value, with unrealized gains and losses included in earnings. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of taxes, through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Assets—Other assets consist primarily of intangibles assets for the land use rights in Chengdu and long-term lease deposits.

Restricted Cash—At December 31, 2008, the Company had restricted assets of $7.4 million. In July 2007, the Company placed in escrow $7.4 million as a result of a settlement with Taiwan Sumida Electronics, Inc. (“TSE”) and for which the Company could be liable if certain conditions are met (see Note 10).

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

More than 90% of the Company’s distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (the Company’s normal payment terms are 30-45 days), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale.

If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributor has sold the Company’s products to an end customer.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Less than 10% of the Company’s distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements. These distributors do not receive any stock rotation rights.

The terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, the Company’s products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

In 2006, the Company signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the year ended December 31, 2008 and 2007, the deferred revenue balance from this distributor was $0.5 million and $0.3 million, respectively.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized as an expense over the requisite service period. The Company previously recognized expense for employee stock-based awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company elected to adopt SFAS No. 123(R) using the modified prospective application method. Under the modified prospective method, prior period results are not restated. The fair value of (i) stock options granted or modified after December 31, 2005 and (ii) the unvested portion of stock options granted after the Company’s initial filing of its registration statement on Form S-1 on July 13, 2004 for its initial public offering and before the adoption of SFAS No. 123(R) are recognized as compensation expense using the Black-Scholes option pricing method. Stock options granted prior to July 13, 2004, the date the Company filed its initial registration statement on Form S-1, will continue to be accounted for and recognized as compensation expense using the intrinsic value method under APB Opinion No. 25 and related interpretations as required under SFAS 123(R). Prior to the adoption of SFAS No. 123(R), tax benefits in excess of compensation cost recognized were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash flow rather than as a component of operating cash flows.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2008, 2007 and 2006, as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Non-Employee	$42	$98	$62
ESPP	676	600	440
Restricted Stock	3,054	1,844	933
Stock Options	9,386	8,686	10,089

TOTAL	$13,158	$11,228	$11,524

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

Based on the available objective evidence, which includes the recent financial history of the Company and the forecasted taxable loss for the United States, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $14.4 million and $11.9 million as of December 31, 2008 and 2007, respectively.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Patent Litigation—Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 10).

Comprehensive Income (Loss)—Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
Net income (loss)	$24,226	$11,580	$(2,425)
Other comprehensive income (loss):
Impairment of Auction-Rate Securities	(1,400)	—	—
Unrealized gain (loss) on available-for-sale securities	(1)	46	—
Foreign currency translation adjustments	872	617	(60)

Comprehensive income (loss)	$23,697	$12,243	$(2,485)

Accumulated other comprehensive gains (losses) presented in the Consolidated Balance Sheet at December 31, 2008 consists primarily of an impairment of the Company’s holdings in auction-rate securities in the amount of $1.4 million, offset by $1.3 million, primarily due to favorable fluctuations of the renminbi. Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2007 consists primarily of $0.4 million in foreign currency translation gains.

New Accounting Standards To Be Adopted—In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 162 will have on its consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Fair Value Measurements

The following is a schedule of the Company’s cash and cash equivalents and short-term and long-term investments as of December 31, 2008 and 2007.

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2008	2007
Cash, Cash Equivalents, Restricted Cash and Investments
Cash in Banks	$68,269	$35,206
Government Agencies / Treasuries	8,878	37,996
Commercial Paper	28,041	15,527
Auction Rate Securities backed by Student-Loan Notes	37,425	22,150
Restricted Cash	7,360	7,350

Total Cash, Cash Equivalents, Restricted Cash and Investments	$149,973	$118,229

Reported as:
Cash and Cash Equivalents	$83,266	$83,114
Short-term Investments	21,922	27,765
Long-term Investments	37,425	—
Restricted cash	7,360	7,350

Total Cash, Cash Equivalents, Restricted Cash and Investments	$149,973	$118,229

The contractual maturities of the Company’s investments classified as available-for-sale or trading securities as of December 31, 2008 and 2007 is as follows:

	2008	2007
Less than 1 year	$21,922	$3,963
1 — 5 years	—	1,652
Greater than 5 years	37,425	22,150

	$59,347	$27,765

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The following table details the fair value measurements as of December 31, 2008 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$83,266	$83,266	$—	$—
Fixed income available-for-sale securities	21,922	21,922	—	—
Auction-rate securities	36,175	—	—	36,175
Put Right	1,250	—	—	1,250

	$142,613	$105,188	$—	$37,425

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed income available-for-sale securities includes government agencies and treasuries and commercial paper, $21.9 million of which are classified as short-term investments and the remainder of which is classified as cash and cash equivalents on the Consolidated Balance Sheet. At December 31, 2008, we had $45.0 million invested in money market funds, $39.4 million of which is guaranteed by the Government-sponsored Temporary Liquidity Guarantee Program. At December 31, 2008, there was an immaterial amount of unrealized gains and losses from these investments.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2008	$—	$—	$—
Transfer into Level 3	$11,500	$—	$11,500
Unrealized loss	$(2,650)	$—	$(2,650)
Purchases, sales and settlements (net)	$27,325	$—	$27,325
Unrealized gain resulting from the valuation of the UBS put right	$—	$1,250	$1,250

Ending balances as of December 31, 2008	$36,175	$1,250	$37,425

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of December 31, 2008, the Company’s investment portfolio included $36.1 million, net of impairment charges of $2.7 million, in government-backed student loan auction-rate securities, which the Company has classified as long-term investments. The portfolio also included a UBS auction-rate put right, which was valued at $1.3 million in accordance with the fair value measurement provisions of SFAS No. 159. As of December 31, 2008, $38.8 million, the face value of the Company’s auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years and the underlying credit quality of these instruments in which the Company has invested remains AAA rated.

The Company used the guidelines set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges are recorded in other income expenses in the Consolidated Statement of Operations.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in the face amount of eligible auction-rate securities commencing in June 2010. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and will allow the Company to borrow up to $18.2 million beginning October 7, 2008. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

Since the Company accepted this put right from UBS in October 2008, the Company intends to sell these securities at par to UBS commencing in June 2010 and therefore does not possess the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The impairment related to these securities of $1.3 million was therefore be considered to be other-than-temporary and charged to operations.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Having accepted UBS’ rights offering and elected the fair value option under SFAS No. 159, the Company valued the resulting put right at fair value estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $1.3 million, which the Company recorded in other income in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of December 31, 2008, the impairment of $1.4 million was temporary based on the following analysis:

•	The decline in the fair value of the security is not attributable to adverse conditions specifically related to the security or to specific conditions in an industry or in a geographic area;

•	The decline in the fair value of the security has not existed for an extended period of time;

•	Management possesses both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The security has not been downgraded by a rating agency;

•	The financial condition of the issuer has not deteriorated; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Unless another rights offering or other similar offers are made to and accepted by the Company on terms that the Company deems favorable, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 1.5 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2008, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The parameters are as follows:

	Q108	Q208	Q308	Q408
Time-to-Liquidity (decreased by 3 months every quarter, except as noted)	24-months	21 months	18 months	18 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	4.3%	4.3%	3.9%	2.3%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.0%	5.0%	7.3%	6.8%

The gross impairment charge was $2.7 million as of December 31, 2008, of which $1.4 million was recorded as temporary and the remaining $1.3 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Work in progress	$10,653	$8,101
Finished goods	8,234	9,386

Total inventories	$18,887	$17,487

4.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Computers, software and equipment	$27,622	$22,438
Furniture and fixtures	355	403
Leasehold improvements	1,778	1,593
Vehicles	329	268

Total	30,084	24,702
Less accumulated depreciation and amortization	(15,921)	(10,527)

Property and equipment, net	$14,163	$14,175

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $4.2 million and $2.7 million, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Warranty (see Note 9)	$764	$1,025
Legal expenses and settlement costs	8,791	9,664
Professional fees	66	746
Deferred revenue	841	1,306
Other	2,898	2,218

Total accrued liabilities	$13,360	$14,959

6.	Stockholders’ Equity

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

Available for Grant as of December 31, 2007	1,603,319
2008 Additions to Plan	1,672,730
2008 Grants	(2,877,917)
2008 Cancellations	415,469

Available for Grant as of December 31, 2008	813,601

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans at December 31, 2008, 2007 and 2006 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Shares Expected to be Exercised
Outstanding at December 31, 2005 (3,428,626 options exercisable at a weighted-average exercise price of $3.65 per share)	8,379,216	$5.87	8.06	$76,465,538

Options granted (weighted-average fair value of $8.05 per share)	2,129,000	14.37
Options exercised	(944,743)	4.15
Options forfeited	(485,278)	10.97

Outstanding at December 31, 2006 (4,576,160 options exercisable at a weighted-average exercise price of $4.82 per share)	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $7.21 per share)	1,537,400	17.02
Options exercised	(2,902,927)	5.39
Options forfeited and expired	(269,862)	10.82

Outstanding at December 31, 2007 (3,722,936 options exercisable at a weighted-average exercise price of $6.94 per share)	7,442,806	$10.50	6.64	$81,762,963

Options granted (weighted-average fair value of $6.08 per share)	2,566,290	17.10
Options exercised	(1,417,585)	8.97
Options forfeited and expired	(394,874)	14.72

Outstanding at December 31, 2008	8,196,637	$12.62	5.91	$20,193,958

Options exercisable at December 31, 2008 and expected to become exercisable	7,506,407	$12.31	5.88	$19,992,208

Options vested and exercisable at December 31, 2008	3,766,630	$8.26	5.54	$19,050,764

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information as of December 31, 2008 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding as if 12/31/2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2008	Weighted Average Exercise Price
$0.08 – $5.00	1,315,642	4.41	$2.81	1,315,642	$2.81
$7.50 – $8.41	1,009,956	6.28	$7.98	890,103	$7.93
$8.50 – $11.84	821,481	5.89	$9.81	662,213	$9.84
$11.85 – $13.01	1,105,754	5.93	$12.54	240,196	$11.97
$13.17 – $15.64	905,282	6.32	$15.06	202,083	$14.49
$15.74 – $16.00	1,223,441	6.50	$15.86	130,214	$15.97
$16.23 – $18.77	895,914	6.02	$18.06	247,669	$17.71
$18.91 – $25.12	811,667	6.31	$21.97	78,510	$20.25
$25.14	31,500	6.59	$25.14	—	$—
$25.84	76,000	6.46	$25.84	—	$—

	8,196,637			3,766,630

The total fair value of options that vested was $9.4 million, $8.7 million and $10.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Total intrinsic value of options exercised was $20.5 million, $36.3 million and $10.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Net cash proceeds from the exercise of stock options were $12.7 million for the year ended December 31, 2008. At December 31, 2008, unamortized compensation expense related to unvested options was approximately $21.0 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 2.8 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair value of the awards granted during the respective periods:

	2008	2007	2006
Expected term (years)	4.1	4.4	4.9
Expected volatility	40.1%	44.9%	60.6%
Risk-free interest rate	2.6%	4.6%	4.7%
Dividend yield	—	—	—

In estimating the expected term, the Company considered its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. The estimated expected volatility included the historical stock prices of MPS and companies similar to MPS, as the Company does not have sufficient historical data as a public company to determine reasonable estimates. MPS considered companies of similar size, industry and financial structure to devise its estimate. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 4-year period. A summary of our restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2005	336,577	$8.88	1.84

Awards granted	75,200	15.8
Awards released	(88,188)	8.62
Awards forfeited	(22,103)	10.74

Outstanding at December 31, 2006	301,486	$10.54	1.32

Awards granted	—	—
Awards released	(98,086)	10.12
Awards forfeited	(27,861)	9.99

Outstanding at December 31, 2007	175,539	$10.86	1.31

Awards granted	—	—
Awards released	(88,576)	10.53
Awards forfeited	(16,586)	9.62

Outstanding at December 31, 2008	70,377	$11.55	0.48

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Granted as of December 31, 2005	—	$—	—

Awards granted	60,000	11.85
Awards released	—	—
Awards forfeited	—	—

Granted as of December 31, 2006	60,000	$11.85	1.82

Awards granted	152,500	16.75
Awards released	(30,000)	11.85
Awards forfeited	—	—

Total granted through December 31, 2007	182,500	$15.37	1.91

Awards granted	311,627	18.48
Awards released	(96,125)	15.39
Awards forfeited	(8,359)	15.98

Total granted through December 31, 2008	389,643	$18.11	2.72

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock awards and units that vested and the compensation expense related to restricted stock awards and units was $3.0 million, $1.8 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2008, 2007 and 2006 was $3.4 million, $2.2 million and $1.1 million, respectively. The total intrinsic value of restricted awards and units outstanding at December 31, 2008, 2007 and 2006 were $5.8 million, $7.7 million and $4.0 million, respectively. At December 31, 2008, unamortized compensation expense related to unvested restricted stock awards and units was approximately $5.1 million with a weighted average remaining recognition period of 2.4 years.

In 2001, the Company sold restricted stock awards to an employee and accepted as payment a note receivable in the amount of $0.4 million, bearing interest at the rate of 5.9% annually. The note was classified as a stockholder note receivable in the stockholders’ equity section of the Company’s balance sheet at December 31, 2005 and 2004 respectively. The note was repaid in full in March 2006.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2008, 2007 and 2006, 125,207 shares, 180,148 shares and 172,037 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2008:

Available Shares as of December 31, 2007	1,497,217
2008 Additions to Plan	669,092
2008 Purchases	(125,207)

Available Shares as of December 31, 2008	2,041,102

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The intrinsic value for stock purchased was $0.8 million, $1.2 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The unamortized expense as of December 31, 2008 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2008, 2007 and 2006, the following assumptions were used in the valuation of the stock purchase rights:

	2008	2007	2006
Expected term (years)	0.5	0.5	0.5
Expected volatility	48.3%	45.2%	48.0%
Risk-free interest rate	2.0%	5.1%	5.1%
Dividend yield	—	—	—

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash proceeds from employee stock purchases for the year ended December 31, 2008 was $1.8 million.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2008, 2007 and 2006, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Year ended December 31,
	2008	2007	2006
Stock Options	3,241,066	2,392,236	9,078,195
Restricted Stock	—	—	361,486

Total	3,241,066	2,392,236	9,439,681

8.	Income Taxes

The components of income before income taxes for the years ended December 31, 2008, 2007 and 2006 are (in thousands):

	2008	2007	2006
United States	$5,540	$(13,589)	$(468)
International	19,902	27,861	4,067

Consolidated	$25,442	$14,272	$3,599

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries totaling $43.1 million because such earnings are intended to be permanently reinvested.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$(643)	$431	$4,012
State	67	1	1
Foreign	1,082	271	91
Deferred:
Federal	(1,245)	(3,551)	(981)
State	(490)	(1,701)	334
Foreign	(47)	(71)	—
Valuation allowance	2,492	7,312	2,567

Income tax provision	$1,216	$2,692	$6,024

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2008	2007	2006
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6	5.8	5.8
Research and development credits	(2.7)	(15.2)	(27.2)
Stock compensation	6.3	12.0	67.3
Foreign income taxed at lower rates	(35.7)	(76.3)	(42.5)
Subpart F/Inventory transfer	0.3	1.2	27.7
Decrease of prior year FIN 48 liabilities	(4.4)	—	—
Change in valuation allowance	5.2	52.0	71.4
Litigation reserves & Other	1.2	5.3	30.9

Effective tax rate	4.8%	18.8%	167.4%

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Research tax credits	$4,189	$3,076
Stock compensation	5,095	4,319
Other costs not currently deductible	4,636	5,387
Depreciation and amortization	530	—

Total deferred tax assets	14,450	12,782
Valuation allowance	(14,356)	(11,934)

Net deferred tax assets	94	848

Deferred tax liabilities:
Depreciation and amortization	—	(46)

Total deferred tax liabilities	—	(46)

Net deferred tax assets	$94	$802

As of December 31, 2008, the Company had research tax credit carryforwards of $6.5 million for federal income tax purposes, which begin to expire in 2021 and $5.7 million for state income tax purposes, which can be carried forward indefinitely.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $0.9 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $5.3 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized. At December 31, 2008, the Company had $8.6 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$5,297
Gross increases for tax positions of prior years	113
Gross increases for tax positions of current year	2,500

Balance at December 31, 2007	$7,910
Gross increases for tax positions of prior year	96
Gross increases for tax position of current year	1,794
Reductions for prior year tax positions	(1,245)
Reduction due to statutes expiring	(2)

Balance at December 31, 2008	$8,553

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of January 1, 2007, December 31, 2007 and December 31, 2008, the Company has approximately $0.1 million, $0.3 million and $0.4 million, respectively, of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004 because of the statute of limitations.

9.	Commitments and Contingencies

The following table summarizes the Company’s commitments as of December 31, 2008 (in thousands).

	Payments by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases	$9,099	$1,261	$1,143	$1,062	$1,080	$1,123	$3,430
Outstanding purchase commitments	10,256	10,256	—	—	—	—	—

	$19,355	$11,517	$1,143	$1,062	$1,080	$1,123	$3,430

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Obligations

In December 2006, the Company relocated its corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million, of which $0.1 million was recorded in cost of revenue and $1.2 million was recorded in operating expenses. In May 2007, the Company entered into a sublease agreement to rent a portion of its Los Gatos property for a period of 21 months commencing on June 1, 2007 during which the Company is to receive gross payments of $0.7 million. As the amount the Company expects to receive is greater than the amount the Company originally estimated, the Company reduced the estimate of its remaining liability by $0.5 million in the second quarter of 2007. The Company leases its headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China, with an option to purchase the facility as discussed in the next section. The Company also leases its sales offices in Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $0.4 million (net of $0.5 million of benefit discussed above) and $2.5 million (including $1.3 million of lease write off discussed above), respectively.

Chengdu, China Commitment

In September 2004, the Company signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of its ICs. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million, which option becomes exercisable in March 2011.

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

The changes in warranty reserves during 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$1,025	$1,038	$490
Warranty costs	(109)	(243)	(442)
Reserve adjustments and unused warranty provision	(724)	—	—
Warranty provision for product sales	572	230	990

Balance at end of year	$764	$1,025	$1,038

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides indemnification agreements to a supplier and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. Such costs were $0.5 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. There were no indemnification costs in 2008. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

10.	Litigation

O2Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). All of these claims relate to the Company’s cold cathode fluorescent lighting (CCFL) backlight inverter products.

In the United States District Court for the Northern District of California, O2Micro alleged that certain of the Company’s CCFL products infringe O2Micro’s ‘722 patent. On October 30, 2007, following the jury’s verdict, the Court entered judgment that all of the ‘722 patent claims asserted by O2Micro against the Company are invalid and denied all post-trial motions. Subsequently, O2Micro filed an appeal and the Company filed a cross-appeal, with the Federal Circuit. The appeals are currently pending.

On May 1, 2007, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2Micro that certain of the Company’s CCFL products do not infringe O2Micro’s ‘129 patent and that the ‘129 patent is invalid and unenforceable. On August 20, 2008, the parties filed a joint stipulation to a dismissal with prejudice of their respective claims for relief in which O2Micro covenants not to assert or reassert its ‘129 patent against the Company or its direct and indirect customers for infringement by the Company’s series of power inverter controller products.

On September 30, 2008, based on information and belief that O2Micro had alleged to the Company’s customer that certain of its inverter controller products infringe O2Micro’s patents, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California against O2Micro that those products do not infringe O2Micro’s 6,856,519 (‘519) patent family. On February 11, 2009, O2Micro filed a counterclaim against the Company and its customers that certain of the Company’s inverter controller products infringe three patents in the ‘519 patent family and O2Micro’s 7,417,382 (‘382) patent.

On December 15, 2008, O2Micro filed a complaint with the International Trade Commission alleging the patent infringement of the ‘519 and ‘382 patents against certain of the Company’s products. This case is still in the early proceedings.

In addition to the U.S. litigation described above, O2Micro has brought various legal proceedings against the Company in Taiwan based upon a Taiwan patent. The Company previously posted cash bonds of approximately $7.9 million with the Taiwan Courts in support of its counter-injunctions and to prevent O2Micro from seizing the Company’s assets. In July 2008, the parties agreed to cease all

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisional remedial disputes against each other and allow the parties to retrieve the bonds posted. As a result of the agreement, the Company retrieved the bonds, totaling approximately $7.9 million, in the second half of 2008.

Taiwan Sumida Electronics

On July 30, 2007, the Company settled its litigation with TSE concerning the Indemnification Agreement. As of December 31, 2008, the Company had $7.4 million held in escrow for which the Company could be liable subject to the outcome of certain legal activities which are still pending in front of the Federal Circuit Court of Appeal.

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

11.	Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2008, 2007 and 2006.

12.	Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more of total accounts receivable, net at the end of 2008 and 2007 or with sales that accounted for 10% or more of the Company’s revenue for each respective year:

	Revenue			Accounts Receivable, Net
Customers	Year ended December 31,			as of December 31,
	2008	2007	2006	2008	2007
A	20%	18%	17%	14%	11%
B	10%	15%	14%	*	21%
C	*	*	*	16%	*

*	Represents less than 10% of accounts receivable, net or revenue

13.	Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and communications markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of, individual product families.

The Company derived a substantial majority of its revenue from sales to customers located outside North America during 2008, 2007 and 2006, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
Country	2008	2007	2006
China	$72,402	$66,582	$49,754
Taiwan	21,978	18,698	23,750
Korea	25,747	15,917	11,915
Japan	15,583	12,312	6,930
Europe	12,918	9,229	7,093
USA	4,330	3,612	3,965
Other	7,553	7,654	1,608

Total	$160,511	$134,004	$105,015

The following is a summary of net revenue by product type for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008		2007		2006
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
DC to DC Converters	$115,373	71.9%	$86,701	64.7%	$71,715	68.3%
LCD Backlight Inverters	32,308	20.1%	35,713	26.7%	29,201	27.8%
Audio Amplifiers	12,830	8.0%	11,590	8.6%	4,099	3.9%

Total	$160,511	100.0%	$134,004	100.0%	$105,015	100.0%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
China	$10,470	$10,598
United States	3,646	3,635
Taiwan	103	105
Japan	31	26
Other	41	55

Total	$14,291	$14,419

14.	Valuation and Qualifying Accounts

The Company had the following activity in its accounts receivable allowances (in thousands):

Accounts Receivable Allowances
Balance, December 31, 2005	$227

Balance, December 31, 2006	227

Balance, December 31, 2007	227
Deductions	(227)

Balance, December 31, 2008	$—

15.	Stock Repurchase Program

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million of its common stock through the end of 2008. As of December 31, 2008, the following shares have been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028
April	201,863	$20.03	$4,043
May	100	$21.98	$2
June	18,000	$21.66	$390
July	14,155	$21.86	$309
August	100	$22.03	$2
September	307,355	$18.82	$5,784
October	333,700	$15.05	$5,021

Total Shares Repurchased	1,430,105		$25,043

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Revenue	$35,409	$41,502	$48,891	$34,709
Cost of revenue*	13,044	15,375	18,201	14,564

Gross profit	22,365	26,127	30,690	20,145

Operating expenses:
Research and development*	7,572	8,602	9,420	9,256
Selling, general and administrative*	8,728	8,912	9,560	8,056
Provision for litigation expense	736	4,294	1,090	594

Total operating expenses	17,036	21,808	20,070	17,906

Income from operations	5,329	4,319	10,620	2,239
Other income (expense):	—	—	—	—
Interest and other income	1,434	810	684	659
Interest and other expense	(6)	(112)	(389)	(145)

Total other income, net	1,428	698	295	514

Income before income taxes	6,757	5,017	10,915	2,753
Income tax provision (benefit)	822	417	458	(481)

Net income	$5,935	$4,600	$10,457	$3,234

Basic net income per share	$0.18	$0.14	$0.31	$0.10

Diluted net income per share	$0.17	$0.13	$0.29	$0.09

Weighted average common shares Outstanding	33,340	33,229	33,869	33,587
Stock options and restricted stock	2,551	3,003	2,733	1,599

Diluted weighted-average common equivalent shares outstanding	35,891	36,232	36,602	35,186

* Stock-based compensation has been included in the following line items:
Cost of revenue	$45	$128	$76	$95
Research and development	1,207	1,396	1,471	1,747
Selling, general and administrative	1,535	1,819	1,787	1,852

Total	$2,787	$3,343	$3,334	$3,694

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Revenue	$24,496	$30,833	$40,188	$38,487
Cost of revenue*	8,963	11,248	14,662	13,908

Gross profit	15,533	19,585	25,526	24,579

Operating expenses:
Research and development*	5,932	6,428	7,489	7,493
Selling, general and administrative*	6,197	7,119	8,071	8,150
Lease abandonment	—	(496)	—	—
Patent litigation settlement	—	9,800	—	—
Provision for litigation	2,847	4,028	1,452	1,043

Total operating expenses	14,976	26,879	17,012	16,686

Income (loss) from operations	557	(7,294)	8,514	7,893
Other income (expense):
Interest and other income	1,007	1,169	1,223	1,342
Interest and other expense	(7)	(22)	8	(118)

Total other income, net	1,000	1,147	1,231	1,224

Income (loss) before income taxes	1,557	(6,147)	9,745	9,117
Income tax provision (benefit)	1,886	219	752	(165)

Net income (loss)	$(329)	$(6,366)	$8,993	$9,282

Basic net income (loss) per share	$(0.01)	$(0.20)	$0.28	$0.28

Diluted net income (loss) per share	$(0.01)	$(0.20)	$0.25	$0.26

Weighted average common shares outstanding	30,482	31,382	31,995	32,919
Stock options and restricted stock	—	—	3,958	3,216

Diluted weighted-average common equivalent shares outstanding	30,482	31,382	35,953	36,135

* Stock-based compensation has been included in the following line items:
Cost of revenue	$111	$113	$149	$166
Research and development	1,101	952	1,326	1,246
Selling, general and administrative	1,108	1,440	1,748	1,768

Total	$2,320	$2,505	$3,223	$3,180

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2008 and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 21, 2009, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1+(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.

10.3+(4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+(5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(6)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(7)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+(8)	Employment Agreement with Michael Hsing and Amendment thereof.

10.8+(9)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.9+(10)	Employment Agreement with Jim Moyer.

10.10+(11)	Employment Agreement with Deming Xiao and Amendment thereof.

10.11+(12)	Employment Agreement with Paul Ueunten and Amendment thereof.

10.12(13)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

Exhibit Number	Description
10.13(14)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14†(15)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(16)	Patent License Agreement, dated May 1, 2004.

10.16†(17)	Settlement Agreement with Linear Technology Corporation.

10.17+(18)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof

10.18(19)	Settlement Agreement with Microsemi Corporation.

10.19(20)	Settlement Agreement with Micrel Corporation.

10.20+(21)	Employment Agreement with Adriana Chiocchi and Amendment thereof.

10.21+(22)	Form of Performance Unit Agreement.

10.22(23)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+(24)	Letter Agreement with Victor Lee.

10.25(25)

Judgment on Appeal by the U.S. Court of Appeals for the Federal Circuit in the litigation between O2Micro International Limited v. Monolithic Power Systems, Inc., Nos. CV-00-4071 and CV-01-3995 (N.D. Cal.), on appeal as Nos. 2006-1338 and -1377 (Fed. Cir.).

10.26(26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.27+(27)	Letter Agreement with Douglas McBurnie.

10.28+(28)	Letter Agreement with Karen A. Smith Bogart.

10.29(29)	Order issued on 6/25/07 in response to the summary judgment motions of both parties in the Monolithic Power Systems, Inc. v. Taiwan Sumida Electronics, Inc. case.

10.30(30)	Settlement Agreement with Taiwan Sumida Electronics.

10.31+(31)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.32(33)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008

10.33(34)	Form of Restricted Stock Award Agreement

14.1(32)	Code of Ethics.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(5)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(9)	Incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(10)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(11)	Incorporated by reference to Exhibit 10.10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(12)	Incorporated by reference to Exhibit 10.11 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.6 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(13)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(14)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(15)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(16)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 13, 2006.
(18)	Incorporated by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(19)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2006.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
(21)	Incorporated by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(22)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(23)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(24)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(25)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007
(30)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(31)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.
(32)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(33)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.
(34)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: February 27, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

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