Form 10-Q
period 2009-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2009-04-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

There were 33,864,489 shares of the registrant’s common stock issued and outstanding as of April 21, 2009.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$68,094	$83,266
Short-term investments	38,002	21,922
Accounts receivable, net of allowances of $8 and $0 in 2009 and 2008, respectively	13,367	9,115
Inventories	18,559	18,887
Deferred income tax assets, net - current	74	75
Prepaid expenses and other current assets	2,791	2,622
Restricted cash	7,350	7,360

Total current assets	148,237	143,247

Property and equipment, net	13,967	14,163
Long-term investments	37,340	37,425
Deferred income tax assets, net - long-term	19	19
Other assets	427	438
Restricted assets	7	7

Total assets	$199,997	$195,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,363	$4,674
Accrued compensation and related benefits	3,789	7,848
Accrued liabilities	14,392	13,360

Total current liabilities	26,544	25,882

Non-current income tax liability	4,773	4,762
Other long-term liabilities	9	10

Total liabilities	31,326	30,654

Stockholders’ equity:
Common stock, $0.001 par value, $34 and $34 in 2009 and 2008, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,863,182 and 33,646,821 in 2009 and 2008, respectively	152,236	147,298
Retained earnings	16,683	17,411
Accumulated other comprehensive income (loss)	(248)	(64)

Total stockholders’ equity	168,671	164,645

Total liabilities and stockholders’ equity	$199,997	$195,299

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue	$29,322	$35,409
Cost of revenue	12,431	13,044

Gross profit	16,891	22,365

Operating expenses:
Research and development	8,117	7,572
Selling, general and administrative	7,808	8,728
Provision for litigation expense	2,046	736

Total operating expenses	17,971	17,036

Income (loss) from operations	(1,080)	5,329
Other income (expense):
Interest and other income	385	1,434
Interest and other expense	(94)	(6)

Total other income, net	291	1,428

Income (loss) before income taxes	(789)	6,757
Income tax provision (benefit)	(61)	822

Net income (loss)	$(728)	$5,935

Basic net income (loss) per share	$(0.02)	$0.18

Diluted net income (loss) per share	$(0.02)	$0.17

Weighted average common shares outstanding	33,696	33,340
Stock options and restricted stock	—	2,551

Diluted weighted-average common equivalent shares outstanding	33,696	35,891

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(728)	$5,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,537	1,331
Loss on disposal of property and equipment	—	1
Accretion of purchase discounts on debt instruments	30	—
Tax benefit from stock option transactions	231	146
Excess tax benefit from stock option transactions	(9)	(49)
Stock-based compensation	3,413	2,787
Changes in operating assets and liabilities:
Accounts receivable	(4,252)	(3,074)
Inventories	326	1,159
Prepaid expenses and other current assets	(165)	387
Accounts payable	3,198	807
Accrued and long-term liabilities	1,104	(432)
Accrued income taxes payable and noncurrent tax liabilities	(201)	(102)
Accrued compensation and related benefits	(3,998)	(2,934)
Deferred rent	(66)	(64)

Net cash provided by operating activities	420	5,898

Cash flows from investing activities:
Property and equipment purchases	(859)	(988)
Purchase of short-term investments	(28,015)	(11,775)
Purchase of long-term investments	—	(28,050)
Proceeds from sale of short-term investments	11,834	23,325
Changes in restricted assets	10	—

Net cash used in investing activities	(17,030)	(17,488)

Cash flows from financing activities:
Proceeds from issuance of common stock	587	1,219
Proceeds from employee stock purchase plan	930	853
Repurchase of common stock	—	(9,492)
Excess tax benefits from stock option transactions	9	49

Net cash provided by (used in) financing activities	1,526	(7,371)

Effect of change in exchange rates on cash	(88)	147

Net decrease in cash and cash equivalents	(15,172)	(18,814)
Cash and cash equivalents, beginning of period	83,266	83,114

Cash and cash equivalents, end of period	$68,094	$64,300

Supplemental disclosures for cash flow information:
Cash paid for taxes	$45	$172

Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$492	$690

Impairment of auction-rate securities	$35	$410

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on February 27, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 162 will have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the disclosure requirements of FSP SFAS No. 107-1 and APB No. 28-1.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. The Company is currently evaluating the potential impact, if any, the adoption of SAB No. 111 and FSP SFAS No. 115-2 and SFAS No. 124-2 will have on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP SFAS No. 157-4 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummates after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this standard effective January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three months ended March 31, 2009 and 2008, as follows (in thousands):

	Three months ended March 31,
	2009	2008
Non-Employee	$14	$(12)
ESPP	137	135
Restricted Stock	739	657
Stock Options	2,523	2,007

TOTAL	$3,413	$2,787

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

Available for Grant as of December 31, 2008	813,601
2009 Additions to Plan	1,682,341
2009 Grants	(349,000)
2009 Cancellations	90,415

Available for Grant as of March 31, 2009	2,237,357

A summary of the status of the Company’s stock option plans at March 31, 2009 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (7,506,407 options exercisable at a weighted-average exercise price of $12.31 per share)	8,196,637	$12.62	5.91	$20,193,958

Options granted (weighted-average fair value of $6.26 per share)	343,000	13.11
Options exercised	(93,613)	6.28
Options forfeited and expired	(84,165)	17.22

Outstanding at March 31, 2009	8,361,859	$12.67	5.71	$32,582,659

Options exercisable at March 31, 2009 and expected to become exercisable	7,694,316	$12.37	5.69	$31,902,174

Options vested and exercisable at March 31, 2009	3,978,727	$8.67	5.33	$28,314,385

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during the three months ended March 31, 2009 and 2008 was $2.5 million and $2.0 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.7 million and $2.0 million, respectively. Net cash proceeds from the exercise of stock options was $0.6 million for the three months ended March 31, 2009 and $1.2 million for the three months ended March 31, 2008. At March 31, 2009, unamortized compensation expense related to unvested options was approximately $20.2 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.6 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock based awards granted during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Expected term (years)	4.1	4.3
Expected volatility	60.7%	40.3%
Risk-free interest rate	1.5%	2.7%
Dividend yield	—	—

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility for grants prior to December 31, 2008, the Company used the historical stock prices of MPS and companies similar to MPS, as the Company did not have sufficient historical data as a public company regarding its own volatility. MPS considered companies of similar size, industry and financial structure to devise its estimate. For grants after January 1, 2009, the Company, having a long enough history as a public company, uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001 per share. The repurchase right expires over a 48 month period. A summary of the Company’s restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2008	70,377	$11.55	0.48

Awards granted	—	—
Awards released	(39,152)	11.03
Awards forfeited	(6,250)	8.64

Outstanding at March 31, 2009	24,975	$13.11	0.58

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Total granted through December 31, 2008	389,643	$18.11	2.72

Awards granted	6,000	12.50
Awards released	(45,572)	15.25
Awards forfeited	—	—

Outstanding at March 31, 2009	350,071	$17.17	2.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of restricted stock awards and units that vested $0.7 million for each of the three months ended March 31, 2009 and 2008, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended March 31, 2009 and 2008 was $1.2 million and $0.9 million, respectively. The intrinsic value related to restricted stock awards and units outstanding at March 31, 2009 and 2008 was $5.8 million and $8.0 million, respectively. At March 31, 2009, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $4.4 million with a weighted average remaining recognition period of 2.4 years.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended March 31, 2009 and 2008, 83,426 shares and 60,090 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2009:

Available Shares as of December 31, 2008	2,041,102
2009 Additions to Plan	672,936
2009 Purchases	(83,426)

Available Shares as of March 31, 2009	2,630,612

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The intrinsic value for stock purchased was $0.2 million for each of the three months ended March 31, 2009 and 2008, respectively. The unamortized expense as of March 31, 2009 was $0.4 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three months ended March 31, 2009 and 2008, the following assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31,
	2009	2008
Expected term (years)	0.5	0.5
Expected volatility	88.7%	50.5%
Risk-free interest rate	0.5%	2.1%
Dividend yield	—	—

Cash proceeds from employee stock purchases for the three months ended March 31, 2009 was $0.9 million.

3. Inventories — Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Work in progress	$11,394	$10,653
Finished goods	7,165	8,234

Total inventories	$18,559	$18,887

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

4. Accrued Liabilities — Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Legal expenses and settlement costs	$9,988	$8,791
Other	2,481	2,898
Deferred revenue	924	841
Warranty	738	764
Professional fees	261	66

Total accrued liabilities	$14,392	$13,360

5. Comprehensive Income and Net Income (Loss) per Share — Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2009 and 2008, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Three months ended March 31,
	2009	2008
Stock Options	9,380,801	3,574,706
Restricted Stock	232,142	—
ESPP	47,323	—

Total	9,660,266	3,574,706

For the three months ended March 31, 2009 and 2008, the Company’s comprehensive income includes unrealized losses on investments and foreign currency translation adjustments. For the three months ended March 31, 2009, the Company’s comprehensive income consists primarily of unrealized losses on available-for-sale investments in the amount of $0.1 million and increased impairment of the Company’s holdings in auction-rate securities in the amount of $0.1 million. For the three months ended March 31, 2008, the Company’s comprehensive income consisted primarily of impairment of the Company’s holdings in auction-rate securities in the amount of $0.4 million, offset by $0.7 million, primarily due to favorable fluctuations of the Chinese Yuan. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss)	$(728)	$5,935
Other comprehensive income (loss):
Impairment of auction-rate securities	(85)	(410)
Unrealized loss on available-for-sale investments	(72)	50
Foreign currency translation adjustments	(26)	663

Comprehensive income (loss)	$(911)	$6,238

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

6. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial and automotive markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March 31, 2009, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
Customers	2009	2008
A	15%	19%
B	13%	—
C	10%	—
D	—	11%
E	—	10%

(—) represents less than 10%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2009	2008
China	$10,469	$14,987
Korea	7,279	5,581
Europe	4,346	2,675
Taiwan	3,230	4,922
Japan	1,841	4,329
USA	1,287	1,004
Other	870	1,911

Total	$29,322	$35,409

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The product information for the first quarter of 2008 has been reclassified to conform to the current presentation. The following is a summary of revenue by product family (in thousands):

	Three months ended March 31,
Product Family	2009	2008
DC to DC Converters	$21,152	$24,180
Lighting Control Products	4,686	8,474
Audio Amplifiers	3,484	2,755

Total	$29,322	$35,409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	March 31, 2009	December 31, 2008
China	$10,698	$10,470
United States	3,241	3,646
Taiwan	89	103
Japan	28	31
Other	36	41

TOTAL	$14,092	$14,291

7. Litigation

O2Micro, Inc.

Since November 2000, the Company has been engaged in multiple legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). All of these claims relate to the Company’s cold cathode fluorescent lighting (CCFL) backlight inverter products.

In the United States District Court for the Northern District of California, O2Micro alleged that certain of the Company’s CCFL products infringe O2Micro’s ‘722 patent. On October 30, 2007, following the jury’s verdict, the Court entered judgment that all of the ’722 patent claims asserted by O2Micro against the Company are invalid and denied all post-trial motions. Subsequently, O2Micro filed an appeal and the Company filed a cross-appeal, with the Federal Circuit. On March 5, 2009, the United States Court of Appeals for the Federal Circuit affirmed the judgment from the United States District Court of Northern California that all of the claims of O2Micro’s ‘722 patent asserted against MPS and its customers were invalid on the grounds of obviousness.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

On July 30, 2007, the Company settled its litigation with Taiwan Sumida Electronics (“TSE”), a customer, concerning the Indemnification Agreement and held $7.4 million in escrow for which the Company could be liable subject to the outcome of the appeal by TSE against O2Micro regarding a judgment in the Eastern District Court of Texas. On March 5, 2009, the United States Court of Appeals for the Federal Circuit dismissed O2Micro’s action and overturned the judgment against TSE on the basis that O2 cannot assert the same invalid claims. The escrow can be released to the Company after the ruling is final.

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

8. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The following table details the fair value measurements as of March 31, 2009 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$68,094	$68,094	$—	$—
Fixed income available-for-sale securities	38,002	38,002	—	—
Auction-rate securities	36,140	—	—	36,140
Put Right	1,200	—	—	1,200

	$143,436	$106,096	$—	$37,340

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Fixed income available-for-sale securities includes government agencies and treasuries and commercial paper, $38.0 million of which are classified as short-term investments and the remainder of which is classified as cash and cash equivalents on the Condensed Consolidated Balance Sheet. At March 31, 2009, the Company had $39.2 million invested in money market funds, $33.3 million of which is guaranteed by the Government-sponsored Temporary Liquidity Guarantee Program. At March 31, 2009, there was an immaterial amount of unrealized gross gains and losses from these investments.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2009	$36,175	$1,250	$37,425
Unrealized loss	$(35)	$—	$(35)

Unrealized loss resulting from the valuation of the UBS put right	$—	$(50)	$(50)

Ending balances as of March 31, 2009	$36,140	$1,200	$37,340

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of March 31, 2009, the Company’s investment portfolio included $36.1 million, net of impairment charges of $2.7 million, in government-backed student loan auction-rate securities, which the Company has classified as long-term investments. The portfolio also included a UBS auction-rate put right, which was valued at $1.2 million in accordance with the fair value measurement provisions of SFAS No. 159. As of March 31, 2009, $38.8 million, the face value of the Company’s auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 39 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with a few issuances having been downgraded by Moody’s to A3/Baa3 during the quarter ended March 31, 2009.

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

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in the face amount of eligible auction-rate securities commencing in June 2010. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and allows the Company to borrow up to $18.2 million beginning October 7, 2008. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

Since the Company accepted this put right from UBS in October 2008, the Company intends to sell these securities at par to UBS commencing in June 2010 and therefore does not possess the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The cumulative impairment related to these securities of $1.2 million was therefore considered to be other-than-temporary and has been charged to operations.

Having accepted UBS’ rights offering and elected the fair value option under SFAS No. 159, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $1.2 million, the effect of which has been recorded by the Company in other income in the Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of March 31, 2009, the cumulative impairment of $1.5 million was temporary based on the following analysis:

•	The decline in the fair value of the security is not largely attributable to adverse conditions specifically related to the security or to specific conditions in an industry or in a geographic area;

•	Management possesses both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The securities remain generally AAA rated, with only a few issuances having been downgraded by Moody’s to A3/Baa3 during the quarter ended March 31, 2009;

•	The financial condition of the issuer has not deteriorated; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Unless another rights offering or other similar offers are made to and accepted by the Company on terms that the Company deems favorable, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2009, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009
Time-to-Liquidity	18 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The gross accumulated impairment charge was $2.7 million as of March 31, 2009, of which $1.5 million was recorded as temporary and the remaining $1.2 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax benefit for the three months ended March 31, 2009 was $0.1 million or 7.7% of our pretax loss and the income tax provision for the three months ended March 31, 2008 was $0.8 million or 12.2% pretax income. Taxes as a percent of the pretax income (loss) differ from the statutory rate of 34% because our foreign income is taxed at lower rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	the impact of our outstanding litigation and environmental issues on the revenue we derive from our CCFL product line,

•	the effect of auction-rate securities on our liquidity and capital resources,

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2009,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments;

•	our facility in China for testing our ICs,

•	anticipated demand for our products and anticipated global demand for electronic, and

•	our anticipated needs for additional facilities for our operations.

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

We work with third parties to manufacture and assemble our integrated circuits (“ICs”). This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 80% of our revenue for the three months ended March 31, 2009 and 89% of our revenue for the three months ended March 31, 2008 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the computing, consumer electronics and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 90% of our distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

Approximately 10% of our distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements. These distributors do not receive any stock rotation rights and, as such, hold very little inventory, if any. We do not have a history of accepting returns from these distributors.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of March 31, 2009 and December 31, 2008 was $0.5 million and $0.5 million, respectively.

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

As of March 31, 2009 and December 31, 2008, we had a valuation allowance of $14.3 million and $14.4 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, under the modified prospective method. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion 25 to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Fair Value Instruments. We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

a.	Level 1: Quoted prices in active markets for identical assets;

b.	Level 2: Significant other observable inputs; and

c.	Level 3: Significant unobservable inputs.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of the Company’s holdings in auction rate securities is $38.8 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $18.2 million is classified as long-term trading investments. These investments are accounted for in accordance SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. The Company records an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our Consolidated Statement of Operations. The UBS put right is accounted for in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. We value the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Please refer to Note 8, Fair Value Measurements, for further information.

Results of Operations.

The table below sets forth the data from our statement of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	42.4%	36.8%

Gross profit	57.6%	63.2%
Operating expenses:
Research and development	27.7%	21.4%
Selling, general and administrative	26.6%	24.6%
Provision for litigation expense	7.0%	2.1%

Total operating expenses	61.3%	48.1%

Income (loss) from operations	(3.7%)	15.1%
Other income (expense):
Interest and other income	1.3%	4.0%
Interest and other expense	(0.3%)	0.0%

Total other income, net	1.0%	4.0%

Income (loss) before income taxes	(2.7%)	19.1%
Income tax provision	(0.2%)	2.3%

Net income (loss)	(2.5%)	16.8%

Revenue.

	For the three months ended March 31,		Change
	2009	2008
	(in thousands)
Revenue	$29,322	$35,409	-17.2%

Revenue for the three months ended March 31, 2009 was $29.3 million, a decrease of $6.1 million, or 17.2%, from $35.4 million for the three months ended March 31, 2008. The decrease in revenue between the two periods resulted primarily from the deterioration in the general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns, specifically in the DC to DC and lighting control products.

The following table illustrates changes in our revenue by product family:

	For the three months ended March 31,				Change
	2009		2008
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$21,152	72.1%	$24,180	68.3%	-12.5%
Lighting Control Products	4,686	16.0%	8,474	23.9%	-44.7%
Audio Amplifiers	3,484	11.9%	2,755	7.8%	26.5%

	$29,322	100.0%	$35,409	100.0%	-17.2%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 57.6% for the three months ended March 31, 2009 and 63.2% for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, gross margin declined year-over-year as a result of a decrease in the average selling price of certain of our products, an increase in inventory reserves resulting from a decrease in the general demand of our products and relatively fixed manufacturing costs on a lower revenue base.

Research and Development.

	For the three months ended March 31,		Change
	2009	2008
	(in thousands)
Revenue	$29,322	$35,409	-17.2%
Research and development (“R&D”) (including stock-based compensation of $1,560 and $1,207 for the three months ended March 31, 2009 and 2008, respectively)	8,117	7,572	7.2%

R&D as a percentage of revenue	27.7%	21.4%

R&D expenses were $8.1 million, or 27.7% of revenue, for the three months ended March 31, 2009 and $7.6 million, or 21.4% of revenue, for the three months ended March 31, 2008. The year-over-year increase in the amount of $0.5 million, or 7.2% was primarily due to an increase in stock-based compensation expenses and new product development activities.

Selling, General and Administrative.

	For the three months ended March 31,
	2009	2008	Change
	(in thousands)
Revenue	$29,322	$35,409	-17.2%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,772 and $1,535 for the three months ended March 31, 2009 and 2008, respectively)	7,808	8,728	-10.5%

SG&A as a percentage of revenue	26.6%	24.6%

SG&A expenses were $7.8 million, or 26.6% of revenue, for the three months ended March 31, 2009 and $8.7 million, or 24.6% of revenue, for the three months ended March 31, 2008. SG&A expenses declined due to scaling efficiencies and a decrease in sales and sales-related expenses. SG&A decreased despite a $0.2 million increase in stock-based compensation expenses.

Provision for Litigation Expense.

	For the three months ended March 31,
	2009	2008	Change
	(in thousands)
Revenue	$29,322	$35,409	-17.2%
Provision for litigation expense	2,046	736	178.0%

Provision for litigation as a percentage of revenue	7.0%	2.1%

Provision for litigation expenses were $2.0 million, or 7.0% of revenue, for the three months ended March 31, 2009 as compared to $0.7 million, or 2.1% of revenue, for the three months ended March 31, 2008. The year-over-year increase in provision for litigation expenses was primarily due to preparation for our case against O2Micro.

Income Tax Provision. The income tax benefit for the three months ended March 31, 2009 was $0.1 million or 7.7% of our income before income taxes. The income tax provision for the three months ended March 31, 2008 was $0.8 million or 12.2% of the pre-tax income. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates.

Liquidity and Capital Resources.

As of March 31, 2009, we had working capital of $121.7 million, including cash and cash equivalents of $68.1 million and short-term investments of $38.0 million compared to working capital of $117.4 million, including cash and cash equivalents of $83.3 million and short-term investments of $21.9 million as of December 31, 2008. We have financed our growth primarily with proceeds from cash generated from operating activities, the issuance of common stock and the exercise of stock options.

For the three months ended March 31, 2009, net cash provided by operating activities was $0.4 million. Accounts receivable increased due to increased sales at the end of the quarter and accrued compensation decreased due to having paid bonuses in 2009 for the performance in the second half of 2008. These were partially offset by an increase in accounts payable. Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2008 due to relatively strong sales during the quarter.

For the three months ended March 31, 2009, net cash used in investing activities was $17.0 million, primarily related to the purchase of short-term investments. For the three months ended March 31, 2008, net cash used by investing activities was $17.5 million, primarily due to the purchase of auction-rate securities, which we were not able to sell during the period due to the freezing up of the capital markets.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of March 31, 2009, our investment portfolio included $36.1 million, net of impairment charges of $2.7 million, in government-backed student loan auction-rate securities, which we classified as long-term investments. The portfolio also included a UBS auction-rate put right, which was valued at $1.2 million in accordance with the fair value measurement provisions of SFAS 159. As of March 31, 2009, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 39 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with a few issuances having been downgraded by Moody’s during the quarter ended March 31, 2009.

We used the guidelines set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in the face value amount of eligible auction-rate securities commencing in June 2010. The offer gives us the right but not the obligation to sell these securities at par to UBS and allows us to borrow up to $18.2 million beginning October 7, 2008. In accepting the offer, we also entered into a release of claims in favor of UBS.

Since we accepted this put right from UBS, we intend to sell these securities at par to UBS commencing in June 2010 and therefore do not possess the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The cumulative impairment related to these securities of $1.2 million was therefore considered to be other-than-temporary and has been charged to operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $1.2 million, the effect of which has been recorded by the Company in other income in the Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under SFAS No. 159 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of March 31, 2009, the cumulative impairment was temporary based on the following analysis:

1.	The decline in the fair value of the security is not attributable to adverse conditions specifically related to the security or to specific conditions in an industry or in a geographic area;

2.	Management possesses both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value;

3.	The securities remain generally AAA rated, with only a few issuances having been downgraded by Moody’s to A3/Baa3 during the quarter ended March 31, 2009;

4.	The financial condition of the issuer has not deteriorated; and

5.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Unless another rights offering or other similar offers are made to and accepted by us on terms that we deem favorable, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2009 and December 31, 2008, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009
Time-to-Liquidity	18 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security

From the fourth quarter of 2008 to the first quarter of 2009, we increased the time-to-liquidity from 1.5 years to 2.0 years, as we do not believe that liquidity will return to the market until then. We also experienced a downgrade in certain of our auction-rate securities by Moody’s. These changes increased the impairment of these securities. However, there was a decrease in the FFELPS-guaranteed student-loan credit default swap spread from 325 basis points at the end of the fourth quarter of 2008 to 150 basis points at the end of the first quarter of 2009, which significantly reduced the impairment of these securities. As a result of offsetting charges, the total cumulative impairment charge of $2.7 million did not change from December 31, 2008. However, the temporary impairment charge increased from $1.4 million at the end of 2008 to $1.5 million at the end of the first quarter of 2009. Other-than-temporary impairment charges decreased from $1.3 million at the end of 2008 to $1.2 million at the end of the first quarter of 2009.

Net cash provided by financing activities for the three months ended March 31, 2009 was $1.5 million, primarily from the issuance of common stock in the amount of $1.5 million. Net cash used by financing activities for the three months ended March 31, 2008 was $7.4 million, primarily from the repurchase of $9.5 million of our common stock, partially offset by the issuance of common stock in the amount of $2.1 million.

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

Our contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on February 27, 2009.

As of March 31, 2009, our total outstanding purchase commitments were $15.8 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $10.3 million as of December 31, 2008.

As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 27, 2009. During the three months ended March 31, 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008.

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

In the United States District Court for the Northern District of California, Q2Micro alleged that certain of our CCFL products infringe O2Micro’s ‘722 patent. On October 30, 2007, following the jury’s verdict, the Court entered judgment that all of the ‘722 patent claims asserted by O2Micro against us are invalid and denied all post-trial motions. Subsequently, O2Micro filed an appeal, and we filed a cross-appeal with the Federal Circuit. On March 5, 2009, the United States Court of Appeals for the Federal Circuit affirmed the judgment from the United States District Court of Northern California that all of the claims of O2Micro’s ‘722 patent asserted against us and our customers were invalid on the grounds of obviousness.

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

Taiwan Sumida Electronics

On July 30, 2007, we settled our litigation with Taiwan Sumida Electronics (“TSE”), a customer, concerning the Indemnification Agreement and held $7.4 million in escrow for which we could be liable subject to the outcome of the appeal by TSE against O2Micro regarding a judgment in the Eastern District Court of Texas. On March 5, 2009, the United States Court of Appeals for the Federal Circuit dismissed O2Micro’s action and overturned the judgment against TSE on the basis that O2 cannot assert the same invalid claims. The escrow can be released to us after the ruling is final.

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

We are engaged in legal proceedings with O2Micro. These proceedings involve various claims and counterclaims in the United States and Taiwan alleging, among other things, patent infringement. O2Micro has also taken legal action against certain of our customers, which we are indemnifying. Other new or existing customers may request similar indemnity from us because of continued legal actions between us and O2Micro. We are also involved in litigation with CAT. See the section entitled “Part II Item 1. Legal Proceedings” of this quarterly report on Form 10-Q for more information.

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

Until our legal proceedings with O2Micro, Linear and CAT are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted, and may continue to divert, financial and management resources.

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

The market for government-backed student loan auction-rate securities has recently suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of March 31, 2009, the Company’s investment portfolio included $36.1 million, net of impairment charges of $2.7 million, in government-backed student loan auction-rate securities, which the Company has classified as long-term investments. As of that date, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 39 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated.

Based on certain assumptions described in Note 8 to our consolidated financial statements and the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded impairment charges on these investments in 2008. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $18.2 million in eligible auction-rate securities at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

We believe that the application of our products in the computer, consumer electronics and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease. In the fourth quarter of 2008 and continuing into 2009, the semiconductor industry as a whole saw and continues to see dramatic declines in overall demand, which affects MPS. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

Certain of our products contain mercury, which is the subject of environmental concerns.

Our CCFL tubes contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2Micro, TSE, Linear and CAT litigation matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting related to the calculation of our income tax provision that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended March 31, 2009, sales to our three largest distributors and/or customers accounted for approximately 38% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2009, approximately 80% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

We plan to continue to expand our domestic and foreign operations through internal growth, strategic relationships, and/or acquisitions. We expect that any such expansion will strain our systems and operational and financial controls. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls, as well as hire experienced administrative and financial personnel. If we fail to do so, our growth will be limited. If we fail to effectively manage our planned expansion of operations, our business and operating results may be harmed.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 16% of our outstanding common stock as of March 31, 2009. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 5.	OTHER INFORMATION

On February 3, 2009, the Compensation Committee of the Board of Directors of Monolithic Power Systems, Inc. approved the following 2008 actual cash performance bonus disbursements to our named executive officers set forth below based on meeting certain revenue and non-GAAP financial targets and achieving certain corporate and individual goals:

	Cash Bonuses Paid for the First Half of 2008	Cash Bonuses Paid for the Second Half of 2008
Michael Hsing	$335,000	$210,100
C. Richard Neely, Jr.	$155,500	$91,000
Deming Xiao	$155,500	$121,000
Maurice Sciammas	$155,500	$121,000
Adriana Chiocchi	$154,950	$91,000

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The historical segment information previously reported for the quarters in 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 have been reclassified, as follows:

	Three months ended
Product Family	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
DC to DC Converters	$15,540	$17,946	$23,464	$23,299
Lighting Control Products	7,274	10,149	13,066	11,676
Audio Amplifiers	1,682	2,738	3,658	3,512

Total	$24,496	$30,833	$40,188	$38,487

	Three months ended
Product Family	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
DC to DC Converters	$24,180	$26,752	$31,705	$25,988
Lighting Control Products	8,474	11,305	12,761	6,516
Audio Amplifiers	2,755	3,445	4,425	2,205

Total	$35,409	$41,502	$48,891	$34,709

	Years ended December 31,
Product Family	2006	2007	2008
DC to DC Converters	$62,145	$80,249	$108,625
Lighting Control Products	38,771	42,165	39,056
Audio Amplifiers	4,099	11,590	12,830

Total	$105,015	$134,004	$160,511

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.
Dated: April 28, 2009

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