Form 10-Q
period 2009-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2009-07-30
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 34,366,183 shares of the registrant’s common stock issued and outstanding as of July 21, 2009.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$56,816	$83,266
Short-term investments	61,968	21,922
Accounts receivable, net of allowances of $7 and $0 in 2009 and 2008, respectively	12,448	9,115
Inventories	20,082	18,887
Deferred income tax assets, net - current	75	75
Prepaid expenses and other current assets	3,325	2,622
Restricted cash	7,350	7,360

Total current assets	162,064	143,247

Property and equipment, net	16,326	14,163
Long-term investments	37,635	37,425
Deferred income tax assets, net - long-term	19	19
Other assets	430	438
Restricted assets	7	7

Total assets	$216,481	$195,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,280	$4,674
Accrued compensation and related benefits	7,128	7,848
Accrued liabilities	14,262	13,360

Total current liabilities	31,670	25,882

Non-current income tax liability	4,785	4,762
Other long-term liabilities	9	10

Total liabilities	36,464	30,654

Stockholders’ equity:
Common stock, $0.001 par value, $34 and $34 in 2009 and 2008, respectively; shares authorized: 150,000,000; shares issued and outstanding: 34,256,923 and 33,646,821 in 2009 and 2008, respectively	159,845	147,298
Retained earnings	19,869	17,411
Accumulated other comprehensive income (loss)	303	(64)

Total stockholders’ equity	180,017	164,645

Total liabilities and stockholders’ equity	$216,481	$195,299

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$41,173	$41,502	$70,495	$76,911
Cost of revenue	16,823	15,375	29,254	28,419

Gross profit	24,350	26,127	41,241	48,492

Operating expenses:
Research and development	9,732	8,602	17,849	16,174
Selling, general and administrative	9,321	8,912	17,129	17,640
Provision for litigation expense	2,233	4,294	4,279	5,030

Total operating expenses	21,286	21,808	39,257	38,844

Income from operations	3,064	4,319	1,984	9,648
Other income (expense):
Interest and other income	281	810	666	2,244
Interest and other expense	(185)	(112)	(279)	(118)

Total other income, net	96	698	387	2,126

Income before income taxes	3,160	5,017	2,371	11,774
Income tax provision (benefit)	(26)	417	(87)	1,239

Net income	$3,186	$4,600	$2,458	$10,535

Basic net income per share	$0.09	$0.14	$0.07	$0.32

Diluted net income per share	$0.09	$0.13	$0.07	$0.29

Weighted average common shares outstanding	34,070	33,229	33,842	33,287
Stock options and restricted stock	2,319	3,003	2,036	2,804

Diluted weighted-average common equivalent shares outstanding	36,389	36,232	35,878	36,091

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$2,458	$10,535
Depreciation and amortization	3,149	2,756
Loss on disposal of property and equipment	—	4
Accretion of purchase discounts on debt instruments	120	—
Credit loss on auction-rate securities	70	—
Tax benefit from stock option transactions	1,210	1,601
Excess tax benefit from stock option transactions	(622)	(1,130)
Stock-based compensation	7,265	6,130
Changes in operating assets and liabilities:
Accounts receivable	(3,332)	(4,794)
Inventories	(1,193)	(6,590)
Prepaid expenses and other current assets	(697)	(125)
Accounts payable	3,376	6,261
Accrued and long-term liabilities	1,037	2,275
Accrued income taxes payable and noncurrent tax liabilities	(560)	(478)

Accrued compensation and related benefits	(714)	(926)
Deferred rent	(132)	(130)

Net cash provided by operating activities	11,435	15,389

Cash flows from investing activities:
Property and equipment purchases	(3,092)	(2,447)
Purchase of short-term investments	(65,069)	(11,775)
Purchase of long-term investments	—	(28,050)
Proceeds from sale of short-term investments	24,886	23,325
Proceeds from sale of long-term investments	50	—
Changes in restricted assets	10	270

Net cash used in investing activities	(43,215)	(18,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,728	7,784
Proceeds from employee stock purchase plan	930	853
Repurchase of common stock	—	(13,927)
Excess tax benefits from stock option transactions	622	1,130

Net cash provided by (used in) financing activities	5,280	(4,160)

Effect of change in exchange rates on cash	50	(71)

Net decrease in cash and cash equivalents	(26,450)	(7,519)
Cash and cash equivalents, beginning of period	83,266	83,114

Cash and cash equivalents, end of period	$56,816	$75,595

Supplemental disclosures of cash flow information:

Cash paid for taxes	$237	$362

Supplemental disclosures of non-cash investing and financing activities:

Liability accrued for equipment purchases	$2,228	$181

Impairment (market value adjustment) of auction-rate securities	$(330)	$410

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

The Company has performed a review of subsequent events through the date of the filing of this document.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

In April 2009, FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and SFAS 160 did not have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummates after the effective date.

In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures in future filings, as required.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective April 1, 2009, and has and will make the appropriate disclosures in future filings, as required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan — the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2009 and 2008, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Non-Employee	$87	$40	$101	$28
ESPP	260	185	397	320
Restricted Stock	652	704	1,391	1,361
Stock Options	2,853	2,414	5,376	4,421

TOTAL	$3,852	$3,343	$7,265	$6,130

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

Available for Grant as of December 31, 2008	813,601
2009 Additions to Plan	1,735,465
2009 Grants	(498,000)
2009 Cancellations	125,008

Available for Grant as of June 30, 2009	2,176,074

A summary of the status of the Company’s stock option plans at June 30, 2009 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (7,506,407 options exercisable at a weighted-average exercise price of $12.31 per share)	8,196,637	$12.62	5.91	$20,193,958

Options granted (weighted-average fair value of $7.31 per option)	487,000	15.17
Options exercised	(472,604)	7.89
Options forfeited and expired	(118,758)	18.31

Outstanding at June 30, 2009	8,092,275	$12.97	5.47	$77,051,683

Options exercisable at June 30, 2009 and expected to become exercisable	7,498,422	$12.71	5.44	$73,330,246

Options vested and exercisable at June 30, 2009	4,020,002	$9.57	5.08	$51,765,387

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during the three months ended June 30, 2009 and 2008 was $2.9 million and $2.5 million, respectively, and the total fair value of options that vested during the six months ended June 30, 2009 and 2008 was $5.4 million and $4.4 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $4.7 million and $11.1 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $5.4 million and $13.1 million, respectively. Net cash proceeds from the exercise of stock options was $3.1 million for the three months ended June 30, 2009 and $6.6 million for the three months ended June 30, 2008. Net cash proceeds from the exercise of stock options was $3.7 million for the six months ended June 30, 2009 and $7.8 million for the six months ended June 30, 2008. At June 30, 2009, unamortized compensation expense related to unvested options was approximately $18.9 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.6 years.

The employee stock-based compensation expense recognized under SFAS 123(R) was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected term (years)	4.1	4.2	4.1	4.2
Expected volatility	61.5%	40.6%	60.9%	40.4%
Risk-free interest rate	2.0%	2.8%	1.7%	2.8%
Dividend yield	—	—	—	—

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2008	70,377	$11.55	0.48

Awards granted	—	—
Awards released	(45,077)	10.86
Awards forfeited	(6,250)	8.64

Outstanding at June 30, 2009	19,050	$14.14	0.43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Total granted through December 31, 2008	389,643	$18.11	2.72

Awards granted	11,000	14.87
Awards released	(60,322)	16.55
Awards forfeited	—	—

Outstanding at June 30, 2009	340,321	$18.28	2.32

The total fair value of restricted stock awards and units that vested was $0.7 million for each of the three months ended June 30, 2009 and 2008, respectively. The total fair value of restricted stock awards and units that vested was $1.4 million for each of the six months ended June 30, 2009 and 2008, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.3 million, respectively, and the intrinsic value related to restricted stock awards and units released for the six months ended June 30, 2009 and 2008 was $1.6 million and $1.3 million, respectively. The intrinsic value related to restricted stock awards and units outstanding at June 30, 2009 and 2008 was $8.1 million and $9.9 million, respectively. At June 30, 2009, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $3.9 million with a weighted average remaining recognition period of 2.2 years.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the six months ended June 30, 2009 and 2008, 83,426 shares and 60,090 shares, respectively, were issued under the Purchase Plan. There were no shares issued under the Purchase Plan during the three months ended June 30, 2009 and 2008. The following is a summary of the Purchase Plan and changes during the six months ended June 30, 2009:

Available Shares as of December 31, 2008	2,041,102
2009 Additions to Plan	672,936
2009 Purchases	(83,426)

Available Shares as of June 30, 2009	2,630,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under SFAS 123(R) and is accounted for in accordance with FASB Technical Bulletin 97-1 (“FTB 97-1”) Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The intrinsic value for stock purchased was $0.2 million for each of the six months ended June 30, 2009 and 2008, respectively. The unamortized expense as of June 30, 2009 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2009 and 2008, the following assumptions were used in the valuation of the stock purchase rights:

	Six months ended June 30,
	2009	2008
Expected term (years)	0.5	0.5
Expected volatility	88.7%	50.5%
Risk-free interest rate	0.5%	2.1%
Dividend yield	—	—

Cash proceeds from employee stock purchases for the three and six months ended June 30, 2009 and 2008 was $0.9 million and $0.9 million, respectively.

3. Inventories — Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Work in progress	$12,734	$10,653
Finished goods	7,348	8,234

Total inventories	$20,082	$18,887

4. Accrued Liabilities — Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Legal expenses and settlement costs	$9,998	$8,791
Other	2,000	2,898
Deferred revenue	1,541	841
Warranty	663	764
Professional fees	60	66

Total accrued liabilities	$14,262	$13,360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

5. Comprehensive Income and Net Income per Share — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2009 and 2008, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding stock options:

Three months ended June 30,		Six months ended June 30,
2009	2008	2009	2008
3,094,062	1,288,773	5,519,953	2,450,279

For the three and six months ended June 30, 2009 and 2008, the Company’s comprehensive income includes unrealized losses on investments and foreign currency translation adjustments. For the three and six months ended June 30, 2009, the Company’s comprehensive income consists primarily of market adjustments on available-for-sale investments and favorable fluctuations of the Chinese Yuan. For the three and six months ended June 30, 2008, the Company’s comprehensive income consisted primarily of temporary impairment of the Company’s holdings in auction-rate securities, offset by favorable fluctuations of the Chinese Yuan. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$3,186	$4,600	$2,458	$10,535
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	345	—	260	(410)
Unrealized gain (loss) on available-for-sale investments	56	(50)	(17)	—
Foreign currency translation adjustments	81	259	55	922

Comprehensive income	$3,668	$4,809	$2,756	$11,047

6. Segment Information

As defined by the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial and automotive markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2009, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
Customers	2009	2008	2009	2008
A	15%	21%	15%	21%
B	11%	11%	10%	11%
C	—	—	10%	—

(-)	represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country	2009	2008	2009	2008
China	$17,085	$20,986	$27,554	$35,973
Korea	8,920	6,359	16,199	11,940
Taiwan	6,165	4,744	9,395	9,666
Europe	3,636	2,793	7,982	5,468
Japan	2,929	3,415	4,770	7,744
USA	1,240	1,083	2,527	2,087
Other	1,198	2,122	2,068	4,033

Total	$41,173	$41,502	$70,495	$76,911

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The product information for the three and six months ended June 30, 2008 has been reclassified to conform to the current presentation. The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2009	2008	2009	2008
DC to DC Converters	$29,701	$26,752	$50,853	$50,932
Lighting Control Products	7,347	11,305	12,033	19,779
Audio Amplifiers	4,125	3,445	7,609	6,200

Total	$41,173	$41,502	$70,495	$76,911

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	June 30, 2009	December 31, 2008
China	$13,142	$10,470
United States	3,166	3,646
Taiwan	85	103
Japan	27	31
Other	35	41

TOTAL	$16,455	$14,291

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

7. Litigation

O2Micro, Inc.

Since November 2000, the Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). All of these claims have related to the Company’s CCFL backlight inverter products. For further information regarding the history of these legal proceedings, refer to the Company’s previous filings on Forms 10-K and related amendments, 10-Q and 8-K.

On September 30, 2008, based on information and belief that O2Micro had alleged to a customer that certain of the Company’s inverter controller products infringe O2Micro’s patents, the Company filed for declaratory judgment relief in the United States District Court for the Northern District of California (“NDCal Court”) against O2Micro that those products do not infringe O2Micro’s 6,856,519 (‘519) patent family and the patents are invalid. O2Micro filed a counterclaim, alleging infringement of the ‘519 patent family and U.S. Patent No. 7,417,382 (‘382 patent). Trial in the NDCal Court case is scheduled to begin on August 2, 2010.

On December 15, 2008, O2Micro filed a complaint with the International Trade Commission, alleging that certain of the Company’s products infringe O2Micro’s ‘519 patent family and the ‘382 patent (“ITC Investigation”). The ITC Investigation hearing is scheduled to begin on October 19, 2009.

After the Company had identified the prior art and inequitable conduct arguments concerning the ‘519 patent family, O2Micro agreed to dismiss its claims of infringement with regard to those patents and to covenant that it would not sue either the Company or its customers in the future for infringement of those patents. On June 22, 2009, the Administrative Law Judge issued an order to terminate the ITC Investigation as to the ‘519 patent family. On July 14, 2009, the NDCal Court issued an order dismissing with prejudice, the claims for relief concerning the ‘519 patent family. Accordingly, the only patent at issue in both the ITC Investigation and the NDCal Court case is the ‘382 patent.

Taiwan Sumida Electronics

On July 30, 2007, the Company settled its litigation with Taiwan Sumida Electronics (“TSE”), a customer, concerning the Indemnification Agreement and held $7.4 million in escrow. On June 25, 2009, the United States District court for the Eastern District Court of Texas issued a final judgment in conformity with the mandate issued by the United States Court of Appeals for the Federal Circuit, which dismissed O2Micro’s action and overturned the judgment and injunction against TSE. Based on this final judgment, the Company plans to terminate the escrow and retrieve the entire deposit from the escrow.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that the Company did not breach its October 1, 2005 Settlement and License Agreement with Linear Technology Corporation (“Linear”). Based upon that ruling, the Company anticipates filing a motion to seek recovery of its attorney fees when the final judgment is entered. On June 2, 2009, the court held a hearing with regard to the Company’s assertion that the two patents Linear asserted against MPS’ MP1543 product are unenforceable due to Linear’s inequitable conduct in the U.S. Patent and Trademark Office. The court has not yet issued its findings of fact and conclusions of law on the Company’s claim. The court also has not issued its final judgment concerning the patent infringement and validity claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Chip Advanced Technology Inc.

On December 12, 2007, the Company filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. CAT was subsequently acquired by ITE Technology (“ITE”), which became a successor in interest to CAT. On July 28, 2009, the Company entered into a license agreement and a settlement agreement with ITE in which the parties agreed to mutually release and dismiss the complaints.

8. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The Company also adopted the provisions of FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

The following table details the fair value measurements as of June 30, 2009 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$56,816	$56,816	$—	$—
Fixed income available-for-sale securities	61,968	61,968	—	—
Auction-rate securities	36,750	—	—	36,750
Put Right	885	—	—	885

	$156,419	$118,784	$—	$37,635

Fixed income available-for-sale securities includes securities issued by government agencies and treasuries and commercial paper, $62.0 million of which are classified as short-term on the Condensed Consolidated Balance Sheet. At June 30, 2009, the Company had $24.6 million invested in money market funds. At June 30, 2009, there was an insignificant amount of unrealized gross gains and losses from these investments.

The face value of our holdings in auction rate securities is $38.8 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $18.2 million is classified as long-term trading investments. These investments are accounted for in accordance SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expense) in the Consolidated Statement of Operations.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2009	$36,175	$1,250	$37,425
Unrealized loss	(35)	—	(35)
Unrealized loss resulting from the valuation of the UBS put right	—	(50)	(50)

Ending balances at March 31, 2009	36,140	1,200	37,340

Purchases, Sales and Settlement (net)	(50)	—	(50)
Unrealized gain	345	—	345
Gain (loss) from UBS auction rate securities and put right	315	(315)	—

Ending balances at June 30, 2009	$36,750	$885	$37,635

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of June 30, 2009, the Company’s investment portfolio included $36.8 million, net of impairment charges of $2.0 million, in government-backed student loan auction-rate securities, which the Company has classified as long-term investments. The portfolio also included a UBS auction-rate put right, which was valued at $0.9 million in accordance with the fair value measurement provisions of SFAS No. 159. During the quarter ended June 30, 2009, auction rate securities with a face value of $50,000 were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $38.8 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with $13.4 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3 during the quarters ended March 31, 2009 and June 30, 2009.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in the face amount of eligible auction-rate securities commencing in June 2010. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and allows the Company to borrow up to $18.2 million, if needed, beginning October 7, 2008. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

Since the Company accepted this put right from UBS in October 2008, the Company intends to sell these securities at par to UBS commencing in June 2010. The cumulative impairment related to these auction-rate securities of $0.9 million was therefore considered to be other-than-temporary in accordance with the provisions of FSP No. FAS 115-2 and FAS 124-2 and has been recorded in other income (expense) in the Consolidated Statement of Operations.

Having accepted UBS’ rights offering and elected the fair value option under SFAS No. 159, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.9 million, the effect of which has been recorded by the Company in other income (expense) in the Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of June 30, 2009, the cumulative impairment of $1.1 million was temporary based on the following analysis:

•

The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

•	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	Management believes that it more likely than not will not have to sell these securities before recovery of its cost basis;

•

Except for the $70,000 credit loss recognized in the second quarter of 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with these securities and therefore, the Company expects to recover the entire amortized cost basis;

•	The securities remain generally AAA rated, with $9.0 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3 during the quarters ended March 31, 2009 and June 30, 2009; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of FSP 115-2 and 124-2, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 104%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporarily impaired and recorded in other expense in its Consolidated Statement of Operations during the quarter ended June 30, 2009.

Unless another rights offering or other similar offers are made to and accepted by the Company on terms that the Company deems favorable, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 1.8 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at June 30, 2009, March 31, 2009 and December 31, 2008, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009
Time-to-Liquidity	18 months	24 months	21 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security	5.3% - 10.1%, depending on the credit-rating of the security

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The gross accumulated impairment charge was $2.0 million as of June 30, 2009, of which $1.1 million was recorded as temporary and the remaining $0.9 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax benefit for the three and six months ended June 30, 2009 was $26,000 or 0.8% of our income before income taxes and $0.1 million or 3.7% of the pre-tax income, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and the benefit that we realized as a result of stock option exercises and restricted units released. The income tax provision for the three and six months ended June 30, 2008 was $0.4 million or 8.3% of our income before income taxes and $1.2 million or 10.5% of our income before income taxes, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the impact of our outstanding litigation and changing market conditions on the revenue we derive from our CCFL product line,

•	the effect of auction-rate securities on our liquidity and capital resources,

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2009,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments; , and

•	the factors that differentiate ourselves from our competitors.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including flat panel televisions, wireless communications, telecommunications equipment, general consumer products, notebook computers, cellular handsets, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce additional new products within our existing product families, as well as in new product categories.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 88% of our revenue for the three months ended June 30, 2009 and 90% of our revenue for the three months ended June 30, 2008 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

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

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. In the future, if we are unable to estimate our stock rotation returns accurately, we may not be able to recognize revenue from sales to our distributors based on when we sell inventory to our distributors rather than when the distributor sells through such inventory to an end-customer.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of June 30, 2009 and December 31, 2008 was $0.3 million and $0.5 million, respectively.

Warranty Reserves. We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. We record estimated warranty costs by product, which are based on historical experience over the preceding 12 months, at the time we recognize product revenue. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Accounting for Income Taxes. FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on our tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements in the period such determination is made. We have calculated our uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and our international tax structure exposure.

As of June 30, 2009 and December 31, 2008, we had a valuation allowance of $14.4 million and $14.4 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

We also adopted the provisions of FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of our holdings in auction rate securities is $38.8 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $18.2 million is classified as long-term trading investments. These investments are accounted for in accordance SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our Consolidated Statement of Operations.

We adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. In the three and six months ended June 30, 2009, we recognized a $70,000 credit loss which was deemed to be other-than-temporary in other income (expense) in our Consolidated Statement of Operations.

The UBS put right is accounted for in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. We value the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Refer to Note 8, Fair Value Measurements for further information.

Based on certain assumptions described in Note 8 to our consolidated financial statements and the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

TABLE 1: STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.9%	37.0%	41.5%	36.9%

Gross profit	59.1%	63.0%	58.5%	63.1%
Operating expenses:
Research and development	23.7%	20.7%	25.3%	21.0%
Selling, general and administrative	22.6%	21.5%	24.3%	22.9%
Provision for litigation expense	5.4%	10.3%	6.1%	6.5%

Total operating expenses	51.7%	52.5%	55.7%	50.4%

Income from operations	7.4%	10.5%	2.8%	12.7%
Other income (expense):
Interest and other income	0.6%	2.0%	0.9%	2.9%
Interest and other expense	(0.4)%	(0.4)%	(0.4)%	(0.3)%

Total other income, net	0.2%	1.6%	0.5%	2.6%

Income before income taxes	7.6%	12.1%	3.4%	15.3%
Income tax provision	(0.1)%	1.0%	(0.1)%	1.6%

Net income	7.7%	11.1%	3.5%	13.7%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Revenue	$41,173	$41,502	-0.8%	$70,495	$76,911	-8.3%

Revenue for the three months ended June 30, 2009 was $41.2 million, generally flat from the $41.5 million for the three months ended June 30, 2008. We experienced an increase in the sales of our DC to DC and audio products resulting from an increase in demand for electronic products in the consumer and communications markets, which was offset by a decrease in the sales of our lighting control products as a result of the declining use of these products in notebook computers. Revenue for the six months ended June 30, 2009 was $70.5 million, a decrease of $6.4 million, or 8.3%, from $76.9 million for the six months ended June 30, 2008. The decrease in revenue for the six months ended June 30, 2009 was primarily due to weak sales in the first quarter of 2009, primarily from the deterioration in the general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns.

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,					For the six months ended June 30,
	2009		2008		Change	2009		2008		Change
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue		(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue

DC to DC Converters	$29,701	72.1%	$26,752	64.5%	11.0%	$50,853	72.1%	$50,932	66.2%	-0.2%
Lighting Control Products	7,347	17.9%	11,305	27.2%	-35.0%	12,033	17.1%	19,779	25.7%	-39.2%
Audio Amplifiers	4,125	10.0%	3,445	8.3%	19.7%	7,609	10.8%	6,200	8.1%	22.7%

	$41,173	100.0%	$41,502	100.0%	-0.8%	$70,495	100.0%	$76,911	100.0%	-8.3%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 59.1% for the three months ended June 30, 2009 and 63.0% for the three months ended June 30, 2008. Gross profit as a percentage of revenue was 58.5% for the six months ended June 30, 2009 and 63.1% for the six months ended June 30, 2008. For the three and six months ended June 30, 2009 and 2008, gross margin declined year-over-year as a result of increasing price pressure and therefore declining average selling prices as a result of the global economic crisis and an increase in inventory reserves resulting from a decrease in the general demand for certain of our lighting control products.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Revenue	$41,173	$41,502	-0.8%	$70,495	$76,911	-8.3%
Research and development (“R&D”) (including stock-based compensation of $1,687 and $1,396 for the three months ended June 30, 2009 and 2008, respectively, and $3,247 and $2,603 for the six months ended June 30, 2009 and 2008, respectively)	9,732	8,602	13.1%	17,849	16,174	10.4%

R&D as a percentage of revenue	23.6%	20.7%		25.3%	21.0%

R&D expenses were $9.7 million, or 23.6% of revenue, for the three months ended June 30, 2009 and $8.6 million, or 20.7% of revenue, for the three months ended June 30, 2008. R&D expenses were $17.8 million, or 25.3% of revenue, for the six months ended June 30, 2009 and $16.2 million, or 21.0% of revenue, for the six months ended June 30, 2008. The year-over-year increase was primarily due to an increase in personnel, personnel related and new product introduction expenses to support new product development activities and increased stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Revenue	$41,173	$41,502	-0.8%	$70,495	$76,911	-8.3%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $2,098 and $1,819 for the three months ended June 30, 2009 and 2008, respectively, and $3,870 and $3,354 for the six months ended June 30, 2009 and 2008, respectively)	9,321	8,912	4.6%	17,129	17,640	-2.9%

SG&A as a percentage of revenue	22.6%	21.5%		24.3%	22.9%

SG&A expenses were $9.3 million, or 22.6% of revenue, for the three months ended June 30, 2009 and $8.9 million, or 21.5% of revenue, for the three months ended June 30, 2008. SG&A expenses were $17.1 million, or 24.3% of revenue, for the six months ended June 30, 2009 and $17.6 million, or 22.9% of revenue, for the six months ended June 30, 2008. For the six months ended June 30, 2009, SG&A expenses declined compared to the corresponding period in the prior year due to administrative efficiencies and a decrease in sales and sales-related expenses.

Provision for Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Revenue	$41,173	$41,502	-0.8%	$70,495	$76,911	-8.3%
Provision for litigation expense	2,233	4,294	-48.0%	4,279	5,030	-14.9%

Provision for litigation expense as a percentage of revenue	5.4%	10.3%		6.1%	6.5%

Provision for litigation expenses were $2.2 million, or 5.4% of revenue, for the three months ended June 30, 2009 as compared to $4.3 million, or 10.3% of revenue, for the three months ended June 30, 2008. Provision for litigation expenses were $4.3 million, or 6.1% of revenue, for the six months ended June 30, 2009 as compared to $5.0 million, or 6.5% of revenue, for the six months ended June 30, 2008. In the second quarter of 2008, we incurred significant expenses in our lawsuit against Linear Technology that we did not incur in 2009.

Income Tax Provision. The income tax benefit for the three and six months ended June 30, 2009 was $26,000 or 0.8% of our income before income taxes and $0.1 million or 3.7% of the pre-tax income, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and the benefit that we realized as a result of stock option exercises and restricted units released. The income tax provision for the three and six months ended June 30, 2008 was $0.4 million or 8.3% of our income before income taxes and $1.2 million or 10.5% of our income before income taxes, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates.

Liquidity and Capital Resources.

As of June 30, 2009, we had working capital of $130.4 million, including cash and cash equivalents of $56.8 million and short-term investments of $62.0 million compared to working capital of $117.4 million, including cash and cash equivalents of $83.3 million and short-term investments of $21.9 million as of December 31, 2008. We have financed our growth primarily with proceeds from cash generated from operating activities, the issuance of common stock and the exercise of stock options.

For the six months ended June 30, 2009, net cash provided by operating activities was $11.4 million. Net cash increased primarily due to strong collections during the second quarter of 2009, an increase in accounts payable, primarily for inventory purchased during the second quarter and strong sales during the second quarter of 2009. Net cash provided by operating activities was $15.4 million for the six months ended June 30, 2008 due to strong sales during the second quarter of 2008. Accounts receivable increased due to increased sales in the second quarter of 2008. Inventory increased due to anticipated future demand for our products and accounts payable increased as a result of inventory purchases during the period.

For the six months ended June 30, 2009, net cash used in investing activities was $43.2 million, primarily related to the purchase of short-term investments. For the six months ended June 30, 2008, net cash used in investing activities was $18.7 million, primarily related to the purchase of investments which the Company was not able to sell during the period due to the illiquidity related to auction-rate securities and the purchase of $2.4 million in capital equipment. We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of June 30, 2009, our investment portfolio included $36.8 million, net of impairment charges of $2.0 million, in government-backed student loan auction-rate securities, which we classified as long-term investments. The portfolio also included a UBS auction-rate put right, which was valued at $0.9 million in accordance with the fair value measurement provisions of SFAS 159. During the quarter ended June 30, 2009, auction rate securities with a face value of $50,000 were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $38.8 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with $13.4 million in auction rate securities having been downgraded by Moody’s during the quarters ended March 31, 2009 and June 30, 2009.

We adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

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

Since we accepted this put right from UBS, we intend to sell these auction-rate securities at par to UBS commencing in June 2010. These securities have been reclassified as trading securities and the cumulative impairment related to these auction-rate securities of $0.9 million is therefore considered to be other-than-temporary in accordance with the provisions of FSP No. FAS 115-2 and FAS 124-2. The impairment related to these securities has been recorded in other income (expense) in the Consolidated Statement of Operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.9 million, the effect of which has been recorded by the Company in other income in the Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under SFAS No. 159 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of June 30, 2009, the cumulative impairment was temporary based on the following analysis:

1.	The decline in the fair value of these securities is not attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

2.	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

3.	Management believes that it more likely than not will not have to sell these securities before recovery of its cost basis;

4.	Except for the $70,000 credit loss recognized in the second quarter of 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with these securities and therefore, the Company expects to recover the entire amortized cost basis;

5.	The securities remain generally AAA rated, with $9.0 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3 during the quarters ended March 31, 2009 and June 30, 2009; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of FSP 115-2 and 124-2, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 104%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The potential credit loss associated with these securities was $70,000, which the Company recorded in other expense in its Consolidated Statement of Operations during the quarter ended June 30, 2009.

Unless another rights offering or other similar offers are made to and accepted by us on terms that we deem favorable, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 1.8 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at June 30, 2009, March 31, 2009 and December 31, 2008, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009
Time-to-Liquidity	18 months	24 months	21 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security	5.3% - 10.1%, depending on the credit-rating of the security

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

From the first quarter of 2009 to the second quarter of 2009, we decreased the time to liquidity from 2.0 years to 1.8 years, as three months have elapsed between periods. We also experienced a decrease in the FFELPS-guaranteed student-loan credit default swap spread from 150 basis points at the end of the first quarter of 2009 to 80 basis points at the end of the second quarter of 2009. Based on the change in the parameters between quarters, the total cumulative impairment charge decreased from $2.7 million at the end of the first quarter of 2009 to $2.0 million at the end of the second quarter of 2009. Temporary impairment charges decreased from $1.5 million at the end of the first quarter of 2009 to $1.1 million at the end of the second quarter of 2009. We also recognized $70,000 in credit losses in other income (expense) in the Consolidated Statement of Operations as detailed in Note 8 Fair Value Measurements.

Net cash provided by financing activities for the six months ended June 30, 2009 was $5.3 million, primarily from the issuance of common stock in the amount of $4.7 million. Net cash used by financing activities for the six months ended June 30, 2008 was $4.2 million, primarily from the repurchase of $13.9 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $8.6 million and excess tax benefits related to the exercise of options of $1.1 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents and short-term investments, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. For further details regarding our operating, investing and financing activities, see our Condensed Consolidated Statements of Cash Flows.

Contractual Obligations and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option becomes available to us in March 2011. We also lease our sales offices in Japan, China, Taiwan and Korea.

As of June 30, 2009, our total outstanding purchase commitments with vendors were $13.4 million, which includes wafer purchases from two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $10.3 million as of December 31, 2008.

Our contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on February 27, 2009.

As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 27, 2009. During the three and six months ended June 30, 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

O2Micro, Inc.

Since November 2000, we have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). All of these claims have related to our CCFL backlight inverter products. For further information regarding the history of these legal proceedings, refer to our previous filings on Forms 10-K and related amendments, 10-Q and 8-K.

On September 30, 2008, based on information and belief that O2Micro had alleged to a customer that certain of our inverter controller products infringe O2Micro’s patents, we filed for declaratory judgment relief in the United States District Court for the Northern District of California (“NDCal Court”) against O2Micro that those products do not infringe O2Micro’s 6,856,519 (‘519) patent family and the patents are invalid. O2Micro filed a counterclaim, alleging infringement of the ‘519 patent family and U.S. Patent No. 7,417,382 (‘382 patent). Trial in the NDCal Court case is scheduled to begin on August 2, 2010.

On December 15, 2008, O2Micro filed a complaint with the International Trade Commission, alleging that certain of our products infringe O2Micro’s ‘519 patent family and the ‘382 patent (“ITC Investigation”). The ITC Investigation hearing is scheduled to begin on October 19, 2009.

After we had identified the prior art and inequitable conduct arguments concerning the ‘519 patent family, O2Micro agreed to dismiss its claims of infringement with regard to those patents and to covenant that it would not sue either us or our customers in the future for infringement of those patents. On June 22, 2009, the Administrative Law Judge issued an order to terminate the ITC Investigation as to the ‘519 patent family. On July 14, 2009, the NDCal Court issued an order dismissing with prejudice, the claims for relief concerning the ‘519 patent family. Accordingly, the only patent at issue in both the ITC Investigation and the NDCal Court case is the ‘382 patent.

Taiwan Sumida Electronics

On July 30, 2007, we settled our litigation with Taiwan Sumida Electronics (“TSE”), a customer, concerning the Indemnification Agreement and held $7.4 million in escrow. On June 25, 2009, the United States District court for the Eastern District Court of Texas issued a final judgment in conformity with the mandate issued by the United States Court of Appeals for the Federal Circuit, which dismissed O2Micro’s action and overturned the judgment and injunction against TSE. Based on this final judgment, we plan to terminate the escrow and retrieve the entire deposit from the escrow.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that we did not breach our October 1, 2005 Settlement and License Agreement with Linear Technology Corporation (“Linear”). Based upon that ruling, we anticipate filing a motion to seek recovery of our attorney fees when the final judgment is entered. On June 2, 2009, the court held a hearing with regard to our assertion that the two patents Linear asserted against MPS’ MP1543 product are unenforceable due to Linear’s inequitable conduct in the U.S. Patent and Trademark Office. The court has not yet issued its findings of fact and conclusions of law on our claim. The court also has not issued its final judgment concerning the patent infringement and validity claims.

Chip Advanced Technology Inc.

On December 12, 2007, we filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. CAT was subsequently acquired by ITE Technology (“ITE”), which became a successor in interest to CAT. On July 28, 2009, we entered into a license agreement and a settlement agreement with ITE in which the parties agreed to mutually release and dismiss the complaints.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of June 30, 2009, the Company’s investment portfolio included $36.8 million, net of impairment charges of $2.0 million, in government-backed student loan auction-rate securities, which the Company has classified as long-term investments. As of that date, $38.8 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years.

Based on certain assumptions described in Note 8 to our consolidated financial statements and the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $18.2 million in eligible auction-rate securities at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended June 30, 2009, sales to our two largest distributors and/or customers accounted for approximately 26% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended June 30, 2009, approximately 88% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 15% of our outstanding common stock as of June 30, 2009. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 21, 2009, the stockholders elected Karen A. Smith Bogart and James C. Moyer as Class II directors to our Board of Directors. The votes were cast as follows:

Nominee	For	Withheld	Withheld from Director
Karen A. Smith Bogart	16,186,531	14,982,969	12,314,289
James C. Moyer	28,481,151	2,688,349	19,669

The terms for Karen A. Smith Bogart and James C. Moyer will expire at the 2012 annual meeting. The following directors’ terms of office will continue until the annual meeting indicated: the Class III terms of Herbert Chang and Michael Hsing will expire at the 2010 annual meeting; and the Class I terms of Victor K. Lee, Douglas McBurnie and Umesh Padval will expire at the 2011 annual meeting.

A proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was also submitted to and approved by a vote of the stockholders at our annual meeting of stockholders. The votes were cast as follows:

For	Against	Abstain
30,854,695	310,694	4,111

ITEM 5. OTHER INFORMATION

On July 28, 2009, the Board of Directors (the “Board”) ratified, following approval of the Compensation Committee of the Board, the following first half 2009 cash performance bonus disbursements to those Section 16 officers set forth below based on meeting certain revenue and non-GAAP financial targets and achieving certain corporate and individual goals:

Cash Bonuses Paid for the First Half of 2009
Michael Hsing	$250,000
C. Richard Neely, Jr.	$105,000
Deming Xiao	$145,000
Maurice Sciammas	$145,000
Adriana Chiocchi	$105,000
Paul Ueunten	$135,000

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: July 30, 2009

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