Form 10-Q
period 2009-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2009-10-22
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 34,901,371 shares of the registrant’s common stock issued and outstanding as of October 15, 2009.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$51,993	$83,266
Short-term investments	97,763	21,922
Accounts receivable, net of allowances of $7 and $0 in 2009 and 2008, respectively	19,493	9,115
Inventories	20,358	18,887
Deferred income tax assets, net - current	76	75
Prepaid expenses and other current assets	2,790	2,622
Restricted cash	—	7,360

Total current assets	192,473	143,247

Property and equipment, net	17,012	14,163
Long-term investments	19,465	37,425
Deferred income tax assets, net - long-term	19	19
Other assets	431	438
Restricted assets	7	7

Total assets	$229,407	$195,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,867	$4,674
Accrued compensation and related benefits	6,351	7,848
Accrued liabilities	8,041	13,360

Total current liabilities	23,259	25,882

Non-current income tax liability	4,798	4,762
Other long-term liabilities	8	10

Total liabilities	28,065	30,654

Stockholders’ equity:
Common stock, $0.001 par value, $35 and $34 in 2009 and 2008, respectively; shares authorized: 150,000,000; shares issued and outstanding: 34,841,371 and 33,646,821 in 2009 and 2008, respectively	168,472	147,298
Retained earnings	32,431	17,411
Accumulated other comprehensive income (loss)	439	(64)

Total stockholders’ equity	201,342	164,645

Total liabilities and stockholders’ equity	$229,407	$195,299

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$47,966	$48,891	$118,461	$125,802
Cost of revenue	18,868	18,201	48,122	46,620

Gross profit	29,098	30,690	70,339	79,182

Operating expenses:
Research and development	10,080	9,420	27,929	25,594
Selling, general and administrative	9,438	9,560	26,567	27,200
Litigation expense	2,811	1,090	7,090	6,120
Litigation provision reversal, net	(6,356)	—	(6,356)	—

Total operating expenses	15,973	20,070	55,230	58,914

Income from operations	13,125	10,620	15,109	20,268
Other income (expense):
Interest and other income	161	684	827	2,928
Interest and other expense	(76)	(389)	(355)	(507)

Total other income, net	85	295	472	2,421

Income before income taxes	13,210	10,915	15,581	22,689
Income tax provision	648	458	561	1,697

Net income	$12,562	$10,457	$15,020	$20,992

Basic net income per share	$0.36	$0.31	$0.44	$0.63

Diluted net income per share	$0.34	$0.29	$0.41	$0.58

Weighted average common shares outstanding	34,552	33,869	34,082	33,482
Stock options and restricted stock	2,695	2,733	2,273	2,850

Diluted weighted-average common equivalent shares outstanding	37,247	36,602	36,355	36,332

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$15,020	$20,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,867	4,211
Loss on disposal of property and equipment	17	4
Accretion of purchase discounts on debt instruments	263	—
Credit loss on auction-rate securities	70	—
Tax benefit from stock option transactions	1,837	1,833
Excess tax benefit from stock option transactions	(534)	(583)
Stock-based compensation	10,431	9,464
Changes in operating assets and liabilities:
Accounts receivable	(10,378)	(10,541)
Inventories	(1,468)	(4,776)
Prepaid expenses and other current assets	(152)	817
Accounts payable	3,798	1,732
Accrued and long-term liabilities	(5,117)	(889)
Accrued income taxes payable and noncurrent tax liabilities	(1,265)	(1,253)

Accrued compensation and related benefits	(1,555)	(1,953)
Deferred rent	(204)	(196)

Net cash provided by operating activities	15,630	18,862

Cash flows from investing activities:
Property and equipment purchases	(7,328)	(3,623)
Purchase of short-term investments	(105,026)	(17,370)
Purchase of long-term investments	—	(28,050)
Proceeds from sale of short-term investments	45,886	24,910
Proceeds from sale of long-term investments	1,300	725
Changes in restricted assets	7,360	2,296

Net cash used in investing activities	(57,808)	(21,112)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,414	12,627
Proceeds from employee stock purchase plan	1,794	1,778
Repurchase of common stock	—	(20,022)
Excess tax benefits from stock option transactions	534	583

Net cash provided by (used in) financing activities	10,742	(5,034)

Effect of change in exchange rates on cash	163	87

Net decrease in cash and cash equivalents	(31,273)	(7,197)
Cash and cash equivalents, beginning of period	83,266	83,114

Cash and cash equivalents, end of period	$51,993	$75,917

Supplemental disclosures of cash flow information:

Cash paid for taxes	$429	$472

Supplemental disclosures of non-cash investing and financing activities:

Liability accrued for equipment purchases	$393	$241

Impairment (market value adjustment) of auction-rate securities	$(360)	$2,000

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on February 27, 2009.

The Company has performed a review of subsequent events as of October 20, 2009, which is the date the financial statements were available for issuance.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following Issue: EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 08-1 retains the criteria from EITF 00-21 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under EITF 00-21 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. EITF 08-1 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating EITF 08-1 and the impact, if any, that it may have on its results of operations or financial position.

In April 2009, the FASB issued transition guidance Accounting Standards Codification (“ASC”) 820-10-65-4 Fair Value Measurements and Disclosures – Overall – Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures – Overall – Disclosures. ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

In April 2009, the FASB issued transition guidance ASC 320-10-65-1 Transition Related to FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the provisions of which have been incorporated in ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall – Disclosure. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC 320-10-35 and ASC 320-10-50 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 and ASC 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC 320-10-S99-1 Investments – Debt and Equity Securities – Overall – SEC Materials – Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities. ASC 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

In April 2009, the FASB issued transition guidance ASC 820-10-65-4 Fair Value Measurement and Disclosure – Overall – Transition Related to FASB FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, the provisions of which have been incorporated in ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35-51 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-35-51 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 8 Fair Value Measurements.

In December 2007, the FASB issued transition guidance ASC 805-10-65-1 Business Combinations – Overall – Transition Related to SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Bulletin (“ARB”) No. 51 (SFAS 160), the provisions of which have been incorporated in ASC 805-10 Business Combinations – Overall and ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition -date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 did not have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummates after the effective date.

In May 2009, the FASB issued ASC 855, Subsequent Events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). The objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of ASC 810-10, Consolidation – Overall, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The issuance of this Statement will have an impact on the guidance in ASC 810-10 Consolidation – Overall. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this provision will have on its consolidated financial statements.

In June 2009, the FASB issued transition guidance ASC 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”) – Overall. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective July 1, 2009, and has incorporated the current codification in this Form 10-Q.

2. Stock-Based Compensation – The Company has two stock option plans and an employee stock purchase plan – the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2009 and 2008, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Non-Employee	$11	$15	$112	$43
ESPP	104	160	501	480
Restricted Stock	642	801	2,033	2,162
Stock Options	2,409	2,358	7,785	6,779

TOTAL	$3,166	$3,334	$10,431	$9,464

Stock Options

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the 1998 Plan), the Company reserved 11,807,024 shares of common stock for issuance to the Company’s employees, directors and consultants. Options granted under the 1998 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. On November 19, 2004, the effective date of the Company’s initial public offering, the 1998 Plan was terminated for future grants and the remaining 1,392,750 shares available for grant were moved to the Company’s 2004 Equity Incentive Plan (the 2004 Plan). In addition, shares underlying options from the 1998 Plan that were cancelled (for example, upon termination of service) were transferred to the 2004 Plan based on the number of cancellations that occurred throughout the year.

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

Available for Grant as of December 31, 2008	813,601
2009 Additions to Plan	1,682,341
2009 Grants	(682,700)
2009 Cancellations	188,383

Available for Grant as of September 30, 2009	2,001,625

A summary of the status of the Company’s stock option plans at September 30, 2009 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (7,506,407 options exercisable at a weighted-average exercise price of $12.31 per share)	8,196,637	$12.62	5.91	$20,193,958

Options granted (weighted-average fair value of $8.29 per option)	655,000	17.19
Options exercised	(906,952)	9.28
Options forfeited and expired	(177,633)	18.04

Outstanding at September 30, 2009	7,767,052	$13.28	5.25	$79,329,642

Options exercisable at September 30, 2009 and expected to become exercisable	7,231,924	$13.03	5.22	$75,600,276

Options vested and exercisable at September 30, 2009	4,149,517	$10.45	4.87	$54,050,254

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during each of the three months ended September 30, 2009 and 2008 was $2.4 million and the total fair value of options that vested during the nine months ended September 30, 2009 and 2008 was $7.8 million and $6.8 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $7.1 million and $7.3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $13.4 million and $20.4 million, respectively. Net cash proceeds from the exercise of stock options was $4.7 million for the three months ended September 30, 2009 and $4.8 million for the three months ended September 30, 2008. Net cash proceeds from the exercise of stock options was $8.4 million for the nine months ended September 30, 2009 and $12.6 million for the nine months ended September 30, 2008. At September 30, 2009, unamortized compensation expense related to unvested options was approximately $17.8 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.5 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected term (years)	4.1	4.1	4.1	4.2
Expected volatility	60.6%	40.2%	60.8%	40.4%
Risk-free interest rate	2.0%	3.1%	1.8%	2.8%
Dividend yield	—	—	—	—

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2008	70,377	$11.55	0.48

Awards granted	—	—
Awards released	(47,577)	10.71
Awards forfeited	(6,250)	8.64

Outstanding at September 30, 2009	16,550	$15.08	0.23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Total granted through December 31, 2008	389,643	$18.11	2.72

Awards granted	27,700	19.74
Awards released	(132,822)	18.14
Awards forfeited	(4,500)	15.75

Outstanding at September 30, 2009	280,021	$18.30	2.31

The total fair value of restricted stock awards and units that vested was $0.6 million for the three months ended September 30, 2009 and $0.8 million for the three months ended September 30, 2008, respectively. The total fair value of restricted stock awards and units that vested was $2.0 million for the nine months ended September 30, 2009 and $2.2 million for the nine months ended September 30 2008, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended September 30, 2009 and 2008 was $1.7 million and $1.4 million, respectively, and the intrinsic value related to restricted stock awards and units released for the nine months ended September 30, 2009 and 2008 was $3.3 million and $2.7 million, respectively. The intrinsic value related to restricted stock awards and units outstanding at September 30, 2009 and 2008 was $7.0 million and $8.7 million, respectively. At September 30, 2009, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $3.6 million with a weighted average remaining recognition period of 2.2 years.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended September 30, 2009 and 2008, 77,600 shares and 65,117 shares, respectively, were issued under the Purchase Plan. For the nine months ended September 30, 2009 and 2008, 161,026 shares and 125,207 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the nine months ended September 30, 2009:

Available Shares as of December 31, 2008	2,041,102
2009 Additions to Plan	672,936
2009 Purchases	(161,026)

Available Shares as of September 30, 2009	2,553,012

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation – Stock Compensation – Employee Share Purchase Plans – Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Initial Measurement – Look-Back Plans. The intrinsic value for stock purchased was $0.9 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively. The intrinsic value for stock purchased was $1.0 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively. The unamortized expense as of September 30, 2009 was $0.3 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the nine months ended September 30, 2009 and 2008, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	61.0%	45.4%	79.8%	48.3%
Risk-free interest rate	0.3%	1.9%	0.4%	2.0%
Dividend yield	—	—	—	—

Cash proceeds from employee stock purchases for each of the three months ended September 30, 2009 and 2008 was $0.9 million. Cash proceeds from employee stock purchases for each of the nine months ended September 30, 2009 and 2008 was $1.8 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Work in progress	$13,432	$10,653
Finished goods	6,926	8,234

Total inventories	$20,358	$18,887

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Legal expenses and settlement costs	$2,479	$8,791
Deferred revenue	2,091	841
Warranty	586	764
Professional fees	233	66
Other	2,652	2,898

Total accrued liabilities	$8,041	$13,360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

5. Net Income per Share and Comprehensive Income – Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2009 and 2008, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding stock options:

Three months ended September 30,		Nine months ended September 30,
2009	2008	2009	2008
1,096,555	1,660,852	3,446,134	1,853,954

For the three and nine months ended September 30, 2009, the Company’s comprehensive income consists of reversals of temporary impairment of the Company’s holdings in auction-rate securities, market adjustments on available-for-sale investments and favorable fluctuations of the Chinese Yuan. For the three and nine months ended September 30, 2008, the Company’s comprehensive income consisted primarily of temporary impairment of the Company’s holdings in auction-rate securities, offset by favorable fluctuations of the Chinese Yuan. The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$12,562	$10,457	$15,020	$20,992
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	30	(1,590)	360	(2,000)
Unrealized gain (loss) on available-for-sale investments	31	(52)	15	(53)
Foreign currency translation adjustments	74	(79)	129	843

Comprehensive income	$12,697	$8,736	$15,524	$19,782

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall – Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial and automotive markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2009, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
Customers	2009	2008	2009	2008
A	12%	18%	14%	20%
B	12%	14%	10%	10%
C	11%	—	11%	—
D	—	10%	—	10%

(-)	represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2009	2008	2009	2008
China	$20,703	$20,556	$48,257	$56,529
Korea	8,038	8,963	24,237	20,903
Taiwan	5,812	7,990	15,207	17,656
Europe	5,843	3,125	13,825	8,593
Japan	3,498	4,612	8,268	12,356
USA	1,779	1,137	4,306	3,224
Other	2,293	2,508	4,361	6,541

Total	$47,966	$48,891	$118,461	$125,802

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The product information for the three and nine months ended September 30, 2008 has been reclassified to conform to the current presentation. The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2009	2008	2009	2008
DC to DC Converters	$36,723	$31,705	$87,576	$82,637
Lighting Control Products	8,511	12,761	20,544	32,540
Audio Amplifiers	2,732	4,425	10,341	10,625

Total	$47,966	$48,891	$118,461	$125,802

The following is a summary of long-lived assets by geographic region, excluding restricted assets (in thousands):

	September 30, 2009	December 31, 2008
China	$14,221	$10,470
United States	2,777	3,646
Taiwan	77	103
Japan	32	31
Other	36	41

TOTAL	$17,143	$14,291

7. Litigation

O2Micro

The Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). Currently there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). One proceeding is pending in the International Trade Commission. The other is pending in the United States District Court for the Northern District of California. O2 Micro alleges that certain of the Company’s CCFL backlight inverter products infringe its patents. The Company alleges that it does not infringe and the patent is invalid. The ITC Investigation hearing is scheduled to begin on October 19, 2009. Trial in the Northern District of California case is scheduled for August 2, 2010. The Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Taiwan Sumida Electronics

During the quarter ended September 30, 2009, the Company completed the litigation process with respect to lawsuit related to Taiwan Sumida Electronics (“TSE”), a customer. The conclusion of this lawsuit resulted in recording a reversal of a litigation provision of approximately $7.4 million during the quarter ended September 30, 2009. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision in the current quarter is reflected in the Litigation Provision Reversal, net item in the Condensed Consolidated Statement of Operations. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that the Company did not breach its October 1, 2005 Settlement and License Agreement with Linear Technology Corporation (“Linear”). Based upon that ruling, the Company anticipates filing a motion to seek recovery of its attorney fees when the final judgment is entered. The court has not issued its final judgment concerning the patent infringement, validity, and enforceability issues.

Chip Advanced Technology Inc.

On December 12, 2007, the Company filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against Chip Advanced Technology Inc. (“CAT”), asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. CAT was subsequently acquired by ITE Technology (“ITE”), a successor in interest of CAT. On July 28, 2009, the Company entered into a license agreement and a settlement agreement with ITE in which the parties agreed to mutually release and dismiss the complaints.

8. Fair Value Measurements

The Company adopted the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased.

The following table details the fair value measurements as of September 30, 2009 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,993	$51,993	$—	$—
Fixed income available-for-sale securities	80,813	80,813	—	—
Long-term available-for-sale auction-rate securities	19,465	—	—	19,465
Short-term trading auction-rate securities	16,230	—	—	16,230
Put right	720	—	—	720

	$169,221	$132,806	$—	$36,415

Fixed income available-for-sale securities includes securities issued by government agencies and treasuries and commercial paper, $80.8 million of which are classified as short-term on the Condensed Consolidated Balance Sheet. At September 30, 2009, the Company had $25.1 million invested in money market funds. At September 30, 2009, there was an insignificant amount of unrealized gross gains and losses from these investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The face value of our holdings in auction rate securities is $37.5 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $16.9 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010 (see below). These investments are accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall.

The Company adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall – Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2009	$36,175	$1,250	$37,425
Unrealized loss	(35)	—	(35)
Unrealized loss resulting from the valuation of the UBS put right	—	(50)	(50)

Ending balances at March 31, 2009	36,140	1,200	37,340

Sales and Settlement	(50)	—	(50)
Unrealized gain	345	—	345
Gain (loss) from UBS auction rate securities and put right	315	(315)	—

Ending balances at June 30, 2009	36,750	885	37,635

Sales and Settlement	(1,250)	—	(1,250)
Unrealized gain	30	—	30
Gain (loss) from UBS auction rate securities and put right	165	(165)	—

Ending balances at September 30, 2009	$35,695	$720	$36,415

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of September 30, 2009, the Company’s investment portfolio included $35.7 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.7 million in accordance with the fair value measurement provisions of ASC 825-10-25 Financial Instruments – Overall – Recognition. During the nine months ended September 30, 2009, auction rate securities with a face value of $1.3 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.5 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with $12.2 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3 during the nine months ended September 30, 2009.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. In 2009, $1.3 million of these auction-rate securities were called at par, leaving $16.9 million in eligible auction-rate securities remaining at UBS. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and allows the Company to borrow up to $16.9 million, if needed, beginning October 7, 2008. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Since the Company accepted this put right from UBS in October 2008, the Company intends to sell these auction-rate securities at par to UBS commencing in June 2010. The cumulative impairment related to these auction-rate securities of $0.7 million was therefore considered to be other-than-temporary in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 and has been recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering and elected the fair value option under ASC 820-10-35, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.7 million, the effect of which has been recorded by the Company in other income (expense) in the Condensed Consolidated Statement of Operations.

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of September 30, 2009, the cumulative impairment of $1.1 million was temporary based on the following analysis:

•

The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

•	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;

•

Except for the credit loss of $70,000 recognized during the nine months ended September 30, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities, because the Company expects to recover the entire amortized cost basis;

•

The majority of the securities remain AAA rated, with $9.0 million in auction rate securities having been downgraded by Moody’s to A3-Baa3 during the nine months ended September 30, 2009 and there have been no downgrades in the three months ended September 30, 2009; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporarily impaired and recorded in other expense in its Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Time-to-Liquidity	18 months	24 months	21 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%	2.1%

Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security	5.3% -10.1%, depending on the credit-rating of the security	4.8% - 9.6%, depending on the credit-rating of the security

The gross accumulated impairment charge was $1.8 million as of September 30, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax provision for the three and nine months ended September 30, 2009 was $0.6 million or 4.9% of our income before income taxes and $0.6 million or 3.6% of the pre-tax income, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released. The income tax provision for the three and nine months ended September 30, 2008 was $0.5 million or 4.2% of our income before income taxes and $1.7 million or 7.5% of our income before income taxes, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted stock released.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 84% of our revenue for the three months ended September 30, 2009 and 91% of our revenue for the three months ended September 30, 2008 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, long-term investments, short-term investments, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with ASC 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Approximately 80% of our distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

We generally recognize revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition – Products – Recognition – Sales of Products When Right of Return Exists):

(1)	Our price is fixed and determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors where we recognize revenue upon shipment

(2)	Our distributors are obligated to pay us and this obligation is not contingent on the resale of our products

(3)	The distributor’s obligation is unchanged in the event of theft or physical destruction or damage to the products

(4)	Our distributors have stand-alone economic substance apart from our relationship

(5)	We do not have any obligations for future performance to directly bring about the resale of our products by the distributor

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

Approximately 20% of our distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements. These distributors do not receive any stock rotation rights and, as such, hold very little inventory, if any. We do not have a history of accepting returns from these distributors.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of September 30, 2009 and December 31, 2008 was $0.6 million and $0.5 million, respectively.

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

Accounting for Income Taxes. ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of September 30, 2009 and December 31, 2008, we had a valuation allowance of $14.4 million and $14.4 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions against us. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies—Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Accounting for Stock-Based Compensation. We adopted the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Fair Value Instruments. We adopted the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

a.	Level 1: Quoted prices in active markets for identical assets;

b.	Level 2: Significant other observable inputs; and

c.	Level 3: Significant unobservable inputs.

We also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009. This FSP provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of our holdings in auction rate securities is $37.5 million, of which $20.6 million is currently classified as long-term available-for-sale investments and $16.9 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010. These investments are accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our Condensed Consolidated Statement of Operations.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall – Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. In the nine months ended September 30, 2009, we recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Condensed Consolidated Statement of Operations.

The UBS put right is accounted for in accordance with ASC 820-10-35 Fair Value Measurement and Disclosures – Overall – Subsequent Measurement. We value the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Refer to Note 8, Fair Value Measurements for further information.

Based on certain assumptions described in Note 8 to our condensed consolidated financial statements and the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.3%	37.2%	40.6%	37.0%

Gross profit	60.7%	62.8%	59.4%	63.0%
Operating expenses:
Research and development	21.0%	19.3%	23.6%	20.3%
Selling, general and administrative	19.7%	19.6%	22.4%	21.6%
Litigation expense	5.9%	2.2%	6.0%	4.9%
Litigation provision reversal, net	(13.3)%	0.0%	(5.4)%	0.0%

Total operating expenses	33.3%	41.1%	46.6%	46.8%

Income from operations	27.4%	21.7%	12.8%	16.2%
Other income (expense):
Interest and other income	0.3%	1.4%	0.7%	2.3%
Interest and other expense	(0.2)%	(0.8)%	(0.3)%	(0.5)%

Total other income, net	0.1%	0.6%	0.4%	1.8%

Income before income taxes	27.5%	22.3%	13.2%	18.0%
Income tax provision	1.3%	0.9%	0.5%	1.3%

Net income	26.2%	21.4%	12.7%	16.7%

Revenue.

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008		2009	2008
	(in thousands)		Change	(in thousands)		Change
Revenue	$47,966	$48,891	-1.9%	$118,461	$125,802	-5.8%

Revenue for the three months ended September 30, 2009 was $48.0 million, a decrease of $0.9 million, or 1.9%, from $48.9 million for the three months ended September 30, 2008. The decrease in revenue reflects the continuing shift of notebook backlighting from CCFL solutions to WLED solutions. We also experienced a decline in the sales of our audio products during the three months ended September 30, 2009. The decrease in sales of our lighting control and audio products for the three months ended September 30, 2009 was offset by an increase in the sales of our DC to DC products resulting from an increase in demand for electronic products in the consumer and communications markets. Revenue for the nine months ended September 30, 2009 was $118.5 million, a decrease of $7.3 million, or 5.8%, from $125.8 million for the nine months ended September 30, 2008. The decrease in revenue for the nine months ended September 30, 2009 was primarily due to weak overall sales in the first quarter of 2009, primarily from the deterioration in the general demand for electronic products as a result of the worldwide financial crises and associated macro-economic slowdowns. We also experienced a decrease in the sales of our lighting control products as a result of the continuing shift of notebook backlighting from CCFL solutions to WLED solutions. These declines were partially offset by strong sales of our DC to DC products resulting from an increase in demand for electronic products in the consumer and communications markets. Sales for our audio products for the nine months ended September 30, 2009 remained flat year over year.

During the first quarter of 2009, the Company reclassified certain of its products from DC to DC Converters to Lighting Control Products. The product information for the three and nine months ended September 30, 2008 has been reclassified to conform to the current presentation. The following table illustrates changes in our revenue by product family:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Product Family
DC to DC Converters	$36,723	$31,705	$87,576	$82,637
Lighting Control Products	8,511	12,761	20,544	32,540
Audio Amplifiers	2,732	4,425	10,341	10,625

Total	$47,966	$48,891	$118,461	$125,802

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 60.7% for the three months ended September 30, 2009 and 62.8% for the three months ended September 30, 2008. Gross profit as a percentage of revenue was 59.4% for the nine months ended September 30, 2009 and 63.0% for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009 and 2008, gross margin declined year-over-year as a result of increasing price pressure and therefore declining average selling prices and an increase in inventory reserves resulting from a decrease in the general demand for certain of our lighting control products.

Research and Development.

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008		2009	2008
	(in thousands)		Change	(in thousands)		Change
Revenue	$47,966	$48,891	-1.9%	$118,461	$125,802	-5.8%
Research and development (“R&D”) (including stock-based compensation of $1,409 and $1,471 for the three months ended September 30, 2009 and 2008, respectively, and $4,656 and $4,074 for the nine months ended September 30, 2009 and 2008, respectively)	10,080	9,420	7.0%	27,929	25,594	9.1%

R&D as a percentage of revenue	21.0%	19.3%		23.6%	20.3%

R&D expenses were $10.1 million, or 21.0% of revenue, for the three months ended September 30, 2009 and $9.4 million, or 19.3% of revenue, for the three months ended September 30, 2008. The year-over-year increase was primarily due to an increase in personnel and new product introduction expenses to support new product development activities. R&D expenses were $27.9 million, or 23.6% of revenue, for the nine months ended September 30, 2009 and $25.6 million, or 20.3% of revenue, for the nine months ended September 30, 2008. The year-over-year increase was primarily due to an increase in personnel and new product introduction expenses to support new product development activities and increased stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008		2009	2008
	(in thousands)		Change	(in thousands)		Change
Revenue	$47,966	$48,891	-1.9%	$118,461	$125,802	-5.8%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,688 and $1,787 for the three months ended September 30, 2009 and 2008, respectively, and $5,558 and $5,141 for the nine months ended September 30, 2009 and 2008, respectively)	9,438	9,560	-1.3%	26,567	27,200	-2.3%

SG&A as a percentage of revenue	19.7%	19.6%		22.4%	21.6%

SG&A expenses were $9.4 million, or 19.7% of revenue, for the three months ended September 30, 2009 and $9.6 million, or 19.6% of revenue, for the three months ended September 30, 2008. SG&A expenses were relatively flat for the three months ended September 30, 2009 and 2008. SG&A expenses were $26.6 million, or 22.4% of revenue, for the nine months ended September 30, 2009 and $27.2 million, or 21.6% of revenue, for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, SG&A expenses declined compared to the corresponding period in the prior year due to administrative efficiencies and a decrease in sales and sales-related expenses.

Litigation Expense, excluding Litigation Provision Reversal, net.

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008		2009	2008
	(in thousands)		Change	(in thousands)		Change
Revenue	$47,966	$48,891	-1.9%	$118,461	$125,802	-5.8%
Litigation expense, excluding litigation provision reversal, net	2,811	1,090	157.9%	7,090	6,120	15.8%

Litigation expense, excluding litigation provision reversal, net as a percentage of revenue	5.9%	2.2%		6.0%	4.9%

Litigation expenses were $2.8 million, or 5.9% of revenue, for the three months ended September 30, 2009 as compared to $1.1 million, or 2.2% of revenue, for the three months ended September 30, 2008. Litigation expenses were $7.1 million, or 6.0% of revenue, for the nine months ended September 30, 2009 as compared to $6.1 million, or 4.9% of revenue, for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, we incurred significant legal expenses to defend our lawsuit against O2Micro. During the three and nine months ended September 30, 2008, we incurred significant legal expenses to defend our lawsuit against Linear.

Litigation Provision Reversal, net. Litigation provision reversal, net was $6.4 million for the three and nine months ended September 30, 2009. During the quarter ended September 30, 2009, we completed the litigation process with respect to lawsuit related to TSE, a customer. The conclusion of this lawsuit resulted in recording a reversal of a litigation provision of approximately $7.4 million during the quarter ended September 30, 2009. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision in the current quarter is reflected in the Litigation Provision Reversal, net item in the Condensed Consolidated Statement of Operations. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. This recovery was reduced by certain litigation stipulations for other parties involved in the case in the amount of $1.0 million.

Income Tax Provision. The income tax provision for the three and nine months ended September 30, 2009 was $0.6 million or 4.9% of our income before income taxes and $0.6 million or 3.6% of the pre-tax income, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released. The income tax provision for the three and nine months ended September 30, 2008 was $0.5 million or 4.2% of our income before income taxes and $1.7 million or 7.5% of our income before income taxes, respectively. These differ from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted stock released.

Liquidity and Capital Resources.

As of September 30, 2009, we had working capital of $169.2 million, including cash and cash equivalents of $52.0 million and short-term investments of $97.8 million compared to working capital of $117.4 million, including cash and cash equivalents of $83.3 million and short-term investments of $21.9 million as of December 31, 2008. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the purchase of shares through the Company’s employee stock purchase plan and the exercise of stock options.

For the nine months ended September 30, 2009, net cash provided by operating activities was $15.6 million. Net cash increased primarily due to strong sales during the third quarter of 2009 and an increase in accounts payable, primarily for inventory purchased during the third quarter. This was offset by an increase in accounts receivable as a result of increased shipments at the end of the quarter ended September 30, 2009 for which collections have not yet been made. Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2008, primarily due to strong sales during the third quarter of 2008. Accounts receivable increased due to increased sales in the third quarter of 2008. Inventory increased due to anticipated future demand for our products.

For the nine months ended September 30, 2009, net cash used in investing activities was $57.8 million, primarily related to the purchase of short-term investments. For the nine months ended September 30, 2008, net cash used in investing activities was $21.1 million, primarily related to the purchase of auction-rate securities which the Company was not able to sell during the period and the purchase of $3.6 million in capital equipment.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of September 30, 2009, our investment portfolio included $35.7 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.7 million in accordance with the fair value measurement provisions of ASC 820-10-35. During the nine months ended September 30, 2009, auction rate securities with a face value of $1.3 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.5 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with $12.2 million in auction rate securities having been downgraded by Moody’s during the nine months ended September 30, 2009.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall – Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expenses) in the Condensed Consolidated Statement of Operations.

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value amount of eligible auction-rate securities commencing in June 2010. In 2009, $1.3 million of these auction-rate securities were called at par, leaving $16.9 million in eligible auction-rate securities remaining at UBS. The offer gives us the right but not the obligation to sell these securities at par to UBS and allows us to borrow up to $16.9 million beginning October 7, 2008. In accepting the offer, we also entered into a release of claims in favor of UBS.

Since we accepted this put right from UBS, we intend to sell these auction-rate securities at par to UBS commencing in June 2010. These securities have been reclassified as trading securities and the cumulative impairment related to these auction-rate securities is $0.7 million. Therefore, the impairment related to these securities has been recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.7 million, the effect of which has been recorded by the Company in other income in the Condensed Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under ASC 820-10-35 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Condensed Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.6 million, management concluded that as of September 30, 2009, the cumulative impairment was temporary based on the following analysis:

1.	The decline in the fair value of these securities is not attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

2.	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

3.	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;

4.	Except for the credit loss of $70,000 recognized in the nine months ended September 30, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.	The majority of the securities remain AAA rated, with $9.0 million in auction rate securities having been downgraded by Moody’s to A3-Baa3 during the nine months ended September 30, 2009 and there have been no downgrades in the three months ended September 30, 2009; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The potential credit loss associated with these securities was $70,000, which the Company recorded in other expense in its Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Time-to-Liquidity	18 months	24 months	21 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%	2.1%

Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% - 8.5%, depending on the credit-rating of the security	5.3% - 10.1%, depending on the credit-rating of the security	4.8% - 9.6%, depending on the credit-rating of the security

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

From the first quarter of 2009 to the second quarter of 2009, we decreased the time to liquidity from 2.0 years to 1.8 years, as three months have elapsed between periods. We also experienced a decrease in the FFELPS-guaranteed student-loan credit default swap spread from 150 basis points at the end of the first quarter of 2009 to 80 basis points at the end of the second quarter of 2009. Based on the quarterly change in the parameters used in the discounted cash flow model, the total cumulative impairment charge decreased from $2.7 million at the end of the first quarter of 2009 to $2.0 million at the end of the second quarter of 2009. Temporary impairment charges decreased from $1.5 million at the end of the first quarter of 2009 to $1.1 million at the end of the second quarter of 2009. We also recognized $70,000 in credit losses in other income (expense) in the Condensed Consolidated Statement of Operations as detailed in Note 8 Fair Value Measurements.

From the second quarter of 2009 to the third quarter of 2009, we increased the time to liquidity from 1.8 years to two years even though $1.3 million of our holdings in auction rate securities were called at par. The credit markets for these types of securities remain tight and it is unclear as to when the markets will regain its liquidity. We also experienced a decrease in the FFELPs-guaranteed student loan credit default swap spread from 80 basis points at the end of the second quarter of 2009 to 30 basis points at the end of the third quarter of 2009. Based on the quarterly change in the parameters used in the discounted cash flow model, the cumulative impairment decreased from $2.0 million at the end of the second quarter to $1.8 million at the end of the third quarter. Temporary impairment charges remained relatively constant between quarters. However, we experienced a $0.2 million decrease in other-than-temporary impairment charges related to the auction-rate securities held at UBS, which was fully offset by the change in the value of the UBS put right.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $10.7 million, primarily from the issuance of common stock in the amount of $10.2 million. Net cash used in financing activities for the nine months ended September 30, 2008 was $5.0 million, primarily from the repurchase of $20.0 million of our common stock of which our Board approved a repurchase of up to $25.0 million. This was partially offset by the proceeds related to the issuance of common stock in the amount of $14.4 million and excess tax benefits related to the exercise of options of $0.6 million.

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

As of September 30, 2009, our total outstanding purchase commitments with vendors were $16.7 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $10.3 million as of December 31, 2008.

Our contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on February 27, 2009.

As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 27, 2009. During the three and nine months ended September 30, 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008.

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

O2Micro

We have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro. Currently, there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). One proceeding is pending in the International Trade Commission. The other is pending in the United States District Court for the Northern District of California. O2 Micro alleges that certain of our CCFL backlight inverter products infringe its patents. We allege that we do not infringe and the patent is invalid. The ITC Investigation hearing is scheduled to begin on October 19, 2009. Trial in the Northern District of California case is scheduled for August 2, 2010. We are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

Taiwan Sumida Electronics

During the quarter ended September 30, 2009, we completed the litigation process with respect to lawsuit related to TSE, a customer. The conclusion of this lawsuit resulted in recording a reversal of a litigation provision of approximately $7.4 million during the quarter ended September 30, 2009. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision in the current quarter is reflected in the Litigation Provision Reversal, net item in the Condensed Consolidated Statement of Operations. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that we did not breach our October 1, 2005 Settlement and License Agreement with Linear. Based upon that ruling, we anticipate filing a motion to seek recovery of our attorney fees when the final judgment is entered. The court has not issued its final judgment concerning the patent infringement, validity, and enforceability issues.

Chip Advanced Technology Inc.

On December 12, 2007, we filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against CAT, asserting that CAT willfully infringed a MPS patent that enables efficient low voltage, low current power conversions, such as DC-DC step down converters. CAT was subsequently acquired by ITE Technology (“ITE”), a successor in interest of CAT. On July 28, 2009, we entered into a license agreement and a settlement agreement with ITE in which the parties agreed to mutually release and dismiss the complaints.

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

We are engaged in legal proceedings with O2Micro. These proceedings involve various claims and counterclaims alleging, among other things, patent infringement. O2Micro has also in the past taken legal action against certain of our customers, which we were obligated to indemnify. Other new or existing customers may request similar indemnity from us because of continued legal actions between us and O2Micro. See the section entitled “Part II Item 1. Legal Proceedings” of this quarterly report on Form 10-Q for more information.

If we or our customer are not ultimately successful in any of these proceedings or other litigation that could be brought against us, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized in Taiwan. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

Given our inability to control the timing and nature of significant events in our legal proceedings, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and business.

Until our legal proceedings with O2Micro and Linear are resolved, we will continue to incur significant legal expenses that vary with the level of activity in each of these proceedings. This level of activity is not entirely within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, it is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

Our ongoing legal proceedings and the potential for additional legal proceedings have diverted, and may continue to divert, financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with O2Micro and Linear. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. Our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could adversely affect our business.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters with O2Micro and Linear and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline.

The market for government-backed student loan auction-rate securities has suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of September 30, 2009, the Company’s investment portfolio included $35.7 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. As of that date, $37.5 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years.

Based on certain assumptions described in Note 8 to our consolidated financial statements and the Liquidity and Capital Resources section of Part I, Item 2 of this quarterly report on Form 10-Q, we recorded impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $16.9 million in eligible auction-rate securities held by us at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

We believe that the application of our products in the computer, consumer electronics and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease. In the fourth quarter of 2008 and continuing into 2009, the semiconductor industry as a whole saw and may continue to see dramatic declines in overall demand, which affects MPS. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations could be adversely affected.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

•	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China; and

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2Micro and Linear;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors; and

•	changes in the estimation of the future size and growth rate of our markets.

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

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

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

Because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting related to the calculation of our income tax provision that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

We market our products through distribution arrangements and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended September 30, 2009, sales to our three largest distributors and/or customers accounted for approximately 35% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We have a supply arrangement with two suppliers for the production of wafers. Should any of our suppliers become insolvent, we many not be able to fulfill our customer orders, which would likely cause a decline in our revenue. In the past, many wafer foundries in the semiconductor industry were operating well below normal capacity, including the two suppliers to MPS, and consequently our suppliers’ ability to meet their financial obligations were potentially impaired.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended September 30, 2009, approximately 84% of our revenue was from customers in Asia. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 14% of our outstanding common stock as of September 30, 2009. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Our facilities in Chengdu, China are located in a seismically active area, as evidenced by the May 2008 earthquake that was centered in the Sichuan Province of China. Although there was no damage to our facilities as a result of that earthquake, should there be additional earthquakes in the area, we may incur losses and our business, financial condition and/or operating results may suffer.

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

Dated: October 22, 2009

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