Form 10-K
period 2009-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2010-02-16
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s stock outstanding as of June 30, 2009 was 34,256,923. The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2009 was $22.41. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2009 was $554,951,133.*

There were 35,235,634 shares of the registrant’s common stock issued and outstanding as of February 2, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2009.

*	Excludes 9,493,374 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the impact of our outstanding litigation and changing market conditions on the revenue we derive from our CCFL product line,

•	the effect of auction-rate securities on our liquidity and capital resources,

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2010,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments, and

•	the factors that differentiate us from our competitors.

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

Lighting Control Products.    Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and LCD televisions. Backlighting solutions are typically either cold cathode fluorescent lamps (CCFL) or WLED lighting sources. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products. WLED lighting control ICs step-up or step-down a DC voltage and provide efficient precision power and protection to a LED string or to multiple LED strings.

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

We currently target our products at the consumer electronics, communications and computing markets, with the consumer market representing the largest portion of our revenue.

The following is a brief summary of our product family solutions for various applications. For each of these applications, we are currently shipping product or have design wins, which are decisions by original equipment manufacturers, or OEMs, or original design manufacturers, or ODMs, to use our ICs:

Application	WLED Lighting Illumination (non- backlight)	LCD Backlight (Inverters or WLED)	DC to DC Converters (Buck & Boost)	µP Reset & Supervisory	Audio Amplifiers	Xenon Flash	Chargers (Switching & Linear)	Current Limit Switches
Computing
Computers and PDA devices		X	X	X	X		X	X
LCD Monitors		X	X	X	X
Disk Drives/Storage Networks			X					X

Consumer Electronics
LCD TV Displays		X	X	X	X			X
Plasma TV Displays		X	X	X	X			X
Set Top Boxes			X	X	X			X
Blu-Ray & DVD Players		X	X	X	X

Digital Still Cameras			X	X	X	X	X

Commercial & Industrial Bulb & CFL Replacement	X

GPS and Infotainment systems		X	X	X	X			X

Communications
Cellular Handsets			X		X	X	X
Networking Infrastructure			X	X
VOIP			X	X
Wireless Access Points			X	X

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

Customers, Sales, and Marketing

We sell our products through third party distributors, value-added resellers and directly to OEMs, ODMs, and electronic manufacturing service (EMS) providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers. Distributors may distribute our products to end customers which include OEMs, ODMs or EMS providers. Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers. The following is a summary for the years ended December 31, 2009, 2008 and 2007 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Revenue Year ended December 31,
Customers	2009	2008	2007
A	13%	20%	18%
B	10%	10%	15%
C	10%	*	*

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

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 84% of our revenue in 2009 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our shippable backlog at December 31, 2009 was $27.8 million. We believe that backlog is not necessarily a good indicator of our future sales. Order lead times may vary, and, as is common within our industry, customers are allowed to reschedule or cancel orders on relatively short notice. Our quarterly revenue is also influenced by orders booked and shipped within that quarter which are not reflected as backlog at the end of any preceding quarter. Our manufacturing lead times are generally 4 to 12 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount or dispose of it altogether, either of which would negatively affect our profit margins.

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

Please refer to the discussion of the amount spent on research and development during each of the last three fiscal years in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development”. In the area of process technology, we are investing research and development resources to provide leading-edge analog power processes for our next generation of integrated circuits. Process technology is a key strategic component to our future growth.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of January 11, 2010 we had approximately 309 patents issued and pending, of which 55 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through August 2027 and our other issued patents are scheduled to expire at various times through December 2027. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years ending in 2011, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation with O2Micro International Limited (“O2Micro”) and Linear Technology Corporation (“Linear”). For a more complete description of our legal matters, please read the section entitled Item 3. Legal Proceedings and Note 10 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and a supplier in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or supplier or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our integrated circuits. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, who utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technology and collaborate with our foundry partners to install our technology on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields and product performance for our integrated circuits.

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

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million, which option becomes exercisable in March 2011. We will likely enter into a purchase agreement for this facility at the end of the lease term. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. Furthermore, we are continuing to expand our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2009, we employed 692 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Fairchild Semiconductor International, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microsemi Corporation, National Semiconductor Corporation, O2Micro International, Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V., Texas Instruments Incorporated and Volterra.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of February 1, 2010 are as follows:

Name	Age	Position
Michael R. Hsing	50	President, Chief Executive Officer, and Director
Rick Neely	55	CFO, Senior Vice President of Finance and Principal Financial and Accounting Officer
Deming Xiao	47	President of MPS Asia Operations
Maurice Sciammas	50	Senior Vice President of Worldwide Sales and Marketing
Paul Ueunten	55	Senior Vice President of Engineering

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

Rick Neely joined us in September 2005. He currently serves as our Senior Vice President of Finance and Chief Financial Officer. From November 2002 to September 2005, he served as Chief Financial Officer of NuCORE Technology, a fabless semiconductor company. Prior to that, he was the principal of his own consulting practice from May 2001 to November 2002. He also served as Chief Financial Officer of Alventive Inc. from May 2000 to May 2001. Prior to that he served as Chief Financial Officer and Interim Chief Executive Officer of Beyond.com, Vice President of Finance and Operations at Synopsys, and Vice President and Corporate Controller of Heartport. Mr. Neely spent 16 years, from 1980 to 1996, with Advanced Micro Devices (AMD) in a variety of senior financial management positions worldwide. Mr. Neely holds a MBA from the University of Chicago and an undergraduate degree in Economics from Whitman College.

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

If we are not ultimately successful in any of these proceedings or other litigation that could be brought against us or our customer, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters with O2Micro and Linear and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of December 31, 2009, the Company’s investment portfolio included $35.6 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. As of that date, $37.4 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years.

Based on certain assumptions described in Note 2 to our consolidated financial statements and the Liquidity and Capital Resources section of Part II, Item 7 of this annual report on Form 10-K, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $16.9 million in eligible auction-rate securities held by us at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. Should we fail to develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

Certain of our products go into tubes that contain mercury, which is the subject of environmental concerns.

Our CCFL products go into tubes that contain mercury, which is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2Micro and Linear matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors; and

•	changes in the estimation of the future size and growth rate of our markets.

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

We receive a significant portion of our revenue from our distribution channel, and the loss of any one of these distributors or value-added resellers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2009, sales to our three largest distributors and/or customers accounted for approximately 34% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We have a supply arrangement with two suppliers for the production of wafers. Should any of our suppliers become insolvent, we many not be able to fulfill our customer orders, which would likely cause a decline in our revenue. In the recent past, as a result of the global economic crisis, many wafer foundries in the semiconductor industry were operating well below normal capacity, including the two suppliers to MPS, potentially impairing our suppliers’ ability to meet their financial obligations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2009, approximately 84% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate. We consider our competitors to include, but not be limited to: Fairchild Semiconductor, Intersil, Linear, Maxim Integrated Products, Micrel, Microsemi, National Semiconductor, O2Micro, RichTek, Rohm, Semtech, STMicroelectronic, Texas Instruments and Volterra. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 14% of our outstanding common stock as of December 31, 2009. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Our primary operating locations are currently in San Jose, California and Chengdu, Sichuan, China. We currently lease approximately 55,110 square feet in San Jose which serves as our corporate headquarters, sales and research and development center. Certain test procedures and manufacturing also take place in our San Jose facility. We lease approximately 56,000 square feet in Chengdu which serves as our test facility and manufacturing hub and we are currently in the process of constructing a 140,000 square foot research and development facility in Chengdu, which will be operational in mid-2010. We also lease sales offices in Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

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

O2Micro, Inc.

We have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro. Currently, there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). One proceeding is pending in the International Trade Commission. The other is pending in the United States District Court for the Northern District of California. O2 Micro alleges that certain of our CCFL backlight inverter products infringe its patents. We allege that we do not infringe and the patent is invalid. The ITC Investigation was held on October 19, 2009. Trial in the Northern District of California case is scheduled for August 2, 2010. We are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

Taiwan Sumida Electronics

During the quarter ended September 30, 2009, we completed the litigation process with respect to a lawsuit related to Taiwan Sumida Electronics (“TSE”), a customer. In connection with the completion of this lawsuit, we also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. The escrow termination resulted in recording a reversal of a litigation provision of approximately $7.4 million during the quarter ended September 30, 2009. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision in the quarter ended September 30, 2009 is reflected in the Patent Litigation Provision Reversal, net item in the Consolidated Statement of Operations.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that we did not breach our October 1, 2005 Settlement and License Agreement with Linear Technology Corporation (“Linear”). Based upon that ruling, we anticipate filing a motion to seek recovery of its attorney fees when the final judgment is entered. The court has not issued its final judgment concerning the patent validity and enforceability issues.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR”. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the Nasdaq Global Select Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2009
Fourth Quarter ended December 31, 2009	$24.75	$18.93
Third Quarter ended September 30, 2009	$25.26	$20.80
Second Quarter ended June 30, 2009	$23.40	$14.92
First Quarter ended March 31, 2009	$16.90	$10.67

2008
Fourth Quarter ended December 31, 2008	$17.37	$6.96
Third Quarter ended September 30, 2008	$29.07	$15.98
Second Quarter ended June 30, 2008	$27.50	$17.88
First Quarter ended March 31, 2008	$22.36	$14.64

Holders of Our Common Stock

As of January 27, 2010, we had approximately 22 stockholders of record and the closing price of common stock was $21.66 per share as reported by The Nasdaq Global Select Market. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2009, we estimate the total number of stockholders represented by these record holders to be at least 1,852.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

Performance of Our Common Stock

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 11/19/2004 and its relative performance is tracked through 12/31/2009.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the issuer’s equity securities by the issuer and affiliated purchasers during the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Revenue	$165,008	$160,511	$134,004	$105,015	$99,131
Cost of revenue, including stock-based compensation*	67,330	61,184	48,781	38,107	36,003

Gross profit	97,678	99,327	85,223	66,908	63,128

Operating expenses:
Research and development, including stock-based compensation*	38,295	34,850	27,342	22,301	14,826
Selling, general and administrative, including stock-based compensation*	36,752	35,256	29,537	27,594	18,434
Lease abandonment	—	—	(496)	1,218	—
Litigation expense	9,457	6,714	9,370	11,560	18,367
Patent litigation settlement (provision reversal)	(6,356)	—	9,800	3,000	5,037

Total operating expenses	78,148	76,820	75,553	65,673	56,664

Income from operations	19,530	22,507	9,670	1,235	6,464

Other income (expense):
Interest and other income	1,047	3,587	4,741	2,637	1,703
Other expense	(429)	(652)	(139)	(273)	(111)

Total other income, net	618	2,935	4,602	2,364	1,592

Income before income taxes	20,148	25,442	14,272	3,599	8,056
Income tax provision	474	1,216	2,692	6,024	2,949

Net income (loss)	19,674	24,226	11,580	(2,425)	5,107

Basic income (loss) per share	$0.57	$0.72	$0.37	$(0.08)	$0.18

Diluted income (loss) per share	$0.54	$0.67	$0.33	$(0.08)	$0.17

Weighted-average common shares outstanding	34,310	33,509	31,703	29,502	27,998

Stock options, restricted stock and warrants	2,324	2,611	3,387	—	2,873

Diluted weighted-average common equivalent shares outstanding	36,634	36,120	35,090	29,502	30,871

* Stock-based compensation has been included in the following line items:
Cost of revenue	$246	$344	$539	$539	$366
Research and development	6,408	5,821	4,625	5,236	2,611
Selling, general and administrative	7,957	6,993	6,064	5,749	2,408

Total	$14,611	$13,158	$11,228	$11,524	$5,385

Consolidated Balance Sheet Data:

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$46,717	$83,266	$83,114	$50,816	$25,091
Short-term investments	118,914	21,922	27,765	27,674	38,814
Long-term investments	19,445	37,425	—	—	—
Restricted cash	—	7,360	7,350	—	2,938
Working capital	179,577	117,365	119,348	77,111	65,450
Restricted assets	—	7	8,340	8,309	6,433
Total assets	241,821	195,299	172,590	117,327	100,775
Common stock	175,518	147,298	143,890	113,168	98,342
Total stockholders’ equity	212,957	164,645	137,537	95,025	78,168

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 84% of our revenue for the year ended December 31, 2009 and 89% of our revenue for the year ended December 31, 2008 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Revenue Recognition.    We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”)—Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition—Overall—Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. In the future, if we are unable to estimate our stock rotation returns accurately, we may not be able to recognize revenue from sales to our distributors based on when we sell inventory to our distributors. Instead, we may have to recognize revenue when the distributor sells through such inventory to an end-customer.

We generally recognize revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition—Products—Recognition—Sales of Products When Right of Return Exists):

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of December 31, 2009 and 2008 was $0.9 million and $0.5 million, respectively.

Inventory Valuation.    We value our inventory at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We write down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. On the contrary, if market conditions are more favorable, we may be able to sell inventory that was previously reserved.

Accounting for Income Taxes.    ASC 740-10 Income Taxes—Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of December 31, 2009, 2008 and 2007, we had a valuation allowance of $14.6 million, $14.4 million and $11.9 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

Contingencies.    We are engaged in legal proceedings resulting from several patent infringement actions against us. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies—Loss Contingencies—Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Accounting for Stock-Based Compensation.    We have adopted the provisions of ASC 718-10-30 Compensation—Stock Compensation—Overall—Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

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

Fair Value of Financial Instruments.    We adopted the provisions of ASC 820-10 Fair Value Measurements and Disclosures—Overall, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

•	Level 1: Quoted prices in active markets for identical assets;

•	Level 2: Significant other observable inputs; and

•	Level 3: Significant unobservable inputs.

We also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure—Overall—Subsequent Measurement—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009. This FSP provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures—Overall, when the volume and level of activity for the asset or liability have significantly decreased.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of our holdings in auction rate securities is $37.4 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $16.9 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010. These investments are accounted for in accordance with ASC 320-10, Investments—Debt and Equity Securities—Overall. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our consolidated statement of operations.

We adopted the provisions of ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity Securities—Overall—Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. During the year ended December 31, 2009, we recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Consolidated Statement of Operations.

The UBS put right is accounted for in accordance with ASC 820-10-35 Fair Value Measurement and Disclosures—Overall—Subsequent Measurement. We value the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Refer to Note 2 to our consolidated financial statements for further information.

Based on certain assumptions described in Note 2 to our consolidated financial statements and the Liquidity and Capital Resources section of Part II, Item 7 of this annual report on Form 10-K, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In April 2009, the FASB issued transition guidance Accounting Standards Codification (“ASC”) 820-10-65-4 Fair Value Measurements and Disclosures—Overall—Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures—Overall—Disclosures. ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In April 2009, the FASB issued transition guidance ASC 320-10-65-1 Transition Related to FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the provisions of which have been incorporated in ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity Securities—Overall—Disclosure. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC 320-10-35 and ASC 320-10-50 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 and ASC 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC 320-10-S99-1 Investments—Debt and Equity Securities—Overall—SEC Materials—Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities. ASC 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In April 2009, the FASB issued transition guidance ASC 820-10-65-4 Fair Value Measurement and Disclosure—Overall—Transition Related to FASB FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, the provisions of which have been incorporated in ASC 820-10-35-51 Fair Value Measurement and Disclosure—Overall—Subsequent Measurement—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35-51 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-35-51 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In December 2007, the FASB issued transition guidance ASC 805-10-65-1 Business Combinations—Overall—Transition Related to SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Review Bulletin (“ARB”) No. 51 (SFAS 160), the provisions of which have been incorporated in ASC 805-10 Business Combinations—Overall and ASC 805-20 Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 did not have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company completes after the effective date.

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

In June 2009, the FASB issued transition guidance ASC 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”)—Overall. The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective July 1, 2009, and has incorporated the current codification in this Form 10-K.

Results of Operations

The table below shows the Consolidated Statements of Operations amounts (in thousands) and shows each as a percentage of revenue.

	Year ended December 31,
	2009		2008		2007
	(in thousands, except percentages)
Revenue	$165,008	100.0%	$160,511	100.0%	$134,004	100.0%
Cost of revenue	67,330	40.8	61,184	38.1	48,781	36.4

Gross profit	97,678	59.2	99,327	61.9	85,223	63.6

Operating expenses:
Research and development	38,295	23.3	34,850	21.7	27,342	20.5
Selling, general and administrative	36,752	22.3	35,256	22.0	29,537	22.0
Lease abandonment	—	—	—	—	(496)	(0.4)
Litigation expense	9,457	5.7	6,714	4.2	9,370	7.0
Patent litigation settlement (provision reversal)	(6,356)	(3.9)	—	—	9,800	7.3

Total operating expenses	78,148	47.4	76,820	47.9	75,553	56.4

Income from operations	19,530	11.8	22,507	14.0	9,670	7.2
Interest and other income	1,047	0.6	3,587	2.2	4,741	3.5
Other expense	(429)	(0.2)	(652)	(0.4)	(139)	(0.1)

Total other income, net	618	0.4	2,935	1.8	4,602	3.4

Income before income taxes	20,148	12.2	25,442	15.9	14,272	10.6
Income tax provision	474	0.3	1,216	0.8	2,692	2.0

Net income	$19,674	11.9%	$24,226	15.1%	$11,580	8.6%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Year ended December 31,						Percent Change
	2009		2008		2007		2009 to 2008	2008 to 2007
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Change	Change
DC to DC Converters	$123,581	74.9%	$115,373	71.9%	$86,701	64.7%	7.1%	33.1%
LCD Backlight Inverters	27,836	16.9%	32,308	20.1%	35,713	26.7%	(13.8)%	(9.5)%
Audio Amplifiers	13,591	8.2%	12,830	8.0%	11,590	8.6%	5.9%	10.7%

Total	$165,008	100.0%	$160,511	100.0%	$134,004	100.0%

Revenue.    Revenue for the year ended December 31, 2009 was $165.0 million, an increase of $4.5 million, or 2.8%, from $160.5 million for the year ended December 31, 2008. The increase in revenue between these two periods resulted primarily from increased sales of our DC to DC products of $8.2 million as a result of an increase in demand for electronic products in the consumer and communications markets. This was partially offset by a decrease in the sales of our lighting control products in the amount of $4.5 million as a result of the continuing shift of notebook backlighting from CCFL solutions to WLED solutions. Sales for our audio products for the year ended December 31, 2009 remained relatively flat year over year.

Revenue for the year ended December 31, 2008 was $160.5 million, an increase of $26.5 million, or 19.8%, from $134.0 million for the year ended December 31, 2007. The increase in revenue between these two periods resulted primarily from increased sales of our DC to DC converters of $28.7 million as a result of increased sales of consumer and communications end market devices. We experienced a decrease in the sales of our lighting control products in the amount of $3.4 million due to a decrease in product demand, particularly notebook computers. The sales of our audio products increased by $1.2 million due to increased sales of consumer electronics products.

Gross Profit.    Gross profit as a percentage of revenue was 59.2% for the year ended December 31, 2009 and 61.9% for the year ended December 31, 2008. For the year ended December 31, 2009 and 2008, gross margin declined year-over-year as a result of increasing price pressure and therefore declining average selling prices, and an increase in inventory reserves resulting from a decrease in the general demand for certain of our lighting control products.

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

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands, except percentages)
Revenue	$165,008	$160,511	$134,004	2.8%	19.8%
Research and development (“R&D”), excluding stock-based compensation	31,887	29,029	22,717	9.8%	27.8%
R&D stock-based compensation	6,408	5,821	4,625	10.1%	25.9%

Total R&D	$38,295	$34,850	$27,342	9.9%	27.5%

R&D as a percentage of net revenue	23.2%	21.7%	20.4%

R&D expenses were $38.3 million, or 23.2% of revenue, for year ended December 31, 2009 and $34.9 million, or 21.7% of revenue, for the year ended December 31, 2008. The year-over-year increase was primarily due to an increase in personnel and new product development expenses to support new product development. Stock-based compensation expenses increased by $0.6 million, primarily due to the acceleration of certain awards.

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

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands, except percentages)
Revenue	$165,008	$160,511	$134,004	2.8%	19.8%
Selling, general and administrative (“SG&A”), excluding stock-based compensation	28,795	28,263	23,473	1.9%	20.4%
SG&A stock-based compensation	7,957	6,993	6,064	13.8%	15.3%

Total SG&A	$36,752	$35,256	$29,537	4.2%	19.4%

SG&A as a percentage of net revenue	22.3%	22.0%	22.0%

SG&A expenses were $36.8 million, or 22.3% of revenue, for the year ended December 31, 2009 and $35.3 million, or 22.0% of revenue, for the year ended December 31, 2008. For the year ended December 31, 2009, SG&A expenses increased compared to the corresponding period in the prior year due to an increase in sales and sales-related expenses. Stock-based compensation increased by $1.0 million, primarily related to certain severance arrangements and the acceleration of certain awards.

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

Litigation Expense, excluding Patent Litigation Settlement and Provision Reversal, net.

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands, except percentages)
Revenue	$165,008	$160,511	$134,004	2.8%	19.8%
Litigation expense	9,457	6,714	9,370	40.9%	(28.3)%
Litigation expense as a percentage of net revenue	5.7%	4.2%	7.0%

Litigation expenses, excluding patent litigation settlements and provision reversals were $9.5 million, or 5.7% of revenue, for the year ended December 31, 2009 as compared to $6.7 million, or 4.2% of revenue, for the year ended December 31, 2008. During the year ended December 31, 2009, we incurred significant legal expenses to defend our lawsuit against O2Micro. During the year ended December 31, 2008, we incurred significant legal expenses to defend our lawsuit against Linear Technology.

Litigation expenses, excluding patent litigation settlements and provision reversals were $6.7 million, or 4.2% of revenue, for the year ended December 31, 2008 as compared to $9.4 million, or 7.0% of revenue, for the year ended December 31, 2007. We incurred significant legal expenses during the first six months of 2008 for our lawsuit with Linear Technology. For the year ended December 31, 2007, we incurred significant legal expenses to prepare for and try our cases against O2Micro and TSE.

For a more complete description of our litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 10 “Litigation” of Notes to Consolidated Financial Statements.

Patent Litigation Settlement (Provision Reversal, net).

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands, except percentages)
Revenue	$165,008	$160,511	$134,004	2.8%	19.8%
Patent litigation settlement (provision reversal)	(6,356)	—	9,800	—	—
Patent litigation settlement (provision reversal) as a percentage of net revenue	(3.9)%	0.0%	7.3%

Patent litigation provision reversal, net was $6.4 million for the year ended December 31, 2009. In 2009, we completed the litigation process with respect to the lawsuit related to TSE, a customer. The conclusion of this lawsuit resulted in recording a reversal of a patent litigation provision of approximately $7.4 million. This provision was recorded as a patent litigation provision in the second quarter of 2007 and the reversal of this provision in this fiscal year is reflected in the Patent Litigation Settlement and Provision Reversal, net item in the Consolidated Statement of Operations. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. This recovery was reduced by certain litigation stipulations for other parties involved in the case in the amount of $1.0 million.

There were no patent litigation settlements or provision reversals in 2008. In July 2007, we received an unfavorable ruling in our litigation with TSE, for which we recorded an accrual for a patent litigation settlement of $9.8 million in the second quarter of 2007, of which $2.5 million was paid in the third quarter of 2007 and the remainder was held in escrow.

Lease Abandonment.

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands, except percentages)
Revenue	$165,008	$160,511	$134,004	2.8%	19.8%
Lease abandonment	—	—	(496)	—	—
Lease abandonment as a percentage of net revenue	0.0%	0.0%	(0.4)%

We did not abandon any of our leases in 2009 and 2008. In December 2006, we abandoned our lease in Los Gatos and wrote off $1.2 million in operating expenses based on the fair value of the liability in accordance with ASC 420-10, Exit or Disposal Cost Obligations—Overall. In May 2007, we entered into a sublease agreement to rent a portion of our Los Gatos facility for a period of 21 months commencing on June 1, 2007 during which we were to receive gross payments of $0.7 million. As the amount we expected to receive was greater than the amount we originally estimated, we reduced the estimate of our remaining liability by $0.5 million in the second quarter of 2007.

Interest and Other Income.    For the years ended December 31, 2009, 2008 and 2007, interest and other income was $1.0 million, $3.6 million and $4.7 million, respectively. Despite year over year increases cash, cash equivalents and investment balances, interest income decreased due to significant declines in interest rates resulting from the global financial crisis.

Other Expense.    Other expense, comprised mainly of foreign exchange losses, was $0.4 million, $0.7 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Income Tax Provision.    The income tax provision for the year ended December 31, 2009 was $0.5 million or 2.4% of the pre-tax income, respectively. This differs from the U.S. federal statutory rate of 34% primarily because our foreign income is taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released.

The income tax provision for the year ended December 31, 2008 was $1.2 million or 4.8% of our income before income taxes. This was lower than the U.S. federal statutory rate of 34% due primarily to a benefit from earnings in low foreign tax jurisdictions and a decrease in prior-year uncertain tax position reserves under ASC 740-10, which was partially offset by an increase in current-year ASC 740-10 reserves, additional ASC 740-10 interest accruals, an increase in the valuation allowance in the U.S. and non-deductible stock option compensation expenses.

The income tax provision for the year ended December 31, 2007 was $2.7 million or 18.9% of our pre-tax income. This differed from the U.S. federal statutory rate primarily because we recorded an increase in the valuation allowance of our deferred tax assets in the amount of $1.5 million as we no longer expected that our deferred tax assets will be realized. Furthermore, we provided a full valuation allowance against the tax benefits from the unpaid portion of the TSE litigation settlement, which was offset by deductions from stock option exercises and the paid portion of the TSE litigation settlement in the second quarter of 2007.

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $179.6 million, including cash and cash equivalents of $46.7 million and short-term investments of $118.9 million compared to working capital of $117.4 million, including cash and cash equivalents of $83.3 million and short-term investments of $21.9 million as of December 31, 2008. Our working capital increased year-over-year primarily due to cash generated from operating activities, the reclassification of $16.9 million in auction-rate securities from long-term to short-term investments because of the UBS put right, which is an auction-rate security rights offering from UBS to sell up to $16.9 million in face value of eligible auction-rate securities commencing in June 2010 and proceeds from the issuance of common stock.

For the year ended December 31, 2009, net cash provided by operating activities was $31.8 million, primarily due to strong operating results during the year. This was offset by an increase in accounts receivable as a result of increased shipments at the end of the quarter ended December 31, 2009 for which collections had not yet been made and a decrease in accrued and long-term liabilities. For the year ended December 31, 2008, net cash provided by operating activities was $39.6 million, primarily due to strong operating results. For the year ended December 31, 2007, net cash provided by operating activities was $26.1 million, primarily due to strong operating results, partially offset by an increase in inventory purchases in anticipation of future demand requirements.

For the year ended December 31, 2009, net cash used in investing activities was $82.1 million, primarily related to the purchase of short-term investments. For the year ended December 31, 2008, net cash used in investing activities was $29.6 million, primarily related to the purchase of $28.1 million in auction-rate securities, which became illiquid in February 2008 and which we have not been able to sell, and the purchase of $5.2 million in capital equipment. This was offset by the release of $8.6 million in restricted assets as a result of an agreement between O2Micro and us relating to certain legal proceedings in Taiwan. For the year ended December 31, 2007, net cash used by investing activities was $13.9 million, primarily due to capital equipment purchases of $6.7 million. In addition, we placed in escrow $7.4 million in connection with the TSE litigation, for which we could have been liable subject to the outcome of certain legal activities. The conclusion of this lawsuit resulted in recording a reversal of a patent litigation provision of approximately $7.4 million due to the release of the restricted cash in escrow in the third quarter of 2009.

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

The market for auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of December 31, 2009, our investment portfolio included $35.6 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.7 million in accordance with the fair value measurement provisions of ASC 820-10-35. During the year ended December 31, 2009, auction rate securities with a face value of $1.3 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.4 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with $12.1 million of our auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

We adopted the provisions of ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity Securities—Overall—Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value amount of eligible auction-rate securities commencing in June 2010. Since then, $1.3 million of these auction-rate securities were called at par, leaving $16.9 million in eligible auction-rate securities remaining at UBS. The offer gives us the right but not the obligation to sell these securities at par to UBS and allows us to borrow up to $16.9 million. In accepting the offer, we also entered into a release of claims in favor of UBS.

Since we accepted this put right from UBS, we intend to sell these auction-rate securities at par to UBS commencing in June 2010. These securities have been reclassified as trading securities and the cumulative impairment related to these auction-rate securities was $0.7 million and $1.3 million at December 31, 2009 and 2008, respectively. Therefore, the impairment related to these securities has been recorded in other income (expense) in the Consolidated Statement of Operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.7 million and $1.3 million, at December 31, 2009 and 2008, respectively, the effect of which has been recorded by the Company in other income in the Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under ASC 820-10-35 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.5 million and $20.6 million as of December 31, 2009 and 2008, respectively, management concluded that as of December 31, 2009 and 2008, the cumulative impairment of $1.1 million and $1.4 million, respectively, was temporary based on the following analysis:

1.	The decline in the fair value of these securities is not attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

2.	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

3.	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;

4.	Except for the credit loss of $70,000 recognized in year ended December 31, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.	All securities were AAA rated at December 31, 2008. The majority of the securities remain AAA rated, with $9.0 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, and there have been no downgrades in the three months ended December 31, 2009; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The potential credit loss associated with these securities was $70,000, which the Company recorded in other expense in its Consolidated Statement of Operations during the year ended December 31, 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Time-to-Liquidity	18 months	24 months	21 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%	2.1%	2.4%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% – 8.5%, depending on the credit-rating of the security	5.3% – 10.1%, depending on the credit-rating of the security	4.8% – 9.6%, depending on the credit-rating of the security	5.2% – 10.0%, depending on the credit-rating of the security

From the fourth quarter of 2008 to the first quarter of 2009, we increased the time-to-liquidity from 1.5 years to 2.0 years, as we did not believe that liquidity would return to the market until then. We also experienced a downgrade in certain of our auction-rate securities by Moody’s. These changes increased the impairment of these securities. However, there was a decrease in the FFELPS-guaranteed student-loan credit default swap spread from 325 basis points at the end of the fourth quarter of 2008 to 150 basis points at the end of the first quarter of 2009, which significantly reduced the impairment of these securities. As a result of offsetting charges, the total cumulative impairment charge of $2.7 million did not change from December 31, 2008. However, the temporary impairment charge increased from $1.4 million at the end of 2008 to $1.5 million at the end of the first quarter of 2009. Other-than-temporary impairment charges decreased from $1.3 million at the end of 2008 to $1.2 million at the end of the first quarter of 2009.

From the first quarter of 2009 to the second quarter of 2009, we decreased the time to liquidity from 2.0 years to 1.8 years, as three months had elapsed between periods. We also experienced a decrease in the FFELPS-guaranteed student-loan credit default swap spread from 150 basis points at the end of the first quarter of 2009 to 80 basis points at the end of the second quarter of 2009. Based on the quarterly change in the parameters used in the discounted cash flow model, the total cumulative impairment charge decreased from $2.7 million at the end of the first quarter of 2009 to $2.0 million at the end of the second quarter of 2009. Temporary impairment charges decreased from $1.5 million at the end of the first quarter of 2009 to $1.1 million at the end of the second quarter of 2009. We also recognized $70,000 in credit losses in other income (expense) in the Consolidated Statement of Operations as detailed in Note 8 Fair Value Measurements.

From the second quarter of 2009 to the third quarter of 2009, we increased the time to liquidity from 1.8 years to two years even though $1.3 million of our holdings in auction rate securities were called at par. The credit markets for these types of securities remained tight and it was unclear as to when the markets would regain its liquidity. We also experienced a decrease in the FFELPs-guaranteed student loan credit default swap spread from 80 basis points at the end of the second quarter of 2009 to 30 basis points at the end of the third quarter of 2009. Based on the quarterly change in the parameters used in the discounted cash flow model, the cumulative impairment decreased from $2.0 million at the end of the second quarter to $1.8 million at the end of the third quarter. Temporary impairment charges remained relatively constant between quarters. However, we experienced a $0.2 million decrease in other-than-temporary impairment charges related to the auction-rate securities held at UBS, which was fully offset by the change in the value of the UBS put right.

From the third quarter of 2009 to the fourth quarter of 2009, we held the time to liquidity to two years. The parameters used in the discounted cash flow model remained relatively constant and as such, the cumulative impairment did not change from $1.8 million in the prior quarter.

Net cash provided by financing activities for the year ended December 31, 2009 was $13.6 million, primarily from the issuance of common stock in the amount of $13.0 million and excess tax benefits from stock option transactions in the amount of $0.6 million.

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

Contractual Obligations

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. Although we relocated our headquarters from Los Gatos, California to San Jose, we had a non-cancelable lease on our Los Gatos facility which expired in February 2009, for which we signed an agreement in May 2007 to sublease a portion of the property for the remaining term. In the second quarter of 2007, we reversed $0.5 million of the $1.3 million write-off that we recorded in the fourth quarter of 2006 as a result of the aforementioned sublease. Certain of our facility leases provide for periodic rent increases. In addition, as described below, we have a five-year lease arrangement which we entered into in September 2004 for our manufacturing facility located in Chengdu, China, which will expire in March 2011. We also lease our sales offices in Japan, China, Taiwan and Korea.

In the fourth quarter of 2007, we qualified a second source foundry and have incorporated their wafers in our production units. As of December 31, 2009, our total outstanding purchase commitments were $13.2 million, which includes wafer purchases from our two foundries, the purchase of assembly services primarily from multiple contractors in Asia and purchase commitments related to the construction of our Chengdu facility. This compares to purchase commitments of $10.3 million as of December 31, 2008.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million, which option becomes exercisable in March 2011. We will likely enter into a purchase agreement for this facility at the end of the lease term.

We are currently in the process of constructing a 140,000 square foot research and development facility in Chengdu, China which will be operational in mid-2010 and for which we have outstanding purchase commitments which are included in the table below.

The following table summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Operating leases	$8,278	$1,432	$1,213	$1,080	$1,124	$1,168	$2,261
Outstanding purchase commitments	$13,214	$13,214	$—	$—	$—	$—	$—

	$21,492	$14,646	$1,213	$1,080	$1,124	$1,168	$2,261

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $4.9 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale or trading. For available-for-sale investments, no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity or are determined to be other-than-temporarily impaired. Available-for-sale investments are reported at fair value with the related unrealized gains or losses being included in accumulated other comprehensive income, a component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings.

Fluctuations in interest rates of +/- 10% could impact our annual results of operations by approximately $0.1 million.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2009, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations of +/- 10% in such local currencies could impact our annual results of operations by approximately $2.6 million.

Value Change to Investments

As of December 31, 2009, all of our holdings in auction rate securities, which have a face value of $37.4 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $3.7 million.

In valuing the auction-rate securities using the discounted cash flow model, a change in either the liquidity risk premium or time-to-liquidity by 10% would result in a $0.1 million change in the value of our auction-rate securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Monolithic Power Systems, Inc.

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated February 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

February 12, 2010

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$46,717	$83,266
Short-term investments	118,914	21,922
Accounts receivable, net of allowances of $0 in both 2009 and 2008	15,521	9,115
Inventories	19,616	18,887
Deferred income tax assets, net—current	5	75
Prepaid expenses and other current assets	2,726	2,622
Restricted cash	—	7,360

Total current assets	203,499	143,247

Property and equipment, net	17,968	14,163
Long-term investments	19,445	37,425
Deferred income tax assets, net—long-term	175	19
Other assets	734	438
Restricted assets	—	7

Total assets	$241,821	$195,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,787	$4,674
Accrued compensation and related benefits	8,454	7,848
Accrued liabilities	7,681	13,360

Total current liabilities	23,922	25,882

Non-current income tax liability	4,915	4,762
Other long-term liabilities	27	10

Total liabilities	28,864	30,654

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, $35 and $34 in 2009 and 2008, respectively; shares authorized: 150,000,000; shares issued and outstanding: 35,165,316 and 33,646,821 in 2009 and 2008, respectively	175,518	147,298
Retained earnings	37,085	17,411
Accumulated other comprehensive income (loss)	354	(64)

Total stockholders’ equity	212,957	164,645

Total liabilities and stockholders’ equity	$241,821	$195,299

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$165,008	$160,511	$134,004
Cost of revenue	67,330	61,184	48,781

Gross profit	97,678	99,327	85,223

Operating expenses:
Research and development	38,295	34,850	27,342
Selling, general and administrative	36,752	35,256	29,537
Lease abandonment	—	—	(496)
Litigation expense	9,457	6,714	9,370
Patent litigation settlement (provision reversal)	(6,356)	—	9,800

Total operating expenses	78,148	76,820	75,553

Income from operations	19,530	22,507	9,670

Other income (expense):
Interest and other income	1,047	3,587	4,741
Other expense	(429)	(652)	(139)

Total other income, net	618	2,935	4,602

Income before income taxes	20,148	25,442	14,272
Income tax provision	474	1,216	2,692

Net income	$19,674	$24,226	$11,580

Basic income per share	$0.57	$0.72	$0.37

Diluted income per share	$0.54	$0.67	$0.33

Weighted-average common shares outstanding	34,310	33,509	31,703
Stock options and restricted stock	2,324	2,611	3,387

Diluted weighted-average common equivalent shares outstanding	36,634	36,120	35,090

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2006	30,369,381	$113,168	$(487)	$(17,458)	$(198)	$95,025

Cumulative effect of adopting FIN 48—adjustment to retained earnings				(937)		(937)
Components of comprehensive loss:
Net income				11,580		11,580
Unrealized gains					46	46
Foreign exchange gain					617	617

Total comprehensive income						12,243

Exercise of stock options, including net excess tax benefit of $2,684	2,902,927	18,333				18,333
Shares purchased through ESPP	180,148	1,645				1,645
Stock-based compensation expense, net of forfeitures		10,646	484			11,130
Compensation expense for non-employee stock options		98				98
Issuance of restricted stock	2,139	—				—

Balance as of December 31, 2007	33,454,595	$143,890	$(3)	$(6,815)	$465	$137,537

Components of comprehensive loss:
Net income				24,226		24,226
Impairment of Auction Rate Securities					(1,400)	(1,400)
Unrealized gains					(1)	(1)
Foreign exchange gain					872	872

Total comprehensive income						23,697

Exercise of stock options, including net excess tax benefit of $765	1,417,585	13,480				13,480
Repurchase of common shares	(1,430,105)	(25,043)				(25,043)
Shares purchased through ESPP	125,207	1,778				1,778
Stock-based compensation expense, net of forfeitures		13,151	3			13,154
Compensation expense for non-employee stock options		42				42
Issuance of restricted stock	79,539	—				—

Balance as of December 31, 2008	33,646,821	$147,298	$—	$17,411	$(64)	$164,645

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share amounts)

	Common Stock		Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Components of comprehensive income:
Net income				19,674		19,674
Impairment of Auction Rate Securities					270	270
Credit loss on auction rate securities					70	70
Unrealized losses					(109)	(109)
Foreign exchange gain					187	187

Total comprehensive income						418

Exercise of stock options, including net excess tax benefit of $643	1,217,272	11,824				11,824
Shares purchased through ESPP	161,026	1,794				1,794
Stock-based compensation expense, net of forfeitures		14,484				14,484
Compensation expense for non-employee stock options		118				118
Issuance of restricted stock	140,197	—				—

Balance as of December 31, 2009	35,165,316	$175,518	$—	$37,085	$354	$212,957

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$19,674	$24,226	$11,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,573	5,725	4,184
Loss on disposal of property and equipment	17	5	127
Amortization and realized gain (loss) on debt instruments	380	(36)	—
Deferred income tax assets	(84)	710	1,694
Credit loss on auction-rate securities	70	—	—
Tax benefit from stock option transactions	2,288	2,110	3,646
Excess tax benefit from stock option transactions	(643)	(765)	(2,684)
Stock-based compensation	14,611	13,158	11,228
Changes in operating assets and liabilities:
Accounts receivable	(6,406)	(876)	917
Inventories	(737)	(1,356)	(10,747)
Prepaid expenses and other assets	(101)	2,242	(3,671)
Accounts payable	2,699	(1,382)	208
Accrued and long-term liabilities	(5,633)	(1,816)	4,292
Accrued income taxes payable and noncurrent tax liabilities	(1,492)	(1,897)	1,926
Accrued compensation and related benefits	548	(458)	3,425

Net cash provided by operating activities	31,764	39,590	26,125

Cash flows from investing activities:
Property and equipment purchases	(9,954)	(5,233)	(6,653)
Purchase of intangible assets	(310)	—	—
Proceeds from sale of property and equipment	—	—	58
Purchase of short-term investments	(159,917)	(36,608)	(58,776)
Purchase of long-term investments	—	(28,050)	—
Proceeds from sale of short-term investments	80,586	30,985	58,774
Proceeds from sale of long-term investments	100	725	—
Changes in restricted assets	7,367	8,566	(7,350)

Net cash used in investing activities	(82,128)	(29,615)	(13,947)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,181	12,715	15,649
Proceeds from employee stock purchase plan	1,794	1,778	1,645
Repurchase of common stock	—	(25,043)	—
Excess tax benefits from stock option transactions	643	765	2,684

Net cash provided by (used in) financing activities	13,618	(9,785)	19,978

Effect of change in exchange rates	197	(38)	142

Net increase (decrease) in cash and cash equivalents	(36,549)	152	32,298
Cash and cash equivalents, beginning of period	83,266	83,114	50,816

Cash and cash equivalents, end of period	$46,717	$83,266	$83,114

Supplemental disclosures of non-cash investing and financing activities:
Cash paid (refund) for taxes	$321	$(2,482)	$(1,688)

Liability accrued for equipment purchases	$663	$228	$372

Unrealized loss on auction-rate securities	$(340)	$1,400	$—

Other-than-temporary impairment of long-term investments	$70	$(1,250)	$—

Other-than-temporary impairment of short-term investments	$525	$—	$—

Value of auction-rate security put right	$(525)	$1,250	$—

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

The Company has performed a review of subsequent events as of February 12, 2010, which is the date the financial statements were available for issuance.

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

Fair Value of Financial Instruments—The Company adopted the provisions of Financial Accounting Standards Board (“FASB”)—Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements and Disclosures—Overall, effective January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

•	Level 1: Quoted prices in active markets for identical assets;
•	Level 2: Significant other observable inputs; and
•	Level 3: Significant unobservable inputs.

The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure—Overall—Subsequent Measurement—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009. This standard provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures—Overall, when the volume and level of activity for the asset or liability have significantly decreased.

The Company’s financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of the Company’s holdings in auction rate securities is $37.4 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $16.9 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010. These investments are accounted for in accordance with ASC 320-10, Investments—Debt and Equity Securities—Overall. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet. The Company records an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in the Company’s Consolidated Statement of Operations.

The Company adopted the provisions of ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities—Overall—Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment of its available-for-sale securities is temporary or other-than temporary. Other-than-temporary impairment charges exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. In 2009, the Company recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in the Company’s Consolidated Statement of Operations.

The UBS put right is accounted for in accordance with ASC 820-10-35 Fair Value Measurement and Disclosures—Overall—Subsequent Measurement. The Company values the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Refer to Note 2, Fair Value Measurements for further information.

Based on certain assumptions described in Note 2 to our consolidated financial statements of this annual report on Form 10-K, the Company recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

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

Other Assets—Other assets consist primarily of intangible assets for the land use rights in Chengdu, purchased patents and long-term lease deposits.

Restricted Cash—At December 31, 2008, the Company had restricted assets of $7.4 million. In July 2007, the Company placed in escrow $7.4 million as a result of a settlement with Taiwan Sumida Electronics, Inc. (“TSE”) and for which the Company could have been liable if certain conditions were met. In 2009, in connection with the completion of this lawsuit, the Company recorded a provision reversal in the amount of $7.4 million and jointly with TSE, terminated the escrow agreement, for which the deposit of $7.4 million was retrieved (see Note 10). As of December 31, 2009, the Company did not have any restricted assets.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605-10-S25 Revenue Recognition—Overall—Recognition. ASC 605-10-S25 requires that four basic criteria must

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Approximately 80% of the Company’s distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. In the future, if the Company is unable to estimate its stock rotation returns accurately, the Company may not be able to recognize revenue from sales to its distributors based on when it sells inventory to its distributors. Instead, the Company may have to recognize revenue when the distributor sells through such inventory to an end-customer.

The Company generally recognizes revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition—Products—Recognition—Sales of Products When Right of Return Exists):

(1)	The Company’s price is fixed and determinable at the date of sale. The Company does not offer special payment terms, price protection or price adjustments to distributors where the Company recognizes revenue upon shipment

(2)	The Company’s distributors are obligated to pay the Company and this obligation is not contingent on the resale of the Company’s products

(3)	The distributor’s obligation is unchanged in the event of theft or physical destruction or damage to the products

(4)	The Company’s distributors have stand-alone economic substance apart from the Company’s relationship

(5)	The Company does not have any obligations for future performance to directly bring about the resale of the Company’s products by the distributor

(6)	The amount of future returns can be reasonably estimated. The Company has the ability and the information necessary to track inventory sold to and held at its distributors. The Company maintains a history of returns and has the ability to estimate the stock rotation returns on a quarterly basis.

If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributor has sold the Company’s products to an end customer.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 20% of the Company’s distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements. These distributors do not receive any stock rotation rights.

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

In 2006, the Company signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the years ended December 31, 2009 and 2008, the deferred revenue balance from this distributor was $0.9 million and $0.5 million, respectively.

Stock-Based Compensation—The Company adopted the provisions of ASC 718-10-30 Compensation—Stock Compensation—Overall—Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminated the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company currently use the Black-Scholes option-pricing model to estimate the fair value of its share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends.

Research and Development—Costs incurred in research and development are charged to operations as incurred.

Income Taxes—ASC 740-10 Income Taxes—Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, the Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities for its estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

The Company’s calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. The Company’s estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company recognizes liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on its tax returns if it has less than a 50% likelihood of being sustained. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than the Company’s current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements in the period such determination is made. The Company has calculated its uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and the Company’s international tax structure exposure.

As of December 31, 2009 and 2008, the Company had a valuation allowance of $14.6 million and $14.4 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

The Company adopted the provisions of ASC 718-10-30, and as a result, incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Patent Litigation—Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 10).

Comprehensive Income (Loss)—Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
Net income	$19,674	$24,226	$11,580
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	270	(1,400)	—
Credit loss on auction-rate securities	70	—	—
Unrealized gain (loss) on available-for-sale securities	(109)	(1)	46
Foreign currency translation adjustments	187	872	617

Comprehensive income	$20,092	$23,697	$12,243

Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2009 consisted primarily of $1.5 million related to translation gains, offset by $1.1 million

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the impairment of the Company’s holdings in auction-rate securities. Accumulated other comprehensive loss presented in the Consolidated Balance Sheet at December 31, 2008 consisted primarily of an impairment of the Company’s holdings in auction-rate securities in the amount of $1.4 million, offset by $1.3 million related to translation gains.

New Accounting Standards To Be Adopted—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In April 2009, the FASB issued transition guidance Accounting Standards Codification (“ASC”) 820-10-65-4 Fair Value Measurements and Disclosures—Overall—Transition Guidance, the provisions of which have been incorporated in ASC 820-10-50-2 Fair Value Measurements and Disclosures—Overall—Disclosures. ASC 820-10-50-2 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In April 2009, the FASB issued transition guidance ASC 320-10-65-1 Transition Related to FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the provisions of which have been incorporated in ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity Securities—Overall—Disclosure. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC 320-10-35 and ASC 320-10-50 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 and ASC 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC 320-10-S99-1 Investments—Debt and Equity Securities—Overall—SEC Materials—Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities. ASC 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In April 2009, the FASB issued transition guidance ASC 820-10-65-4 Fair Value Measurement and Disclosure—Overall—Transition Related to FASB FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, the provisions of which have been incorporated in ASC

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

820-10-35-51 Fair Value Measurement and Disclosure—Overall—Subsequent Measurement—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35-51 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-35-51 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 2 Fair Value Measurements.

In December 2007, the FASB issued transition guidance ASC 805-10-65-1 Business Combinations—Overall—Transition Related to SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Review Bulletin (“ARB”) No. 51 (SFAS 160), the provisions of which have been incorporated in ASC 805-10 Business Combinations—Overall and ASC 805-20 Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 did not have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company completes after the effective date.

In May 2009, the FASB issued ASC 855, Subsequent Events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1)	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2)	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3)	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required.

In June 2009, the FASB issued transition guidance ASC 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”)—Overall. The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective July 1, 2009, and has incorporated the current codification in this Form 10-K.

2.	Fair Value Measurements

The following is a schedule of the Company’s cash and cash equivalents and short-term and long-term investments as of December 31, 2009 and 2008.

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2009	2008
Cash, Cash Equivalents and Investments
Cash in Banks	$44,717	$68,269
Government Agencies / Treasuries	104,064	8,878
Commercial Paper	—	28,041
Auction-Rate Securities backed by Student-Loan Notes	35,570	36,175
Put Right	725	1,250
Restricted Cash	—	7,360

Total Cash, Cash Equivalents and Investments	$185,076	$149,973

Reported as:
Cash and Cash Equivalents	$46,717	$83,266
Short-term Available-for-Sale Investments	102,064	21,922
Short-term Trading Investments	16,850	—
Long-term Investments	19,445	37,425
Restricted Cash	—	7,360

Total Cash, Cash Equivalents and Investments	$185,076	$149,973

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s investments classified as available-for-sale or trading securities as of December 31, 2009 and 2008 is as follows:

	2009	2008
Less than 1 year	$73,566	$21,922
1 – 5 years	20,053	—
Greater than 5 years	44,740	37,425

	$138,359	$59,347

The Company adopted the provisions of ASC 820-10 Fair Value Measurements and Disclosures—Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure—Overall—Subsequent Measurement—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures—Overall, when the volume and level of activity for the asset or liability have significantly decreased.

The following tables detail the fair value measurements as of December 31, 2009 and 2008 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Government Agencies / Treasuries	$104,064	$104,064	$—	$—
Long-term available-for-sale auction-rate securities	19,445	—	—	19,445
Short-term trading auction-rate securities	16,125	—	—	16,125
Put right	725	—	—	725

	$140,359	$104,064	$—	$36,295

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Commercial Paper	$28,041	$28,041	$—	$—
Government Agencies / Treasuries	8,878	8,878	—	—
Auction-rate securities	36,175	—	—	36,175
Put Right	1,250	—	—	1,250

	$74,344	$36,919	$—	$37,425

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, fixed income available-for-sale securities include securities issued by government agencies and treasuries, $102.1 million of which are classified as short-term investments and $2.0 million which are classified as cash equivalents on the Consolidated Balance Sheet. At December 31, 2009, the Company had $18.0 million invested in money market funds. At December 31, 2009, there was $0.1 million in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.

At December 31, 2008, fixed income available-for-sale securities include securities issued by government agencies and treasuries and commercial paper, $21.9 million of which are classified as short-term investments and the remainder of which is classified as cash and cash equivalents on the Consolidated Balance Sheet. At December 31, 2008, we had $45.0 million invested in money market funds. At December 31, 2008, there was an immaterial amount of unrealized gains and losses from these investments.

The face value of our holdings in auction rate securities is $37.4 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $16.9 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010 (see below). These investments are accounted for in accordance with ASC 320-10, Investments—Debt and Equity Securities—Overall.

The Company adopted the provisions of ASC 320-10-35 Investments—Debt and Equity Securities—Overall—Subsequent Measurement and ASC 320-10-50 Investments—Debt and Equity Securities—Overall—Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment on its available-for-sale securities is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders’ equity and have no impact on net income. Other-than-temporary impairment exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expense) in the Consolidated Statement of Operations.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2008	$—	$—	$—
Transfer into Level 3	11,500	—	11,500
Unrealized loss	(2,650)	—	(2,650)
Purchases, sales and settlements (net)	27,325	—	27,325
Unrealized gain resulting from the valuation of the UBS put right	—	1,250	1,250

Ending balances as of December 31, 2008	$36,175	$1,250	$37,425

Sales and Settlement	(1,400)	—	(1,400)
Unrealized Gain	270	—	270
Gain (loss) from UBS auction rate securities and put right	525	(525)	—

Ending balances at December 31, 2009	$35,570	$725	$36,295

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of December 31, 2009, the Company’s investment portfolio included $35.6 million, net of impairment charges of $1.8 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.7 million in accordance with the fair value measurement provisions of ASC 825-10-25 Financial Instruments—Overall—Recognition. During the year ended December 31, 2009, auction rate securities with a face value of $1.4 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.4 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with $12.1 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Since then, $1.3 million of these auction-rate securities were called at par, leaving $16.9 million in eligible auction-rate securities remaining at UBS. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and allows the Company to borrow up to $16.9 million, if needed. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

Since the Company accepted this put right from UBS in October 2008, the Company classified these as trading securities, and as such, intends to sell these auction-rate securities at par to UBS commencing in June 2010. The cumulative impairment related to these auction-rate securities was $0.7 million and $1.3 million at December 31, 2009 and 2008, respectively. These were recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Consolidated Statement of Operations.

Having accepted UBS’ rights offering and elected the fair value option under ASC 820-10-35, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.7 million and $1.3 million, at December 31, 2009 and 2008, respectively, the effect of which has been recorded by the Company in other income (expense) in the Consolidated Statement of Operations.

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.5 million and $20.6 million as of December 31, 2009 and 2008, respectively, management concluded that as of December 31, 2009 and 2008, the cumulative impairment of $1.1 million and $1.4 million, respectively, was temporary based on the following analysis:

•

The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

•	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;

•

Except for the credit loss of $70,000 recognized during the year ended December 31, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

•

All securities were AAA rated at December 31, 2008. The majority of the securities remain AAA rated, with $9.0 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades in the three months ended December 31, 2009; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. The amount of potential credit loss was limited by the amount of security that is not FFELPS guaranteed. The potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporarily impaired and recorded in other expense in its Consolidated Statement of Operations during the year ended December 31, 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Time-to-Liquidity	18 months	24 months	21 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.6%	2.1%	2.1%	2.4%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	6.8%	5.5% – 8.5%, depending on the credit-rating of the security	5.3% – 10.1%, depending on the credit-rating of the security	4.8% – 9.6%, depending on the credit-rating of the security	5.2% – 10.0%, depending on the credit-rating of the security

The gross accumulated impairment charge was $1.8 million as of December 31, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary. The gross accumulated impairment charge was $2.7 million as of December 31, 2008, of which $1.4 million was recorded as temporary and the remaining $1.3 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Work in progress	$11,082	$10,653
Finished goods	8,534	8,234

Total inventories	$19,616	$18,887

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Computers, software and equipment	$33,716	$27,622
Leasehold improvements	4,894	1,778
Vehicles	657	329
Building	459	—
Furniture and fixtures	355	355

Total	40,081	30,084
Less accumulated depreciation and amortization	(22,113)	(15,921)

Property and equipment, net	$17,968	$14,163

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $6.6 million, $5.7 million and $4.2 million, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Legal expenses and settlement costs	$2,940	$8,791
Deferred revenue and customer prepayments	2,109	841
Warranty (see Note 9)	294	764
Professional fees	24	66
Other	2,314	2,898

Total accrued liabilities	$7,681	$13,360

6.	Stockholders’ Equity

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2009, 2008 and 2007, as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Non-Employee	$118	$42	$98
ESPP	671	676	600
Restricted Stock	3,353	3,054	1,844
Stock Options	10,469	9,386	8,686

TOTAL	$14,611	$13,158	$11,228

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Available for Grant as of December 31, 2008	813,601
2009 Additions to Plan	1,682,341
2009 Grants	(760,200)
2009 Cancellations	288,201

Available for Grant as of December 31, 2009	2,023,943

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans at December 31, 2009, 2008 and 2007 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006 (4,576,160 options exercisable at a weighted-average exercise price of $4.82 per share)	9,078,195	$7.77	7.21	$37,698,914

Options granted (weighted-average fair value of $7.21 per share)	1,537,400	17.02
Options exercised	(2,902,927)	5.39
Options forfeited and expired	(269,862)	10.82

Outstanding at December 31, 2007 (3,722,936 options exercisable at a weighted-average exercise price of $6.94 per share)	7,442,806	$10.50	6.64	$81,762,963

Options granted (weighted-average fair value of $6.08 per share)	2,566,290	17.10
Options exercised	(1,417,585)	8.97
Options forfeited and expired	(394,874)	14.72

Outstanding at December 31, 2008 (3,766,630 options exercisable at a weighted-average exercise price of $8.26 per share)	8,196,637	$12.62	5.91	$20,193,958

Options granted (weighted-average fair value of $8.42 per share)	706,000	$17.52
Options exercised	(1,217,272)	$9.19
Options forfeited and expired	(274,451)	$17.27

Outstanding at December 31, 2009	7,410,914	$13.48	5.04	$77,918,848

Options exercisable at December 31, 2009 and expected to become exercisable	6,924,450	$13.26	5.01	$74,364,311

Options vested and exercisable at December 31, 2009	4,112,763	$10.93	4.62	$53,685,560

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information as of December 31, 2009 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding as if 12/31/2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2009	Weighted Average Exercise Price
$0.08 – $5.00	1,051,721	3.43	$3.00	1,051,721	$3.00
$7.50 – $9.32	803,276	5.24	$8.22	789,501	$8.21
$9.34 – $11.85	742,787	4.41	$10.82	615,021	$10.73
$11.98 – $13.01	808,484	5.60	$12.89	176,907	$12.70
$13.11 – $15.64	937,390	5.33	$14.90	284,674	$14.63
$15.74 – $16.00	1,139,236	5.51	$15.85	334,318	$15.99
$16.23 – $18.77	805,073	5.01	$18.02	525,452	$18.03
$18.91 – $23.05	744,447	5.65	$21.48	230,432	$21.43
$23.07 – $25.14	302,500	5.84	$23.87	76,237	$23.97
$25.84	76,000	5.46	$25.84	28,500	$25.84

	7,410,914			4,112,763

The total fair value of options that vested was $10.5 million, $9.4 million and $8.7 million, respectively, for the years ended December 31, 2009, 2008 and 2007. Total intrinsic value of options exercised was $15.0 million, $20.5 million and $36.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007. Net cash proceeds from the exercise of stock options were $11.2 million for the year ended December 31, 2009. At December 31, 2009, unamortized compensation expense related to unvested options was approximately $15.2 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 2.4 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation—Stock Compensation—Overall—Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair value of the awards granted during the respective periods:

	Year ended December 31,
	2009	2008	2007
Expected term (years)	4.1	4.1	4.4
Expected volatility	60.7%	40.1%	44.9%
Risk-free interest rate	1.8%	2.6%	4.6%
Dividend yield	—	—	—

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 4-year period. A summary of our restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2006	301,486	$10.54	1.32

Awards granted	—	—
Awards released	(98,086)	10.12
Awards forfeited	(27,861)	9.99

Outstanding at December 31, 2007	175,539	$10.86	1.31

Awards granted	—	—
Awards released	(88,576)	10.53
Awards forfeited	(16,586)	9.62

Outstanding at December 31, 2008	70,377	$11.55	0.48

Awards granted	—	—
Awards released	(57,577)	11.29
Awards forfeited	(6,250)	8.64

Outstanding at December 31, 2009	6,550	$16.62	0.14

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2006	60,000	$11.85	1.82

Awards granted	152,500	16.75
Awards released	(30,000)	11.85
Awards forfeited	—	—

Outstanding at December 31, 2007	182,500	$15.37	1.91

Awards granted	311,627	18.48
Awards released	(96,125)	15.39
Awards forfeited	(8,359)	15.98

Outstanding at December 31, 2008	389,643	$18.11	2.72

Awards granted	54,200	20.93
Awards released	(146,447)	18.11
Awards forfeited	(7,500)	16.66

Outstanding at December 31, 2009	289,896	$18.67	2.22

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock awards and units that vested was $2.7 million, $3.0 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2009, 2008 and 2007 was $3.8 million, $3.4 million and $2.2 million, respectively. The total intrinsic value of restricted awards and units outstanding at December 31, 2009, 2008 and 2007 were $7.1 million, $5.8 million and $7.7 million, respectively. At December 31, 2009, unamortized compensation expense related to unvested restricted stock awards and units was approximately $3.5 million with a weighted average remaining recognition period of 2.2 years.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2009, 2008 and 2007, 161,026 shares, 125,207 shares and 180,148 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2009:

Available Shares as of December 31, 2008	2,041,102
2009 Additions to Plan	672,936
2009 Purchases	(161,026)

Available Shares as of December 31, 2009	2,553,012

The Purchase Plan is considered compensatory under ASC 718-50-25-2 Compensation—Stock Compensation—Employee Share Purchase Plans—Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation—Stock Compensation—Employee Share Purchase Plans—Initial Measurements—Look-Back Plans. The intrinsic value for stock purchased was $1.0 million, $0.8 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unamortized expense as of December 31, 2009 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2009, 2008 and 2007, the following assumptions were used in the valuation of the stock purchase rights:

	Year ended December 31,
	2009	2008	2007
Expected term (years)	0.5	0.5	0.5
Expected volatility	79.8%	48.3%	45.2%
Risk-free interest rate	0.4%	2.0%	5.1%
Dividend yield	—	—	—

Cash proceeds from employee stock purchases for the year ended December 31, 2009 and 2008 was $1.8 million, respectively.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2009, 2008 and 2007, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Year ended December 31,
	2009	2008	2007
Stock Options	2,897,202	3,241,066	2,392,236

8.	Income Taxes

The components of income before income taxes for the years ended December 31, 2009, 2008 and 2007 are (in thousands):

	2009	2008	2007
United States	$6,303	$5,540	$(13,589)
International	13,845	19,902	27,861

Consolidated	$20,148	$25,442	$14,272

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries totaling $56.0 million because such earnings are intended to be permanently reinvested.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$344	$(643)	$431
State	70	67	1
Foreign	147	1,082	271
Deferred:
Federal	315	(1,245)	(3,551)
State	(688)	(490)	(1,701)
Foreign	(85)	(47)	(71)
Valuation allowance	371	2,492	7,312

Income tax provision	$474	$1,216	$2,692

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2009	2008	2007
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.1	0.6	5.8
Research and development credits	(0.9)	(2.7)	(15.2)
Stock compensation	8.6	6.3	12.0
Foreign income taxed at lower rates	(33.3)	(35.7)	(76.3)
Subpart F / Inventory transfer	—	0.3	1.2
Decrease of prior year FIN 48 liabilities	—	(4.4)	—
Change in valuation allowance on federal timing differences	(6.0)	5.2	52.0
Litigation reserves & Other	(0.1)	1.2	5.3

Effective tax rate	2.4%	4.8%	18.8%

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Research tax credits	$5,982	$4,189
Stock compensation	6,249	5,095
Other costs not currently deductible	1,592	4,636
Depreciation and amortization	969	530

Total deferred tax assets	14,792	14,450
Valuation allowance	(14,614)	(14,356)

Net deferred tax assets	178	94

Deferred tax liabilities:
Depreciation and amortization	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets	$178	$94

As of December 31, 2009, the federal and state net operating loss carryforwards for income tax purposes were approximately $11.0 million and $28.4 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the State net operating losses will expire in 2017. $11.0 million of the federal net operating loss and $25.0 million of the state operating loss are related to excess tax benefit as a result of stock option exercises, and therefore will be recorded in additional paid-in-capital in the period that they become realized.

As of December 31, 2009, the Company had research tax credit carryforwards of $8.0 million for federal income tax purposes, which will begin to expire in 2021 and $6.9 million for state income tax purposes, which can be carried forward indefinitely. $2.0 million of the federal research tax credit and $0.2 million of the state research tax credit carryovers are related to excess tax benefit as a result of stock option exercises, and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 740-10 Income Taxes—Overall sets forth the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At December 31, 2008, the Company had $8.6 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized. At December 31, 2009, the Company had $9.0 million of unrecognized tax benefits, $4.9 million of which would affect its effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$5,297
Gross increase for tax positions of prior years	113
Gross increases for tax positions of current year	2,500

Balance at December 31, 2007	$7,910
Gross increases for tax positions of prior year	96
Gross increases for tax position of current year	1,794
Reductions for prior year tax positions	(1,245)
Reduction due to statutes expiring	(2)

Balance at December 31, 2008	$8,553
Gross increases for tax positions of prior year	—
Gross increases for tax position of current year	1,080
Reductions for prior year tax positions	—
Settlement	(615)
Reduction due to statutes expiring	(12)

Balance at December 31, 2009	$9,006

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. At December 31, 2007, 2008 and 2009, the Company has approximately $0.3 million, $0.4 million and $0.5 million respectively, of accrued interest related to uncertain tax positions.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Commitments and Contingencies

The following table summarizes the Company’s commitments as of December 31, 2009 (in thousands).

	Payments by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Operating leases	$8,278	$1,432	$1,213	$1,080	$1,124	$1,168	$2,261
Outstanding purchase commitments	$13,214	$13,214	$—	$—	$—	$—	$—

	$21,492	$14,646	$1,213	$1,080	$1,124	$1,168	$2,261

Lease Obligations

In December 2006, the Company relocated its corporate headquarters from Los Gatos, California to San Jose, California and wrote off the fair value of the Los Gatos lease in the amount of $1.3 million, of which $0.1 million was recorded in cost of revenue and $1.2 million was recorded in operating expenses. In May 2007, the Company entered into a sublease agreement to rent a portion of its Los Gatos property for a period of 21 months commencing on June 1, 2007 during which the Company is to receive gross payments of $0.7 million. As the amount the Company expects to receive was greater than the amount the Company originally estimated, the Company reduced the estimate of its remaining liability by $0.5 million in the second quarter of 2007. The Company leases its headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China, which will expire in March 2011 and with an option to purchase the facility at the end of the lease term as discussed in the next section. The Company also leases its sales offices in Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $1.1 million and $0.4 million (net of $0.5 million of benefit discussed above), respectively.

Chengdu, China Commitment

In September 2004, the Company signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of its ICs. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $2.0 million, which option becomes exercisable in March 2011. The Company will likely enter into a purchase agreement for this facility at the end of the lease term.

The Company is currently in the process of constructing a 140,000 square foot research and development facility in Chengdu, China which will be operational in mid-2010 and for which the Company has outstanding purchase commitments, which are included in Outstanding Purchases Commitments in the table above.

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

The changes in warranty reserves during 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$764	$1,025	$1,038
Warranty costs	(137)	(109)	(243)
Reserve adjustments and unused warranty provision	(728)	(724)	—
Warranty provision for product sales	395	572	230

Balance at end of year	$294	$764	$1,025

The Company provides indemnification agreements to a supplier and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. Such costs were $0.5 million for the years ended December 31, 2007 and $1.0 million for the year ended December 31, 2009. There were no indemnification costs in 2008. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

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

O2Micro

The Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). Currently there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). One proceeding is pending in the International Trade Commission. The other is pending in the United States District Court for the Northern District of California. O2 Micro alleges that certain of the Company’s CCFL backlight inverter products infringe its patents. The

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company alleges that it does not infringe and the patent is invalid. The ITC Investigation was held on October 19, 2009. Trial in the Northern District of California case is scheduled for August 2, 2010. The Company is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

Taiwan Sumida Electronics

During the quarter ended September 30, 2009, the Company completed the litigation process with respect to a lawsuit related to Taiwan Sumida Electronics (“TSE”), a customer. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved a deposit of $7.4 million. The escrow termination resulted in recording a reversal of a litigation provision of approximately $7.4 million during the quarter ended September 30, 2009. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision in the quarter ended September 30, 2009 is reflected in the Patent Litigation Provision Reversal, net item in the Consolidated Statement of Operations.

Linear Technology Corporation

On July 1, 2008, the United States District Court for the District of Delaware held as a matter of law that the Company did not breach its October 1, 2005 Settlement and License Agreement with Linear Technology Corporation (“Linear”). Based upon that ruling, the Company anticipates filing a motion to seek recovery of its attorney fees when the final judgment is entered. The court has not issued its final judgment concerning the patent validity and enforceability issues.

11.	Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2009, 2008 and 2007.

12.	Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net at the end of 2009 and 2008 or with sales that accounted for 10% or more of the Company’s revenue for each respective year:

	Revenue			Accounts Receivable, Net
Customers	Year ended December 31,			as of December 31,
	2009	2008	2007	2009	2008
A	13%	20%	18%	*	14%
B	10%	10%	15%	*	*
C	10%	*	*	*	16%
D	*	*	*	15%	*

*	Represents less than 10% of accounts receivable, net or revenue

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting—Overall—Implementation Guidance and Illustrations, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and communications markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of, individual product families.

The Company derived a substantial majority of its revenue from sales to customers located outside North America during 2009, 2008 and 2007, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
Country	2009	2008	2007
China	$66,694	$72,402	$66,582
Korea	32,028	25,747	15,917
Taiwan	21,719	21,978	18,698
Europe	19,251	12,918	9,229
Japan	11,972	15,583	12,312
USA	6,106	4,330	3,612
Other	7,238	7,553	7,654

Total	$165,008	$160,511	$134,004

The following is a summary of net revenue by product type for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009		2008		2007
Product Family	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
DC to DC Converters	$123,581	74.9%	$115,373	71.9%	$86,701	64.7%
LCD Backlight Inverters	27,836	16.9%	32,308	20.1%	35,713	26.7%
Audio Amplifiers	13,591	8.2%	12,830	8.0%	11,590	8.6%

Total	$165,008	100.0%	$160,511	100.0%	$134,004	100.0%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
China	$15,440	$10,470
United States	2,484	3,646
Taiwan	75	103
Japan	75	31
Other	34	41

TOTAL	$18,108	$14,291

14.	Valuation and Qualifying Accounts

The Company had the following activity in its accounts receivable allowances (in thousands):

Accounts Receivable Allowances
Balance, December 31, 2006	$227

Balance, December 31, 2007	227

Deductions	(227)
Balance, December 31, 2008	—

Charged to expenses	8
Deductions	(8)

Balance, December 31, 2009	$—

15.	Stock Repurchase Program

On February 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $25.0 million of its common stock through the end of 2008. As of December 31, 2008, the following shares had been repurchased through the open market and subsequently retired:

2008 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	27,500	$16.88	$464
March	527,332	$17.12	$9,028
April	201,863	$20.03	$4,043
May	100	$21.98	$2
June	18,000	$21.66	$390
July	14,155	$21.86	$309
August	100	$22.03	$2
September	307,355	$18.82	$5,784
October	333,700	$15.05	$5,021

Total Shares Repurchased	1,430,105		$25,043

There were no shares repurchased in 2009.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$29,322	$41,173	$47,966	$46,547
Cost of revenue*	12,431	16,823	18,868	19,208

Gross profit	16,891	24,350	29,098	27,339

Operating expenses:
Research and development*	8,117	9,732	10,080	10,366
Selling, general and administrative*	7,808	9,321	9,438	10,185
Litigation expense	2,046	2,233	2,811	2,367
Litigation provision reversal, net	—	—	(6,356)	—

Total operating expenses	17,971	21,286	15,973	22,918

Income (loss) from operations	(1,080)	3,064	13,125	4,421
Other income (expense):
Interest and other income	385	281	161	220
Interest and other expense	(94)	(185)	(76)	(74)

Total other income, net	291	96	85	146

Income (loss) before income taxes	(789)	3,160	13,210	4,567
Income tax provision (benefit)	(61)	(26)	648	(87)

Net income (loss)	$(728)	$3,186	$12,562	$4,654

Basic net income (loss) per share	$(0.02)	$0.09	$0.36	$0.13

Diluted net income (loss) per share	$(0.02)	$0.09	$0.34	$0.12

Weighted average common shares outstanding	33,696	34,070	34,552	34,987
Stock options and restricted stock	—	2,319	2,695	2,418

Diluted weighted-average common equivalent shares outstanding	33,696	36,389	37,247	37,405

* Stock-based compensation has been included in the following line items:
Cost of revenue	$81	$67	$69	$29
Research and development	1,560	1,687	1,409	1,752
Selling, general and administrative	1,772	2,098	1,688	2,399

Total	$3,413	$3,852	$3,166	$4,180

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Revenue	$35,409	$41,502	$48,891	$34,709
Cost of revenue*	13,044	15,375	18,201	14,564

Gross profit	22,365	26,127	30,690	20,145

Operating expenses:
Research and development*	7,572	8,602	9,420	9,256
Selling, general and administrative*	8,728	8,912	9,560	8,056
Provision for litigation expense	736	4,294	1,090	594

Total operating expenses	17,036	21,808	20,070	17,906

Income from operations	5,329	4,319	10,620	2,239
Other income (expense):
Interest and other income	1,434	810	684	659
Interest and other expense	(6)	(112)	(389)	(145)

Total other income, net	1,428	698	295	514

Income before income taxes	6,757	5,017	10,915	2,753
Income tax provision (benefit)	822	417	458	(481)

Net income	$5,935	$4,600	$10,457	$3,234

Basic net income per share	$0.18	$0.14	$0.31	$0.10

Diluted net income per share	$0.17	$0.13	$0.29	$0.09

Weighted average common shares outstanding	33,340	33,229	33,869	33,587
Stock options and restricted stock	2,551	3,003	2,733	1,599

Diluted weighted-average common equivalent shares outstanding	35,891	36,232	36,602	35,186

* Stock-based compensation has been included in the following line items:
Cost of revenue	$45	$128	$76	$95
Research and development	1,207	1,396	1,471	1,747
Selling, general and administrative	1,535	1,819	1,787	1,852

Total	$2,787	$3,343	$3,334	$3,694

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2009 and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 10, 2010, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1+(3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+(4)	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.

10.3+(5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+(6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5†(7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6(8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+ (9)	Employment Agreement with Michael Hsing and Amendment thereof.

10.8+(10)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.9+(11)	Employment Agreement with Jim Moyer.

10.10+(12)	Employment Agreement with Deming Xiao and Amendment thereof.

10.11+(13)	Employment Agreement with Paul Ueunten and Amendment thereof.

10.12(14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13(15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

Exhibit Number	Description
10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†(18)	Settlement Agreement with Linear Technology Corporation.

10.17+(19)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof

10.18(20)	Settlement Agreement with Microsemi Corporation.

10.19(21)	Settlement Agreement with Micrel Corporation.

10.20+(22)	Employment Agreement with Adriana Chiocchi and Amendment thereof.

10.21+(23)	Form of Performance Unit Agreement.

10.22(24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+(25)	Letter Agreement with Victor Lee.

10.24(26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.25+(27)	Letter Agreement with Douglas McBurnie.

10.26+(28)	Letter Agreement with Karen A. Smith Bogart.

10.27(29)	Settlement Agreement with Taiwan Sumida Electronics.

10.28+(30)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.29(32)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008

10.30(33)	Form of Restricted Stock Award Agreement

10.31+	Termination Agreement between the Company and Adriana Chiocchi, dated December 15, 2009

10.32+(35)	Letter Agreement with Jeff Zhou

14.1(31)	Code of Ethics.

21.1(34)	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004 and to exhibits 9.01(c)(1) and (2) to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004.
(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(10)	Incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(12)	Incorporated by reference to Exhibit 10.10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(13)	Incorporated by reference to Exhibit 10.11 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.6 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(14)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.

(15)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(16)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-117327), declared effective by the Securities and Exchange Commission on November 18, 2004.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on March 13, 2006.
(19)	Incorporated by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(20)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2006.
(21)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
(22)	Incorporated by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.
(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(30)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.
(31)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(32)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.
(33)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(34)	Incorporated by reference to Exhibit 21.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: February 12, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING Michael R. Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

/s/ KAREN A. SMITH BOGART Karen A. Smith Bogart	Director

/s/ HERBERT CHANG Herbert Chang	Director

/s/ VICTOR K. LEE Victor K. Lee	Director

/s/ DOUGLAS MCBURNIE Douglas McBurnie	Director

/s/ JAMES C. MOYER James C. Moyer	Director

/s/ UMESH PADVAL Umesh Padval	Director

/s/ JEFF ZHOU Jeff Zhou	Director