Form 10-Q
period 2010-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2010-04-29
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 36,012,255 shares of the registrant’s common stock issued and outstanding as of April 20, 2010.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$48,865	$46,717
Short-term investments	126,724	118,914
Accounts receivable, net of allowances of $0 in both 2010 and 2009	24,541	15,521
Inventories	14,550	19,616
Deferred income tax assets, net - current	5	5
Prepaid expenses and other current assets	2,491	2,726

Total current assets	217,176	203,499

Property and equipment, net	21,696	17,968
Long-term investments	19,555	19,445
Deferred income tax assets, net - long-term	175	175
Other assets	713	734

Total assets	$259,315	$241,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,681	$7,787
Accrued compensation and related benefits	6,481	8,454
Accrued liabilities	7,293	7,681

Total current liabilities	25,455	23,922

Non-current income tax liability	4,915	4,915
Other long-term liabilities	58	27

Total liabilities	30,428	28,864

Stockholders’ equity:
Common stock, $0.001 par value, $36 and $35 in 2010 and 2009, respectively; shares authorized: 150,000,000; shares issued and outstanding: 35,755,150 and 35,165,316 in 2010 and 2009, respectively	184,860	175,518
Retained earnings	43,440	37,085
Accumulated other comprehensive income	587	354

Total stockholders’ equity	228,887	212,957

Total liabilities and stockholders’ equity	$259,315	$241,821

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$50,250	$29,322
Cost of revenue	20,954	12,431

Gross profit	29,296	16,891

Operating expenses:
Research and development	11,040	8,117
Selling, general and administrative	10,393	7,808
Litigation expense	1,567	2,046

Total operating expenses	23,000	17,971

Income (loss) from operations	6,296	(1,080)
Other income (expense):
Interest and other income	347	385
Interest and other expense	—	(94)

Total other income, net	347	291

Income (loss) before income taxes	6,643	(789)
Income tax provision (benefit)	287	(61)

Net income (loss)	$6,356	$(728)

Basic net income (loss) per share	$0.18	$(0.02)

Diluted net income (loss) per share	$0.17	$(0.02)

Weighted average common shares outstanding	35,421	33,696
Stock options	2,362	—

Diluted weighted-average common equivalent shares outstanding	37,783	33,696

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,356	$(728)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,723	1,537
Amortization and realized gain (loss) on debt instruments	127	30
Tax benefit from stock option transactions	567	231
Excess tax benefit from stock option transactions	(215)	(9)
Stock-based compensation	4,024	3,413
Changes in operating assets and liabilities:
Accounts receivable	(9,019)	(4,252)
Inventories	5,066	326
Prepaid expenses and other assets	238	(165)
Accounts payable	2,032	3,198
Accrued and long-term liabilities	(357)	1,038
Accrued income taxes payable and noncurrent tax liabilities	(353)	(201)
Accrued compensation and related benefits	(1,956)	(3,998)

Net cash provided by operating activities	8,233	420

Cash flows from investing activities:
Property and equipment purchases	(3,570)	(859)
Purchase of short-term investments	(46,037)	(28,015)
Proceeds from sale of short-term investments	38,148	11,834
Proceeds from sale of long-term investments	75	—

Net cash used in investing activities	(11,384)	(17,030)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,047	587
Proceeds from employee stock purchase plan	1,054	930
Excess tax benefits from stock option transactions	215	9

Net cash provided by financing activities	5,316	1,526

Effect of change in exchange rates	(17)	(88)

Net increase (decrease) in cash and cash equivalents	2,148	(15,172)
Cash and cash equivalents, beginning of period	46,717	83,266

Cash and cash equivalents, end of period	$48,865	$68,094

Supplemental disclosures for cash flow information:

Cash paid for taxes	$159	$45

Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$2,526	$492

Temporary impairment of auction-rate securities	$(185)	$35

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on February 12, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

In January 2010, the FASB issued ASU No. 2010-06, “Disclosures About Fair Value Measurements”, which amend ASC No. 820, “Fair Value Measurements” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009. The Company has adopted this standard effective January 1,2010 and has and will make the appropriate disclosures, as required.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three months ended March 31, 2010 and 2009, as follows (in thousands):

	Three months ended March 31,
	2010	2009
Non-Employee	$1	$14
ESPP	227	137
Restricted Stock	1,610	739
Stock Options	2,186	2,523

TOTAL	$4,024	$3,413

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

MONOLITHIC POWER SYSTEMS, INC.

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

Available for Grant as of December 31, 2009	2,023,943
2010 Additions to Plan	1,758,265
2010 Grants	(876,340)
2010 Cancellations	144,142

Available for Grant as of March 31, 2010	3,050,010

A summary of the status of the Company’s stock option plans at March 31, 2010 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,410,914	$13.48	5.04	$77,918,848

Options granted (weighted-average fair value of $9.24 per share)	207,000	$20.40
Options exercised	(482,023)	$8.40
Options forfeited and expired	(143,142)	$17.97

Outstanding at March 31, 2010	6,992,749	$13.95	4.92	$59,172,134

Options exercisable at March 31, 2010 and expected to become exercisable	6,574,336	$13.75	4.90	$56,885,311

Options vested and exercisable at March 31, 2010	4,191,802	$11.78	4.57	$44,424,952

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during the three months ended March 31, 2010 and 2009 was $2.2 million and $2.5 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $6.3 million and $0.7 million, respectively. Net cash proceeds from the exercise of stock options were $4.0 million for the three months ended March 31, 2010 and $0.6 million for the three months ended March 31, 2009. At March 31, 2010, unamortized compensation expense related to unvested options was approximately $14.6 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.3 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation - Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Expected term (years)	4.1	4.1
Expected volatility	56.3%	60.7%
Risk-free interest rate	1.9%	1.5%
Dividend yield	—	—

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as it does not issue dividends. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001 per share. The repurchase right expires over a 48 month period as the restricted stock award vests. A summary of the Company’s restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	6,550	$16.62	0.14

Awards released	(6,250)	16.54

Outstanding at March 31, 2010	300	$18.27	0.08

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company also grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	289,896	$18.67	2.22

Awards granted	669,340	20.53
Awards released	(50,571)	15.22
Awards forfeited	(1,000)	21.25

Outstanding at March 31, 2010	907,665	$20.23	3.23

The total fair value of restricted stock awards and units that vested was $1.0 million for the three months ended March 31, 2010 and $0.7 million for the three months ended March 31, 2009, respectively. The intrinsic value related to restricted stock awards and units released for each of the three months ended March 31, 2010 and 2009 was $1.2 million. The intrinsic value related to restricted stock awards and units outstanding at March 31, 2010 and 2009 was $20.2 million and $5.8 million, respectively. At March 31, 2010, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $13.9 million with a weighted average remaining recognition period of 3.2 years.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended March 31, 2010 and 2009, 57,240 shares and 83,426 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2010:

Available Shares as of December 31, 2009	2,553,012
2010 Additions to Plan	703,306
2010 Purchases	(57,240)

Available Shares as of March 31, 2010	3,199,078

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation—Stock Compensation—Employee Share Purchase Plans—Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation—Stock Compensation—Employee Share Purchase Plans—Initial Measurement—Look-Back Plans. The intrinsic value for stock purchased was $0.2 million for each of the three months ended March 31, 2010 and 2009. The unamortized expense as of March 31, 2010 was $0.3 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three months ended March 31, 2010 and 2009, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31,
	2010	2009
Expected term (years)	0.5	0.5
Expected volatility	41.3%	88.7%
Risk-free interest rate	0.2%	0.5%
Dividend yield	—	—

Cash proceeds from employee stock purchases for the three months ended March 31, 2010 and 2009 was $1.1 million and $0.9 million, respectively.

3. Inventories — Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Work in progress	$7,807	$11,082
Finished goods	6,743	8,534

Total inventories	$14,550	$19,616

4. Accrued Liabilities — Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred revenue and customer prepayments	$1,976	$2,109
Legal expenses and settlement costs	1,961	2,940
Stock rotation reserve	806	864
Warranty	389	294
Professional fees	71	24
Other	2,090	1,450

Total accrued liabilities	$7,293	$7,681

A summary of the warranty reserve at March 31, 2010 and changes during the three months then ended is presented in the table below (in thousands):

	Three months ended March 31,
	2010	2009
Balance at beginning of year	$294	$764
Reserve adjustments and unused warranty provision	(26)	(96)
Warranty provision for product sales	121	70

Balance at March 31, 2010	$389	$738

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

5. Net Income (Loss) per Share and Comprehensive Income and Loss — Basic and diluted net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2010 and 2009, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding stock options:

	Three months ended March 31,
	2010	2009
Stock Options	1,506,316	9,380,801
Restricted Stock	—	232,142
ESPP	—	47,323

Total	1,506,316	9,660,266

The following table sets forth the components of other comprehensive income (loss), net of income tax effect (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss)	$6,356	$(728)
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	185	(85)
Unrealized gain (loss) on available-for-sale securities	48	(72)
Foreign currency translation adjustments	1	(26)

Comprehensive income (loss)	$6,590	$(911)

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall — Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial and automotive markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March 31, 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
Customers	2010	2009
A	14%	*
B	11%	13%
C	10%	15%
D	*	10%

(*)	represents less than 10%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2010	2009
China	$22,565	$10,469
Korea	8,511	7,279
Taiwan	5,515	3,230
Europe	5,460	4,346
Japan	2,880	1,841
USA	2,843	1,287
Other	2,476	870

Total	$50,250	$29,322

The following is a summary of revenue by product family (in thousands):

	Three months ended March 31,
Product Family	2010	2009
DC to DC Converters	$40,301	$21,152
Lighting Control Products	7,434	4,686
Audio Amplifiers	2,515	3,484

Total	$50,250	$29,322

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31, 2010	December 31, 2009
China	$18,865	$15,440
United States	2,762	2,484
Japan	86	75
Taiwan	77	75
Other	45	34

TOTAL	$21,835	$18,108

7. Litigation

O2Micro

The Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). Currently there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). On April 20, 2010, the Administrative Law Judge (ALJ) overseeing the U.S. International Trade Commission issued an initial determination (ID) finding that none of MPS’s products accused by O2 Micro infringes the ‘382 patent. The ALJ’s ID can be reviewed by the full Commission. The Commission’s final determination is expected to be issued by August 20, 2010.

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California. On October 1, 2008, MPS brought an action in the Northern District Court seeking a declaratory judgment that none of its products infringed the ‘382 patent, among others and the patent is invalid. O2 Micro brought a counterclaim alleging that MPS’s products infringed the ‘382 patent, among others. O2 Micro then withdrew its infringement claims as to the other patents except the ‘382 patent. The Northern District Court action is scheduled for trial on July 12, 2010. O2 Micro seeks damages and an injunction in connection with that action. MPS is not able to reasonably estimate the probability of loss or the range of possible loss in this case.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

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

8. Fair Value Measurements

The Company adopted the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased. Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.

The following table details the fair value measurements as of March 31, 2010 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Government Agencies/Treasuries	$112,024	$112,024	$—	$—
Long-term available-for-sale auction-rate securities	19,555	—	—	19,555
Short-term trading auction-rate securities	16,135	—	—	16,135
Put right	565	—	—	565

	$148,279	$112,024	$—	$36,255

At March 31, 2010, the Company had $112.0 million in US government agencies and treasuries, $110.0 million of which are classified as short-term investments and $2.0 million are classified as cash equivalents on the Condensed Consolidated Balance Sheet. At March 31, 2010, there was $22,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.

At March 31, 2010, the Company had $14.6 million invested in money market funds.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The face value of the Company’s holdings in auction rate securities is $37.2 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $16.7 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010 (see below). These investments are accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall.

The Company adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall – Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment on its available-for-sale securities is temporary or other-than-temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders’ equity and have no impact on net income. Other-than-temporary impairment exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Ending balances at December 31, 2009	$35,570	$725	$36,295

Sales and Settlement	(225)	—	(225)
Unrealized Gain	185	—	185
Gain (loss) from UBS auction rate securities and put right	160	(160)	—

Ending balances at March 31, 2010	$35,690	$565	$36,255

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of March 31, 2010, the Company’s investment portfolio included $35.7 million, net of impairment charges of $1.5 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.6 million in accordance with the fair value measurement provisions of ASC 825-10-25 Financial Instruments – Overall — Recognition. During the three months ended March 31, 2010, auction rate securities with a face value of $0.2 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.2 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with $11.9 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Since then, $1.5 million of these auction-rate securities were called at par, leaving $16.7 million in eligible auction-rate securities remaining at UBS. The offer gives the Company the right but not the obligation to sell these securities at par to UBS and allows the Company to borrow up to $16.7 million, if needed. In accepting the offer, the Company also entered into a release of claims in favor of UBS.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Since the Company accepted this put right from UBS in October 2008, the Company classified these as trading securities, and as such, intends to sell these auction-rate securities at par to UBS commencing in June 2010, for which the proceeds from the sale will be received in July 2010. The cumulative impairment related to these auction-rate securities was $0.6 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively. The change in the impairment was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering and elected the fair value option under ASC 820-10-35, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.6 million and $0.7 million, at March 31, 2010 and December 31, 2009, respectively. The change in the value of the put right has been recorded by the Company in other income (expense) in the Condensed Consolidated Statement of Operations.

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.5 million and $20.5 million as of March 31, 2010 and December 31, 2009, respectively, management concluded that as of March 31, 2010 and December 31, 2009, the cumulative impairment of $0.9 million and $1.1 million, respectively, was temporary based on the following analysis:

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

•

The majority of the securities remain AAA rated, with $8.9 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades in the three months ended March 31, 2010; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of March 31, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporarily impaired and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2010 and December 31, 2009, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010
Time-to-Liquidity	24months	24months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.4%	2.4%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.2% -10.0%, depending on the credit-rating of the security	4.6% -9.4%, depending on the credit-rating of the security

The gross accumulated impairment charge was $1.5 million as of March 31, 2010, of which $0.9 million was recorded as temporary and the remaining $0.6 million was recorded as other-than-temporary. The gross accumulated impairment charge was $1.8 million as of December 31, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax provision for the three months ended March 31, 2010 was $0.3 million or 4.3% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates. The income tax provision for the three months ended March 31, 2009 was $0.1 million or 7.7% of our income before income taxes. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates.

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

Generally, it is difficult for us to forecast revenue for the following reasons:

•

Orders in the semiconductor industry can be cancelled or rescheduled without significant penalty to the customer. This is mitigated to a certain extent, as the typical lead times for our orders are fewer than 90 days.

•

We are not able to predict, with certainty, the sales cycle for new products to gain traction in the market. Generally, it takes six to twelve months to achieve revenue, with volume production achieved three to six months after we receive an initial customer order for a new product.

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 83% of our revenue for the quarter ended March 31, 2010 and 80% of our revenue for the quarter ended March 31, 2009 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of March 31, 2010 and December 31, 2009 was $0.3 million and $0.9 million, respectively.

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

As of March 31, 2010 and December 31, 2009, we had a valuation allowance of $14.6 million and $14.6 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Stock-Based Compensation. We have adopted the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Fair Value Instruments. ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

a.	Level 1: Quoted prices in active markets for identical assets;

b.	Level 2: Significant other observable inputs; and

c.	Level 3: Significant unobservable inputs.

ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased.

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value based on quoted market prices. Short-term and long-term investments are stated at their fair market value.

The face value of our holdings in auction rate securities is $37.2 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $16.7 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company intends to exercise its put option to sell these securities to UBS in June of 2010. These investments are accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

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

The UBS put right is accounted for in accordance with ASC 820-10-35 Fair Value Measurement and Disclosures – Overall – Subsequent Measurement. We value the UBS put right at fair value, which is estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. Refer to Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements for further information.

Based on certain assumptions described in Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements and the Liquidity and Capital Resources section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	41.7%	42.4%

Gross profit	58.3%	57.6%
Operating expenses:
Research and development	22.0%	27.7%
Selling, general and administrative	20.7%	26.6%
Litigation expense	3.1%	7.0%

Total operating expenses	45.8%	61.3%

Income (loss) from operations	12.5%	(3.7)%
Other income (expense):
Interest and other income	0.7%	1.3%
Interest and other expense	0.0%	(0.3)%

Total other income, net	0.7%	1.0%

Income (loss) before income taxes	13.2%	(2.7)%
Income tax provision (benefit)	0.6%	(0.2)%

Net income (loss)	12.6%	(2.5)%

Revenue.

	For the three months ended March 31,
	2010	2009	Change
	(in thousands)
Revenue	$50,250	$29,322	71.4%

Revenue for the three months ended March 31, 2010 was $50.3 million, an increase of $20.9 million, or 71.4%, from $29.3 million for the three months ended March 31, 2009. DC to DC product sales increased by 90.5% year over year, primarily because of an increase in the demand for electronic products in the consumer and communications markets. Sales of our lighting control products also increased by 58.6% as a result of greater demand for our WLED solution for consumer electronics products. This was partially offset by a decrease in the year over year sales of our audio products due to a change in product mix.

The following table illustrates changes in our revenue by product family:

	For the three months ended March 31,
	2010		2009		Change
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue

DC to DC Converters	$40,301	80.2%	$21,152	72.1%	90.5%
Lighting Control Products	7,434	14.8%	4,686	16.0%	58.6%
Audio Amplifiers	2,515	5.0%	3,484	11.9%	(27.8)%

	$50,250	100.0%	$29,322	100.0%	71.4%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 58.1% for the three months ended March 31, 2010 and 57.6% for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, gross margin improved year-over-year. The increase in the gross margin was a result of increased capacity utilization and a reduction in reserves, offset by declining average selling prices for some of our products.

Research and Development.

	For the three months ended March 31,
	2010	2009	Change
	(in thousands)
Revenue	$50,250	$29,322	71.4%
Research and development (“R&D”) (including stock-based compensation of $1,735 and $1,560 for the three months ended March 31, 2010 and 2009, respectively)	11,040	8,117	36.0%

R&D as a percentage of revenue	22.0%	27.7%

R&D expenses were $11.0 million, or 22.0% of revenue, for the three months ended March 31, 2010 and $8.1 million, or 27.7% of revenue, for the three months ended March 31, 2009. The year-over-year increase was primarily due to an increase in personnel and new product development expenses.

Selling, General and Administrative.

	For the three months ended March 31,
	2010	2009	Change
	(in thousands)
Revenue	$50,250	$29,322	71.4%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $2,210 and $1,772 for the three months ended March 31, 2010 and 2009, respectively)	10,393	7,808	33.1%

SG&A as a percentage of revenue	20.7%	26.6%

SG&A expenses were $10.4 million, or 20.7% of revenue, for the three months ended March 31, 2010 and $7.8 million, or 26.6% of revenue, for the three months ended March 31, 2009. For the three months ended March 31, 2010, SG&A as a percentage of revenue declined compared to the corresponding period in the prior year due to scaling efficiencies. SG&A expenses, however, increased year over year due to higher stock-based compensation expenses and higher bonus accruals and sales commissions as a result of increased revenue in 2010.

Litigation Expense.

	For the three months ended March 31,
	2010	2009	Change
	(in thousands)
Revenue	$50,250	$29,322	71.4%
Litigation expense	1,567	2,046	(23.4)%

Litigation expense as a percentage of revenue	3.1%	7.0%

Litigation expenses were $1.6 million, or 3.1% of revenue, for the three months ended March 31, 2010 as compared to $2.0 million, or 7.0% of revenue, for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, we incurred legal expenses primarily for the defense of our lawsuit against O2Micro.

Income Tax Provision. The income tax provision for the three months ended March 31, 2010 was $0.3 million or 4.3% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income is taxed at lower rates. The income tax provision for the three months ended March 31, 2009 was $0.1 million or 7.7% of our income before income taxes. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates.

Liquidity and Capital Resources.

As of March 31, 2010, we had working capital of $191.7 million, including cash and cash equivalents of $48.9 million and short-term investments of $126.7 million compared to working capital of $179.6 million, including cash and cash equivalents of $46.7 million and short-term investments of $118.9 million as of December 31, 2009. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the purchase of shares through the Company’s employee stock purchase plan and the exercise of stock options.

For the three months ended March 31, 2010, net cash provided by operating activities was $8.2 million. Net cash increased primarily due to strong operating results and a reduction in inventory during the first quarter of 2010. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections have not been made. For the three months ended March 31, 2009, net cash provided by operating activities was $0.4 million. Accounts receivable increased due to increased sales at the end of the quarter and accrued compensation decreased due to having paid bonuses in 2009 for the performance in the second half of 2008.

For the three months ended March 31, 2010, net cash used in investing activities was $11.4 million, primarily related to equipment purchases for our Chengdu facility and the purchase of short-term investments. For the three months ended March 31, 2009, net cash used in investing activities was $17.0 million, primarily related to the purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of March 31, 2010, our investment portfolio included $35.7 million, net of impairment charges of $1.5 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.6 million in accordance with the fair value measurement provisions of ASC 820-10-35. During the quarter ended March 31, 2010, auction rate securities with a face value of $0.2 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $37.2 million have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with $11.9 million of our auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall — Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expenses) in the Condensed Consolidated Statement of Operations.

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value amount of eligible auction-rate securities commencing in June 2010, for which the proceeds from the sale will be received in July 2010. Since then, $1.5 million of these auction-rate securities were called at par, leaving $16.7 million in eligible auction-rate securities remaining at UBS. The offer gives us the right but not the obligation to sell these securities at par to UBS and allows us to borrow up to $16.7 million. In accepting the offer, we also entered into a release of claims in favor of UBS.

Since we accepted this put right from UBS, we intend to sell these auction-rate securities at par to UBS commencing in June 2010, for which the proceeds from the sale will be received in July 2010. These securities have been reclassified as trading securities and the cumulative impairment related to these auction-rate securities was $0.6 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively. The change in the impairment was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.6 million and $0.7 million, at March 31, 2010 and December 31, 2009, respectively, the effect of which has been recorded by the Company in other income in the Condensed Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under ASC 820-10-35 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Condensed Consolidated Statement of Operations.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.5 million and $20.5 million as of March 31, 2010 and December 31, 2009, respectively, management concluded that as of March 31, 2010 and December 31, 2009, the cumulative impairment of $0.9 million and $1.1 million, respectively, was temporary based on the following analysis:

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

5.	The majority of the securities remain AAA rated, with $8.9 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades in the three months ended March 31, 2010; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of March 31, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporarily impaired and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2010 and December 31, 2009, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.4%	2.4%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% -9.4%, depending on the credit-rating of the security

From the fourth quarter of 2009 to the first quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. We sold $0.2 million in auction-rate securities at par. The spread between the 90-day labor and t-bill forward rate decreased by 40 bps and the FFELPs-guaranteed student-loan credit default spread decreased by 13 bps. The net effect of the adjustments was a reduction in the overall impairment from $1.8 million at December 31, 2009 to $1.5 million at March 31, 2010.

Net cash provided by financing activities for the three months ended March 31, 2010 was $5.3 million, primarily from the issuance of common stock in the amount of $5.1 million. Net cash provided by financing activities for the three months ended March 31, 2009 was $1.5 million, primarily from the issuance of common stock in the amount of $1.5 million.

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

Contractual Obligations and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option becomes available to us in March 2011. At that time, we will likely enter into a purchase agreement for this facility. We also lease our sales offices in Japan, China, Taiwan and Korea.

As of March 31, 2010, our total outstanding purchase commitments with vendors were $38.4 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $13.2 million as of December 31, 2009.

Our contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on February 12, 2010.

As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 12, 2010. During the three months ended March 31, 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

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

O2Micro

We have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). Currently there are two proceedings pending, both involving O2 Micro’s U.S. Patent No. 7,417,382 (‘382 patent). On April 20, 2010, the Administrative Law Judge (ALJ) overseeing the U.S. International Trade Commission issued an initial determination (ID) finding that none of MPS’s products accused by O2 Micro infringes the ‘382 patent. The ALJ’s ID can be reviewed by the full Commission. The Commission’s final determination is expected to be issued by August 20, 2010.

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California. On October 1, 2008, MPS brought an action in the Northern District Court seeking a declaratory judgment that none of its products infringed the ‘382 patent, among others and the patent is invalid. O2 Micro brought a counterclaim alleging that MPS’s products infringed the ‘382 patent, among others. O2 Micro then withdrew its infringement claims as to the other patents except the ‘382 patent. The Northern District Court action is scheduled for trial on July 12, 2010. O2 Micro seeks damages and an injunction in connection with that action. We are not able to reasonably estimate the probability of loss or the range of possible loss in this case.

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

We are engaged in legal proceedings with O2Micro. These proceedings involve various claims and counterclaims alleging, among other things, patent infringement. O2Micro has also in the past taken legal action against certain of our customers, which we were obligated to indemnify. Other new or existing customers may request similar indemnity from us because of continued legal actions between us and O2Micro. See the section entitled Item 1., “Legal Proceedings”, of this quarterly report on Form 10-Q for more information.

If we are not ultimately successful in any of these proceedings or other litigation that could be brought against us or our customers, or if any of the decisions in our favor are reversed on appeal, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters with O2Micro and Linear and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of March 31, 2010, the Company’s investment portfolio included $35.7 million, net of impairment charges of $1.5 million, in government-backed student loan auction-rate securities. As of that date, $37.2 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 38 years.

Based on certain assumptions described in Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements and the Liquidity and Capital Resources section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008. Although we accepted an offer to participate in an auction-rate securities rights offering from UBS in October 2008 to sell up to $16.7 million in eligible auction-rate securities held by us at par to UBS commencing in June 2010, if UBS does not follow through on its commitment to purchase the auction-rate securities at par or the auctions continue to fail, the liquidity of our investment portfolio may be negatively impacted and the value of our investment portfolio could decline.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product availability;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the O2Micro and Linear matters;

•	investor perceptions of us and our business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors; and

•	changes in the estimation of the future size and growth rate of our markets.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended March 31, 2010, sales to our three largest distributors and/or customers accounted for approximately 35% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

All of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the recent global economic crisis may materially impact our assembly supplier’s ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2010, approximately 83% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

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

If we fail to continue to adequately staff our sales, applications, financial and legal staff, maintain or upgrade our business systems and maintain internal controls that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 15% of our outstanding common stock as of March 31, 2010. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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
Dated: April 29, 2010
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