Form 10-Q
period 2010-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2010-07-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 36,573,064 shares of the registrant’s common stock issued and outstanding as of July 23, 2010.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$48,962	$46,717
Short-term investments	140,829	118,914
Accounts receivable, net of allowances of $0 in both 2010 and 2009	30,322	15,521
Inventories	14,458	19,616
Deferred income tax assets, net – current	5	5
Prepaid expenses and other current assets	2,820	2,726

Total current assets	237,396	203,499

Property and equipment, net	27,253	17,968
Long-term investments	19,495	19,445
Deferred income tax assets, net – long-term	175	175
Other assets	731	734

Total assets	$285,050	$241,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,001	$7,787
Accrued compensation and related benefits	9,388	8,454
Accrued liabilities	9,116	7,681

Total current liabilities	29,505	23,922

Non-current income tax liability	4,915	4,915
Other long-term liabilities	662	27

Total liabilities	35,082	28,864

Stockholders’ equity:
Common stock, $0.001 par value, $37 and $35 in 2010 and 2009, respectively; shares authorized: 150,000,000; shares issued and outstanding: 36,545,581 and 35,165,316 in 2010 and 2009, respectively	199,330	175,518
Retained earnings	49,848	37,085
Accumulated other comprehensive income	790	354

Total stockholders’ equity	249,968	212,957

Total liabilities and stockholders’ equity	$285,050	$241,821

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$55,690	$41,173	$105,940	$70,495
Cost of revenue	23,256	16,823	44,210	29,254

Gross profit	32,434	24,350	61,730	41,241

Operating expenses:
Research and development	11,785	9,732	22,825	17,849
Selling, general and administrative	11,615	9,321	22,008	17,129
Litigation expense	2,228	2,233	3,795	4,279

Total operating expenses	25,628	21,286	48,628	39,257

Income from operations	6,806	3,064	13,102	1,984
Other income (expense):
Interest and other income	338	281	685	666
Interest and other expense	(4)	(185)	(4)	(279)

Total other income, net	334	96	681	387

Income before income taxes	7,140	3,160	13,783	2,371
Income tax provision (benefit)	733	(26)	1,020	(87)

Net income	$6,407	$3,186	$12,763	$2,458

Basic net income per share	$0.18	$0.09	$0.36	$0.07

Diluted net income per share	$0.17	$0.09	$0.33	$0.07

Weighted average common shares outstanding	36,291	34,070	35,858	33,842
Stock options	2,064	2,319	2,293	2,036

Diluted weighted-average common equivalent shares outstanding	38,355	36,389	38,151	35,878

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,763	$2,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,604	3,149
Amortization and realized gain (loss) on debt instruments	275	120
Credit loss on auction-rate securities	—	70
Tax benefit from stock option transactions	2,838	1,210
Excess tax benefit from stock option transactions	(1,396)	(622)
Stock-based compensation	9,563	7,265
Changes in operating assets and liabilities:
Accounts receivable	(14,800)	(3,332)
Inventories	5,178	(1,193)
Prepaid expenses and other assets	(102)	(697)
Accounts payable	3,202	3,376
Accrued and long-term liabilities	2,010	1,037
Accrued income taxes payable and noncurrent tax liabilities	(1,443)	(560)
Accrued compensation and related benefits	998	(714)
Deferred rent	61	(132)

Net cash provided by operating activities	22,751	11,435

Cash flows from investing activities:
Property and equipment purchases	(12,753)	(3,092)
Purchase of short-term investments	(117,030)	(65,069)
Proceeds from sale of short-term investments	94,998	24,886
Proceeds from sale of long-term investments	125	50
Changes in restricted assets	(19)	10

Net cash used in investing activities	(34,679)	(43,215)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,777	3,728
Proceeds from employee stock purchase plan	1,054	930
Excess tax benefits from stock option transactions	1,396	622

Net cash provided by financing activities	14,227	5,280

Effect of change in exchange rates	(54)	50

Net increase (decrease) in cash and cash equivalents	2,245	(26,450)
Cash and cash equivalents, beginning of period	46,717	83,266

Cash and cash equivalents, end of period	$48,962	$56,816

Supplemental disclosures for cash flow information:
Cash paid (refund) for taxes	$(76)	$237

Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$672	$2,228

Temporary impairment of auction-rate securities	$(175)	$(330)

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

In January 2010, the FASB issued ASU No. 2010-06, “Disclosures About Fair Value Measurements”, which amends ASC No. 820, “Fair Value Measurements” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009. The Company has adopted this standard effective January 1, 2010 and has and will make the appropriate disclosures, as required.

2. Stock-Based Compensation – The Company has two stock option plans and an employee stock purchase plan – the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2010 and 2009, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Non-Employee	$(11)	$87	$(10)	$101
ESPP	167	260	394	397
Restricted Stock	3,511	652	5,121	1,391
Stock Options	1,872	2,853	4,058	5,376

TOTAL	$5,539	$3,852	$9,563	$7,265

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

Available for Grant as of December 31, 2009	2,023,943
2010 Additions to Plan	1,758,265
2010 Grants	(978,140)
2010 Cancellations	334,979

Available for Grant as of June 30, 2010	3,139,047

A summary of the status of the Company’s stock option plans at June 30, 2010 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,410,914	$13.48	5.04	$77,918,848

Options granted (weighted-average fair value of $9.30 per share)	300,000	$20.50
Options exercised	(1,215,011)	$9.69
Options forfeited and expired	(311,829)	$17.33

Outstanding at June 30, 2010	6,184,074	$14.37	4.71	$27,200,937

Options exercisable at June 30, 2010 and expected to become exercisable	5,810,364	$14.19	4.68	$26,449,048

Options vested and exercisable at June 30, 2010	3,680,207	$12.35	4.28	$22,379,060

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The total fair value of options that vested during the three months ended June 30, 2010 and 2009 was $1.9 million and $2.9 million, respectively, and the total fair value of options that vested during the six months ended June 30, 2010 and 2009 was $4.1 million and $5.4 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $9.5 million and $4.7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $15.8 million and $5.4 million, respectively. Net cash proceeds from the exercise of stock options were $7.7 million for the three months ended June 30, 2010 and $3.1 million for the three months ended June 30, 2009. Net cash proceeds from the exercise of stock options were $11.8 million for the six months ended June 30, 2010 and $3.7 million for the six months ended June 30, 2009. At June 30, 2010, unamortized compensation expense related to unvested options was approximately $13.3 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.2 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected term (years)	4.1	4.1	4.1	4.1
Expected volatility	56.9%	61.5%	56.5%	60.9%
Risk-free interest rate	1.8%	2.0%	1.9%	1.7%
Dividend yield	—	—	—	—

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	6,550	$16.62	0.14

Awards released	(6,550)	16.62

Outstanding at June 30, 2010	—	$—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company also grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	289,896	$18.67	2.22

Awards granted	678,140	20.58
Awards released	(108,014)	17.76
Awards forfeited	(23,150)	18.03

Outstanding at June 30, 2010	836,872	$19.19	3.16

The total fair value of restricted stock awards and units that vested was $1.3 million for the three months ended June 30, 2010 and $0.7 million for the three months ended June 30, 2009, respectively. The total fair value of restricted stock awards and units that vested was $2.7 million for the six months ended June 30, 2010 and $1.4 million for the six months ended June 30, 2009, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended June 30, 2010 and 2009 was $1.3 million and $0.4 million, respectively, and the intrinsic value related to restricted stock awards and units released for the six months ended June 30, 2010 and 2009 was $2.5 million and $1.6 million, respectively. The intrinsic value related to restricted stock awards and units outstanding at June 30, 2010 and 2009 was $14.9 million and $8.1 million, respectively. At June 30, 2010, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $10.5 million with a weighted average remaining recognition period of 3.2 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. Based on the Company’s performance-to-date and its expected performance for the remainder of the year, it is probable that the performance targets will be exceeded and all of the unvested shares will be accelerated and released in February 2011. The Company recorded expenses related to this award in the amount of $2.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the six months ended June 30, 2010 and 2009, 57,240 shares and 83,426 shares, respectively, were issued under the Purchase Plan. There were no shares issued under the Purchase Plan during the three months ended June 30, 2010 and 2009. The following is a summary of the Purchase Plan and changes during the six months ended June 30, 2010:

Available Shares as of December 31, 2009	2,553,012
2010 Additions to Plan	703,306
2010 Purchases	(57,240)

Available Shares as of June 30, 2010	3,199,078

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation – Stock Compensation – Employee Share Purchase Plans – Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Initial Measurement – Look-Back Plans. The intrinsic value for stock purchased was $0.2 million for each of the six months ended June 30, 2010 and 2009. The unamortized expense as of June 30, 2010 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2010 and 2009, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Six months ended June 30,
	2010	2009
Expected term (years)	0.5	0.5
Expected volatility	41.3%	88.7%
Risk-free interest rate	0.2%	0.5%
Dividend yield	—	—

Cash proceeds from employee stock purchases for the six months ended June 30, 2010 and 2009 was $1.1 million and $0.9 million, respectively.

3. Inventories – Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Work in progress	$7,378	$11,082
Finished goods	7,080	8,534

Total inventories	$14,458	$19,616

4. Accrued Liabilities – Accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred revenue and customer prepayments	$4,098	$2,109
Legal expenses and settlement costs	1,841	2,940
Stock rotation reserve	694	864
Warranty	353	294
Professional fees	9	24
Other	2,121	1,450

Total accrued liabilities	$9,116	$7,681

A roll-forward of the warranty reserve for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009
Balance at beginning of year	$294	$764
Reserve adjustments and unused warranty provision	(196)	(269)
Warranty provision for product sales	255	168

	$353	$663

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

5. Net Income per Share and Comprehensive Income – Basic and diluted net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2010 and 2009, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding stock options:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Stock Options	1,570,780	3,094,062	1,522,130	5,519,953

The following table sets forth the components of other comprehensive income (loss), net of income tax effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$6,407	$3,186	$12,763	$2,458
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	(10)	345	175	260
Unrealized gain (loss) on available-for-sale securities	110	56	158	(17)
Foreign currency translation adjustments	104	81	105	55

Comprehensive income	$6,611	$3,668	$13,201	$2,756

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall – Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial and automotive markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
Customers	2010	2009	2010	2009
A	15%	*	14%	*
B	11%	15%	11%	15%
C	10%	*	10%	10%
D	*	11%	*	10%

(*)	represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country	2010	2009	2010	2009
China	$28,580	$17,085	$51,145	$27,554
Korea	10,393	8,920	18,904	16,199
Taiwan	5,381	6,165	10,896	9,395
Europe	4,620	3,636	10,080	7,982
Japan	2,427	2,929	5,307	4,770
USA	2,417	1,240	5,260	2,527
Other	1,872	1,198	4,348	2,068

Total	$55,690	$41,173	$105,940	$70,495

The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2010	2009	2010	2009
DC to DC Converters	$45,551	$29,701	$85,852	$50,853
Lighting Control Products	7,510	7,347	14,944	12,033
Audio Amplifiers	2,629	4,125	5,144	7,609

Total	$55,690	$41,173	$105,940	$70,495

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30, 2010	December 31, 2009
China	$24,379	$15,440
United States	2,728	2,484
Taiwan	154	75
Japan	86	75
Other	62	34

TOTAL	$27,409	$18,108

7. Litigation

O2Micro

The Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). There are two proceedings, both involving O2Micro’s U.S. Patent No. 7,417,382 (‘382 patent). On June 18, 2010, the U.S. International Trade Commission issued a final determination finding of no violation of Section 337 by the Company or its customers in an action brought by O2Micro International, Ltd. in 2008. An ITC administrative law judge had previously issued an initial determination on April 20, 2010 that also found no violation. The ITC’s final determination concludes that none of the Company’s accused products infringes O2Micro’s U.S. Patent No. 7,417,382 (the ‘382 patent).

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California. Subsequent to the ITC’s final determination finding of no violation, O2Micro filed a motion to dismiss its claims for infringement of the ‘382 patent, with prejudice, and covenanted not to sue the Company or any of its distributors or customers for infringement of the ‘382 patent. On June 23, 2010, the court granted this motion and vacated the jury trial that was scheduled on July 12, 2010. The Company has filed a motion seeking recovery of cost and attorney fees from O2Micro.

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

The following table details the fair value measurements as of June 30, 2010 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Government Agencies / Treasuries	$136,178	$136,178	$—	$—
Long-term available-for-sale auction-rate securities	19,495	—	—	19,495
Short-term trading auction-rate securities	8,315	—	—	8,315
Put right	335	—	—	335

	$164,323	$136,178	$—	$28,145

At June 30, 2010, the Company had $136.2 million in US government agencies and treasuries, $132.2 million of which are classified as short-term investments and $4.0 million are classified as cash equivalents on the Condensed Consolidated Balance Sheet. At June 30, 2010, there was $4,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.

At June 30, 2010, the Company had $15.5 million invested in money market funds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The face value of the Company’s holdings in auction rate securities is $29.1 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $8.6 million is classified as short-term trading investments. The securities that are classified as short-term trading securities have been classified as such because the Company exercised its put option to sell these securities to UBS in June of 2010 (see below), and for which the sale was settled and the cash was received on July 1, 2010 following this exercise. These auction-rate securities were classified as short-term investments as of June 30, 2010, as it is the Company’s policy is to account for the sale of such securities based on the settlement date as opposed to the trade date. These investments are accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Ending balances at December 31, 2009	$35,570	$725	$36,295

Sales and Settlement	(225)	—	(225)
Unrealized Gain	185	—	185
Gain (loss) from UBS auction rate securities and put right	160	(160)	—

Ending balances at March 31, 2010	$35,690	$565	$36,255

Sales and Settlement	(8,100)	—	(8,100)
Unrealized Loss	(10)	—	(10)
Gain (loss) from UBS auction rate securities and put right	230	(230)	—

Ending balances at June 30, 2010	$27,810	$335	$28,145

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities and the UBS put right described below. The market for auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of June 30, 2010, the Company’s investment portfolio included $27.8 million, net of impairment charges of $1.3 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.3 million in accordance with the fair value measurement provisions of ASC 825-10-25 Financial Instruments – Overall – Recognition. During the six months ended June 30, 2010, auction rate securities with a face value of $8.3 million were sold at par through successful auctions. The remaining auction rate securities in the portfolio with a face value of approximately $29.1 million have failed to reset through successful auctions and it is unclear as to when the majority of these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years and the underlying credit quality of these instruments in which the Company has invested remain generally AAA rated, with $11.6 million in auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Since then, $9.6 million of these auction-rate securities were called at par, leaving $8.6 million in eligible auction-rate securities remaining at UBS at June 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Since the Company accepted this put right from UBS in October 2008, the Company classified these as trading securities. The cumulative impairment related to these auction-rate securities was $0.3 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively. The change in the impairment was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering and elected the fair value option under ASC 820-10-35, the Company valued the resulting put right at fair value which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.3 million and $0.7 million, at June 30, 2010 and December 31, 2009, respectively. The change in the value of the put right has been recorded by the Company in other income (expense) in the Condensed Consolidated Statement of Operations.

On June 30, 2010, the Company exercised the UBS put right and sold $8.6 million in auction rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. These auction-rate securities were classified as short-term investments as of June 30, 2010, as it is the Company’s policy is to account for the sale of such securities based on the settlement date as opposed to the trade date.

For the remaining auction-rate securities for which the put right (described above) does not apply, and which have a face value of $20.5 million and $20.5 million as of June 30, 2010 and December 31, 2009, respectively, management concluded that as of June 30, 2010 and December 31, 2009, the cumulative impairment of $1.0 million and $1.1 million, respectively, was temporary based on the following analysis:

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

•

The majority of the securities remain AAA rated, with $8.9 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades during the six months ended June 30, 2010; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of June 30, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2010, June 30, 2010 and December 31, 2009, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010	June 30, 2010
Time-to-Liquidity	24 months	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% - 9.4%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security

The gross accumulated impairment charge was $1.3 million as of June 30, 2010, of which $1.0 million was recorded as temporary and the remaining $0.3 million was recorded as other-than-temporary. The gross accumulated impairment charge was $1.8 million as of December 31, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax provision for the three and six months ended June 30, 2010 was $0.7 million or 10.3% of our income before income taxes and $1.0 million or 7.4% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted units released. The income tax provision for the three and six months ended June 30, 2009 was $26,000 or 0.8% of our income before income taxes and $0.1 million or 3.7% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted stock units released.

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

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the six month period ended June 30, 2010 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on February 16, 2010 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 87% of our revenue for the quarter ended June 30, 2010 and 88% of our revenue for the quarter ended June 30, 2009 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 80% of our distributor sales are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days, with a maximum of 90 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of June 30, 2010 and December 31, 2009 was $1.8 million and $0.9 million, respectively.

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

As of June 30, 2010 and December 31, 2009, we had a valuation allowance of $14.6 million and $14.6 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

Contingencies. We are engaged in legal proceedings resulting from several patent infringement actions against us. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies – Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

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

The face value of our holdings in auction rate securities is 29.1 million, of which $20.5 million is currently classified as long-term available-for-sale investments and $8.6 million is classified as short-term trading investments. On June 30, 2010, we exercised the UBS put right and the Company sold $8.6 million in auction-rate securities to UBS at par, for which the sale was completed and proceeds were received on July 1, 2010. These auction-rate securities were classified as short-term investments as of June 30, 2010, as it is the Company’s policy is to account for the sale of such securities based on the settlement date as opposed to the trade date. These investments have been accounted for in accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders’ equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.8%	40.9%	41.7%	41.5%

Gross profit	58.2%	59.1%	58.3%	58.5%
Operating expenses:
Research and development	21.1%	23.7%	21.5%	25.3%
Selling, general and administrative	20.9%	22.6%	20.8%	24.3%
Litigation expense	4.0%	5.4%	3.6%	6.1%

Total operating expenses	46.0%	51.7%	45.9%	55.7%

Income from operations	12.2%	7.4%	12.4%	2.8%
Other income (expense):
Interest and other income	0.6%	0.6%	0.6%	0.9%
Interest and other expense	(0.0)%	(0.4)%	(0.0)%	(0.4)%

Total other income, net	0.6%	0.2%	0.6%	0.5%

Income before income taxes	12.8%	7.6%	13.0%	3.4%
Income tax provision (benefit)	1.3%	(0.1)%	1.0%	(0.1)%

Net income	11.5%	7.7%	12.0%	3.5%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Revenue	$55,690	$41,173	35.3%	$105,940	$70,495	50.3%

Revenue for the three months ended June 30, 2010 was $55.7 million, an increase of $14.5 million, or 35.3%, from $41.2 million for the three months ended June 30, 2009. Revenue for the six months ended June 30, 2010 was $105.9 million, an increase of $35.4 million, or 50.3%, from $70.5 million for the six months ended June 30, 2009. Sales during the first half of 2009 were weak, primarily from the deterioration in the general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns. In 2010, we saw an increase in demand for our DC to DC products, with second quarter sales having increased by 53.4% year over year and first half sales having increased by 68.8% year over year. The increase was primarily because of higher demand for electronic products in the consumer and communications markets. Sales of our lighting control products increased as a result of greater demand for our WLED solution for consumer electronics products. This was partially offset by a reduction in the demand for our CCFL products. Audio sales were down year over year due to a change in product mix and a decline in the average selling price for certain of our audio products.

The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,					For the six months ended June 30,
	2010		2009		Change	2010		2009		Change
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue		(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue
DC to DC Converters	$45,551	81.8%	$29,701	72.1%	53.4%	$85,852	81.0%	$50,853	72.1%	68.8%
Lighting Control Products	7,510	13.5%	7,347	17.8%	2.2%	14,944	14.1%	12,033	17.1%	24.2%
Audio Amplifiers	2,629	4.7%	4,125	10.0%	(36.3)%	5,144	4.9%	7,609	10.8%	(32.4)%

	$55,690	100.0%	$41,173	100.0%	35.3%	$105,940	100.0%	$70,495	100.0%	50.3%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 58.2% for the three months ended June 30, 2010 and 59.1% for the three months ended June 30, 2009. Gross profit as a percentage of revenue, or gross margin, was 58.3% for the six months ended June 30, 2010 and 58.5% for the six months ended June 30, 2009. For the three and six months ended June 30, 2010 and 2009, gross margin declined year-over-year. The decline in the gross margin was a result of higher product costs, an increase in inventory reserves and declining average selling prices for certain of our products.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Revenue	$55,690	$41,173	35.3%	$105,940	$70,495	50.3%
Research and development (“R&D”) (including stock-based compensation of $1,995 and $1,687 for the three months ended June 30, 2010 and 2009, respectively, and $3,730 and $3,247 for the six months ended June 30, 2010 and 2009, respectively)	11,785	9,732	21.1%	22,825	17,849	27.9%

R&D as a percentage of revenue	21.2%	23.6%		21.5%	25.3%

R&D expenses were $11.8 million, or 21.2% of revenue, for the three months ended June 30, 2010 and $9.7 million, or 23.6% of revenue, for the three months ended June 30, 2009. R&D expenses were $22.8 million, or 21.5% of revenue, for the six months ended June 30, 2010 and $17.8 million, or 25.3% of revenue, for the six months ended June 30, 2009. The year-over-year increase was primarily due to an increase in personnel, bonus accruals and new product development expenses.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Revenue	$55,690	$41,173	35.3%	$105,940	$70,495	50.3%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $3,428 and $2,098 for the three months ended June 30, 2010 and 2009, respectively, and $5,638 and $3,870 for the six months ended June 30, 2010 and 2009, respectively)	11,615	9,321	24.6%	22,008	17,129	28.5%

SG&A as a percentage of revenue	20.9%	22.6%		20.8%	24.3%

SG&A expenses were $11.6 million, or 20.9% of revenue, for the three months ended June 30, 2010 and $9.3 million, or 22.6% of revenue, for the three months ended June 30, 2009. SG&A expenses were $22.0 million, or 20.8% of revenue, for the six months ended June 30, 2010 and $17.1 million, or 24.3% of revenue, for the six months ended June 30, 2009. For the three and six months ended June 30, 2010, SG&A as a percentage of revenue declined compared to the corresponding period in the prior year due to the efficiencies of greater scale. SG&A expenses, however, increased year over year due to higher stock-based compensation expenses and higher bonus accruals and sales commissions as a result of increased revenue in 2010.

Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Revenue	$55,690	$41,173	35.3%	$105,940	$70,495	50.3%
Litigation expense	2,228	2,233	(0.2)%	3,795	4,279	(11.3)%

Litigation expense as a percentage of revenue	4.0%	5.4%		3.6%	6.1%

Litigation expenses were $2.2 million, or 4.0% of revenue, for the three months ended June 30, 2010 as compared to $2.2 million, or 5.4% of revenue, for the three months ended June 30, 2009. Litigation expenses were $3.8 million, or 3.6% of revenue, for the six months ended June 30, 2010 as compared to $4.3 million, or 6.1% of revenue, for the six months ended June 30, 2009. During the three and six months ended June 30, 2010 and 2009, we incurred legal expenses primarily for the defense of our lawsuits involving O2Micro, which were resolved in the second quarter of 2010.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 2010 was $0.7 million or 10.3% of our income before income taxes and $1.0 million or 7.4% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted units released. The income tax provision for the three and six months ended June 30, 2009 was $26,000 or 0.8% of our income before income taxes and $0.1 million or 3.7% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted stock units released.

Liquidity and Capital Resources.

As of June 30, 2010, we had working capital of $207.9 million, including cash and cash equivalents of $49.0 million and short-term investments of $140.8 million compared to working capital of $179.6 million, including cash and cash equivalents of $46.7 million and short-term investments of $118.9 million as of December 31, 2009. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the purchase of shares through the Company’s employee stock purchase plan and proceeds from the exercise of stock options.

For the six months ended June 30, 2010, net cash provided by operating activities was $22.8 million. Net cash increased over the prior year period primarily due to strong operating results and a reduction in inventory during the first half of 2010. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections have not been received. For the six months ended June 30, 2009, net cash provided by operating activities was $11.4 million. Net cash increased over the prior year period primarily due to strong collections during the second quarter of 2009, an increase in accounts payable, primarily for inventory purchased, and strong operating results during the second quarter of 2009.

For the six months ended June 30, 2010, net cash used in investing activities was $34.7 million, primarily related to the purchase of short-term investments and equipment purchases for our Chengdu facility. For the six months ended June 30, 2009, net cash used in investing activities was $43.2 million, primarily related to the purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

The market for auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. As of June 30, 2010, our investment portfolio included $27.8 million, net of impairment charges of $1.3 million, in government-backed student loan auction-rate securities. The portfolio also included a UBS auction-rate put right, which was valued at $0.3 million in accordance with the fair value measurement provisions of ASC 820-10-35. During the six months ended June 30, 2010, auction rate securities with a face value of $8.3 million were sold at par through successful auctions. However, the remaining auction rate securities in the portfolio with a face value of approximately $29.1 million have failed to reset through successful auctions and it is unclear as to when the majority of these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years and the underlying credit quality of these instruments in which we have invested remain generally AAA rated, with $11.6 million of our auction rate securities having been downgraded by Moody’s to Aa1-Baa3.

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

In October 2008, we accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value amount of above referenced eligible auction-rate securities commencing in June 2010. Since then, $9.6 million of these auction-rate securities were called at par, leaving $8.6 million in eligible auction-rate securities remaining at UBS at the end of the second quarter. These securities were classified as trading securities and the cumulative impairment related to these auction-rate securities was $0.3 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively. The change in the impairment was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

Having accepted UBS’ rights offering, we valued the put right at fair value, which was estimated to be equal to the par value of the auction-rate securities less their fair value as determined by management. The value of the put right was $0.3 million and $0.7 million, at June 30, 2010 and December 31, 2009, respectively, the effect of which has been recorded by the Company in other income in the Condensed Consolidated Statement of Operations. The UBS rights offering is being accounted for as a fair-value instrument under ASC 820-10-35 and as such, all future changes in the fair value of these instruments will be recognized in other income (expense) in the Condensed Consolidated Statement of Operations.

On June 30, 2010, we exercised the UBS put right and sold $8.6 million in auction-rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. These auction-rate securities were classified as short-term investments as of June 30, 2010, as it is the Company’s policy is to account for the sale of such securities based on the settlement date as opposed to the trade date.

For the remaining auction-rate securities for which the rights offering (described above) does not apply, and which have a face value of $20.5 million and $20.5 million as of June 30, 2010 and December 31, 2009, respectively, management concluded that as of June 30, 2010 and December 31, 2009, the cumulative impairment of $1.0 million and $1.1 million, respectively, was temporary based on the following analysis:

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

5.	The majority of the securities remain AAA rated, with $8.9 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades during the six months ended June 30, 2010; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities for which a put right was not provided. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. MPS’ portfolio includes three such securities, one of which has a senior parity ratio of approximately 115%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of June 30, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at June 30, 2010, March 31, 2010 and December 31, 2009, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010	June 30, 2010
Time-to-Liquidity	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	5.2% – 10.0%, depending on the credit-rating of the security	4.6% – 9.4%, depending on the credit-rating of the security	3.8% – 8.6%, depending on the credit-rating of the security

From the first quarter of 2010 to the second quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. The spread between the 90-day libor and t-bill forward rates remained relatively constant. We sold $8.1 million in auction rate securities at par. However, the FFELPs-guaranteed student-loan credit default spread increased slightly. The net effect of the adjustments was a reduction in the overall impairment from $1.5 million at March 31, 2010 to $1.3 million at June 30, 2010. The overall impairment decreased primarily because we sold a large amount of auction-rate securities back to UBS at par. This was partially offset by a slight increase in the FFELPS-guaranteed student-loan credit default spread.

From the fourth quarter of 2009 to the first quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. We sold $0.2 million in auction-rate securities at par. The spread between the 90-day libor and t-bill forward rate decreased by 40 bps and the FFELPs-guaranteed student-loan credit default spread decreased by 13 bps. The net effect of the adjustments was a reduction in the overall impairment from $1.8 million at December 31, 2009 to $1.5 million at March 31, 2010.

Net cash provided by financing activities for the six months ended June 30, 2010 was $14.2 million, primarily from the issuance of common stock in the amount of $11.8 million. Net cash provided by financing activities for the six months ended June 30, 2009 was $5.3 million, primarily from the issuance of common stock in the amount of $3.7 million.

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

Contractual Obligations and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California under a non-cancelable operating lease which expires in October 2016. Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option becomes available to us in March 2011. At that time, we will likely enter into a purchase agreement for this facility. We are currently in the process of constructing a 140,000 square foot research and development facility in Chengdu, China which is expected to be completed in the second half of 2010. We also lease our sales offices in Japan, China, Taiwan and Korea.

As of June 30, 2010, our total outstanding purchase commitments with vendors were $41.2 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $13.2 million as of December 31, 2009.

Our contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on February 12, 2010.

As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 12, 2010. During the three and six months ended June 30, 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

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

O2Micro

We have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”). There are two proceedings, both involving O2Micro’s U.S. Patent No. 7,417,382 (‘382 patent). On June 18, 2010, the U.S. International Trade Commission issued a final determination finding of no violation of Section 337 by us or our customers in an action brought by O2Micro International, Ltd. in 2008. An ITC administrative law judge had previously issued an initial determination on April 20, 2010 that also found no violation. The ITC’s final determination concludes that none of our accused products infringes O2Micro’s U.S. Patent No. 7,417,382 (the ‘382 patent).

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California. Subsequent to the ITC’s final determination finding of no violation, O2Micro filed a motion to dismiss its claims for infringement of the ‘382 patent, with prejudice, and covenanted not to sue us or any of our distributors or customers for infringement of the ‘382 patent. On June 23, 2010, the court granted this motion and vacated the jury trial that was scheduled on July 12, 2010. We filed a motion seeking recovery of cost and attorney fees from O2Micro.

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

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks, which have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

If we are unsuccessful in any of the legal proceedings involving us and any of our competitors, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

Given our inability to control the timing and nature of significant events in our legal proceedings that either have arisen or may arise, our legal expenses are difficult to forecast and may vary substantially from our publicly-disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and financial condition.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights, such as our litigation matters with Linear. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could distract management’s focus on our operations and adversely affect our business.

We will continue to vigorously defend and enforce our intellectual property rights around the world, especially as it relates to patent litigation. We will take the appropriate action in various courts throughout the world and may be required to post bonds to defend such intellectual property in certain countries for an indefinite period of time, until such dispute is resolved. If we are not successful in defending our intellectual property, we could lose revenue and the business could be harmed.

From time to time, we are faced with having to defend our intellectual property rights throughout the world. Should we become engaged in such proceedings, it could divert management’s attention from focusing on and implementing the business strategy. Further, should we not be successful in any of our intellectual property defenses, the revenue may be affected and the business could be harmed.

We expect our operating results to fluctuate from quarter to quarter and year to year, which may make it difficult to predict our future performance and could cause our stock price to decline and be volatile.

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters with Linear and any future litigation;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from current capacity issues;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

The market for government-backed student loan auction-rate securities has suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. As of June 30, 2010, the Company’s investment portfolio included $27.8 million, net of impairment charges of $1.3 million, in government-backed student loan auction-rate securities. As of that date, $29.1 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when the majority of these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years.

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

Should there be further deterioration in the market for auction-rate securities or if the accounting rules for these securities change, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. In addition, it is unlikely that we will be able to liquidate our auction-rate securities in the short term.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

•	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints; and

•

our operating expenses, including general and administrative expenses, selling and marketing expenses, stock-based compensation expenses, litigation expenses, which we expect to be significant due to the litigation in which we are involved, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all.

We may not achieve profitability on a quarterly or annual basis in the future. Unfavorable changes in our operations, including any of the factors noted above, may have a material adverse effect on our quarterly or annual profitability.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation, including the Linear matter;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•

our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity; and• changes in the estimation of the future size and growth rate of our markets.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended June 30, 2010, sales to our three largest distributors and/or customers accounted for approximately 36% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Our ability to increase product sales and revenues is currently constrained by the manufacturing capacity of our suppliers.

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us. As a result, this lack of capacity has constrained our product sales and revenue growth. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations.

We currently depend on two third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers become insolvent or capacity constrained and are unable and/or fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with two suppliers for the production of wafers. Should any of our suppliers become insolvent or capacity constrained, we many not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

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

There may be unanticipated costs associated with adding to or supplementing our third-party supplier’s manufacturing capacity.

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in bringing new foundry operations online; and

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier’s capacity.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended June 30, 2010, approximately 87% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this quarterly report on Form 10-Q, we face the following risks, among others:

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and/or incur impairment charges related to goodwill or other intangibles. Such actions by us could impact our operating results and/or the price of our common stock.

In addition, we may be unable to identify or complete prospective acquisition for various reasons, including competition from other companies in the semiconductor industry, the valuation expectations of acquisition candidates and applicable antitrust laws or related regulations. If we are unable to identify and complete acquisitions, we may not be able to successfully expand our business and product offerings.

To the extent we are successful in completing strategic acquisitions, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 15% of our outstanding common stock as of June 30, 2010. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Dated: July 28, 2010

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