Form 10-Q
period 2010-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2010-11-03
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 35,840,935 shares of the registrant’s common stock issued and outstanding as of October 29, 2010.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$44,275	$46,717
Short-term investments	140,731	118,914
Accounts receivable, net of allowances of $0 in both 2010 and 2009	32,289	15,521
Inventories	19,459	19,616
Deferred income tax assets, net - current	8	5
Prepaid expenses and other current assets	2,904	2,726
Total current assets	239,666	203,499
Property and equipment, net	32,461	17,968
Long-term investments	19,415	19,445
Deferred income tax assets, net - long-term	175	175
Other assets	715	734
Total assets	$292,432	$241,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,755	$7,787
Accrued compensation and related benefits	7,094	8,454
Accrued liabilities	8,563	7,681
Total current liabilities	33,412	23,922

Non-current income tax liability	4,915	4,915
Other long-term liabilities	756	27
Total liabilities	39,083	28,864
Stockholders' equity:
Common stock, $0.001 par value, $36 and $35 in 2010 and 2009, respectively; shares authorized: 150,000,000; shares issued and outstanding: 35,823,034 and 35,165,316 in 2010 and 2009, respectively	188,840	175,518
Retained earnings	63,066	37,085
Accumulated other comprehensive income	1,443	354
Total stockholders’ equity	253,349	212,957
Total liabilities and stockholders’ equity	$292,432	$241,821

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$65,843	$47,966	$171,783	$118,461
Cost of revenue	29,857	18,868	74,067	48,122
Gross profit	35,986	29,098	97,716	70,339
Operating expenses:
Research and development	11,291	10,080	34,116	27,929
Selling, general and administrative	10,296	9,438	32,304	26,567
Litigation expense	964	2,811	4,759	7,090
Litigation provision reversal, net	-	(6,356)	-	(6,356)
Total operating expenses	22,551	15,973	71,179	55,230

Income from operations	13,435	13,125	26,537	15,109
Other income (expense):
Interest and other income	240	161	925	827
Interest and other expense	(159)	(76)	(163)	(355)
Total other income, net	81	85	762	472

Income before income taxes	13,516	13,210	27,299	15,581
Income tax provision	297	648	1,317	561
Net income	$13,219	$12,562	$25,982	$15,020
Basic net income per share	$0.37	$0.36	$0.72	$0.44
Diluted net income per share	$0.35	$0.34	$0.68	$0.41

Weighted average common shares outstanding	36,185	34,552	35,968	34,082
Stock options	1,542	2,695	2,162	2,273
Diluted weighted-average common equivalent shares outstanding	37,727	37,247	38,130	36,355

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,982	$15,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,624	4,867
Loss on disposal of property and equipment	52	17
Amortization and realized gain on debt instruments	466	263
Credit loss on auction-rate securities	-	70
Tax benefit from stock option transactions	3,105	1,837
Excess tax benefit from stock option transactions	(1,399)	(534)
Stock-based compensation	13,725	10,431
Changes in operating assets and liabilities:
Accounts receivable	(16,767)	(10,378)
Inventories	204	(1,468)
Prepaid expenses and other assets	(173)	(152)
Accounts payable	8,918	3,798
Accrued and long-term liabilities	1,517	(5,117)
Accrued income taxes payable and noncurrent tax liabilities	(1,709)	(1,265)
Accrued compensation and related benefits	(1,386)	(1,555)
Deferred rent	92	(204)
Net cash provided by operating activities	38,251	15,630

Cash flows from investing activities:
Property and equipment purchases	(18,572)	(7,328)
Purchase of short-term investments	(175,132)	(105,026)
Proceeds from sale of short-term investments	153,003	45,886
Proceeds from sale of long-term investments	250	1,300
Changes in restricted assets	(19)	7,360
Net cash used in investing activities	(40,470)	(57,808)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,265	8,414
Proceeds from employee stock purchase plan	1,885	1,794
Repurchase of common stock	(16,998)	-
Excess tax benefits from stock option transactions	1,399	534
Net cash provided by (used in) financing activities	(449)	10,742

Effect of change in exchange rates	226	163
Net decrease in cash and cash equivalents	(2,442)	(31,273)
Cash and cash equivalents, beginning of period	46,717	83,266
Cash and cash equivalents, end of period	$44,275	$51,993

Supplemental disclosures for cash flow information:
Cash paid for taxes	$121	$429
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$1,686	$393
Temporary impairment of auction-rate securities	$(220)	$(360)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on February 16, 2010.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Disclosures About Fair Value Measurements”, which amends ASC No. 820, “Fair Value Measurements”. ASC No. 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories as defined in Note 8 Fair Value Measurements. ASU No. 2010-06 adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009. The Company has adopted this standard effective January 1, 2010 and has and will make the appropriate disclosures, as required.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2010 and 2009, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Non-Employee	$(1)	$11	$(11)	$112
ESPP	80	104	474	501
Restricted Stock	2,210	642	7,331	2,033
Stock Options	1,873	2,409	5,931	7,785
TOTAL	$4,162	$3,166	$13,725	$10,431

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

Available for Grant as of December 31, 2009	2,023,943
2010 Additions to Plan	1,758,265
2010 Grants	(1,257,840)
2010 Cancellations	433,317
Available for Grant as of September 30, 2010	2,957,685

A summary of the status of the Company’s stock option plans at September 30, 2010 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,410,914	$13.48	5.04	$77,918,848
Options granted (weighted-average fair value of $9.01 per share)	356,000	$20.07
Options exercised	(1,351,736)	$9.81
Options forfeited and expired	(453,479)	$15.62
Outstanding at September 30, 2010	5,961,699	$14.55	4.54	$18,917,299
Options exercisable at September 30, 2010 and expected to become exercisable	5,620,666	$14.39	4.51	$18,577,193
Options vested and exercisable at September 30, 2010	3,682,180	$12.86	4.13	$16,709,991

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The total fair value of options that vested during the three months ended September 30, 2010 and 2009 was $1.9 million and $2.4 million, respectively, and the total fair value of options that vested during the nine months ended September 30, 2010 and 2009 was $6.0 million and $7.8 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $1.0 million and $7.1 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $16.8 million and $13.4 million, respectively. Net cash proceeds from the exercise of stock options were $1.5 million for the three months ended September 30, 2010 and $4.7 million for the three months ended September 30, 2009. Net cash proceeds from the exercise of stock options were $13.3 million for the nine months ended September 30, 2010 and $8.4 million for the nine months ended September 30, 2009. At September 30, 2010, unamortized compensation expense related to unvested options was approximately $11.5 million. The weighted average period over which compensation expense related to these options will be recognized is approximately 2.0 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected term (years)	4.0	4.1	4.1	4.1
Expected volatility	55.2%	60.6%	56.0%	60.8%
Risk-free interest rate	1.4%	2.0%	1.8%	1.8%
Dividend yield	-	-	-	-

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	6,550	$16.62	0.14
Awards released	(6,550)	16.62
Outstanding at September 30, 2010	-	$-	-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The Company also grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2009	289,896	$18.67	2.22
Awards granted	901,840	20.19
Awards released	(174,784)	19.04
Awards forfeited	(29,838)	18.53
Outstanding at September 30, 2010	987,114	$20.00	2.18

The total fair value of restricted stock awards and units that vested was $1.5 million for the three months ended September 30, 2010 and $0.6 million for the three months ended September 30, 2009, respectively. The total fair value of restricted stock awards and units that vested was $4.2 million for the nine months ended September 30, 2010 and $2.0 million for the nine months ended September 30, 2009, respectively. The intrinsic value related to restricted stock awards and units released for the three months ended September 30, 2010 and 2009 was $1.2 million and $1.7 million, respectively, and the intrinsic value related to restricted stock awards and units released for the nine months ended September 30, 2010 and 2009 was $3.7 million and $3.3 million, respectively. The intrinsic value related to restricted stock awards and units outstanding at September 30, 2010 and 2009 was $16.1 million and $7.0 million, respectively. At September 30, 2010, the unamortized compensation expense related to unvested restricted stock awards and units was approximately $12.0 million with a weighted average remaining recognition period of 2.2 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. Based on the Company’s performance-to-date and its expected performance for the remainder of the year, it is probable that the certain performance targets will be exceeded and a portion of the unvested shares will be accelerated and released in February 2011. The Company recorded expenses related to this award in the amount of $1.3 million and $5.1 million for the three and nine months ended September 30, 2010, respectively.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended September 30, 2010 and 2009, 57,147 shares and 77,600 shares, respectively, were issued under the Purchase Plan. For the nine months ended September 30, 2010 and 2009, 114,387 shares and 161,026 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the nine months ended September 30, 2010:

Available Shares as of December 31, 2009	2,553,012
2010 Additions to Plan	703,306
2010 Purchases	(114,387)
Available Shares as of September 30, 2010	3,141,931

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.1 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively. The intrinsic value for stock purchased was $0.3 million and $1.0 million for the nine months ended September 30, 2010 and 2009. The unamortized expense as of September 30, 2010 was $0.2 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and nine months ended September 30, 2010 and 2009, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	37.9%	61.0%	39.5%	79.8%
Risk-free interest rate	0.2%	0.3%	0.2%	0.4%
Dividend yield	-	-	-	-

Cash proceeds from employee stock purchases for the three months ended September 30, 2010 and 2009 was $0.8 million and $0.9 million, respectively. Cash proceeds from employee stock purchases for the nine months ended September 30, 2010 and 2009 was $1.9 million and $1.8 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Work in progress	$10,248	$11,082
Finished goods	9,211	8,534
Total inventories	$19,459	$19,616

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred revenue and customer prepayments	$3,468	$2,109
Legal expenses and settlement costs	1,547	2,940
Stock rotation reserve	1,070	864
Warranty	463	294
Other	2,015	1,474
Total accrued liabilities	$8,563	$7,681

A roll-forward of the warranty reserve for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009
Balance at beginning of year	$294	$764
Warranty costs	(75)	(81)
Unused warranty provision	(169)	(381)
Warranty provision for product sales	413	284
Balance at September 30, 2010	$463	$586

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

5. Net Income per Share and Comprehensive Income  — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2010 and 2009, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of outstanding stock options:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock Options	2,848,219	1,096,555	1,762,195	3,446,134

The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$13,219	$12,562	$25,982	$15,020
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	45	30	220	360
Unrealized gain (loss) on available-for-sale securities	(4)	31	153	15
Foreign currency translation adjustments	612	74	716	129
Comprehensive income	$13,872	$12,697	$27,071	$15,524

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
Customers	2010	2009	2010	2009
A	18%	12%	13%	14%
B	*	*	10%	*
C	*	11%	*	11%
D	*	12%	*	10%

(*) represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2010	2009	2010	2009
China	$31,285	$20,703	$82,430	$48,257
Korea	9,640	8,038	28,544	24,237
Taiwan	9,286	5,812	20,182	15,207
Europe	5,369	5,843	15,449	13,825
Japan	4,967	3,498	10,274	8,268
USA	1,833	1,779	7,093	4,306
Other	3,463	2,293	7,811	4,361
Total	$65,843	$47,966	$171,783	$118,461

The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2010	2009	2010	2009
DC to DC Converters	$55,230	$36,723	$141,082	$87,576
Lighting Control Products	9,380	8,511	24,324	20,544
Audio Amplifiers	1,233	2,732	6,377	10,341
Total	$65,843	$47,966	$171,783	$118,461

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30, 2010	December 31, 2009
China	$29,546	$15,440
United States	2,789	2,484
Taiwan	130	75
Japan	87	75
Other	62	34
TOTAL	$32,614	$18,108

7. Litigation

The Company and certain of its subsidiaries are parties to other actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

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

The following table details the fair value measurements as of September 30, 2010 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Government Agencies / Treasuries	$139,791	$139,791	$-	$-
Commercial Paper / Corporates	8,939	8,939	-	-
Long-term available-for-sale auction-rate securities	19,415	-	-	19,415
	$168,145	$148,730	$-	$19,415

At September 30, 2010, the Company had $139.8 million in US government agencies and treasuries, $131.8 million of which are classified as short-term investments and $8.0 million which are classified as cash equivalents on the Condensed Consolidated Balance Sheet. At September 30, 2010, the Company also held $8.9 million in corporate notes and commercial paper. From these investments, there was $18,000 in unrealized losses. The impact of gross unrealized gains and losses was not material. At September 30, 2010, the Company also had $20.3 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

At September 30, 2010, the Company had $10.3 million invested in money market funds.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Ending balances at December 31, 2009	$35,570	$725	$36,295
Sales and Settlement	(225)	-	(225)
Unrealized Gain	185	-	185
Gain (loss) from UBS auction rate securities and put right	160	(160)	-
Ending balances at March 31, 2010	$35,690	$565	$36,255
Sales and Settlement	(8,100)	-	(8,100)
Unrealized Loss	(10)	-	(10)
Gain (loss) from UBS auction rate securities and put right	230	(230)	-
Ending balances at June 30, 2010	$27,810	$335	$28,145
Sales and Settlement	(8,775)	-	(8,775)
Unrealized Gain	45	-	45
Gain (loss) from UBS auction rate securities and put right	335	(335)	-
Ending balances at September 30, 2010	$19,415	$-	$19,415

During the three months ended September 30, 2010, the Company sold $8.8 million in auction rate securities at par. Of this amount, $8.6 million was classified as short-term investments and the remaining $0.2 million was classified as long-term investments.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Between October 2008 and June 2010, $9.6 million of these auction-rate securities were called at par. On June 30, 2010, the Company exercised the UBS put right and sold the remaining $8.6 million in auction rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. At December 31, 2009, both the impairment related to these auction-rate securities and the corresponding put right were valued at $0.7 million. The change in the impairment and the fair value of the put right was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. At September 30, 2010, the Company’s investment portfolio included $19.4 million, net of impairment charges of $0.9 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of September 30, 2010 and December 31, 2009, the cumulative impairment of $0.9 million and $1.1 million, respectively, was temporary based on the following analysis:

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

•
The majority of the securities remain AAA rated, with $8.7 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades during the nine months ended September 30, 2010; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 125%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of September 30, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Time-to-Liquidity	24 months	24 months	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%	2.2%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% - 9.4%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	3.2% - 8.0%, depending on the credit-rating of the security

The gross accumulated impairment charge was $0.9 million as of September 30, 2010, of which $0.8 million was recorded as temporary and $0.1 million was previously recorded as other-than-temporary. The gross accumulated impairment charge was $1.8 million as of December 31, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

9. Income Taxes

The income tax provision for the three and nine months ended September 30, 2010 was $0.3 million or 2.2% of the Company’s income before income taxes and $1.3 million or 4.8% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases. The income tax provision for the three and nine months ended September 30, 2009 was $0.6 million or 4.9% of the Company’s income before income taxes and $0.6 million or 3.6% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases.

10. Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorizes MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. As of September 30, 2010, the following shares have been repurchased through the open market and subsequently retired:

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998

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

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the quarter ended September 30, 2010 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on February 16, 2010 with the Securities and Exchange Commission.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including flat panel televisions, wireless communications, telecommunications equipment, general consumer products, notebook computers, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce additional new products within our existing product families, as well as in new product categories.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 89% of our revenue for the quarter ended September 30, 2010 and 84% of our revenue for the quarter ended September 30, 2009 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of September 30, 2010 and December 31, 2009 was $1.3 million and $0.9 million, respectively.

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

As of September 30, 2010 and December 31, 2009, we had a valuation allowance of $14.6 million and $14.6 million, respectively, attributable to management’s determination that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

Contingencies. We are engaged in legal proceedings regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies - Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

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

At September 30, 2010, the face value of our holdings in auction rate securities was $20.3 million, all of which was classified as long-term available-for-sale investments. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. During the year ended December 31, 2009, we recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Condensed Consolidated Statement of Operations.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.3%	39.3%	43.1%	40.6%

Gross profit	54.7%	60.7%	56.9%	59.4%
Operating expenses:
Research and development	17.2%	21.0%	19.9%	23.6%
Selling, general and administrative	15.6%	19.7%	18.8%	22.4%
Litigation expense	1.5%	5.9%	2.8%	6.0%
Litigation provision reversal, net	0.0%	(13.3%)	0.0%	(5.4%)
Total operating expenses	34.3%	33.3%	41.5%	46.6%

Income from operations	20.4%	27.4%	15.4%	12.8%
Other income (expense):
Interest and other income	0.4%	0.3%	0.5%	0.7%
Interest and other expense	(0.2%)	(0.2%)	(0.1%)	(0.3%)
Total other income, net	0.2%	0.1%	0.4%	0.4%

Income before income taxes	20.6%	27.5%	15.8%	13.2%
Income tax provision	0.5%	1.3%	0.7%	0.5%
Net income	20.1%	26.2%	15.1%	12.7%

Revenue.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009		2010	2009
	(in thousands)		Change	(in thousands)		Change
Revenue	$65,843	$47,996	37.3%	$171,783	$118,461	45.0%

Revenue for the three months ended September 30, 2010 was $65.8 million, an increase of $17.9 million, or 37.3%, from $48.0 million for the three months ended September 30, 2009. Revenue for the nine months ended September 30, 2010 was $171.8 million, an increase of $53.3 million, or 45.0%, from $118.5 million for the nine months ended September 30, 2009. Sales during 2009 were generally weak, primarily from the deterioration in the general demand for electronic products as a result of a worldwide financial crises and associated macro-economic slowdowns. In 2010, we saw an increase in demand for our DC to DC products, with third quarter sales having increased by 76.6% year over year and the nine months sales having increased by 61.1% year over year. The increase was primarily because of higher demand for electronic products in the consumer and communications markets. Sales of our lighting control products also increased as a result of greater demand for our WLED solution for consumer electronics products. This was partially offset by a reduction in the demand for our CCFL products. Audio sales were down year over year due to lower demand and a decline in the average selling price for certain of our audio products.

The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2010		2009			2010		2009
	(in thousands Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$55,230	83.9%	$36,723	76.6%	50.4%	$141,082	82.1%	$87,576	73.9%	61.1%
Lighting Control Products	9,380	14.2%	8,511	17.7%	10.2%	24,324	14.2%	20,544	17.4%	18.4%
Audio Amplifiers	1,233	1.9%	2,732	5.7%	(54.9)%	6,377	3.7%	10,341	8.7%	(38.3)%
	$65,843	100.0%	$47,966	100.0%	37.3%	$171,783	100.0%	$118,461	100.0%	45.0%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 54.7% for the three months ended September 30, 2010 and 60.7% for the three months ended September 30, 2009. Gross profit as a percentage of revenue, or gross margin, was 56.9% for the nine months ended September 30, 2010 and 59.4% for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010 and 2009, gross margin declined year-over-year. The decline in the gross margin was a result of changes in product mix, higher product costs, an increase in inventory reserves and declining average selling prices for certain of our products.

Research and Development.

	2010	2009		2010	2009
	(in thousands)		Change	(in thousands)		Change
Revenue	$65,843	$47,966	37.3%	$171,783	$118,461	45.0%
Research and development (“R&D”) (including stock-based compensation of $1,647 and $1,409 for the three months ended September 30, 2010 and 2009, respectively, and $5,377 and $4,656 for the nine months ended September 30, 2010 and 2009, respectively)	11,291	10,080	12.0%	34,116	27,929	22.2%
R&D as a percentage of revenue	17.2%	21.0%		19.9%	23.6%

R&D expenses were $11.3 million, or 17.2% of revenue, for the three months ended September 30, 2010 and $10.1 million, or 21.0% of revenue, for the three months ended September 30, 2009. R&D expenses were $34.1 million, or 19.9% of revenue, for the nine months ended September 30, 2010 and $27.9 million, or 23.6% of revenue, for the nine months ended September 30, 2009. The year-over-year increase was primarily due to an increase in variable compensation and stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009		2010	2009
	(in thousands)		Change	(in thousands)		Change
Revenue	$65,843	$47,966	37.3%	$171,783	$118,461	45.0%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $2,445 and $1,688 for the three months ended September 30, 2010 and 2009, respectively, and $8,083 and $5,558 for the nine months ended September 30, 2010 and 2009, respectively)	10,296	9,438	9.1%	32,304	26,567	21.6%
SG&A as a percentage of revenue	15.6%	19.7%		18.8%	22.4%

SG&A expenses were $10.3 million, or 15.6% of revenue, for the three months ended September 30, 2010 and $9.4 million, or 19.7% of revenue, for the three months ended September 30, 2009. SG&A expenses were $32.3 million, or 18.8% of revenue, for the nine months ended September 30, 2010 and $26.6 million, or 22.4% of revenue, for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010, SG&A as a percentage of revenue declined compared to the corresponding period in the prior year due to the efficiencies of greater scale from increased revenues. Total SG&A expenses increased year over year due to higher stock-based compensation expenses, increased sales costs and higher sales commissions as a result of increased revenue in 2010.

Litigation Expense.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009		2010	2009
	(in thousands)		Change	(in thousands)		Change
Revenue	$65,843	$47,966	37.3%	$171,783	$118,461	45.0%
Litigation expense	964	2,811	(65.7)%	4,759	7,090	(32.9)%
Litigation expense as a percentage of revenue	1.5%	5.9%		2.8%	6.0%

Litigation expenses were $1.0 million, or 1.5% of revenue, for the three months ended September 30, 2010 as compared to $2.8 million, or 5.9% of revenue, for the three months ended September 30, 2009. Litigation expenses were $4.8 million, or 2.8% of revenue, for the nine months ended September 30, 2010 as compared to $7.1 million, or 6.0% of revenue, for the nine months ended September 30, 2009. During the three and nine months ended September 30, 2010 and 2009, we incurred legal expenses primarily for the defense of our lawsuits involving O2Micro, which were resolved in the second quarter of 2010.

Litigation Provision Reversal, net. Litigation provision reversal, net was $6.4 million for the three and nine months ended September 30, 2009. During the quarter ended September 30, 2009, we completed the litigation process with respect to the lawsuit related to TSE, a customer. The conclusion of this lawsuit resulted in recording a reversal of a litigation provision of approximately $7.4 million. This provision was recorded as a litigation provision in the second quarter of 2007 and the reversal of this provision was reflected in the Litigation Provision Reversal, net item in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009. In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. This recovery was reduced by certain litigation stipulations for other parties involved in the case in the amount of $1.0 million.

Income Tax Provision. The income tax provision for the three and nine months ended September 30, 2010 was $0.3 million or 2.2% of our income before income taxes and $1.3 million or 4.8% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases. The income tax provision for the three and nine months ended September 30, 2009 was $0.6 million or 4.9% of our income before income taxes and $0.6 million or 3.6% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases.

Liquidity and Capital Resources.

As of September 30, 2010, we had working capital of $206.3 million, including cash and cash equivalents of $44.3 million and short-term investments of $140.7 million compared to working capital of $179.6 million, including cash and cash equivalents of $46.7 million and short-term investments of $118.9 million as of December 31, 2009. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the purchase of shares through the Company’s employee stock purchase plan.

For the nine months ended September 30, 2010, net cash provided by operating activities was $38.3 million. Net cash increased over the prior year period primarily due to strong operating results and an increase in accounts payable for inventory purchases to meet customer demands. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections have not been received. For the nine months ended September 30, 2009, net cash provided by operating activities was $15.6 million. Net cash increased over the prior year period primarily due to strong collections during the second quarter of 2009, an increase in accounts payable, primarily for inventory purchased, and strong operating results during the second quarter of 2009.

For the nine months ended September 30, 2010, net cash used in investing activities was $40.5 million, primarily related to the purchase of short-term investments and equipment purchases for our Chengdu facility. For the nine months ended September 30, 2009, net cash used in investing activities was $57.8 million, primarily related to the purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Other-than-temporary impairment charges are recorded in other income (expenses) in the Condensed Consolidated Statement of Operations.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Between October 2008 and June 2010, $9.6 million of these auction-rate securities were called at par. On June 30, 2010, the Company exercised the UBS put right and sold the remaining $8.6 million in auction rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. At December 31, 2009, both the impairment related to these auction-rate securities and the corresponding put right were valued at $0.7 million. The change in the impairment and the fair value of the put right was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Condensed Consolidated Statement of Operations.

At September 30, 2010, the Company’s investment portfolio included $19.4 million, net of impairment charges of $0.9 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of September 30, 2010 and December 31, 2009, the cumulative impairment of $0.9 million and $1.1 million, respectively, was temporary based on the following analysis:

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

5.
The majority of the securities remain AAA rated, with $8.7 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades during the nine months ended September 30, 2010; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 125%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of September 30, 2010 and December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Time-to-Liquidity	24 months	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%	2.2%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% - 9.4%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	3.2% - 8.0%, depending on the credit-rating of the security

From the second quarter of 2010 to the third quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. There was a slight decrease in the spread between the 90-day libor and t-bill forward rates as well as a small decrease in the FFELPS-guaranteed student-loan credit default spread. We also sold $8.8 million in auction-rate securities at par. The net effect of the adjustments was a reduction in the overall impairment from $1.3 million at June 30, 2010 to $0.9 million at September 30, 2010.

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

Net cash used in financing activities for the nine months ended September 30, 2010 was $0.5 million, primarily from stock repurchases in the amount of $17.0 million, which was substantially offset by the proceeds from the exercise of stock options in the amount of $13.3 million. Net cash provided by financing activities for the nine months ended September 30, 2009 was $10.7 million, primarily from the issuance of common stock in the amount of $10.2 million.

On July 27, 2010, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. As of September 30, 2010, the Company repurchased and subsequently retired 983,189 shares, at a cost of $17.0 million.

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

Contractual Obligations and Off Balance Sheet Arrangements.
We lease our headquarters and sales offices in San Jose, California. The building that we are leasing was sold and the new landlord has exercised the right to terminate the lease, effective April 18, 2012. Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option becomes available to us in March 2011. At that time, we will likely enter into a purchase agreement for this facility. We constructed a 140,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010. We also lease our sales offices in Japan, China, Taiwan and Korea.

The following table summarizes our lease obligations at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	2010	2011	2012	2013
Operating leases	$2,453	$434	$1,523	$438	$58

As of September 30, 2010, our total outstanding purchase commitments with vendors were $47.5 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $13.2 million as of December 31, 2009.

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 16, 2010. During the three and nine months ended September 30, 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are operating effectively to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to other actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. Further, if we are not successful in any of our intellectual property defenses, our financial condition cold be adversely affected and our business could be harmed. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could distract management’s focus on our operations and adversely affect our business.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from current capacity issues;

•	changes in manufacturing yields; and

•	movements in exchange rates, interest rates or tax rates.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At September 30, 2010, the Company’s investment portfolio included $19.4 million, net of impairment charges of $0.9 million, in government-backed student loan auction-rate securities. As of that date, $20.3 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity; and

•	changes in the estimation of the future size and growth rate of our markets.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the three months ended September 30, 2010, sales to our largest distributor accounted for approximately 18% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities.  Such activities are subject to a number of risks, including:

▪	the costs and expense associated with such activities;

▪	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

▪	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

▪	delays in bringing new foundry operations online; and

▪	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier’s capacity.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended September 30, 2010, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

If we fail to expand our customer base and significantly reduce the geographical concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

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

To the extent we are successful in completing strategic acquisitions, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

▪	unexpected losses of key employees or customers of the acquired companies or businesses;

▪	conforming the acquired company’s standards, processes, procedures and controls with our operations;

▪	coordinating new product and process development;

▪	hiring additional management and other critical personnel;

▪	increasing the scope, geographic diversity and complexity of our operations;

▪	difficulties in consolidating facilities and transferring processes and know-how;

▪	other difficulties in the assimilation of acquired operations, technologies or products;

▪	diversion of management’s attention from other business concerns; and

▪	adverse effects on existing business relationships with customers.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 16% of our outstanding common stock as of September 30, 2010. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Dated: November 3, 2010
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

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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