Form 10-K
period 2010-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2011-03-04
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2010 was 36,545,581.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2010 was $17.86.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2010 was $373,041,070.*

There were 35,315,748 shares of the registrant’s common stock issued and outstanding as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2010.

*
Excludes 15,658,623 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2010.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,
•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,
•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,
•	the impact of our outstanding litigation and changing market conditions on the revenue we derive from our CCFL product line,
•	the effect of auction-rate securities on our liquidity and capital resources,
•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,
•	estimates of our future liquidity requirements,
•	the cyclical nature of the semiconductor industry,
•	protection of our proprietary technology,
•	near term business outlook for 2011,
•	the factors that we believe will impact our ability to achieve revenue growth,
•	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2006 and 2007,
•	the percentage of our total revenue from various market segments, and
•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this annual report on Form 10-K and, in particular, in the section entitled “Item 1A. Risk Factors”.

Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this annual report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our quarterly reports on Form 10-Q and any current reports on Form 8-K.

PART I

ITEM 1.                BUSINESS

General

Monolithic Power Systems is a fabless semiconductor company that designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. We combine advanced process technology with our highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. Our products are used extensively in computing and network communications products, flat panel TVs, set top boxes and a wide variety of consumer and portable electronics products. We partner with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels. Founded in 1997 and headquartered in San Jose, California, we have expanded our global presence with offices in Taiwan, China, Korea, Japan, and Europe, which operate under MPS International, Ltd.

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

Products and Applications

We currently have three primary product families that address multiple applications within the computing, consumer electronics, communications, and industrial/automotive markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Direct Current (DC) to DC Converters. DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, set top boxes, TVs and monitors, automobiles and medical equipment. We believe that our DC to DC converters are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, and high switching speed in a small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices.

Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and LCD televisions. Backlighting solutions are typically either WLED lighting sources or cold cathode fluorescent lamps (CCFL). WLED lighting control ICs step-up or step-down a DC voltage, or convert from an AC line voltage supplied by the utility company (also called AC/DC Offline) and provide efficient precision power and protection to a LED string or to multiple LED strings. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products.

In addition to AC/DC offline solutions for lighting illumination applications, MPS also offers AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet.

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

The following is a brief summary of our product family solutions for various applications. For each of these applications, we are currently shipping product or have design wins, which are decisions by original equipment manufacturers, or OEMs, or original design manufacturers, or ODMs, to use our ICs:

Application	WLED Lighting Illumination (non-backlight)	LCD Backlight (Inverters or WLED)	DC to DC Converters (Buck & Boost)	µP Reset & Supervisory	Audio Amplifiers	AC/DC Offline	Chargers (Switching & Linear)	Current Limit Switches
Computing
Computers and PDA devices		X	X	X	X	X	X	X
LCD Monitors		X	X	X	X
Disk Drives/ Storage Networks			X					X
Consumer Electronics						X
LCD TV Displays		X	X	X	X			X
Plasma TV Displays		X	X	X	X			X
Set Top Boxes			X	X	X	X		X
Blu-Ray & DVD Players		X	X	X	X
Digital Still Cameras			X	X	X		X
Commercial & Industrial Bulb & CFL Replacement	X					X
GPS and Infotainment systems		X	X	X	X			X
Communications						X
Cellular Handsets			X		X	X	X
Networking Infrastructure			X	X		X
VOIP			X	X
Wireless Access Points			X	X

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

Please refer to the table showing our revenue by product family in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Customers, Sales, and Marketing

We sell our products through third party distributors, value-added resellers and directly to OEMs, ODMs, and electronic manufacturing service (EMS) providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers.  Distributors may distribute our products to end customers which include OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers. The following is a summary for the years ended December 31, 2010, 2009 and 2008 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Revenue
	Year ended December 31,
Customer	2010	2009	2008
A	14%	13%	20%
B	*	10%	10%
C	*	10%	*
D	*	*	*

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

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 87% of our revenue in 2010 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

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

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of January 18, 2011 we had approximately 84 patents issued and pending, of which 68 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through October 2028 and our other issued patents are scheduled to expire at various times through August 2027. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We have entered into a patent license agreement with another integrated circuit company, which is a value-added reseller, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years ending in 2011, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

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

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million and. which becomes exercisable in March 2011. We will likely enter into a purchase agreement for this facility at a date to be determined and as the opportunity necessitates. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. Furthermore, we are continuing to expand our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer.  Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm the business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2010, we employed 889 employees located in the United States, Taiwan, China, Japan, Korea and Europe.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of March 4, 2011 are as follows:

Name	Age	Position
Michael R. Hsing	51	President, Chief Executive Officer, and Director
Meera P. Rao	50	CFO and Principal Financial and Accounting Officer
Deming Xiao	48	President of MPS Asia Operations
Maurice Sciammas	51	Senior Vice President of Worldwide Sales and Marketing
Paul Ueunten	56	Senior Vice President of Engineering
Saria Tseng	40	Vice President, General Counsel

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

Meera P. Rao has served as our Chief Financial Officer since January 2011. Ms. Rao joined us in January 2009 and served as our Vice President of Finance and Corporate Controller. Prior to joining MPS, she was the principal in her own consulting practice, working with various semiconductor companies, including MPS, where she set up our business operations in Chengdu, China in 2006.  Ms. Rao has more than 20 years of experience with semiconductor and high technology companies and has held various senior executive positions, including the CFO of Integration Associates, Vice President of Finance and Interim CFO at Atrica, Vice President of Finance at Raza Foundries, Corporate Controller and Interim CFO at nVIDIA, as well as various positions at Advanced Micro Devices (AMD).  Ms. Rao is a CPA and holds an MBA from the University of Rochester.

Maurice Sciammas currently serves as our Senior Vice President of Worldwide Sales and Marketing, a position he has had since 2007. Mr. Sciammas joined the Company in July 1999 and served as Vice President of Products and Vice President of Sales (excluding greater China) until he was appointed to his current position.  Before joining the Company, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

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

Paul Ueunten has served as our Senior Vice President of Design Engineering since October 2007.  Mr. Ueunten joined us in May 1998 and held several senior level positions, including Vice President of Design Engineering, prior to his appointment as our Senior Vice President of Design Engineering.  Before joining us, Mr. Ueunten held positions at National Semiconductor, Signetics Corporation and Sperry Flight Systems. Mr. Ueunten holds a MS in Electrical Engineering from the University of Santa Clara, a BS in Electrical Engineering from the University of Washington and a BS in Engineering-Physics from Pacific Lutheran University. Mr. Ueunten is credited with a number of patents and is a Member of the Institute of Electrical and Electronics Engineers.

Saria Tseng has served as our Vice President and General Counsel since November 2004. Ms. Tseng joined the Company from MaXXan Systems, Inc., a privately held provider of intelligent storage networking solutions, where she was also Vice President and General Counsel from January 2001 to November 2004. Prior to her corporate experience, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP from July 1999 to January 2001. Previously, she practiced law at Wang & Wang and Jones Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from Boalt Hall, University of California at Berkeley and the Chinese Culture University in Taipei.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;
•	general economic, industry and global market conditions;
•	whether our forward guidance meets the expectations of our investors;
•	the depth and liquidity of the market for our common stock;
•	developments generally affecting the semiconductor industry;
•	commencement of or developments relating to our involvement in litigation;
•	investor perceptions of us and our business strategies;
•	changes in securities analysts’ expectations or our failure to meet those expectations;
•	actions by institutional or other large stockholders;
•	terrorist acts or acts of war;
•	actual or anticipated fluctuations in our results of operations;
•	developments with respect to intellectual property rights;
•	announcements of technological innovations or significant contracts by us or our competitors;
•	introduction of new products by us or our competitors;
•	our sale of common stock or other securities in the future;
•	conditions and trends in technology industries;
•	changes in market valuation or earnings of our competitors;
•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;
•	our ability to increase our gross margins; and
•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;
•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;
•	adverse general economic conditions in the countries where our products are sold or used;
•	the timing of developments and related expenses in our litigation matters;
•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;
•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);
•	increases in assembly costs due to commodity price increases, such as the price of gold;
•	the timing of new product introductions by us and our competitors;
•	the acceptance of our new products in the marketplace;
•	our ability to develop new process technologies and achieve volume production;
•	our ability to meet customer product demand in a timely manner;
•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;
•	an increase in stock rotation reserves;
•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;
•	inventory levels and product obsolescence;
•	seasonality and variability in the computer, consumer electronics, and communications markets;
•	the availability of adequate manufacturing capacity from our outside suppliers;
•	increases in prices for finished wafers due to general capacity shortages;
•	the potential loss of future business resulting from current capacity issues;
•	changes in manufacturing yields; and
•	movements in exchange rates, interest rates or tax rates.

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

In the past, our revenues increased significantly in certain years due to increased sales of certain of our products. Due to various factors, including increased competition, loss of certain of our customer install base, unfavorable changes in our operations, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and ongoing litigation, we may not experience growth rates comparable to past periods, which could materially and adversely affect our stock price and results of operations.

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the fourth quarter of 2010 and may continue to impact our revenue in future periods. If we are unable to fill this revenue gap, our growth rate may be impacted, which could materially and adversely affect our stock price and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. During 2010, our gross margins decreased materially as compared to 2009. Should we fail to improve our gross margin in future years, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the computer, consumer electronics and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2010, approximately 87% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2010, sales to our largest distributor accounted for approximately 14% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. Specifically, in the fourth quarter of 2010, demand was lower because distributors used up inventory that was shipped in the third quarter. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the fourth quarter of 2010 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities.  Such activities are subject to a number of risks, including:

▪	the costs and expense associated with such activities;
▪	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;
▪	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;
▪	delays in bringing new foundry operations online to meet increased product demand; and
▪	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier’s capacity.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from a third party manufacturer in advance of selling our product. We place orders with our manufacturer based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturer. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the time frame that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigations, or product returns, we may have excess inventory which, if not sold, may need to be disposed of or would result in a decrease in our revenues in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

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

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. We may also be subject to unanticipated legal proceedings, which would result in our incurrence of unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be impacted.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At December 31, 2010, the Company’s investment portfolio included $19.2 million, net of impairment charges of $1.0 million, in government-backed student loan auction-rate securities. As of that date, $20.2 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years.

Based on certain assumptions described in Note 2, “Fair Value Measurements”, to our consolidated financial statements and the Liquidity and Capital Resources section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008.

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

Certain of our CCFL products are used to drive fluorescent lighting products which contain small amount of mercury.

Our CCFL products are used to drive fluorescent lighting products which contain small amount of mercury. This is the subject of environmental concerns, particularly in Europe. Should environmental issues impair the widespread use of our CCFL-based products, and should we be unable to produce replacement products based on LED lighting fast enough to compensate for the loss of our CCFL-related business, our business and results of operations could be adversely affected.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations and/or have a negative impact on the trading price of our common stock.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this annual report on Form 10-K, we face the following risks, among others:

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of December 31, 2010. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our primary operating locations are currently in San Jose, California and Chengdu, Sichuan, China. We currently lease approximately 55,110 square feet in San Jose, which serves as our corporate headquarters, sales and research and development center. Certain test procedures and manufacturing also take place in our San Jose facility. The San Jose facility was sold and the new landlord has exercised their right to terminate the lease, effective April 18, 2012.

We lease approximately 56,000 square feet in Chengdu which serves as our test facility and manufacturing hub and we constructed a 150,000 square foot research and development facility in Chengdu, which was put into operation in October 2010. We also lease sales and research and development offices in the United States, Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

ITEM 3.                LEGAL PROCEEDINGS

O2Micro

We have been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”).  There are two proceedings, both involving O2Micro’s U.S. Patent No. 7,417,382 (‘382 patent).  On June 18, 2010, the U.S. International Trade Commission issued a final determination finding of no violation of Section 337 by us or our customers in an action brought by O2Micro International, Ltd. in 2008.  An International Trade Commission (“ITC”) administrative law judge had previously issued an initial determination on April 20, 2010 that also found no violation.  The ITC's final determination concludes that none of our accused products infringes O2Micro's U.S. Patent No. 7,417,382 (the '382 patent).

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California.  Subsequent to the ITC’s final determination finding of no violation, O2Micro filed a motion to dismiss its claims for infringement of the '382 patent, with prejudice, and covenanted not to sue us or any of our distributors or customers for infringement of the '382 patent.  On June 23, 2010, the court granted this motion and vacated the jury trial that was scheduled on July 12, 2010.  We filed a motion seeking recovery of costs and attorney fees from O2Micro.  On March 3, 2011, the court issued an order granting our motion in part.  It ordered O2Micro to pay $339,315 in costs forthwith and ordered the parties to meet and confer to try to reach an agreement as to the reasonable attorneys fees to be paid.  If the parties are unable to reach an agreement, we are to submit detailed documentation to the court in support of our fees request.

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

2010	High	Low
Fourth Quarter ended December 31, 2010	$18.52	$14.75
Third Quarter ended September 30, 2010	$19.90	$15.46
Second Quarter ended June 30, 2010	$25.34	$17.34
First Quarter ended March 31, 2010	$24.50	$18.40

2009
Fourth Quarter ended December 31, 2009	$24.75	$18.93
Third Quarter ended September 30, 2009	$25.26	$20.80
Second Quarter ended June 30, 2009	$23.40	$14.92
First Quarter ended March 31, 2009	$16.90	$10.67

Holders of Our Common Stock

As of February 22, 2011, we had approximately 22 stockholders of record and the closing price of common stock was $21.66 per share as reported by The Nasdaq Global Select Market.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2010, we estimate the total number of stockholders represented by these record holders to be at least 1,452.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

Performance of Our Common Stock

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 1/1/2010 and its relative performance is tracked through 12/31/2010.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the following shares have been repurchased through the open market and subsequently retired:

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
Total Shares Repurchased	1,899,789		$31,527

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

ITEM 6.                SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)

Revenue	$218,840	$165,008	$160,511	$134,004	$105,015
Cost of revenue, including stock-based compensation*	97,383	67,330	61,184	48,781	38,107
Gross profit	121,457	97,678	99,327	85,223	66,908

Operating expenses:
Research and development, including stock-based compensation*	44,372	38,295	34,850	27,342	22,301
Selling, general and administrative, including stock-based compensation*	41,169	36,752	35,256	29,537	27,594
Lease abandonment	-	-	-	(496)	1,218
Litigation expense	5,418	9,457	6,714	9,370	11,560
Patent litigation settlement (provision reversal)	-	(6,356)	-	9,800	3,000
Total operating expenses	90,959	78,148	76,820	75,553	65,673

Income from operations	30,498	19,530	22,507	9,670	1,235

Other income (expense):
Interest and other income	1,156	1,047	3,587	4,741	2,637
Other expense	(234)	(429)	(652)	(139)	(273)
Total other income, net	922	618	2,935	4,602	2,364

Income before income taxes	31,420	20,148	25,442	14,272	3,599
Income tax provision	1,857	474	1,216	2,692	6,024
Net income (loss)	29,563	19,674	24,226	11,580	(2,425)

Basic income (loss) per share	$0.83	$0.57	$0.72	$0.37	$(0.08)
Diluted income (loss) per share	$0.78	$0.54	$0.67	$0.33	$(0.08)

Weighted-average common shares outstanding	35,830	34,310	33,509	31,703	29,502
Stock options, restricted stock and warrants	1,996	2,324	2,611	3,387	-
Diluted weighted-average common equivalent shares outstanding	37,826	36,634	36,120	35,090	29,502

* Stock-based compensation has been included in the following line items:
Cost of revenue	$393	$246	$344	$539	$539
Research and development	6,742	6,408	5,821	4,625	5,236
Selling, general and administrative	9,675	7,957	6,993	6,064	5,749
Total	$16,810	$14,611	$13,158	$11,228	$11,524

Consolidated Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$48,010	$46,717	$83,266	$83,114	$50,816
Short-term investments	129,709	118,914	21,922	27,765	27,674
Long-term investments	19,180	19,445	37,425	-	-
Restricted cash	-	-	7,360	7,350	-
Working capital	195,403	179,577	117,365	119,348	77,111
Restricted assets	-	-	7	8,340	8,309
Total assets	281,603	241,821	195,299	172,590	117,327
Common stock	178,269	175,518	147,298	143,890	113,168
Total stockholders' equity	246,895	212,957	164,645	137,537	95,025

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this annual report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 87% of our revenue for the year ended December 31, 2010 and 84% of our revenue for the year ended December 31, 2009 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 85% of our distributor sales, including sales to our value-added resellers, are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors, with value-added resellers having payment terms up to 90 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

Approximately 15% of our distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements.  These distributors do not receive any stock rotation rights and, as such, hold very little inventory, if any.  We do not have a history of accepting returns from these distributors.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of December 31, 2010 and 2009 was $1.0 million and $0.9 million, respectively.

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

As of December 31, 2010, 2009 and 2008, we had a valuation allowance of $16.8 million, $14.6 million and $14.4 million, respectively, attributable to management’s determination that none of the deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. As a result of the cost sharing arrangements  with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity.   Historically, the US operations have shown an inconsistent earnings pattern due to litigation costs not subject to cost sharing.  The Company evaluated its US valuation allowance at December 31, 2010 by reviewing both its earnings history and its expected earnings for the next 12 months in its US entity.  Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the US deferred tax benefits would not be realized.  We have settled most of our legacy litigation matters that resulted in litigation cost that were not subject to cost share in the past.  As a result, during our next fiscal year, a relatively small number of design wins in the US, and the absence of new litigation that may be not subject to cost share may position the US entity for a stable earnings pattern.  As such, we will continue to evaluate if our facts and circumstances warrant a reversal of the valuation allowance against the US deferred tax benefits during fiscal year 2011.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Warranty Reserves. We currently provide a 12-month warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. We record estimated warranty costs by product, which are based on historical experience over the preceding 12 months, at the time we recognize product revenue. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. There have been situations where we have recognized warranty reserves for specific claims, separate from our historical run rates. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

At December 31, 2010, the face value of our holdings in auction rate securities was $20.2 million, all of which was classified as long-term available-for-sale investments. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our consolidated statement of operations.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating ASU 2009-13 and the impact, if any, that it may have on our results of operations or financial position.

Results of Operations

 The table below shows the Consolidated Statements of Operations amounts (in thousands) and shows each as a percentage of revenue.

	Year ended December 31,
	2010		2009		2008
	(in thousands, except percentages)

Revenue	$218,840	100.0%	$165,008	100.0%	$160,511	100.0%
Cost of revenue	97,383	44.5	67,330	40.8	61,184	38.1
Gross profit	121,457	55.5	97,678	59.2	99,327	61.9

Operating expenses:
Research and development	44,372	20.3	38,295	23.3	34,850	21.7
Selling, general and administrative	41,169	18.8	36,752	22.3	35,256	22.0
Litigation expense	5,418	2.5	9,457	5.7	6,714	4.2
Patent litigation settlement (provision reversal)	-	-	(6,356)	(3.9)	-	-
Total operating expenses	90,959	41.6	78,148	47.4	76,820	47.9

Income from operations	30,498	13.9	19,530	11.8	22,507	14.0

Interest and other income	1,156	0.6	1,047	0.6	3,587	2.2
Other expense	(234)	(0.1)	(429)	(0.2)	(652)	(0.4)
Total other income, net	922	0.5	618	0.4	2,935	1.8

Income before income taxes	31,420	14.4	20,148	12.2	25,442	15.9
Income tax provision	1,857	0.9	474	0.3	1,216	0.8

Net income	$29,563	13.5%	$19,674	11.9%	$24,226	15.1%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Year ended December 31,						Percent Change
Product Family	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue	2010 to 2009 Change	2009 to 2008 Change
DC to DC Converters	$183,051	83.7%	$123,581	74.9%	$115,373	71.9%	48.1%	7.1%
Lighting Control Products	28,554	13.0%	27,836	16.9%	32,308	20.1%	2.6%	(13.8%)
Audio Amplifiers	7,235	3.3%	13,591	8.2%	12,830	8.0%	(46.8%)	5.9%
Total	$218,840	100.0%	$165,008	100.0%	$160,511	100.00%

Revenue. Revenue for the year ended December 31, 2010 was $218.8 million, an increase of $53.8 million, or 32.6%, from $165.0 million for the year ended December 31, 2009. Sales during the first three quarters of 2010 were strong for MPS and the semiconductor industry in general. However, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the fourth quarter and may continue to impact our revenue in future periods. In addition, in the fourth quarter of 2010, sales were lower because distributors used up inventory that was shipped in the third quarter and the general demand for consumer products declined more than seasonally. Sales during 2009 were generally weak, primarily from the deterioration in the general demand for electronic products as a result of a worldwide financial crises and associated macro-economic slowdowns.

In 2010, we saw an increase in demand for our DC to DC products, with sales having increased by $59.5 million or 48.1% over sales in 2009. The increase was primarily because of higher demand for electronic products in the consumer and communications markets. Sales of our lighting control products increased slightly as a result of greater demand for our WLED solution for consumer electronics products. This was partially offset by a reduction in the demand for our CCFL products. Audio sales were down year over year due to lower demand and a decline in the average selling price for certain of our audio products.

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

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 55.5% for the year ended December 31, 2010 and 59.2% for the year ended December 31, 2009. Gross margin declined year-over-year as a result of a change in the product mix, higher product costs from increased wafer and gold costs, underutilized capacity towards the end of 2010 and an increase in inventory reserves.

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

	Year ended December 31,			Percentage Change
	2010	2009	2008	2010 to 2009	2009 to 2008
	(in thousands, except percentages)
Revenue	$218,840	$165,008	$160,511	32.6%	2.8%
Research and development ("R&D"), excluding stock-based compensation	37,630	31,887	29,029	18.0%	9.8%
R&D stock-based compensation	6,742	6,408	5,821	5.2%	10.1%
Total R&D	$44,372	$38,295	$34,850	15.9%	9.9%
R&D as a percentage of net revenue	20.3%	23.2%	21.7%

R&D expenses were $44.4 million, or 20.3% of revenue, for the year ended December 31, 2010 and $38.3 million, or 23.2% of revenue, for the year ended December 31, 2009. The year-over-year increase was primarily due to an increase in variable compensation, facilities costs and costs associated with new product development.

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

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Year ended December 31,			Percentage Change
	2010	2009	2008	2010 to 2009	2009 to 2008
	(in thousands, except percentages)
Revenue	$218,840	$165,008	$160,511	32.6%	2.8%
Selling, general and administrative ("SG&A"), excluding stock-based compensation	31,494	28,795	28,263	9.4%	1.9%
SG&A stock-based compensation	9,675	7,957	6,993	21.6%	13.8%
Total SG&A	$41,169	$36,752	$35,256	12.0%	4.2%
SG&A as a percentage of net revenue	18.8%	22.3%	22.0%

SG&A expenses were $41.2 million, or 18.8% of revenue, for the year ended December 31, 2010 and $36.8 million, or 22.3% of revenue, for the year ended December 31, 2009. SG&A as a percentage of revenue declined compared to the corresponding period in the prior year due to the efficiencies of greater scale from increased revenues. Total SG&A expenses increased year over year due to higher stock-based compensation expenses and an increase in sales commissions and other variable compensation as a result of increased revenue in 2010.

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

Litigation Expense, excluding Patent Litigation Settlement and Provision Reversal, net.

	Year ended December 31,			Percentage Change
	2010	2009	2008	2010 to 2009	2009 to 2008
	(in thousands, except percentages)
Revenue	$218,840	$165,008	$160,511	32.6%	2.8%
Litigation expense	5,418	9,457	6,714	(42.7%)	40.9%
Litigation expense as a percentage of net revenue	2.5%	5.7%	4.2%

Litigation expenses, excluding patent litigation settlements and provision reversals were $5.4 million, or 2.5% of revenue, for the year ended December 31, 2010 as compared to $9.5 million, or 5.7% of revenue, for the year ended December 31, 2009. As a result of settling our lawsuits involving O2Micro in the second quarter of 2010, our legal expenses were significantly lower in 2010 compared to 2009.

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

Patent Litigation Settlement (Provision Reversal, net).

	Year ended December 31,			Percentage Change
	2010	2009	2008	2010 to 2009	2009 to 2008
	(in thousands, except percentages)
Revenue	$218,840	$165,008	$160,511	32.6%	2.8%
Patent litigation settlement (provision reversal)	-	(6,356)	-
Patent litigation settlement (provision reversal) as a percentage of net revenue	0.0%	(3.9%)	0.0%

There were no patent litigation settlements or provision reversals in 2010. Patent litigation provision reversal, net was $6.4 million for the year ended December 31, 2009. In 2009, we completed the litigation process with respect to the lawsuit related to TSE, a customer.  The conclusion of this lawsuit resulted in recording a reversal of a patent litigation provision of approximately $7.4 million. This provision was recorded as a patent litigation provision in the second quarter of 2007 and the reversal of this provision in 2009 is reflected in the Patent Litigation Settlement and Provision Reversal, net item in the Consolidated Statement of Operations.  In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. This recovery was reduced by certain litigation stipulations for other parties involved in the case in the amount of $1.0 million.

Interest and Other Income. For the years ended December 31, 2010, 2009 and 2008, interest and other income was $1.2 million, $1.0 million and $3.6 million, respectively. Interest rates remained low in 2010, resulting in a small increase in interest income as our cash and investment balances grew year over year. For the years ended December 31, 2009 and 2008, despite year over year increases in cash, cash equivalents and investment balances, interest income decreased due to significant declines in interest rates as a result of the economic downturn.

Other Expense. Other expense, comprised mainly of foreign exchange losses, was $0.2 million, $0.4 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Tax Provision. The income tax provision for the year ended December 31, 2010 was $1.9 million or 5.9% of our income before income taxes. This was lower than the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released.

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

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $195.4 million, including cash and cash equivalents of $48.0 million and short-term investments of $129.7 million compared to working capital of $179.6 million, including cash and cash equivalents of $46.7 million and short-term investments of $118.9 million as of December 31, 2009. Our working capital increased year-over-year primarily due to cash generated from operating activities and the proceeds received from the exercise of options and from the employee stock purchase program.

For the year ended December 31, 2010, net cash provided by operating activities was $48.5 million, primarily due to strong operating results, partially offset by an increase in inventory to support the deliveries in the first quarter of 2011.

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

For the year ended December 31, 2010, net cash used in investing activities was $33.8 million, primarily related to the Chengdu building construction and equipment purchases for our Chengdu facility and the net purchase of short-term investments. For the year ended December 31, 2009, net cash used in investing activities was $82.1 million, primarily related to the net purchase of short-term investments. For the year ended December 31, 2008, net cash used in investing activities was $29.6 million, primarily related to the purchase of $28.1 million in auction-rate securities, which became illiquid in February 2008, and the purchase of $5.2 million in capital equipment. This was offset by the release of $8.6 million in restricted assets as a result of an agreement between O2Micro and us relating to certain legal proceedings in Taiwan.

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

At December 31, 2010, the Company’s investment portfolio included $19.2 million, net of impairment charges of $1.0 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of December 31, 2010 and 2009, the cumulative impairment of $1.0 million and $1.1 million, respectively, was temporary based on the following analysis:

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

5.
The majority of the securities remain AAA rated, with $8.6 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades during the year ended December 31, 2010; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 126%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of December 31, 2010 and 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Time-to-Liquidity	24 months	24 months	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%	2.2%	2.9%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% - 9.4%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	3.2% - 8.0%, depending on the credit-rating of the security	4.1% - 8.9%, depending on the credit-rating of the security

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Between October 2008 and June 2010, $9.6 million of these auction-rate securities were called at par. On June 30, 2010, the Company exercised the UBS put right and sold the remaining $8.6 million in auction rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. At December 31, 2009, we had $16.9 million in eligible auction-rate securities remaining at UBS. The impairment related to these auction-rate securities and the corresponding put right were valued at $0.7 million. The change in the impairment and the fair value of the put right was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Consolidated Statement of Operations.

From the end of the third quarter of 2010 to the end of the fourth quarter of 2010, we sold $0.2 million in auction-rate securities at par. However, the FFELPS-guaranteed student-loan credit default spread and the spread between the 90-day libor and t-bill forward rates increased. The net effect of the adjustments was an increase in the overall impairment from $0.9 million at September 30, 2010 to $1.0 million at December 31, 2010.

From the end of the second quarter of 2010 to the end of the third quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. There was a slight decrease in the spread between the 90-day libor and t-bill forward rates as well as a small decrease in the FFELPS-guaranteed student-loan credit default spread. We also sold $8.8 million in auction-rate securities at par, all of which was related to the exercise of the UBS put right. The net effect of the adjustments was a reduction in the overall impairment from $1.3 million at June 30, 2010 to $0.9 million at September 30, 2010.

From the end of the first quarter of 2010 to the end of the second quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. The spread between the 90-day libor and t-bill forward rates remained relatively constant. We sold $8.1 million in auction rate securities at par, all of which were held at UBS. However, the FFELPs-guaranteed student-loan credit default spread increased slightly. The net effect of the adjustments was a reduction in the overall impairment from $1.5 million at March 31, 2010 to $1.3 million at June 30, 2010. The overall impairment decreased primarily because we sold a large amount of auction-rate securities back to UBS at par. This was partially offset by a slight increase in the FFELPS-guaranteed student-loan credit default spread.

From the end of the fourth quarter of 2009 to the end of the first quarter of 2010, we kept the time-to-liquidity constant at 2.0 years. We sold $0.2 million in auction-rate securities at par. The spread between the 90-day libor and t-bill forward rate decreased and the FFELPs-guaranteed student-loan credit default spread decreased. The net effect of the adjustments was a reduction in the overall impairment from $1.8 million at December 31, 2009 to $1.5 million at March 31, 2010.

Net cash used in financing activities for the year ended December 31, 2010 was $14.0 million, primarily related to the repurchase of our common stock in the amount of $31.5 million, which was partially offset by the exercise of options and proceeds from our Employee Stock Purchase Plan in the amount of $16.2 million. Net cash provided by financing activities for the year ended December 31, 2009 was $13.6 million, primarily from the exercise of stock options and proceeds from our Employee Stock Purchase Plan in the amount of $13.0 million.

Net cash used by financing activities for the year ended December 31, 2008 was $9.8 million, primarily from the repurchase of $25.0 million of our common stock. This was partially offset by the proceeds related to the exercise of options and proceeds from our Employee Stock Purchase Plan of common stock in the amount of $14.5 million and excess tax benefits related to the exercise of options of $0.8 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the following shares have been repurchased through the open market and subsequently retired:

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
Total Shares Repurchased	1,899,789		$31,527

There were no repurchases in 2009.

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

In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration.  We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Contractual Obligations

We lease our headquarters and sales offices in San Jose, California. The San Jose facility was sold and the new landlord has exercised their right to terminate the lease, effective April 18, 2012.

In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million and which becomes exercisable in March 2011. We will likely enter into a purchase agreement for this facility at a date to be determined and as the opportunity necessitates.

As of December 31, 2010, our total outstanding purchase commitments were $14.4 million, which includes wafer purchases from our two foundries, the purchase of assembly services primarily from multiple contractors in Asia and purchase commitments related to the construction of our Chengdu facility. This compares to purchase commitments of $13.2 million as of December 31, 2009.

The following table summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases	$2,413	$1,665	$574	$174	$-	$-	$-
Outstanding purchase commitments	$14,379	$14,379	$-	$-	$-	$-	$-

	$16,792	$16,044	$574	$174	$-	$-	$-

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $5.0 million, after considering the valuation allowance, from the table above.

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2010, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations of +/- 10% in such local currencies could impact our annual results of operations by approximately $4.2 million.

Value Change to Long-Term Investments

As of December 31, 2010, all of our holdings in auction rate securities, which have a face value of $20.2 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $2.0 million.

In valuing the auction-rate securities using the discounted cash flow model, a change in either the liquidity risk premium or time-to-liquidity by 10% would result in a $0.1 million change in the value of our auction-rate securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
March 4, 2011

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$48,010	$46,717
Short-term investments	129,709	118,914
Accounts receivable, net of allowances of $0 in both 2010 and 2009	18,347	15,521
Inventories	25,789	19,616
Deferred income tax assets, net - current	204	5
Prepaid expenses and other current assets	2,314	2,726
Total current assets	224,373	203,499
Property and equipment, net	37,262	17,968
Long-term investments	19,180	19,445
Deferred income tax assets, net - long-term	39	175
Other assets	749	734
Total assets	$281,603	$241,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,979	$7,787
Accrued compensation and related benefits	8,792	8,454
Accrued liabilities	11,199	7,681
Total current liabilities	28,970	23,922

Non-current income tax liability	5,015	4,915
Other long-term liabilities	723	27
Total liabilities	34,708	28,864
Stockholders' equity:
Common stock, $0.001 par value, $35 and $35 in 2010 and 2009, respectively; shares authorized: 150,000,000; shares issued and outstanding: 35,063,033 and 35,165,316 in 2010 and 2009, respectively	178,269	175,518
Retained earnings	66,647	37,085
Accumulated other comprehensive income	1,979	354
Total stockholders’ equity	246,895	212,957
Total liabilities and stockholders’ equity	$281,603	$241,821

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenue	$218,840	$165,008	$160,511
Cost of revenue	97,383	67,330	61,184
Gross profit	121,457	97,678	99,327
Operating expenses:
Research and development	44,372	38,295	34,850
Selling, general and administrative	41,169	36,752	35,256
Litigation expense	5,418	9,457	6,714
Litigation provision reversal, net	-	(6,356)	-
Total operating expenses	90,959	78,148	76,820

Income from operations	30,498	19,530	22,507
Other income (expense):
Interest and other income	1,156	1,047	3,587
Other expense	(234)	(429)	(652)
Total other income, net	922	618	2,935

Income before income taxes	31,420	20,148	25,442
Income tax provision	1,857	474	1,216
Net income	$29,563	$19,674	$24,226

Basic income per share	$0.83	$0.57	$0.72
Diluted income per share	$0.78	$0.54	$0.67

Weighted-average common shares outstanding	35,830	34,310	33,509
Stock options and restricted stock	1,996	2,324	2,611
Diluted weighted-average common equivalent shares outstanding	37,826	36,634	36,120

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Deferred Stock	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Compensation	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2007	33,454,595	$143,890	$(3)	$(6,815)	$465	$137,537
Components of comprehensive loss:
Net income				24,226		24,226
Impairment of Auction Rate Securities					(1,400)	(1,400)
Unrealized gains					(1)	(1)
Foreign exchange gain					872	872
Total comprehensive income						23,697
Exercise of stock options, including net excess tax benefit of $765	1,417,585	13,480				13,480
Repurchase of common shares	(1,430,105)	(25,043)				(25,043)
Shares purchased through ESPP	125,207	1,778				1,778
Stock-based compensation expense, net of forfeitures		13,151	3			13,154
Compensation expense for non-employee stock options		42				42
Release of restricted stock upon vesting	79,539	-				-
Balance as of December 31, 2008	33,646,821	$147,298	$-	$17,411	$(64)	$164,645
Components of comprehensive income:
Net income				19,674		19,674
Impairment of Auction Rate Securities					340	340
Unrealized losses					(109)	(109)
Foreign exchange gain					187	187
Total comprehensive income						20,092
Exercise of stock options, including net excess tax benefit of $643	1,217,272	11,824				11,824
Shares purchased through ESPP	161,026	1,794				1,794
Stock-based compensation expense, net of forfeitures		14,484				14,484
Compensation expense for non-employee stock options		118				118
Release of restricted stock upon vesting	140,197	-				-
Balance as of December 31, 2009	35,165,316	$175,518	$-	$37,085	$354	$212,957
Components of comprehensive income:
Net income				29,563		29,563
Impairment of Auction Rate Securities					160	160
Unrealized losses					104	104
Foreign exchange gain					1,361	1,361
Total comprehensive income						31,188
Exercise of stock options, including net excess tax benefit of $1,256	1,452,245	15,597				15,597
Repurchase of common shares	(1,899,789)	(31,527)				(31,527)
Shares purchased through ESPP	114,387	1,885				1,885
Stock-based compensation expense, net of forfeitures		16,803				16,803
Compensation expense for non-employee stock options		(7)				(7)
Release of restricted stock upon vesting	230,874	-				-
Balance as of December 31, 2010	35,063,033	$178,269	$-	$66,647	$1,979	$246,895

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$29,563	$19,674	$24,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,016	6,573	5,725
Loss on disposal of property and equipment	1	17	5
Amortization and realized gain (loss) on debt instruments	688	380	(36)
Deferred income tax assets	(56)	(84)	710
Credit loss on auction-rate securities	-	70	-
Tax benefit from stock option transactions	3,349	2,288	2,110
Excess tax benefit from stock option transactions	(1,256)	(643)	(765)
Stock-based compensation	16,810	14,611	13,158
Changes in operating assets and liabilities:
Accounts receivable	(2,826)	(6,406)	(876)
Inventories	(6,184)	(737)	(1,356)
Prepaid expenses and other assets	378	(101)	2,242
Accounts payable	1,155	2,699	(1,382)
Accrued and long-term liabilities	556	(5,633)	(1,816)
Accrued income taxes payable and noncurrent tax liabilities	(1,995)	(1,492)	(1,897)
Accrued compensation and related benefits	295	548	(458)
Net cash provided by operating activities	48,494	31,764	39,590

Cash flows from investing activities:
Property and equipment purchases	(22,779)	(9,954)	(5,233)
Purchase of intangible assets	-	(310)	-
Purchase of short-term investments	(208,621)	(159,917)	(36,608)
Proceeds from sale of short-term investments	197,243	80,586	30,985
Proceeds from sale of long-term investments	425	100	725
Changes in restricted assets	(19)	7,367	8,566
Net cash used in investing activities	(33,751)	(82,128)	(29,615)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,339	11,181	12,715
Proceeds from employee stock purchase plan	1,885	1,794	1,778
Repurchase of common stock	(31,527)	-	(25,043)
Excess tax benefits from stock option transactions	1,256	643	765
Net cash provided by (used in) financing activities	(14,047)	13,618	(9,785)

Effect of change in exchange rates	597	197	(38)
Net increase (decrease) in cash and cash equivalents	1,293	(36,549)	152
Cash and cash equivalents, beginning of period	46,717	83,266	83,114
Cash and cash equivalents, end of period	$48,010	$46,717	$83,266

Supplemental disclosures for cash flow information:
Cash paid (received) for taxes	$35	$321	$(2,482)
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$4,264	$663	$228
Unrealized loss on auction-rate securities	$(104)	$(340)	$1,400
Temporary impairment of auction-rate securities	$(160)	$70	$(1,250)
Other-than-temporary impairment of short-term investments	$-	$525	$-
Value of auction-rate security put right	$-	$(525)	$1,250

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

 Certain Significant Risks and Uncertainties — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of government agencies and treasuries and the Company’s long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Fair Value of Financial Instruments — ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

•	Level 1: Quoted prices in active markets for identical assets;

•	Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active; and

•	Level 3: Significant unobservable inputs.

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

At December 31, 2010, the face value of the Company’s holdings in auction rate securities was $20.2 million, all of which was classified as long-term available-for-sale investments. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. The Company records an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in the Company’s consolidated statement of operations.

The Company adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. During the year ended December 31, 2009, the Company recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Consolidated Statement of Operations. There were no such losses recognized in 2010 and 2008.

Based on certain assumptions described in Note 2, the Company recorded impairment charges on its holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period. The Chengdu building, which was placed in service in October 2010, has a depreciation life of 30 years.

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

Other Assets — Other assets consist primarily of intangible assets for the land use rights in Chengdu, purchased patents and long-term lease deposits.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition — The Company recognizes revenue in accordance with ASC 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Approximately 85% of the Company’s distributor sales, including sales to the Company’s value-added resellers, are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors, with value-added resellers having payment terms up to 90 days), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

Approximately 15% of the Company’s distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements.  These distributors do not receive any stock rotation rights.

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

In 2006, the Company signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. For the years ended December 31, 2010 and 2009, the deferred revenue balance from this distributor was $1.0 million and $0.9 million, respectively.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, under the modified prospective method. ASC 718-10-30 eliminated the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company currently use the Black-Scholes option-pricing model to estimate the fair value of its share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends.

Research and Development — Costs incurred in research and development are charged to operations as incurred.

Income Taxes — ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, the Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities for its estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of December 31, 2010, 2009 and 2008, the Company had a valuation allowance of $16.8 million, $14.6 million and $14.4 million, respectively, attributable to management’s determination that none of the US deferred tax assets will be realized, except for certain deferred tax assets related to uncertain income tax positions. As a result of the cost sharing arrangements  with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity.  Historically, the US operations have shown an inconsistent earnings pattern due to litigation costs not subject to cost sharing.  The Company evaluated its US valuation allowance at December 31, 2010 by reviewing both its earnings history and its expected earnings for the next 12 months in its US entity.  Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the US deferred tax benefits would not be realized.  The Company has settled most of its legacy litigation matters that resulted in litigation cost that were not subject to cost share in the past.  As a result, during the Company’s next fiscal year, a relatively small number of design wins in the US, and the absence of new litigation that may be not subject to cost share may position the US entity for a stable earnings pattern.  As such, the Company will continue to evaluate if its facts and circumstances warrant a reversal of the valuation allowance against the US deferred tax benefits during fiscal year 2011.

The Company incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Patent Litigation — Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 10).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss) — Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income (loss) includes unrealized gains/(losses) on investments and foreign exchange gains/(losses) for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Net income	$29,563	$19,674	$24,226
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	160	340	(1,400)
Unrealized gain (loss) on available-for-sale securities	104	(109)	(1)
Foreign currency translation adjustments	1,361	187	872
Comprehensive income	$31,188	$20,092	$23,697

Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2010 consisted primarily of approximately $2.8 million related to translation gains, offset by $0.9 million related to the impairment of the Company’s holdings in auction-rate securities. Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2009 consisted primarily of $1.5 million related to translation gains, offset by $1.1 million related to the impairment of the Company’s holdings in auction-rate securities.

New Accounting Standards — In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

2.  Fair Value Measurements

The following is a schedule of the Company’s cash and cash equivalents and short-term and long-term investments as of December 31, 2010 and 2009 (in thousands):

	Adjusted Cost and Estimated Fair Market Value as of December 31,
	2010	2009
Cash, Cash Equivalents and Investments
Cash in Banks	$48,010	$44,717
Government Agencies / Treasuries	117,302	104,064
Commercial Paper / Corporate Notes	12,407	-
Auction-Rate Securities backed by Student-Loan Notes	19,180	35,570
Put Right	-	725
Total Cash, Cash Equivalents and Investments	$196,899	$185,076

Reported as:
Cash and Cash Equivalents	$48,010	$46,717
Short-term Available-for-Sale Investments	129,709	102,064
Short-term Trading Investments	-	16,850
Long-term Available-for-Sale Investments	19,180	19,445
Total Cash, Cash Equivalents and Investments	$196,899	$185,076

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s investments classified as available-for-sale or trading securities as of December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Less than 1 year	$100,637	$73,566
1 - 5 years	29,072	20,053
Greater than 5 years	19,180	44,740
	$148,889	$138,359

The Company follows the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted in the table below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased. Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.

The following tables detail the fair value measurements as of December 31, 2010 and 2009 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
US Treasury and US Government Agency Bonds	$117,302	$117,302	$-	$-
Commercial Paper / Corporates	12,407	-	12,407	-
Long-term available-for-sale auction-rate securities	19,180	-	-	19,180
	$148,889	$117,302	$12,407	$19,180

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
US Treasury and US Government Agency Bonds	$104,064	$104,064	$-	$-
Long-term available-for-sale auction-rate securities	19,445	-	-	19,445
Short-term trading auction-rate securities	16,125	-	-	16,125
Put right	725	-	-	725
	$140,359	$104,064	$-	$36,295

At December 31, 2010, fixed income available-for-sales securities included $117.3 million in US government agencies and treasuries and $12.4 million in corporate notes and commercial paper, all of which are classified as short-term investments. From these investments, there was $18,000 in unrealized losses. The impact of gross unrealized gains and losses was not material. At December 31, 2010, the Company also had $20.2 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments and $15.6 million in money market funds.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Beginning balances as of January 1, 2009	$36,175	$1,250	$37,425
Sales and Settlement	(1,400)	-	(1,400)
Unrealized Gain	270	-	270
Gain (loss) from UBS auction rate securities and put right	525	(525)	-
Ending balances at December 31, 2009	$35,570	$725	$36,295
Sales and Settlement	(17,275)	-	(17,275)
Unrealized Gain	160	-	160
Gain (loss) from UBS auction rate securities and put right	725	(725)	-
Ending balances at December 31, 2010	$19,180	$-	$19,180

During the year ended December 31, 2010, the Company sold $17.3 million in auction rate securities at par. Of this amount, $16.9 million was classified as short-term investments and the remaining $0.4 million was classified as long-term investments.

In October 2008, the Company accepted an offer to participate in an auction-rate security rights offering from UBS to sell up to $18.2 million in face value of eligible auction-rate securities commencing in June 2010. Between October 2008 and June 2010, $9.6 million of these auction-rate securities were called at par. On June 30, 2010, the Company exercised the UBS put right and sold the remaining $8.6 million in auction rate securities at par, for which the sale was completed and proceeds were received on July 1, 2010. At December 31, 2009, the Company had $16.9 million in eligible auction-rate securities remaining at UBS. The impairment related to these auction-rate securities and the corresponding put right were valued at $0.7 million. The change in the impairment and the fair value of the put right was recorded in accordance with the provisions of ASC 320-10-35 and ASC 320-10-50 in other income (expense) in the Consolidated Statement of Operations.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. At December 31, 2010, the Company’s investment portfolio included $19.2 million, net of impairment charges of $1.0 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of December 31, 2010 and 2009, the cumulative impairment of $1.0 million and $1.1 million, respectively, was temporary based on the following analysis:

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

•
The majority of the securities remain AAA rated, with $8.6 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades during the year ended December 31, 2010; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 126%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 105%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of December 31, 2010 and 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009.

Unless another rights offering or other similar offers are made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Time-to-Liquidity	24 months	24 months	24 months	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.4%	2.4%	2.7%	2.2%	2.9%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	5.2% - 10.0%, depending on the credit-rating of the security	4.6% - 9.4%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	3.2% - 8.0%, depending on the credit-rating of the security	4.1% - 8.9%, depending on the credit-rating of the security

The gross accumulated impairment charge was $1.0 million as of December 31, 2010, of which $0.9 million was recorded as temporary and $0.1 million was previously recorded as other-than-temporary. The gross accumulated impairment charge was $1.8 million as of December 31, 2009, of which $1.1 million was recorded as temporary and the remaining $0.7 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

3. Inventories

Inventories consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Work in progress	$11,559	$11,082
Finished goods	14,230	8,534
Total inventories	$25,789	$19,616

4.  Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Computers, software and equipment	$48,123	$33,716
Leasehold improvements	2,302	4,894
Vehicles	944	657
Building	15,074	459
Furniture and fixtures	735	355
Total	67,178	40,081
Less accumulated depreciation and amortization	(29,916)	(22,113)
Property and equipment, net	$37,262	$17,968

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $7.9 million, $6.6 million and $5.7 million, respectively.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred revenue and customer prepayments	$3,200	$2,109
Legal expenses and settlement costs	844	2,940
Stock rotation reserve	811	864
Warranty	764	294
Chengdu building construction cost	3,633	-
Other	1,947	1,474
Total accrued liabilities	$11,199	$7,681

6.  Stockholders’ Equity

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2010, 2009 and 2008, as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Non-Employee	$(7)	$118	$42
ESPP	609	671	676
Restricted Stock	8,271	3,353	3,054
Stock Options	7,937	10,469	9,386
TOTAL	$16,810	$14,611	$13,158

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Available for Grant as of December 31, 2009	2,023,943
2010 Additions to Plan	1,758,265
2010 Grants	(1,304,740)
2010 Cancellations	477,139
Available for Grants as of December 31, 2010	2,954,607

A summary of the status of the Company’s stock option plans at December 31, 2010, 2009 and 2008 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007 (3,722,936 options exercisable at a weighted-average exercise price of $6.94 per share)	7,442,806	$10.50	6.64	$81,762,963
Options granted (weighted-average fair value of $6.08 per share)	2,566,290	$17.10
Options exercised	(1,417,585)	$8.97
Options forfeited and expired	(394,874)	$14.72
Outstanding at December 31, 2008 (3,766,630 options exercisable at a weighted-average exercise price of $8.26 per share)	8,196,637	$12.62	5.91	$20,193,958
Options granted (weighted-average fair value of $8.42 per share)	706,000	$17.52
Options exercised	(1,217,272)	$9.19
Options forfeited and expired	(274,451)	$17.27
Outstanding at December 31, 2009 (4,112,763 options exercisable at a weighted-average exercise price of $10.93 per share)	7,410,914	$13.48	5.04	$77,918,848
Options granted (weighted-average fair value of $8.95 per share)	370,500	$19.92
Options exercised	(1,452,245)	$9.87
Options forfeited and expired	(494,051)	$15.67
Outstanding at December 31, 2010	5,835,118	$14.61	4.30	$19,035,591
Options exercisable at December 31, 2010 and expected to become exercisable	5,584,241	$14.46	4.27	$18,802,775
Options vested and exercisable at December 31, 2010	4,264,268	$13.33	4.02	$17,725,853

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes information as of December 31, 2010 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding as if 12/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2010	Weighted Average Exercise Price
$0.08 - $5.00	689,212	2.90	$3.63	689,212	$3.63
$7.50 - $10.37	591,598	4.08	$8.73	576,098	$8.69
$10.58 - $12.99	609,745	3.79	$12.20	590,780	$12.22
$13.01 - $15.08	668,229	4.78	$13.62	426,485	$13.79
$15.18 - $15.64	364,288	4.15	$15.60	250,300	$15.62
$15.74 - $15.74	610,000	4.82	$15.74	330,415	$15.74
$16.00 - $17.93	597,906	4.34	$16.53	457,334	$16.47
$17.98 - $19.91	602,265	4.40	$18.76	435,576	$18.61
$20.06 - $22.26	617,375	5.08	$21.12	242,253	$21.39
$22.47 - $25.84	484,500	4.83	$23.76	265,815	$23.79
	5,835,118			4,264,268

The total fair value of options that vested was $7.9 million, $10.5 million and $9.4 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Total intrinsic value of options exercised was $17.4 million, $15.0 million and $20.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Net cash proceeds from the exercise of stock options were $14.3 million for the year ended December 31, 2010 and $11.2 million for the year ended December 31, 2009. At December 31, 2010, unamortized compensation expense related to unvested options was approximately $9.6 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.8 years.

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

	Year ended December 31,
	2010	2009	2008
Expected term (years)	4.1	4.1	4.1
Expected volatility	55.9%	60.7%	40.1%
Risk-free interest rate	1.8%	1.8%	2.6%
Dividend yield	-	-	-

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

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 4-year period. A summary of our restricted stock awards is presented in the table below:

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2007	175,539	$10.86	1.31
Awards released	(88,576)	10.53
Awards forfeited	(16,586)	9.62
Outstanding at December 31, 2008	70,377	$11.55	0.48
Awards released	(57,577)	11.29
Awards forfeited	(6,250)	8.64
Outstanding at December 31, 2009	6,550	$16.62	0.14
Awards released	(6,550)	16.62
Outstanding at December 31, 2010	-	$-	-

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2007	182,500	$15.37	1.91
Awards granted	311,627	18.48
Awards released	(96,125)	15.39
Awards forfeited	(8,359)	15.98
Outstanding at December 31, 2008	389,643	$18.11	2.72
Awards granted	54,200	20.93
Awards released	(146,447)	18.11
Awards forfeited	(7,500)	16.66
Outstanding at December 31, 2009	289,896	$18.67	2.22
Awards granted	934,240	20.05
Awards released	(230,874)	19.24
Awards forfeited	(33,088)	18.38
Outstanding at December 31, 2010	960,174	$19.88	2.91

The total fair value of restricted stock awards and units that vested was $5.5 million, $2.7 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2010, 2009 and 2008 was $4.5 million, $3.8 million and $3.4 million, respectively. The total intrinsic value of restricted units outstanding at December 31, 2010, 2009 and 2008 were $15.9 million, $7.1 million and $5.8 million, respectively. At December 31, 2010, unamortized compensation expense related to unvested restricted stock units was approximately $11.5 million with a weighted average remaining recognition period of 2.9 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. Based on the Company’s performance in 2010, none of the shares were accelerated.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2010, 2009 and 2008, 114,387 shares, 161,026 shares and 125,207 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2010:

Available Shares as of December 31, 2009	2,553,012
2010 Additions to Plan	703,306
2010 Purchases	(114,387)
Available Shares as of December 31, 2010	3,141,931

The Purchase Plan is considered compensatory under ASC 718-50-25-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Initial Measurements – Look-Back Plans. The intrinsic value for stock purchased was $0.3 million, $1.0 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The unamortized expense as of December 31, 2010 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2010, 2009 and 2008, the following assumptions were used in the valuation of the stock purchase rights:

	Year ended December 31,
	2010	2009	2008
Expected term (years)	0.5	0.5	0.5
Expected volatility	39.5%	79.8%	48.3%
Risk-free interest rate	0.2%	0.4%	2.0%
Dividend yield	-	-	-

Cash proceeds from employee stock purchases for the year ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.8 million and $1.8 million, respectively.

7.   Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.  For the years ended December 31, 2010, 2009 and 2008, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. The following table shows the number of shares of common stock issuable upon conversion or exercise of such outstanding securities:

	Year ended December 31,
	2010	2009	2008
Stock Options	1,952,379	2,897,202	3,241,066

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes

The components of income before income taxes for the years ended December 31, 2010, 2009 and 2008 are (in thousands):

	2010	2009	2008
United States	$2,770	$6,303	$5,540
International	28,650	13,845	19,902
Consolidated	$31,420	$20,148	$25,442

Federal income taxes have not been provided for the unremitted earnings of foreign subsidiaries totaling $76.0 million because such earnings are intended to be permanently reinvested.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$1,369	$344	$(643)
State	15	70	67
Foreign	534	147	1,082
Deferred:
Federal	(1,415)	315	(1,245)
State	(848)	(688)	(490)
Foreign	(61)	(85)	(47)
Valuation allowance	2,263	371	2,492
Income tax provision	$1,857	$474	$1,216

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2010	2009	2008
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.0	0.1	0.6
Research and development credits	(2.9)	(0.9)	(2.7)
Stock compensation	5.6	8.6	6.3
Foreign income taxed at lower rates	(35.6)	(33.3)	(35.7)
Subpart F / Inventory transfer	-	-	0.3
Decrease of prior year FIN 48 liabilities	-	-	(4.4)
Change in valuation allowance on federal timing differences	4.3	(6.0)	5.2
Litigation reserves & Other	0.5	(0.1)	1.2
Effective tax rate	5.9%	2.4%	4.8%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Research tax credits	$6,772	$5,982
Stock compensation	7,223	6,249
Other costs not currently deductible	2,290	1,592
Depreciation and amortization	769	969
Total deferred tax assets	17,054	14,792
Valuation allowance	(16,815)	(14,614)
Net deferred tax assets	$239	$178

As a result of the cost sharing arrangements  with the company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity. Historically, the US operations have shown an inconsistent earnings pattern due to litigation costs not subject to cost sharing. The Company evaluated its US valuation allowance at December 31, 2010 by reviewing both its earnings history and its expected earnings for the next 12 months in its US entity. Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the US deferred tax benefits would not be realized.

As of December 31, 2010, the federal and state net operating loss carryforwards for income tax purposes were approximately $6.9 million and $28.4 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the State net operating loss carry forwards will expire beginning in 2021. $6.9 million of the federal net operating loss carry forwards and $24.7 million of the state operating loss carry forwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized.

As of December 31, 2010, the Company had research tax credit carryforwards of $9.5 million for federal income tax purposes, which will begin to expire in 2022 and $7.8 million for state income tax purposes, which can be carried forward indefinitely. $2.9 million of the federal research tax credit and $0.8 million of the state research tax credit carryovers are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

ASC 740-10 Income Taxes - Overall sets forth the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company had $9.1 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2009, the Company had $9.0 million of unrecognized tax benefits, $4.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$7,910
Gross increases for tax positions of prior year	96
Gross increases for tax position of current year	1,794
Reductions for prior year tax positions	(1,245)
Reduction due to statutes expiring	(2)
Balance at December 31, 2008	8,553
Gross increases for tax positions of prior year	-
Gross increases for tax position of current year	1,080
Reductions for prior year tax positions	-
Settlement	(615)
Reduction due to statutes expiring	(12)
Balance at December 31, 2009	9,006
Gross increases for tax positions of prior year	-
Gross increases for tax position of current year	983
Reductions for prior year tax positions	-
Settlement	(883)
Reduction due to statutes expiring	-
Balance at December 31, 2010	$9,106

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. At December 31, 2008, 2009 and 2010, the Company has approximately $0.4 million, $0.5 million and $0.6 million respectively, of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005 because of the statute of limitations. However, because the Company is currently under an IRS audit for tax years ended December 31, 2006 and December 31, 2007, the statute of limitations for tax year ended December 31, 2005 was extended to September 12, 2011.

Our U.S. Federal income tax returns for the years ended December 31, 2006 and December 31, 2007 are under examination by the Internal Revenue Service (“IRS”). The IRS is also auditing the research and development credits generated in the years 2000 through 2007, which will be carried forward to future tax years. We received a Notice of Proposed Adjustments (“NOPA”) from the IRS in February 2011 to decrease the amount of research and development credits generated in years 2000 through 2007, which we are currently reviewing.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Commitments and Contingencies

 The following table summarizes the Company’s commitments as of December 31, 2010 (in thousands):

	Payments by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases	$2,413	$1,665	$574	$174	$-	$-	$-
Outstanding purchase commitments	$14,379	$14,379	$-	$-	$-	$-	$-
	$16,792	$16,044	$574	$174	$-	$-	$-

Lease Oligations

The Company leases it headquarters and sales offices in San Jose, California. The San Jose facility was sold and the new landlord has exercised their right to terminate the lease, effective April 18, 2012. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million and which becomes exercisable in March 2011. The Company will likely enter into a purchase agreement for this facility at a date to be determined and as the opportunity necessitates.  The Company also leases its sales offices in Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $1.3 million and $1.1 million, respectively.

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

The changes in warranty reserves during 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$294	$764	$1,025
Warranty costs	(107)	(137)	(109)
Reserve adjustments and unused warranty provision	(224)	(728)	(724)
Warranty provision for product sales	801	395	572
Balance at end of year	$764	$294	$764

The Company provides indemnification agreements to a supplier and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions.  Such costs were $1.0 million for the year ended December 31, 2009. There were no indemnification costs in 2008 and 2010. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Litigation -

O2Micro

The Company has been engaged in a number of legal proceedings involving patent infringement claims with O2Micro, Inc. and its parent corporation, O2Micro International Limited (referred to hereinafter as “O2Micro”).  There are two proceedings, both involving O2Micro’s U.S. Patent No. 7,417,382 (‘382 patent).  On June 18, 2010, the U.S. International Trade Commission (“ITC”) issued a final determination finding of no violation of Section 337 by the Company or its customers in an action brought by O2Micro International, Ltd. in 2008.  An ITC administrative law judge had previously issued an initial determination on April 20, 2010 that also found no violation.  The ITC's final determination concludes that none of the Company’s accused products infringes O2Micro's U.S. Patent No. 7,417,382 (the '382 patent).

In addition to the matter before the ITC, a related case is pending before the Northern District of California Court in Oakland, California.  Subsequent to the ITC’s final determination finding of no violation, O2Micro filed a motion to dismiss its claims for infringement of the '382 patent, with prejudice, and covenanted not to sue the Company or any of its distributors or customers for infringement of the '382 patent.  On June 23, 2010, the court granted this motion and vacated the jury trial that was scheduled on July 12, 2010.  The Company filed a motion seeking recovery of costs and attorney fees from O2Micro.  On March 3, 2011, the court issued an order granting the Company’s motion in part.  It ordered O2Micro to pay $339,315 in costs forthwith and ordered the parties to meet and confer to try to reach an agreement as to the reasonable attorneys fees to be paid.  If the parties are unable to reach an agreement, the Company is to submit detailed documentation to the court in support of its fees request.

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

11.  Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2010, 2009 and 2008.

12.  Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net at the end of 2010 and 2009 or with sales that accounted for 10% or more of the Company’s revenue for each respective year:

	Revenue			Accounts Receivable, Net
	Year ended December 31,			as of December 31,
Customers	2010	2009	2008	2010	2009
A	14%	13%	20%	12%	*
B	*	10%	10%	*	*
C	*	10%	*	*	*
D	*	*	*	20%	15%
* Represents less than 10% of accounts receivable, net or revenue

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment, the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the computing, consumer electronics and communications markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of, individual product families.

The Company derived a substantial majority of its revenue from sales to customers located outside North America during 2010, 2009 and 2008, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
Country	2010	2009	2008
China	$105,233	$66,694	$72,402
Korea	33,761	32,028	25,747
Taiwan	25,840	21,719	21,978
Europe	20,416	19,251	12,918
Japan	14,255	11,972	15,583
USA	8,415	6,106	4,330
Other	10,920	7,238	7,553
Total	$218,840	$165,008	$160,511

The following is a summary of net revenue by product type for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
Product Family	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
DC to DC Converters	$183,051	83.7%	$123,581	74.9%	$115,373	71.9%
Lighting Control Products	28,554	13.0%	27,836	16.9%	32,308	20.1%
Audio Amplifiers	7,235	3.3%	13,591	8.2%	12,830	8.0%
Total	$218,840	100.0%	$165,008	100.0%	$160,511	100.0%

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
China	$34,468	$15,440
United States	2,719	2,484
Taiwan	134	75
Japan	85	75
Other	58	34
TOTAL	$37,464	$18,108

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Valuation and Qualifying Accounts

The Company had insignificant activity and balance in its accounts receivable allowances in 2010, 2009 and 2008.

15. Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorizes MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the following shares have been repurchased through the open market and subsequently retired:

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
Total Shares Repurchased	1,899,789		$31,527

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$50,250	$55,690	$65,843	$47,057
Cost of revenue*	20,954	23,256	29,857	23,316

Gross profit	29,296	32,434	35,986	23,741
Operating expenses:
Research and development*	11,040	11,785	11,291	10,256
Selling, general and administrative*	10,393	11,615	10,296	8,865
Litigation expense	1,567	2,228	964	659

Total operating expenses	23,000	25,628	22,551	19,780

Income from operations	6,296	6,806	13,435	3,961
Other income (expense):
Interest and other income	347	338	240	231
Interest and other expense	-	(4)	(159)	(71)

Total other income, net	347	334	81	160

Income before income taxes	6,643	7,140	13,516	4,121
Income tax provision	287	733	297	540

Net income	$6,356	$6,407	$13,219	$3,581
Basic net income per share	$0.18	$0.18	$0.37	$0.10
Diluted net income per share	$0.17	$0.17	$0.35	$0.10

Weighted average common shares outstanding	35,421	36,291	36,185	35,420
Stock options and restricted stock	2,362	2,064	1,542	1,309
Diluted weighted-average common equivalent shares outstanding	37,783	38,355	37,727	36,729

* Stock-based compensation has been included in the following line items:
Cost of revenue	$79	$116	$70	$128
Research and development	1,735	1,995	1,647	1,365
Selling, general and administrative	2,210	3,428	2,445	1,592
Total	$4,024	$5,539	$4,162	$3,085

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$29,322	$41,173	$47,966	$46,547
Cost of revenue*	12,431	16,823	18,868	19,208

Gross profit	16,891	24,350	29,098	27,339
Operating expenses:
Research and development*	8,117	9,732	10,080	10,366
Selling, general and administrative*	7,808	9,321	9,438	10,185
Litigation expense	2,046	2,233	2,811	2,367
Litigation provision reversal, net	-	-	(6,356)	-

Total operating expenses	17,971	21,286	15,973	22,918

Income (loss) from operations	(1,080)	3,064	13,125	4,421
Other income (expense):
Interest and other income	385	281	161	220
Interest and other expense	(94)	(185)	(76)	(74)

Total other income, net	291	96	85	146

Income (loss) before income taxes	(789)	3,160	13,210	4,567
Income tax provision (benefit)	(61)	(26)	648	(87)

Net income (loss)	$(728)	$3,186	$12,562	$4,654
Basic net income (loss) per share	$(0.02)	$0.09	$0.36	$0.13
Diluted net income (loss) per share	$(0.02)	$0.09	$0.34	$0.12

Weighted average common shares outstanding	33,696	34,070	34,552	34,987
Stock options and restricted stock	-	2,319	2,695	2,418
Diluted weighted-average common equivalent shares outstanding	33,696	36,389	37,247	37,405

* Stock-based compensation has been included in the following line items:
Cost of revenue	$81	$67	$69	$29
Research and development	1,560	1,687	1,409	1,752
Selling, general and administrative	1,772	2,098	1,688	2,399
Total	$3,413	$3,852	$3,166	$4,180

ITEM 9.               CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2010 and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2011, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.             EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.
10.2+ (4)	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.
10.3+ (5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.
10.4+ (6)	Form of Directors’ and Officers’ Indemnification Agreement.
10.5† (7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.
10.6 (8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.
10.7+ (9)	Employment Agreement with Michael Hsing and Amendment thereof.
10.8+ (10)	Employment Agreement with Maurice Sciammas and Amendment thereof.
10.9+ (11)	Employment Agreement with Jim Moyer.
10.10+ (12)	Employment Agreement with Deming Xiao and Amendment thereof.
10.11+ (13)	Employment Agreement with Paul Ueunten and Amendment thereof.
10.12 (14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.
10.13 (15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

Exhibit Number	Description
10.14† (16)	Investment and Cooperation Contract, dated August 19, 2004.
10.15† (17)	Patent License Agreement, dated May 1, 2004.
10.16† (18)	Settlement Agreement with Linear Technology Corporation.
10.17+ (19)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof
10.18 (20)	Settlement Agreement with Microsemi Corporation.
10.19 (21)	Settlement Agreement with Micrel Corporation.
10.20+ (22)	Employment Agreement with Adriana Chiocchi and Amendment thereof.
10.21+ (23)	Form of Performance Unit Agreement.
10.22 (24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.
10.23+ (25)	Letter Agreement with Victor Lee.
10.24 (26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.
10.25+ (27)	Letter Agreement with Douglas McBurnie.
10.26+ (28)	Letter Agreement with Karen A. Smith Bogart.
10.27 (29)	Settlement Agreement with Taiwan Sumida Electronics.
10.28+ (30)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.
10.29 (32)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008
10.30 (33)	Form of Restricted Stock Award Agreement
10.31+ (36)	Termination Agreement between the Company and Adriana Chiocchi, dated December 15, 2009
10.32+ (35)	Letter Agreement with Jeff Zhou
10.33	Employment Agreement with Meera P. Rao and Amendment thereof

Exhibit Number	Description
14.1 (31)	Code of Ethics.
21.1 (34)	Subsidiaries of Monolithic Power Systems, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on Signature page to this Form 10-K).
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(30)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.
(31)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(32)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.
(33)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(34)	Incorporated by reference to Exhibit 21.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2010.
(36)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 4, 2011	By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Hsing and Meera P. Rao, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2011 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael R. Hsing

/s/ MEERA P. RAO	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Meera P. Rao

/s/ KAREN A. SMITH BOGART	Director
Karen A. Smith Bogart

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ DOUGLAS MCBURNIE	Director
Douglas McBurnie

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ UMESH PADVAL	Director
Umesh Padval

/s/ JEFF ZHOU	Director
Jeff Zhou