Form 10-Q
period 2011-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2011-04-28
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 34,270,683 shares of the registrant’s common stock issued and outstanding as of April 19, 2011.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$74,062	$48,010
Short-term investments	101,957	129,709
Accounts receivable, net of allowances of $0 in both 2011 and 2010	17,642	18,347
Inventories	23,117	25,789
Deferred income tax assets, net - current	205	204
Prepaid expenses and other current assets	2,686	2,314
Total current assets	219,669	224,373
Property and equipment, net	37,326	37,262
Long-term investments	17,270	19,180
Deferred income tax assets, net - long-term	39	39
Other assets	706	749
Total assets	$275,010	$281,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,505	$8,979
Accrued compensation and related benefits	5,723	8,792
Accrued liabilities	10,512	11,199
Total current liabilities	26,740	28,970

Non-current income tax liability	5,018	5,015
Other long-term liabilities	3	723
Total liabilities	31,761	34,708
Stockholders' equity:
Common stock, $0.001 par value, $35 and $35 in 2011 and 2010, respectively; shares authorized: 150,000,000; shares issued and outstanding: 34,882,333 and 35,063,033 in 2011 and 2010, respectively	172,443	178,269
Retained earnings	68,540	66,647
Accumulated other comprehensive income	2,266	1,979
Total stockholders’ equity	243,249	246,895
Total liabilities and stockholders’ equity	$275,010	$281,603

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$44,468	$50,250
Cost of revenue	22,163	20,954

Gross profit	22,305	29,296
Operating expenses:
Research and development	10,086	11,040
Selling, general and administrative	9,490	10,393
Litigation expense	813	1,567

Total operating expenses	20,389	23,000

Income from operations	1,916	6,296
Other income (expense):
Interest and other income	271	347
Interest and other expense	(88)	-

Total other income, net	183	347

Income before income taxes	2,099	6,643
Income tax provision	206	287

Net income	$1,893	$6,356
Basic net income per share	$0.05	$0.18
Diluted net income per share	$0.05	$0.17
Weighted average common shares outstanding:
Basic	35,024	35,421
Diluted	36,105	37,783

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,893	$6,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,270	1,723
Amortization and realized loss on debt instruments	183	127
Tax benefit from stock option transactions	1,472	567
Excess tax benefit from stock option transactions	(435)	(215)
Stock-based compensation	2,987	4,024
Changes in operating assets and liabilities:
Accounts receivable	705	(9,019)
Inventories	2,679	5,066
Prepaid expenses and other assets	(345)	238
Accounts payable	1,299	2,032
Accrued and long-term liabilities	(347)	(357)
Accrued income taxes payable and noncurrent tax liabilities	(1,037)	(353)
Accrued compensation and related benefits	(3,094)	(1,956)
Net cash provided by operating activities	8,230	8,233

Cash flows from investing activities:
Property and equipment purchases	(3,056)	(3,570)
Purchase of short-term investments	(15,968)	(46,037)
Proceeds from sale of short-term investments	43,530	38,148
Proceeds from sale of long-term investments	2,050	75
Net cash provided by (used in) investing activities	26,556	(11,384)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,527	4,047
Proceeds from employee stock purchase plan	928	1,054
Repurchase of common stock	(13,710)	-
Excess tax benefits from stock option transactions	435	215
Net cash provided by (used in) financing activities	(8,820)	5,316

Effect of change in exchange rates	86	(17)
Net increase in cash and cash equivalents	26,052	2,148
Cash and cash equivalents, beginning of period	48,010	46,717
Cash and cash equivalents, end of period	$74,062	$48,865

Supplemental disclosures for cash flow information:
Cash paid for taxes	$100	$159
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$3,464	$2,526
Temporary impairment (reversal) of auction-rate securities	$(140)	$(185)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 4, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We have adopted the provisions of ASU 2009-13 and the impact was not material to our results of operations or financial position.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three months ended March 31, 2011 and 2010, as follows (in thousands):

	Three months ended March 31,
	2011	2010
Non-Employee	$4	$1
ESPP	152	227
Restricted Stock	1,163	1,610
Stock Options	1,668	2,186
TOTAL	$2,987	$4,024

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

Available for Grant as of December 31, 2010	2,954,607
2011 Additions to Plan	1,753,151
2011 Grants	(700,480)
2011 Cancellations	150,033
Available for Grant as of March 31, 2011	4,157,311

A summary of the status of the Company’s stock option plans at March 31, 2011 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010 (5,584,241 options exercisable at a weighted-average exercise price of $14.46 per share)	5,835,118	$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $8.95 per share)	10,000	$15.53
Options exercised	(532,411)	$6.63
Options forfeited and expired	(119,107)	$17.70
Outstanding at March 31, 2011	5,193,600	$15.35	4.14	$8,129,368
Options exercisable at March 31, 2011 and expected to become exercisable	4,992,943	$15.26	4.11	$8,079,711
Options vested and exercisable at March 31, 2011	4,027,776	$14.61	3.94	$7,854,438

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The total fair value of options that vested during the three months ended March 31, 2011 and 2010 was $1.7 million and $2.2 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $4.7 million and $6.3 million, respectively. Net cash proceeds from the exercise of stock options were $3.5 million for the three months ended March 31, 2011 and $4.0 million for the three months ended March 31, 2010. At March 31, 2011, unamortized compensation expense related to unvested options was approximately $7.9 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.8 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three months ended March 31, 2011 and 2010:

	Three months ended March 31
	2011	2010
Expected term (years)	4.1	4.1
Expected volatility	52.9%	56.3%
Risk-free interest rate	1.7%	1.9%
Dividend yield	-	-

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

Restricted Stock

The Company grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2010	960,174	$19.88	2.91
Awards granted	690,480	14.84
Awards released	(108,704)	17.93
Awards forfeited	(30,926)	20.58
Outstanding at March 31, 2011	1,511,024	$17.70	3.23

The total fair value of restricted stock units that vested was $2.5 million for the three months ended March 31, 2011 and $1.0 million for the three months ended March 31, 2010, respectively. The intrinsic value related to restricted stock units released for the three months ended March 31, 2011 and 2010 was $1.6 million and $1.2 million, respectively. The intrinsic value related to restricted stock units outstanding at March 31, 2011 and 2010 was $26.8 million and $20.2 million, respectively. At March 31, 2011, the unamortized compensation expense related to unvested restricted stock units was approximately $19.3 million, net of estimated forfeitures, with a weighted average remaining recognition period of 3.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. To date, none of the shares have been accelerated and it is too early in the year to ascertain whether certain of the shares will be accelerated in 2011.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended March 31, 2011 and 2010, 70,685 shares and 57,240 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2011:

Available Shares as of December 31, 2010	3,141,931
2011 Additions to Plan	701,260
2011 Purchases	(70,685)
Available Shares as of March 31, 2011	3,772,506

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.2 and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The unamortized expense as of March 31, 2011 was $0.2 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three months ended March 31, 2011 and 2010, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31
	2011	2010
Expected term (years)	0.5	0.5
Expected volatility	37.5%	41.3%
Risk-free interest rate	0.2%	0.2%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the three months ended March 31, 2011 and 2010 was $0.9 million and $1.1 million, respectively.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

3. Inventories - Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Work in progress	$13,364	$11,559
Finished goods	9,753	14,230
Total inventories	$23,117	$25,789

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred revenue and customer prepayments	$3,102	$3,200
Chengdu building construction cost	2,578	3,633
Stock rotation reserve	1,264	811
Legal expenses and settlement costs	983	844
Warranty	463	764
Other	2,122	1,947
Total accrued liabilities	$10,512	$11,199

A roll-forward of the warranty reserve for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$764	$294
Warranty costs	(296)	-
Unused warranty provision	(121)	(26)
Warranty provision for product sales	116	121
Balance at end of period	$463	$389

5. Net Income per Share and Comprehensive Income  — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	Three months ended March 31,
	2011	2010
Numerator:
Net income	$1,893	$6,356

Denominator:
Weighted average oustanding shares used to compute basic net income per share	35,024	35,421
Effect of dilutive securities	1,081	2,362
Weighted average oustanding shares used to compute diluted net income per share	36,105	37,783

Net income (loss) per share - basic	$0.05	$0.18
Net income (loss) per share - diluted	$0.05	$0.17

For the three months ended March 31, 2011 and 2010, approximately 4.7 million and 1.5 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table sets forth the components of other comprehensive income, net of income tax effect (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$1,893	$6,356
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	140	185
Unrealized gain (loss) on available-for-sale securities	(7)	48
Foreign currency translation adjustments	154	1

Comprehensive income	$2,180	$6,590

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March, 31, 2011 and 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2011 and 2010.

	Revenue
	Three months ended March 31,
Customers	2011	2010

A	16%	10%
B	*	14%
C	*	11%

(*) represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2011	2010
China	$23,677	$22,565
Taiwan	5,129	5,515
Korea	4,427	8,511
Europe	3,475	5,460
Japan	2,978	2,880
USA	1,106	2,843
Other	3,676	2,476

Total	$44,468	$50,250

The following is a summary of revenue by product family (in thousands):

	For the three months ended March 31,
Product Family	2011	2010
DC to DC Converters	$37,093	$40,301
Lighting Control Products	5,888	7,434
Audio Amplifiers	1,487	2,515

Total	$44,468	$50,250

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31, 2011	December 31, 2010
China	$34,437	$34,468
United States	2,811	2,719
Taiwan	117	134
Japan	79	85
Other	60	58
TOTAL	$37,504	$37,464

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

8. Fair Value Measurements

The Company follows the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted in the table below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased. Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. For the quarter ended March 31, 2011, there were no such transfers.

The following table details the fair value measurements as of March 31, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
US Treasuries and US Government Agency Bonds	$92,631	$92,631	$-	$-
Money Market Funds	35,762	35,762
Commercial Paper / Corporates	11,325	-	11,325	-
Long-term available-for-sale auction-rate securities	17,270	-	-	17,270
	$156,988	$128,393	$11,325	$17,270

At March 31, 2011, fixed income available-for-sales securities included $92.6 million in US government agencies and treasuries and $11.3 million in corporate notes and commercial paper, $2.0 million of which was classified as cash equivalents and the remainder of which was classified as short-term investments. From these investments, there was $15,500 in unrealized losses. The impact of gross unrealized gains and losses was not material. At March 31, 2011, the Company also had $18.1 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments and $35.8 million in money market securities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Ending balances at December 31, 2010	$19,180
Sales and Settlement at Par	(2,050)
Unrealized Gain	140
Ending balances at March 31, 2011	$17,270

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. At March 31, 2011, the Company’s investment portfolio included $18.1 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of March 31, 2011 and December 31, 2010, the cumulative impairment of $0.8 million and $1.0 million, respectively, was temporary based on the following analysis:

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

•
The majority of the securities remain AAA rated, with $6.5 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades since; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 126%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of March 31, 2011 and December 31, 2010, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and had recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010 and March 31, 2011, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.9%	3.3%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security

The gross accumulated impairment charge was $0.8 million as of March 31, 2011, of which $0.7 million was recorded as temporary and $0.1 million was previously recorded as other-than-temporary. The gross accumulated impairment charge was $1.0 million as of December 31, 2010, of which $0.9 million was recorded as temporary and the remaining $0.1 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9. Income Taxes

The income tax provision for the three months ended March 31, 2011 was $0.2 million or 9.8% of the Company’s income before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases. The income tax provision for the three months ended March 31, 2010 was $0.3 million or 4.3% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates.

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS.  In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA,” relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004.  In the NOPA, the IRS objected to the Company's allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies.  The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any.  We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed.  We expect to contest these proposed adjustments vigorously.   The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years.  We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments as well. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

10.           Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorizes MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the Company repurchased 1,899,789 shares for a total of $31.5 million. In 2011, the following shares have been repurchased through the open market and subsequently retired:

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
Total Shares Repurchased	892,500		$13,710

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

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the quarter ended March 31, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on March 4, 2011 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 89% of our revenue for the quarter ended March 31, 2011 and 83% of our revenue for the quarter ended March 31, 2010 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 90% of our distributor sales, including sales to our value-added resellers, are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors, with value-added resellers having payment terms up to 90 days), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

Our revenue consists primarily of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers and receive royalty revenue from third parties and value-added resellers.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of March 31, 2011 and December 31, 2010 was $1.1 million and $1.0 million, respectively.

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

Accounting for Income Taxes.ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of March 31, 2011 and December 31, 2010, we had a valuation allowance of $16.9 million and $16.8 million, respectively, attributable to management’s determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation under the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, using the modified prospective method. ASC 718-10-30 eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. If these assumptions change, stock-based compensation may differ significantly from what we have recorded in the past. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

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

The face value of our holdings in auction rate securities is $18.1 million, all of which is classified as long-term available-for-sale investments. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. During the year ended December 31, 2009, we recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Condensed Consolidated Statement of Operations. There have been no such losses since.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	49.8%	41.7%

Gross profit	50.2%	58.3%
Operating expenses:
Research and development	22.7%	22.0%
Selling, general and administrative	21.4%	20.7%
Litigation expense	1.8%	3.1%

Total operating expenses	45.9%	45.8%

Income from operations	4.3%	12.5%
Other income (expense):
Interest and other income	0.6%	0.7%
Interest and other expense	(0.2%)	0.0%

Total other income, net	0.4%	0.7%

Income before income taxes	4.7%	13.2%
Income tax provision	0.4%	0.6%

Net income	4.3%	12.6%

Revenue.

	For the three months ended March 31,
	2011	2010
	(in thousands)		Change
Revenue	$44,468	$50,250	(11.5)%

Revenue for the three months ended March 31, 2011 was $44.5 million, a decrease of $5.8 million, or 11.5%, from $50.3 million for the three months ended March 31, 2010. The decrease in revenue was largely attributable to a decrease in the sales of our DC to DC products, primarily from having lost certain customers in Korea as a result of lack of production capacity and resulting product shortages in 2010. In addition, sales of our lighting control products also decreased because of a reduction in the demand for our CCFL products, which was partially offset by increased sales of our WLED products. Audio sales were down year over year due to a change in product mix and a decline in the average selling price for certain of our audio products.

The following table illustrates changes in our revenue by product family
:

	For the three months ended March 31,
	2011		2010
	(in thousands)	% of	(in thousands)	% of
	Amount	Revenue	Amount	Revenue	Change
DC to DC Converters	$37,093	83.4%	$40,301	80.2%	(8.0)%
Lighting Control Products	5,888	13.2%	7,434	14.8%	(20.8)%
Audio Amplifiers	1,487	3.3%	2,515	5.0%	(40.9)%

	$44,468	100.0%	$50,250	100.0%	(11.5)%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 50.2% for the three months ended March 31, 2011and 58.3% for the three months ended March 31, 2010. For the three months ended March 31, 2011, gross margin declined year-over-year as a result of declining average selling prices for certain of our products, changes in product mix, higher product costs and an increase in inventory reserves.

Research and Development.

	For the three months ended March 31,
	2011	2010
	(in thousands)		Change
Revenue	$44,468	$50,250	(11.5)%
Research and development (“R&D”) (including stock-based compensation of $1,427 and $1,735 for the three months ended March 31, 2011 and 2010, respectively)	10,086	11,040	(8.6)%

R&D as a percentage of revenue	22.7%	22.0%

R&D expenses were $10.1 million, or 22.7% of revenue, for the three months ended March 31, 2011 and $11.0 million, or 22.0% of revenue, for the three months ended March 31, 2010. The year-over-year decrease was primarily due to a decrease in variable compensation, certain new product development expenses and stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended March 31,
	2011	2010
	(in thousands)		Change
Revenue	$44,468	$50,250	(11.5)%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $1,497 and $2,210 for the three months ended March 31, 2011 and 2010, respectively)	9,490	10,393	(8.7)%

SG&A as a percentage of revenue	21.4%	20.7%

SG&A expenses were $9.5 million, or 21.4% of revenue, for the three months ended March 31, 2011 and $10.4 million, or 20.7% of revenue, for the three months ended March 31, 2010. For the three months ended March 31, 2011, SG&A expenses decreased year over year due to lower stock-based compensation expenses, variable compensation expenses and sales commissions.

Litigation Expense.

	For the three months ended March 31,
	2011	2010
	(in thousands)		Change
Revenue	$44,468	$50,250	(11.5)%
Litigation expense	813	1,567	(48.1)%

Litigation expense as a percentage of revenue	1.8%	3.1%

Litigation expenses were $0.8 million, or 1.8% of revenue, for the three months ended March 31, 2011 as compared to $1.6 million, or 3.1% of revenue, for the three months ended March 31, 2010. During the three months ended March 31, 2011, we incurred legal expenses to recover attorneys’ fees from O2Micro. During the three months ended March 31, 2010, we incurred legal expenses primarily for the defense of our lawsuits involving O2Micro, which were resolved in the second quarter of 2010.

Income Tax Provision. The income tax provision for the three months ended March 31, 2011 was $0.2 million or 9.8% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of the disqualifying disposition of incentive stock options and employee stock plan purchases. The income tax provision for the three months ended March 31, 2010 was $0.3 million or 4.3% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates.

Liquidity and Capital Resources.

As of March 31, 2011, we had working capital of $192.9 million, including cash and cash equivalents of $74.1 million and short-term investments of $102.0 million compared to working capital of $195.4 million, including cash and cash equivalents of $48.0 million and short-term investments of $129.7 million as of December 31, 2010. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company’s employee stock purchase plan.

For the three months ended March 31, 2011, net cash provided by operating activities was $8.2 million. Net cash increased primarily due to strong operating results and an increase in accounts payable for inventory purchases. This was partially offset by an increase in inventory to meet the anticipated second quarter demand and an increase in accounts receivable resulting from shipments at the end of the quarter for which the collections have not been received. For the three months ended March 31, 2010, net cash provided by operating activities was $8.2 million. Net cash increased primarily due to strong operating results and a reduction in inventory during the first quarter of 2010. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections have not been made.

For the three months ended March 31, 2011, net cash used in investing activities was $26.6 million, primarily related to the redemption of short-term investments to fund our stock repurchase efforts. For the three months ended March 31, 2010, net cash used in investing activities was $11.4 million, primarily related to equipment purchases for our Chengdu facility and the purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in government securities, auction-rate securities and highly rated corporate notes and commercial paper. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

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

At March 31, 2011, the Company’s investment portfolio included $18.1 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 37 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of March 31, 2011 and December 31, 2010, the cumulative impairment of $0.8 million and $1.0 million, respectively, was temporary based on the following analysis:

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

5.
The majority of the securities remain AAA rated, with $6.5 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades since; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 126%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010 and March 31, 2011, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.9%	3.3%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security

From the fourth quarter of 2010 to the first quarter of 2011, we kept the time-to-liquidity constant at 2.0 years. We sold $2.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.2 million. This reduced the overall impairment from $1.0 million at December 31, 2010 to $0.8 million at March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2011 was $8.8 million, primarily from stock repurchases in the amount of $13.7 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $3.5 million and proceeds from the employee stock purchase plan of $0.9 million. Net cash provided by financing activities for the three months ended March 31, 2010 was $5.3 million, primarily from the exercise of stock options in the amount of $4.0 million and proceeds from the employee stock purchase plan of $1.1 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the Company repurchased 1,899,789 shares for a total of $31.5 million. In 2011, the following shares have been repurchased through the open market and subsequently retired:

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
Total Shares Repurchased	892,500		$13,710

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

Contractual Obligations and Off Balance Sheet Arrangements.

We lease our headquarters and sales offices in San Jose, California. The building that we are leasing was sold and the new landlord has exercised the right to terminate the lease, effective April 18, 2012. Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option became exercisable in March 2011. We will likely enter into a purchase agreement for this facility at a date to be determined and as the opportunity necessitates. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010, and for which we are in the process of negotiating the final payment to the building contractor for changes made during the construction. We have accrued $2.5 million, which is our best estimate at this time.

We also lease our sales offices in Japan, China, Taiwan and Korea.

As of March 31, 2011, our total outstanding purchase commitments with vendors were $17.5 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $14.4 million as of December 31, 2010.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2011.

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 4, 2011. During the three months ended March 31, 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

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

•
our operating expenses, including general and administrative expenses, selling and marketing expenses, stock-based compensation expenses, litigation expenses, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all.

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

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the first quarter of 2011 and may continue to impact our revenue in future periods. If we are unable to fill this revenue gap, our growth rate may be impacted, which could materially and adversely affect our stock price and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. During the first quarter of 2011, our gross margins decreased materially as compared to the first quarter of 2010. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended March 31, 2011, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors or value-added resellers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended March 31, 2011, sales to our largest distributor accounted for approximately 16% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the first quarter of 2011 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have a material adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS.  In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA,” relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004.  In the NOPA, the IRS objected to the Company's allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies.  The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any.  We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed.  We expect to contest these proposed adjustments vigorously.   The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years.  We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments as well. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes.  Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows. However, there can be no assurance that the outcomes from these IRS examinations will not have a material adverse effect on our future operating results.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At March 31, 2011, the Company’s investment portfolio included $17.2 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. As of that date, $18.1 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 18% of our outstanding common stock as of March 31, 2011. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

We have a sales facility in Japan, which is located in a seismically active area, as evidenced by the March 2011 earthquake that was centered off the coast of Japan’s Miyagi Prefecture. While there was no damage to our facilities as a result of the earthquake, our customers may have experienced disruptions in their supply chains that may impact our revenue in future quarters. Additional earthquakes in the region may have a more significant impact longer term, which could affect our results of operations and financial conditions.

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
______________________
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

Dated: April 28, 2011
/s/ MEERA RAO
Meera Rao
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
__________________
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