Form 10-Q
period 2011-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2011-08-09
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 33,466,364 shares of the registrant’s common stock issued and outstanding as of July 22, 2011.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$97,685	$48,010
Short-term investments	65,641	129,709
Accounts receivable, net of allowances of $0 in both 2011 and 2010	17,589	18,347
Inventories	24,715	25,789
Deferred income tax assets, net - current	452	204
Prepaid expenses and other current assets	1,692	2,314
Total current assets	207,774	224,373
Property and equipment, net	37,433	37,262
Long-term investments	17,220	19,180
Deferred income tax assets, net - long-term	39	39
Other assets	694	749
Total assets	$263,160	$281,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,929	$8,979
Accrued compensation and related benefits	8,042	8,792
Accrued liabilities	12,038	11,199
Total current liabilities	31,009	28,970

Non-current income tax liability	5,021	5,015
Other long-term liabilities	-	723
Total liabilities	36,030	34,708
Stockholders' equity:
Common stock, $0.001 par value, $33 and $35 in 2011 and 2010, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,466,052 and 35,063,033 in 2011 and 2010, respectively	152,129	178,269
Retained earnings	72,022	66,647
Accumulated other comprehensive income	2,979	1,979
Total stockholders’ equity	227,130	246,895
Total liabilities and stockholders’ equity	$263,160	$281,603

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$51,628	$55,690	$96,096	$105,940
Cost of revenue	25,070	23,256	47,233	44,210

Gross profit	26,558	32,434	48,863	61,730
Operating expenses:
Research and development	11,237	11,785	21,323	22,825
Selling, general and administrative	10,343	11,615	19,833	22,008
Litigation expense	939	2,228	1,752	3,795

Total operating expenses	22,519	25,628	42,908	48,628

Income from operations	4,039	6,806	5,955	13,102
Other income (expense):
Interest and other income	160	338	431	685
Interest and other expense	(136)	(4)	(224)	(4)

Total other income, net	24	334	207	681

Income before income taxes	4,063	7,140	6,162	13,783
Income tax provision	581	733	787	1,020

Net income	$3,482	$6,407	$5,375	$12,763
Basic net income per share	$0.10	$0.18	$0.16	$0.36
Diluted net income per share	$0.10	$0.17	$0.15	$0.33
Weighted average common shares outstanding:
Basic	33,846	36,291	34,432	35,858
Diluted	34,903	38,355	35,598	38,151

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,375	$12,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,375	3,604
Amortization and realized gain on debt instruments	308	275
Tax benefit from stock option transactions	1,845	2,838
Excess tax benefit from stock option transactions	(474)	(1,396)
Stock-based compensation	6,662	9,563
Changes in operating assets and liabilities:
Accounts receivable	758	(14,800)
Inventories	1,082	5,178
Prepaid expenses and other assets	661	(102)
Accounts payable	2,062	3,202
Accrued and long-term liabilities	1,295	2,010
Accrued income taxes payable and noncurrent tax liabilities	(1,612)	(1,443)
Accrued compensation and related benefits	(818)	998
Deferred rent	(5)	61
Net cash provided by operating activities	21,514	22,751

Cash flows from investing activities:
Property and equipment purchases	(5,271)	(12,753)
Purchase of short-term investments	(22,957)	(117,030)
Proceeds from sale of short-term investments	86,719	94,998
Proceeds from sale of long-term investments	2,100	125
Changes in restricted assets	-	(19)
Net cash provided by (used in) investing activities	60,591	(34,679)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,262	11,777
Proceeds from employee stock purchase plan	928	1,054
Repurchase of common stock	(38,472)	-
Excess tax benefits from stock option transactions	474	1,396
Net cash provided by (used in) financing activities	(32,808)	14,227

Effect of change in exchange rates	378	(54)
Net increase in cash and cash equivalents	49,675	2,245
Cash and cash equivalents, beginning of period	48,010	46,717
Cash and cash equivalents, end of period	$97,685	$48,962

Supplemental disclosures for cash flow information:
Cash paid (received) for taxes	$381	$(76)
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$527	$672
Temporary impairment (reversal) of auction-rate securities	$(140)	$(175)

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

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2011 and 2010, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Non-Employee	$4	$(11)	$8	$(10)
ESPP	150	167	302	394
Restricted Stock	2,057	3,511	3,220	5,121
Stock Options	1,464	1,872	3,132	4,058
TOTAL	$3,675	$5,539	$6,662	$9,563

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

Available for Grant as of December 31, 2010	2,954,607
2011 Additions to Plan	1,753,151
2011 Grants	(784,980)
2011 Cancellations	285,276
Available for Grant as of June 30, 2011	4,208,054

A summary of the status of the Company’s stock option plans at June 30, 2011 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010 (5,584,241 options exercisable at a weighted-average exercise price of $14.46 per share)	5,835,118	$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $6.22 per share)	87,000	$14.76
Options exercised	(621,529)	$6.86
Options forfeited and expired	(235,506)	$18.38
Outstanding at June 30, 2011	5,065,083	$15.38	3.87	$9,962,928
Options exercisable at June 30, 2011 and expected to become exercisable	4,846,018	$15.28	3.83	$9,843,665
Options vested and exercisable at June 30, 2011	4,073,950	$14.83	3.63	$9,441,111

The total fair value of options that vested during the three months ended June 30, 2011 and 2010 was $1.5 million and $1.9 million, respectively, and the total fair value of options that vested during the six months ended June 30, 2011 and 2010 was $3.1 million and $4.1 million, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $0.7 million and $9.5 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $5.5 million and $15.8 million, respectively. Net cash proceeds from the exercise of stock options was $0.7 million for the three months ended June 30, 2011 and $3.1 million for the three months ended June 30, 2010. Net cash proceeds from the exercise of stock options was $4.3 million for the six months ended June 30, 2011 and $11.8 million for the six months ended June 30, 2010. At June 30, 2011, unamortized compensation expense related to unvested options was approximately $6.3 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The employee stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected term (years)	4.0	4.1	4.0	4.1
Expected volatility	53.0%	56.9%	52.9%	56.5%
Risk-free interest rate	1.3%	1.8%	1.4%	1.9%
Dividend yield	-	-	-	-

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

Restricted Stock

The Company grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2010	960,174	19.88	2.91
Awards granted	697,980	15.98
Awards released	(196,305)	17.93
Awards forfeited	(49,770)	19.82
Outstanding at June 30, 2011	1,412,079	$17.67	2.99

The total fair value of restricted stock units that vested was $2.1 million for the three months ended June 30, 2011 and $1.3 million for the three months ended June 30, 2010, respectively. The total fair value of restricted stock units that vested was $4.6 million for the six months ended June 30, 2011 and $2.7 million for the six months ended June 30, 2010, respectively. The intrinsic value related to restricted stock units released for the three months ended June 30, 2011 and 2010 was $1.4 million and $1.3 million, respectively, and the intrinsic value related to restricted stock units released for the six months ended June 30, 2011 and 2010 was $3.1 million and $2.5 million, respectively. The intrinsic value related to restricted stock units outstanding at June 30, 2011 and 2010 was $21.8 million and $14.9 million, respectively. At June 30, 2011, the unamortized compensation expense related to unvested restricted stock units was approximately $16.5 million, net of estimated forfeitures, with a weighted average remaining recognition period of 3.0 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the six months ended June 30, 2011 and 2010, 70,685 shares and 57,240 shares, respectively, were issued under the Purchase Plan. There were no shares issued under the Purchase Plan during the three months ended June 30, 2011 and 2010. The following is a summary of the Purchase Plan and changes during the six months ended June 30, 2011:

Available Shares as of December 31, 2010	3,141,931
2011 Additions to Plan	701,260
2011 Purchases	(70,685)
Available Shares as of June 30, 2011	3,772,506

The Purchase Plan is considered compensatory under ASC 718-50-25-2, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.2 million for each of the six months ended June 30, 2011 and 2010, respectively. The unamortized expense as of June 30, 2011 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2011 and 2010, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Six months ended June 30,
	2011	2010
Expected term (years)	0.5	0.5
Expected volatility	37.5%	41.3%
Risk-free interest rate	0.2%	0.2%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the six months ended June 30, 2011 and 2010 was $0.9 million and $1.1 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Work in progress	$13,050	$11,559
Finished goods	11,665	14,230
Total inventories	$24,715	$25,789

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred revenue and customer prepayments	$4,812	$3,200
Chengdu building construction cost	2,459	3,633
Legal expenses and settlement costs	1,389	844
Stock rotation reserve	790	811
Warranty	726	764
Other	1,862	1,947
Total accrued liabilities	$12,038	$11,199

A roll-forward of the warranty reserve for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010
Balance at beginning of year	$764	$294
Warranty costs	(333)	-
Unused warranty provision	(220)	(196)
Warranty provision for product sales	515	255
Balance at end of period	$726	$353

5. Net Income per Share and Comprehensive Income  — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2011 and 2010, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$3,482	$6,407	$5,375	$12,763

Denominator:
Weighted average oustanding shares used to compute basic net income per share	33,846	36,291	34,432	35,858
Effect of dilutive securities	1,057	2,064	1,166	2,293
Weighted average oustanding shares used to compute diluted net income per share	34,903	38,355	35,598	38,151

Net income per share - basic	$0.10	$0.18	$0.16	$0.36
Net income per share - diluted	$0.10	$0.17	$0.15	$0.33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

For the three months ended June 30, 2011 and 2010, approximately 4.1 million and 1.6 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, approximately 4.3 million and 1.5 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table sets forth the components of other comprehensive income, net of income tax effects (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$3,482	$6,407	$5,375	$12,763
Other comprehensive income:
Change in value of temporary impairment of auction-rate securities	-	(10)	140	175
Unrealized gain on available-for-sale securities	9	110	2	158
Foreign currency translation adjustments	704	104	858	105

Comprehensive income	$4,195	$6,611	$6,375	$13,201

Foreign currency translation adjustments for the quarter and six months ended June 30, 2011 were primarily from fluctuations in the renminbi.

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2011 and 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
Customers	2011	2010	2011	2010

A	16%	11%	16%	11%
B	*	15%	*	14%
C	*	10%	*	10%

(*) represents less than 10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country	2011	2010	2011	2010
China	$31,203	$28,580	$54,880	$51,145
Taiwan	5,156	5,381	10,285	10,896
Korea	4,417	10,393	8,844	18,904
Europe	3,567	4,620	7,042	10,080
Japan	2,740	2,427	5,718	5,307
USA	860	2,417	1,966	5,260
Other	3,685	1,872	7,361	4,348

Total	$51,628	$55,690	$96,096	$105,940

The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2011	2010	2011	2010
DC to DC Converters	$42,786	$45,551	$79,879	$85,852
Lighting Control Products	6,857	7,510	12,745	14,944
Audio Amplifiers	1,985	2,629	3,472	5,144

Total	$51,628	$55,690	$96,096	$105,940

The following is a summary of  long-lived assets by geographic region (in thousands):

	June 30, 2011	December 31, 2010
China	$34,350	$34,468
United States	3,011	2,719
Taiwan	114	134
Japan	78	85
Other	59	58
TOTAL	$37,612	$37,464

7. Litigation

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

8. Fair Value Measurements

The Company follows the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted in the table below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased. Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. For the quarter and six months ended June 30, 2011, there were no such transfers.

The following table details the fair value measurements as of June 30, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$48,312	$48,312	$-	$-
US Treasuries and US Government Agency Bonds	56,786	56,786	-	-
Commercial Paper / Corporates	8,856	-	8,856	-
Long-term available-for-sale auction-rate securities	17,220	-	-	17,220
	$131,174	$105,098	$8,856	$17,220

At June 30, 2011, fixed income available-for-sale securities included $56.8 million in US government agencies and treasuries and $8.9 million in corporate notes and commercial paper, all of which was classified as short-term investments. From these investments, there was $8,800 in unrealized losses. The impact of gross unrealized gains and losses was not material. At June 30, 2011, the Company also had $18.1 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments and $48.3 million in money market securities, which are classified as cash and cash equivalents.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Ending balances at December 31, 2010	$19,180
Sales and Settlement at Par	(2,050)
Unrealized Gain	140
Ending balances at March 31, 2011	$17,270
Sales and Settlement at Par	(50)
Ending balances at June 30, 2011	$17,220

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. At June 30, 2011, the Company’s investment portfolio included $18.1 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 36 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of June 30, 2011 and December 31, 2010, the cumulative impairment of $0.8 million and $1.0 million, respectively, was temporary based on the following analysis:

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

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 127%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of June 30, 2011 and December 31, 2010, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and had recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011 and June 30, 2011, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011
Time-to-Liquidity	24 months	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security

The gross accumulated impairment charge was $0.8 million as of June 30, 2011, of which $0.7 million was recorded as temporary and $0.1 million was previously recorded as other-than-temporary. The gross accumulated impairment charge was $1.0 million as of December 31, 2010, of which $0.9 million was recorded as temporary and the remaining $0.1 million was recorded as other-than-temporary.

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.           Income Taxes

The income tax provision for the three and six months ended June 30, 2011 was $0.6 million or 14.3% of the Company’s income before income taxes and $0.8 million or 12.8% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of restricted units released. The income tax provision for the three and six months ended June 30, 2010 was $0.7 million or 10.3% of our income before income taxes and $1.0 million or 7.4% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted units released.

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments as well. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

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

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

From August 2010 through June 2011, the Company repurchased 4,385,289 shares for a total of $70.0 million.

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

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the quarter and six months  ended June 30, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on March 4, 2011 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 91% of our revenue for the quarter ended June 30, 2011 and 87% of our revenue for the quarter ended June 30, 2010 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of June 30, 2011 and December 31, 2010 was $1.3 million and $1.0 million, respectively.

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

As of June 30, 2011 and December 31, 2010, we had a valuation allowance of $16.7 million and $16.8 million, respectively, attributable to management’s determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

Contingencies. We and certain of our subsidiaries are parties to actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities.  When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies - Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.6%	41.8%	49.2%	41.7%

Gross profit	51.4%	58.2%	50.8%	58.3%
Operating expenses:
Research and development	21.8%	21.1%	22.2%	21.5%
Selling, general and administrative	20.0%	20.9%	20.6%	20.8%
Litigation expense	1.8%	4.0%	1.8%	3.6%

Total operating expenses	43.6%	46.0%	44.6%	45.9%

Income from operations	7.8%	12.2%	6.2%	12.4%
Other income (expense):
Interest and other income	0.3%	0.6%	0.4%	0.6%
Interest and other expense	(0.2%)	(0.0%)	(0.2%)	(0.0%)

Total other income, net	0.1%	0.6%	0.2%	0.6%

Income before income taxes	7.9%	12.8%	6.4%	13.0%
Income tax provision	1.2%	1.3%	0.8%	1.0%

Net income	6.7%	11.5%	5.6%	12.0%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$51,628	$55,690	(7.3)%	$96,096	$105,940	(9.3)%

Revenue for the three months ended June 30, 2011 was $51.6 million, a decrease of $4.1 million, or 7.3%, from $55.7 million for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 was $96.1 million, a decrease of $9.8 million, or 9.3%, from $105.9 million for the six months ended June 30, 2010. For the quarter and six months ended June 30, 2011, the decrease in revenue over the same periods last year was largely attributable to a decrease in the sales of our DC to DC products, primarily from having lost certain customers in Korea as a result of lack of production capacity and resulting product shortages in 2010. Audio sales were down for the three and six months ended June 30, 2011 over the same periods in 2010 due to a change in product mix and a decline in the average selling price for certain of our audio products. The sales of our lighting control products remained flat for the quarter ended June 30, 2011 over the quarter ended June 30, 2010. For the six months ended June 30, 2011, the sales of our lighting control products decreased over the same period in 2010 because of a reduction in the demand for our CCFL products, which was partially offset by increased sales of our WLED products. The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,					For the six months ended June 30,
	2011		2010			2011		2010
	(in thousands)	% of	(in thousands)	% of		(in thousands)	% of	(in thousands)	% of
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
DC to DC Converters	$42,786	82.9%	$45,551	81.8%	(6.1)%	$79,879	83.1%	$85,852	81.0%	(7.0)%
Lighting Control Products	6,857	13.3%	7,510	13.5%	(8.7)%	12,745	13.3%	14,944	14.1%	(14.7)%
Audio Amplifiers	1,985	3.8%	2,629	4.7%	(24.5)%	3,472	3.6%	5,144	4.9%	(32.5)%

	$51,628	100.0%	$55,690	100.0%	(7.3)%	$96,096	100.0%	$105,940	100.0%	(9.3)%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 51.4% for the three months ended June 30, 2011and 58.2% for the three months ended June 30, 2010. Gross profit as a percentage of revenue, or gross margin, was 50.8% for the six months ended June 30, 2011 and 58.3% for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, gross margin declined year-over-year as a result of declining average selling prices for certain of our products, changes in product mix, an increase in inventory reserves and higher product costs.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$51,628	$55,690	(7.3)%	$96,096	$105,940	(9.3)%
Research and development (“R&D”) (including stock-based compensation of $1,550 and $1,995 for the three months ended June 30, 2011 and 2010, respectively, and $2,977 and $3,730 for the six months ended June 30, 2011 and 2010, respectively)	11,237	11,785	(4.6)%	21,323	22,825	(6.6)%

R&D as a percentage of revenue	21.8%	21.2%		22.2%	21.5%

R&D expenses were $11.2 million, or 21.8% of revenue, for the three months ended June 30, 2011 and $11.8 million, or 21.2% of revenue, for the three months ended June 30, 2010. R&D expenses were $21.3 million, or 22.2% of revenue, for the six months ended June 30, 2011 and $22.8 million, or 21.5% of revenue, for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, R&D expenses decreased year-over-year due to lower variable compensation and stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$51,628	$55,690	(7.3)%	$96,096	$105,940	(9.3)%
Selling, general and administrative (“SG&A”) (including stock-based compensation of $2,036 and $3,428 for the three months ended June 30, 2011 and 2010, respectively, and $3,533 and $5,638 for the six months ended June 30, 2011 and 2010, respectively)	10,343	11,615	(11.0)%	19,833	22,008	(9.9)%

SG&A as a percentage of revenue	20.0%	20.9%		20.6%	20.8%

SG&A expenses were $10.3 million, or 20.0% of revenue, for the three months ended June 30, 2011 and $11.6 million, or 20.9% of revenue, for the three months ended June 30, 2010. SG&A expenses were $19.8 million, or 20.6% of revenue, for the six months ended June 30, 2011 and $22.0 million, or 20.8% of revenue, for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, SG&A expenses decreased year over year due to lower stock-based compensation expenses, variable compensation expenses and rep commissions. These were partially offset by an increase in salary and wages and an increase in professional service fees.

Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$51,628	$55,690	(7.3)%	$96,096	$105,940	(9.3)%
Litigation expense	939	2,228	(57.9)%	1,752	3,795	(53.8)%

Litigation expense as a percentage of revenue	1.8%	4.0%		1.8%	3.6%

Litigation expenses were $0.9 million, or 1.8% of revenue, for the three months ended June 30, 2011, compared to $2.2 million, or 4.0% of revenue, for the three months ended June 30, 2010. Litigation expenses were $1.8 million, or 1.8% of revenue, for the six months ended June 30, 2011, compared to $3.8 million, or 3.6% of revenue, for the six months ended June 30, 2010. During the three and six months ended June 30, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our lawsuits involving O2Micro, which were resolved in the second quarter of 2010. During the three and six months ended June 30, 2010, we incurred legal expenses primarily for the defense of those lawsuits.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 2011 was $0.6 million or 14.3% of our income before income taxes and $0.8 million or 12.8% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of restricted units released. The income tax provision for the three and six months ended June 30, 2010 was $0.7 million or 10.3% of our income before income taxes and $1.0 million or 7.4% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted stock units released.

Liquidity and Capital Resources.

As of June 30, 2011, we had working capital of $176.8 million, including cash and cash equivalents of $97.7 million and short-term investments of $65.6 million compared to working capital of $195.4 million, including cash and cash equivalents of $48.0 million and short-term investments of $129.7 million as of December 31, 2010. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company’s employee stock purchase plan.

For the six months ended June 30, 2011, net cash provided by operating activities was $21.5 million, primarily due to strong operating results and an increase in accounts payable for inventory purchases. For the six months ended June 30, 2010, net cash provided by operating activities was $22.8 million, primarily due to strong operating results and a reduction in inventory during the first half of 2010. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections have not been received.

For the six months ended June 30, 2011, net cash provided by investing activities was $60.6 million, primarily related to the redemption of short-term investments to fund our stock repurchase program. For the six months ended June 30, 2010, net cash used in investing activities was $34.7 million, primarily related to the purchase of short-term investments and equipment purchases for our Chengdu facility.

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

At June 30, 2011, the Company’s investment portfolio included $18.1 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 36 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that as of June 30, 2011 and December 31, 2010, the cumulative impairment of $0.8 million and $1.0 million, respectively, was temporary based on the following analysis:

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

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes three such securities, one of which has a senior parity ratio of approximately 127%, which is substantially above the expected student-loan default rate for that security. Conversely, the senior parity ratio for the other two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011 and June 30, 2011, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011
Time-to-Liquidity	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security

From the first quarter of 2011 to the second quarter of 2011, we kept the time-to-liquidity constant at 2.0 years. In addition, the FFELPs student-loan spread remained constant and the spread between the expected return and labor forwards changed very little. As a result, there was no change in the impairment of $0.8 million from the first quarter to the second quarter of 2011.

From the fourth quarter of 2010 to the first quarter of 2011, we kept the time-to-liquidity constant at 2.0 years. We sold $2.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.2 million. This reduced the overall impairment from $1.0 million at December 31, 2010 to $0.8 million at March 31, 2011.

Net cash used in financing activities for the six months ended June 30, 2011 was $32.8 million, primarily from stock repurchases in the amount of $38.5 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $4.3 million and proceeds from the employee stock purchase plan of $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2010 was $14.2 million, primarily for the issuance of common stock in the amount of $11.8 million.

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

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

From August 2010 through June 2011, the Company repurchased 4,385,289 shares for a total of $70.0 million.

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

On July 8, 2011, we entered into a Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate ("the Agreement") with Pepper Land-Great Oaks, LLC, a California limited liability company ("Pepper Land") to purchase the property located at 79 Great Oaks Boulevard in San Jose, CA to be used as our new headquarters and sales offices. Such property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The purchase price for the property is $11,000,000, which was funded on August 4, 2011 and for which the deed was recorded on August 5, 2011. The purchase amount was paid with cash from operations.

Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option became exercisable in March 2011. We will likely enter into a purchase agreement for this facility at a date to be determined and as the opportunity necessitates. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010, and for which we are in the process of negotiating the final payment to the building contractor for changes made during the construction. We have accrued $2.5 million for this payment, which is our best estimate at this time.

We also lease our sales offices in Japan, China, Taiwan and Korea.

As of June 30, 2011, our total outstanding purchase commitments with vendors were $6.9 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $14.4 million as of December 31, 2010.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2011.

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 4, 2011. During the three and six months ended June 30, 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	our results of operations and financial performance;
●	general economic, industry and global market conditions;
●	whether our forward guidance meets the expectations of our investors;
●	the depth and liquidity of the market for our common stock;
●	developments generally affecting the semiconductor industry;
●	commencement of or developments relating to our involvement in litigation;
●	investor perceptions of us and our business strategies;
●	changes in securities analysts’ expectations or our failure to meet those expectations;
●	actions by institutional or other large stockholders;
●	terrorist acts or acts of war;
●	actual or anticipated fluctuations in our results of operations;
●	developments with respect to intellectual property rights;
●	announcements of technological innovations or significant contracts by us or our competitors;
●	introduction of new products by us or our competitors;
●	our sale of common stock or other securities in the future;
●	conditions and trends in technology industries;
●	changes in market valuation or earnings of our competitors;
●	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;
●	our ability to increase our gross margins; and
●	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

●	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;
●	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;
●	adverse general economic conditions in the countries where our products are sold or used;
●	the timing of developments and related expenses in our litigation matters;
●	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;
●	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);
●	increases in assembly costs due to commodity price increases, such as the price of gold;
●	the timing of new product introductions by us and our competitors;
●	the acceptance of our new products in the marketplace;
●	our ability to develop new process technologies and achieve volume production;
●	our ability to meet customer product demand in a timely manner;
●	the scheduling, rescheduling, or cancellation of orders by our customers;
●	the cyclical nature of demand for our customers’ products;

●	an increase in stock rotation reserves;
●	our ability to manage our inventory levels, including the levels of inventory held by our distributors;
●	inventory levels and product obsolescence;
●	seasonality and variability in the computer, consumer electronics, and communications markets;
●	the availability of adequate manufacturing capacity from our outside suppliers;
●	increases in prices for finished wafers due to general capacity shortages;
●	the potential loss of future business resulting from current capacity issues;
●	changes in manufacturing yields; and
●	movements in exchange rates, interest rates or tax rates.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

●	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;
●	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;
●	our competition, which could adversely impact our selling prices and our potential sales;
●	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;
●	manufacturing capacity constraints; and
●
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

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the first half of 2011 and may continue to impact our revenue in future periods. If we are unable to fill this revenue gap, our growth rate may be impacted, which could materially and adversely affect our stock price and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. During the first and second quarters of 2011, our gross margin decreased materially as compared to the same periods in 2010. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended June 30, 2011, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended June 30, 2011, sales to our largest distributor accounted for approximately 16% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the first half of 2011 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

We currently depend on two third-party suppliers to provide us with wafers for our products. If either of our wafer suppliers become insolvent or capacity constrained and are unable and/or fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. We believe that the IRS’s position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years.  We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments as well. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows. However, there can be no assurance that the outcomes from these IRS examinations will not have a material adverse effect on our future operating results.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At June 30, 2011, the Company’s investment portfolio included $17.2 million, net of impairment charges of $0.8 million, in government-backed student loan auction-rate securities. As of that date, $18.1 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 37 years.

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

We face risks in connection with our internal control over financial reporting.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. For example, because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

The trading market for our common stock will depend, in part, on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because of their significant stock ownership, our officers and directors will be able to exert significant influence over our future direction.

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of June 30, 2011. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 5. OTHER INFORMATION

At our annual meeting of stockholders held on June 16, 2011, our stockholders rejected a proposal to approve, on an advisory basis, the compensation of our named executive officers.   Our management, our Board of Directors and the Compensation Committee of our Board of Directors are considering the reasons for, and implications of, this vote, and whether or not to change our compensation practices and policies.

At our annual meeting of stockholders held on June 16, 2011, Mr. Douglas McBurnie was re-elected as our director, with 10,621,928 shares voted in favor of his re-election and 19,109,758 shares withheld from voting on his re-election.  We believe that the large number of votes withheld was connected to the disclosure in our proxy statement for the stockholders meeting that Mr. McBurnie had failed to attend at least 75% of the meetings of the Board and the Board committees of which he is a member during 2010.

After further review following the stockholders meeting, we have determined that we miscalculated Mr. McBurnie’s attendance during 2010, by failing to include his attendance at meetings of those committees of which he is a member, and that the disclosure in our proxy statement that he failed to attend at least 75% of the meetings is wrong.  The correct calculation is that Mr. McBurnie attended 78% of the total meetings of the Board and the Board committees of which he is a member during 2010.  Mr. McBurnie has been a member of our Board of Directors since 2007.  During the time he has been a member of the Board,  Mr. McBurnie has attended 58 of the 62 meetings of the board and committees of which he is a member, an attendance rate over the period of 93%.  Our Board of Directors, at a meeting held on July 26, 2011, recognized Mr. McBurnie’s record of consistent attendance and dedication to his responsibilities as a director and welcomed his continued service as member of our Board.

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Dated: August 9, 2011
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