Form 10-Q
period 2011-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2011-10-27
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 33,694,064 shares of the registrant’s common stock issued and outstanding as of October 18, 2011.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,972	$48,010
Short-term investments	67,859	129,709
Accounts receivable, net of allowances of $43 in 2011 and $0 in 2010	16,420	18,347
Inventories	23,558	25,789
Deferred income tax assets, net - current	324	204
Prepaid expenses and other current assets	1,993	2,314
Total current assets	203,126	224,373
Property and equipment, net	47,608	37,262
Long-term investments	15,720	19,180
Deferred income tax assets, net - long-term	39	39
Other assets	669	749
Total assets	$267,162	$281,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,515	$8,979
Accrued compensation and related benefits	6,625	8,792
Accrued liabilities	8,949	11,199
Total current liabilities	25,089	28,970

Non-current income tax liabilities	5,020	5,015
Other long-term liabilities	-	723
Total liabilities	30,109	34,708
Stockholders' equity:
Common stock, $0.001 par value, $34 and $35 in 2011 and 2010, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,693,751 and 35,063,033 in 2011 and 2010, respectively	156,164	178,269
Retained earnings	77,495	66,647
Accumulated other comprehensive income	3,394	1,979
Total stockholders’ equity	237,053	246,895
Total liabilities and stockholders’ equity	$267,162	$281,603

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$52,962	$65,843	$149,058	$171,783
Cost of revenue	25,148	29,857	72,381	74,067
Gross profit	27,814	35,986	76,677	97,716
Operating expenses:
Research and development	11,792	11,291	33,115	34,116
Selling, general and administrative	10,249	10,296	30,082	32,304
Litigation expense	722	964	2,474	4,759
Total operating expenses	22,763	22,551	65,671	71,179

Income from operations	5,051	13,435	11,006	26,537
Other income (expense):
Interest and other income	103	240	534	925
Interest and other expense	(100)	(159)	(324)	(163)
Total other income, net	3	81	210	762

Income before income taxes	5,054	13,516	11,216	27,299
Income tax provision / (benefit)	(419)	297	368	1,317
Net income	$5,473	$13,219	$10,848	$25,982
Basic net income per share	$0.16	$0.37	$0.32	$0.72
Diluted net income per share	$0.16	$0.35	$0.31	$0.68
Weighted average common shares outstanding:
Basic	33,594	36,185	34,149	35,968
Diluted	34,240	37,727	35,275	38,130

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$10,848	$25,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,550	5,624
Loss on disposal of property and equipment	-	52
Amortization and realized gain on debt instruments	357	466
Tax benefit from stock option transactions	1,907	3,105
Excess tax benefit from stock option transactions	(145)	(1,399)
Stock-based compensation	10,036	13,725
Changes in operating assets and liabilities:
Accounts receivable	1,927	(16,767)
Inventories	2,240	204
Prepaid expenses and other current assets	363	(173)
Accounts payable	712	8,918
Accrued and other long-term liabilities	(380)	1,517
Accrued income taxes payable and noncurrent tax liabilities	(1,806)	(1,709)
Accrued compensation and related benefits	(2,183)	(1,386)
Deferred rent	(7)	92
Net cash provided by operating activities	30,419	38,251

Cash flows from investing activities:
Property and equipment purchases	(18,795)	(18,572)
Purchases of short-term investments	(47,261)	(175,132)
Proceeds from sale of short-term investments	108,718	153,003
Proceeds from sale of long-term investments	3,750	250
Changes in restricted assets	-	(19)
Net cash provided by (used in) investing activities	46,412	(40,470)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,334	13,265
Proceeds from employee stock purchase plan	1,773	1,885
Repurchase of common stock	(38,472)	(16,998)
Excess tax benefits from stock option transactions	145	1,399
Net cash used in financing activities	(32,220)	(449)

Effect of change in exchange rates	351	226
Net increase in cash and cash equivalents	44,962	(2,442)
Cash and cash equivalents, beginning of period	48,010	46,717
Cash and cash equivalents, end of period	$92,972	$44,275

Supplemental disclosures for cash flow information:
Cash paid for taxes	$581	$121
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$462	$1,686
Temporary impairment reversal of auction-rate securities	$(290)	$(220)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 4, 2011.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that results in common principles and requirements for measuring and disclosing fair value, which apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is to be applied prospectively. For public entities, this guidance is effective during interim and annual periods beginning on or after December 15, 2011. Early application is not permitted. The Company does not expect this new guidance to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Early application is permitted.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2011 and 2010, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Non-Employee	$2	$(1)	$10	$(11)
ESPP	99	80	401	474
Restricted Stock	2,058	2,210	5,278	7,331
Stock Options	1,215	1,873	4,347	5,931
TOTAL	$3,374	$4,162	$10,036	$13,725

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

Available for Grant as of December 31, 2010	2,954,607
2011 Additions to Plan	1,753,151
2011 Grants	(859,180)
2011 Cancellations	450,730
Available for Grant as of September 30, 2011	4,299,308

A summary of the status of the Company’s stock option plans at September 30, 2011 and changes during the nine months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010 (4,264,268 options exercisable at a weighted-average exercise price of $13.33 per share)	5,835,118	$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $6.16 per share)	115,000	$14.68
Options exercised	(645,529)	$6.71
Options forfeited and expired	(379,640)	$18.68
Outstanding at September 30, 2011	4,924,949	$15.33	3.67	$2,688,491
Options exercisable at September 30, 2011 and expected to become exercisable	4,749,616	$15.25	3.63	$2,688,491
Options vested and exercisable at September 30, 2011	4,140,950	$14.95	3.45	$2,688,491

The total fair value of options that vested during the three months ended September 30, 2011 and 2010 was $1.2 million and $1.9 million, respectively, and the total fair value of options that vested during the nine months ended September 30, 2011 and 2010 was $4.3 million and $6.0 million, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $0.2 million and $1.0 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $5.7 million and $16.8 million, respectively. Net cash proceeds from the exercise of stock options was $0.1 million for the three months ended September 30, 2011 and $1.5 million for the three months ended September 30, 2010. Net cash proceeds from the exercise of stock options was $4.3 million for the nine months ended September 30, 2011 and $13.3 million for the nine months ended September 30, 2010. At September 30, 2011, unamortized compensation expense related to unvested options was approximately $5.2 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.7 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The employee stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected term (years)	4.1	4.0	4.0	4.1
Expected volatility	52.3%	55.2%	52.8%	56.0%
Risk-free interest rate	1.1%	1.4%	1.3%	1.8%
Dividend yield	-	-	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury constant maturity yield based on the expected term for its risk-free interest rate and a dividend yield of zero as it does not issue dividends. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Restricted Stock

The Company grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)

Outstanding at December 31, 2010	960,174	$19.88	2.91
Awards granted	744,180	14.78
Awards released	(320,708)	18.55
Awards forfeited	(71,090)	19.42
Outstanding at September 30, 2011	1,312,556	$17.34	2.84

The total fair value of restricted stock units that vested was $2.0 million for the three months ended September 30, 2011 and $1.5 million for the three months ended September 30, 2010. The total fair value of restricted stock units that vested was $6.6 million for the nine months ended September 30, 2011 and $4.2 million for the nine months ended September 30, 2010. The intrinsic value related to restricted stock units released for the three months ended September 30, 2011 and 2010 was $1.6 million and $1.2 million, respectively, and the intrinsic value related to restricted stock units released for the nine months ended September 30, 2011 and 2010 was $4.7 million and $3.7 million, respectively. The intrinsic value related to restricted stock units outstanding at September 30, 2011 and 2010 was $13.4 million and $16.1 million, respectively. At September 30, 2011, the unamortized compensation expense related to unvested restricted stock units was approximately $15.1 million, net of estimated forfeitures, with a weighted average remaining recognition period of 2.8 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. To date, none of the shares have been accelerated and it is too early to ascertain whether certain of the shares will be accelerated in 2011 and beyond.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended September 30, 2011 and 2010, 79,296 shares and 57,147 shares, respectively, were issued under the Purchase Plan. For the nine months ended September 30, 2011 and 2010, 149,981 and 114,387 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the nine months ended September 30, 2011:

Available Shares as of December 31, 2010	3,141,931
2011 Additions to Plan	701,260
2011 Purchases	(149,981)
Available Shares as of September 30, 2011	3,693,210

The Purchase Plan is considered compensatory under ASC 718-50-25, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.1 million for each of the three months ended September 30, 2011 and 2010. The intrinsic value for stock purchased was $0.3 million for each of the nine months ended September 30, 2011 and 2010. The unamortized expense as of September 30, 2011 was $0.2 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and nine months ended September 30, 2011 and 2010, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	40.9%	37.9%	39.2%	39.5%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	-	-	-	-

Cash proceeds from employee stock purchases for each of the three months ended September 30, 2011 and 2010 was $0.8 million. Cash proceeds from employee stock purchases for the nine months ended September 30, 2011 and 2010 was $1.8 million and $1.9 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):
	September 30, 2011	December 31, 2010
Work in progress	$15,831	$11,559
Finished goods	7,727	14,230
Total inventories	$23,558	$25,789

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

4. Accrued Liabilities - Accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue and customer prepayments	$3,112	$3,200
Stock rotation reserve	1,759	811
Chengdu building cost	1,059	3,633
Legal expenses and settlement costs	1,013	844
Warranty	580	764
Other	1,426	1,947
Total accrued liabilities	$8,949	$11,199

A roll-forward of the warranty reserve for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010
Balance at beginning of year	$764	$294
Warranty costs	(607)	(75)
Unused warranty provision	(324)	(169)
Warranty provision for product sales	747	413
Balance at end of period	$580	$463

5. Net Income per Share and Comprehensive Income  — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2011 and 2010, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,473	$13,219	$10,848	$25,982

Denominator:
Weighted average oustanding shares used to compute basic net income per share	33,594	36,185	34,149	35,968
Effect of dilutive securities	646	1,542	1,126	2,162
Weighted average oustanding shares used to compute diluted net income per share	34,240	37,727	35,275	38,130

Net income per share - basic	$0.16	$0.37	$0.32	$0.72
Net income per share - diluted	$0.16	$0.35	$0.31	$0.68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

For the three months ended September 30, 2011 and 2010, approximately 5.9 million and 2.8 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, approximately 4.8 million and 1.8 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table sets forth the components of other comprehensive income, net of income tax effects (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$5,473	$13,219	$10,848	$25,982
Other comprehensive income (loss):
Change in value of temporary impairment of auction-rate securities	150	45	290	220
Unrealized gain (loss) on available-for-sale securities	(38)	(4)	(36)	153
Foreign currency translation adjustments	302	612	1,160	716

Comprehensive income	$5,887	$13,872	$12,262	$27,071

Foreign currency translation adjustments for the quarter and nine months ended September 30, 2011 were primarily from fluctuations in the renminbi.

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment: the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2011 and 2010, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
Customers	2011	2010	2011	2010

A	21%	18%	18%	13%
B	10%	*	*	*
C	*	*	*	10%

(*) represents less than 10%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2011	2010	2011	2010
China	$32,480	$31,285	$87,360	$82,430
Taiwan	6,110	9,286	16,395	20,182
Korea	2,754	9,640	11,598	28,544
Europe	3,736	5,369	10,778	15,449
Japan	2,475	4,967	8,193	10,274
USA	1,230	1,833	3,196	7,093
Other	4,177	3,463	11,538	7,811

Total	$52,962	$65,843	$149,058	$171,783

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2011	2010	2011	2010
DC to DC Converters	$44,446	$55,230	$124,325	$141,082
Lighting Control Products	8,026	9,380	20,771	24,324
Audio Amplifiers	490	1,233	3,962	6,377

Total	$52,962	$65,843	$149,058	$171,783

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30, 2011	December 31, 2010
China	$33,084	$34,468
United States	14,480	2,719
Taiwan	91	134
Japan	73	85
Other	50	58
TOTAL	$47,778	$37,464

The long-lived assets for the United States increased significantly, as the Company purchased its San Jose headquarters in the third quarter of 2011 for $11.0 million.

7. Litigation

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of the Company’s current and former directors and officers and the Company’s compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for the Company's executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney's fees. The matters are at a preliminary stage; the defendants have not yet responded to the complaint and no discovery has taken place.

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

In management’s opinion, the resolution of any pending matters is uncertain and the Company is not able to assess whether it will have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations, or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

8. Fair Value Measurements

The Company follows the provisions of ASC 820-10 Fair Value Measurements and Disclosures – Overall, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted in the table below. The Company also adopted the provisions of ASC 820-10-35-51 Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which provides additional guidance for estimating fair value in accordance with ASC 820-10 Fair Value Measurements and Disclosures – Overall, when the volume and level of activity for the asset or liability have significantly decreased. Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. For the three and nine months ended September 30, 2011, there were no such transfers.

The following table details the fair value measurements as of September 30, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$49,854	$49,854	$-	$-
US Treasuries and US Government Agency Bonds	64,849	64,849	-	-
Commercial Paper / Corporates	3,009	-	3,009	-
Long-term available-for-sale auction-rate securities	15,720	-	-	15,720
	$133,432	$114,703	$3,009	$15,720

At September 30, 2011, fixed income available-for-sale securities included $64.8 million in US government agencies and treasuries and $3.0 million in corporate notes and commercial paper, all of which was classified as short-term investments. From these investments, there was $15,600 in unrealized losses. The impact of gross unrealized gains and losses was not material. At September 30, 2011, the Company also had $16.4 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments and $49.9 million in money market securities, which are classified as cash and cash equivalents.

During the quarter ended September 30, 2011, Standard and Poor (“S&P”) downgraded the credit rating for U.S. long-term sovereign debt. Management will continue to monitor the situation and potentially rebalance the Company’s investment portfolio, as needed. Currently, the Company does not believe that there is an impairment, temporary or otherwise, related to their investments in U.S. Treasuries and U.S. agencies and as such, the Company has not recorded any such impairment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Ending balances at December 31, 2010	$19,180
Sales and Settlement at Par	(2,050)
Unrealized Gain	140
Ending balances at March 31, 2011	$17,270
Sales and Settlement at Par	(50)
Ending balances at June 30, 2011	$17,220
Sales and Settlement at Par	(1,650)
Unrealized Gain	150
Ending balances at September 30, 2011	$15,720

The Company’s Level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. At September 30, 2011, the Company’s investment portfolio included $15.7 million, net of impairment charges of $0.7 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 36 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that $0.6 million and $0.9 million of the gross accumulated impairment charge of $0.7 million and $1.0 million as of September 30, 2011 and December 31, 2010, respectively, was temporary. $0.1 million was previously recorded as other-than-temporary. The cumulative remaining impairment of $0.6 million and $0.9 million was classified as temporary based on the following analysis:

●
The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

●	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;
●	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;
●
Except for the credit loss of $70,000 recognized during the year ended December 31, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

●
The majority of the securities remain AAA rated, with $6.4 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades since;

●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of auction-rate securities representing 58% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% Federal Family Education Loan Programs (“FFELPS”) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90 day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of September 30,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

2011 and December 31, 2010, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and had recorded in other expense in its Condensed Consolidated Statement of Operations during 2009.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, the Company used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Time-to-Liquidity	24 months	24 months	24 months	24 months
Expected Return (Based on the 2-year treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%	1.8%
Discount Rate (Based on the 2-year LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	2.9% - 7.7%, depending on the credit-rating of the security

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.           Income Taxes

The income tax benefit for the three months ended September 30, 2011 was $0.4 million or -8.3% of the Company’s income before income taxes. The income tax provision for the nine months ended September 30, 2011 was $0.4 million or 3.3% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of restricted units released. The income tax provision for the three and nine months ended September 30, 2010 was $0.3 million or 2.2% of our income before income taxes and $1.3 million or 4.8% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted units released.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

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

10.           Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, the Company repurchased 1,899,789 shares for a total of $31.5 million. In 2011, the following shares have been repurchased through the open market and subsequently retired:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

●	the above-average industry growth of product and market areas that we have targeted,

●	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

●	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

●	the effect of auction-rate securities on our liquidity and capital resources,

●	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,

●	estimates of our future liquidity requirements,

●	the cyclical nature of the semiconductor industry,

●	protection of our proprietary technology,

●	near term business outlook for 2011,

●	the factors that we believe will impact our ability to achieve revenue growth,

●	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2006 and 2007,

●	the percentage of our total revenue from various market segments, and

●	the factors that differentiate us from our competitors.

You can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. These statements are only predictions based upon assumptions that we believe to be reasonable at the time made, and are subject to risks and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the quarter and nine months ended September 30, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on March 4, 2011 with the Securities and Exchange Commission.

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

●
Orders in the semiconductor industry can be cancelled or rescheduled without significant penalty to the customer. This is mitigated to a certain extent, as the typical lead times for our orders are fewer than 90 days.

●
We are not able to predict, with certainty, the sales cycle for new products to gain traction in the market. Generally, it takes six to twelve months to achieve revenue, with volume production achieved three to six months after we receive an initial customer order for a new product.

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 90% of our revenue for the quarter ended September 30, 2011 and 89% of our revenue for the quarter ended September 30, 2010 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

In 2006, we signed a distribution agreement with a U.S. distributor. Revenue from this distributor is recognized upon sale by the distributor to the end customer because the distributor has certain rights of return which management believes are not estimable. The deferred revenue balance from this distributor as of September 30, 2011 and December 31, 2010 was $1.1 million and $1.0 million, respectively.

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

As of September 30, 2011 and December 31, 2010, we had a valuation allowance of $16.6 million and $16.8 million, respectively, attributable to management’s determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Our financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term investments are stated at their fair market value.

The face value of our holdings in auction rate securities is $16.4 million, all of which is classified as long-term available-for-sale investments. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.5%	45.3%	48.6%	43.1%

Gross profit	52.5%	54.7%	51.4%	56.9%
Operating expenses:
Research and development	22.2%	17.2%	22.2%	19.9%
Selling, general and administrative	19.4%	15.6%	20.2%	18.8%
Litigation expense	1.4%	1.5%	1.7%	2.8%

Total operating expenses	43.0%	34.3%	44.1%	41.5%

Income from operations	9.5%	20.4%	7.3%	15.4%
Other income (expense):
Interest and other income	0.2%	0.4%	0.4%	0.5%
Interest and other expense	(0.2%)	(0.2%)	(0.2%)	(0.1%)

Total other income, net	0.0%	0.2%	0.2%	0.4%

Income before income taxes	9.5%	20.6%	7.5%	15.8%
Income tax provision / (benefit)	(0.8%)	0.5%	0.3%	0.7%

Net income	10.3%	20.1%	7.3%	15.1%

Revenue.

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$52,962	$65,843	(19.6)%	$149,058	$171,783	(13.2)%

Revenue for the three months ended September 30, 2011 was $53.0 million, a decrease of $12.9 million, or 19.6%, from $65.8 million for the three months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 was $149.1 million, a decrease of $22.7 million, or 13.2%, from $171.8 million for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the decrease in revenue over the same periods last year was largely attributable to a decrease in the sales of our DC to DC products, primarily from having lost certain customers in Korea as a result of lack of production capacity and resulting product shortages in 2010. Audio sales were down for the three and nine months ended September 30, 2011 over the same periods in 2010 due to a change in product mix. The sales of our lighting control products were down for the three and nine months ended September 30, 2011 over similar periods in 2010 because of a reduction in the demand for our CCFL products, which was partially offset by increased sales of our WLED products. The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2011		2010			2011		2010
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$44,446	83.9%	$55,230	83.9%	(19.5)%	$124,325	83.4%	$141,082	82.1%	(11.9)%
Lighting Control Products	8,026	15.2%	9,380	14.2%	(14.4)%	20,771	13.9%	24,324	14.2%	(14.6)%
Audio Amplifiers	490	0.9%	1,233	1.9%	(60.3)%	3,962	2.7%	6,377	3.7%	(37.9)%

	$52,962	100.0%	$65,843	100.0%	(19.6)%	$149,058	100.0%	$171,783	100.0%	(13.2)%

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 52.5% for the three months ended September 30, 2011and 54.7% for the three months ended September 30, 2010. Gross profit as a percentage of revenue, or gross margin, was 51.4% for the nine months ended September 30, 2011 and 56.9% for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, gross margin declined year-over-year as a result of declining average selling prices for certain of our products, changes in product mix, an increase in inventory reserves and higher product costs.

Research and Development.

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$52,962	$65,843	(19.6)%	$149,058	$171,783	(13.2)%
Research and development (“R&D”) *	11,792	11,291	4.4%	33,115	34,116	(2.9)%

R&D as a percentage of revenue	22.3%	17.1%		22.2%	19.9%

* R&D expenses for the three and nine months ended September 30, 2011 includes $1.6 million and $4.6 million of stock-based compensation, respectively. R&D expenses for the three and nine months ended September 30, 2010 includes $1.6 million and $5.4 million of stock-based compensation, respectively.

R&D expenses were $11.8 million, or 22.3% of revenue, for the three months ended September 30, 2011 and $11.3 million, or 17.1% of revenue, for the three months ended September 30, 2010. For the three months ended September 30, 2011, R&D expenses increased over the same period in 2010 due to an increase in product development expenditures. R&D expenses were $33.1 million, or 22.1% of revenue, for the nine months ended September 30, 2011 and $34.1 million, or 19.9% of revenue, for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, R&D expenses decreased year-over-year due to lower variable compensation and stock-based compensation expenses.

Selling, General and Administrative.

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$52,962	$65,843	(19.6)%	$149,058	$171,783	(13.2)%
Selling, general and administrative (“SG&A”) *	10,249	10,296	(0.5)%	30,082	32,304	(6.9)%

SG&A as a percentage of revenue	19.4%	15.6%		20.2%	18.8%

 * SG&A expenses for the three and nine months ended September 30, 2011 includes $1.7 million and $5.2 million of stock-based compensation, respectively. SG&A expenses for the three and nine months ended September 30, 2010 includes $2.4 million and $8.1 million of stock-based compensation, respectively.

SG&A expenses were $10.2 million, or 19.4% of revenue, for the three months ended September 30, 2011 and $10.3 million, or 15.6% of revenue, for the three months ended September 30, 2010. For the three months ended September 30, 2011, stock-based compensation decreased relative to the same period in 2010, which was offset by an increase in salary and wages. SG&A expenses were $30.1 million, or 20.2% of revenue, for the nine months ended September 30, 2011 and $32.3 million, or 18.8% of revenue, for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, SG&A expenses decreased year over year due to lower stock-based compensation expenses and variable compensation expenses. These were partially offset by an increase in salary and wages and an increase in professional services fees.

Litigation Expense.

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010		2011	2010
	(in thousands)		Change	(in thousands)		Change
Revenue	$52,962	$65,843	(19.6)%	$149,058	$171,783	(13.2)%
Litigation expense	722	964	(25.1)%	2,474	4,759	(48.0)%

Litigation expense as a percentage of revenue	1.4%	1.5%		1.7%	2.8%

Litigation expenses were $0.7 million, or 1.4% of revenue, for the three months ended September 30, 2011, compared to $1.0 million, or 1.5% of revenue, for the three months ended September 30, 2010. Litigation expenses were $2.4 million, or 1.7% of revenue, for the nine months ended September 30, 2011, compared to $4.8 million, or 2.8% of revenue, for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our lawsuits involving O2Micro, which were resolved in the second quarter of 2010. During the three and nine months ended September 30, 2010, we incurred legal expenses primarily for the defense of those lawsuits. Overall, our litigation expense has decreased as a result of us being party to fewer material litigations.

Income Tax Provision. The income tax benefit for the three months ended September 30, 2011 was $0.4 million or -8.3% of our income before income taxes. The income tax provision for the nine months ended September 30, 2011 was $0.4 million or 3.3% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of restricted units released. The income tax provision for the three and nine months ended September 30, 2010 was $0.3 million or 2.2% of our income before income taxes and $1.3 million or 4.8% of the pre-tax income, respectively. This differed from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and restricted stock units released.

Liquidity and Capital Resources.

As of September 30, 2011, we had working capital of $178.0 million, including cash and cash equivalents of $93.0 million and short-term investments of $67.9 million, compared to working capital of $195.4 million, including cash and cash equivalents of $48.0 million and short-term investments of $129.7 million as of December 31, 2010. We have financed our growth primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company’s employee stock purchase plan.

For the nine months ended September 30, 2011, net cash provided by operating activities was $30.4 million, primarily due to strong operating results. For the nine months ended September 30, 2010, net cash provided by operating activities was $38.3 million, primarily due to strong operating results and an increase in accounts payable for inventory purchases to meet customer demands. This was partially offset by an increase in accounts receivable, primarily from increased shipments at the end of the quarter for which the collections had not been received.

For the nine months ended September 30, 2011, net cash provided by investing activities was $46.4 million, primarily related to the redemption of short-term investments to fund our stock repurchase program and the purchase of our headquarters in San Jose, California. This was partially offset by the purchase of our San Jose headquarters and equipment and software purchases. For the nine months ended September 30, 2010, net cash used in investing activities was $40.5 million, primarily related to the purchase of short-term investments and equipment purchases for our Chengdu facility.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities, auction-rate securities and highly rated corporate notes and commercial paper. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

At September 30, 2011, the Company’s investment portfolio included $15.7 million, net of impairment charges of $0.7 million, in government-backed student loan auction-rate securities. The underlying maturity of these auction-rate securities is up to 36 years. Although it is unclear as to when these investments will regain their liquidity, management has concluded that that $0.6 million and $0.9 million of the gross accumulated impairment charge of $0.7 million and $1.0 million as of September 30, 2011 and December 31, 2010, respectively, was temporary. $0.1 million was previously recorded as other-than-temporary. The cumulative impairment of $0.6 million and $0.9 million was classified as temporary based on the following analysis:

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

5.
The majority of the securities remain AAA rated, with $6.4 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades since; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 58% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90-day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Time-to-Liquidity	24 months	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	2.9% - 7.7%, depending on the credit-rating of the security

From the second quarter of 2011 to the third quarter of 2011, the impairment decreased, primarily due to $1.7 million in auction-rate securities having been called at par. This was slightly offset by an increase in the FFELPS student-loan spread.

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

Net cash used in financing activities for the nine months ended September 30, 2011 was $32.2 million, primarily from stock repurchases in the amount of $38.5 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $4.3 million and proceeds from the employee stock purchase plan of $1.8 million. Net cash used in financing activities for the nine months ended September 30, 2010 was $0.5 million, primarily from stock repurchases in the amount of $17.0 million, which was substantially offset by the proceeds from the exercise of stock options in the amount of $13.3 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. In February 2011, our Board of Directors approved an increase from $50.0 million to $70.0 million. As of December 31, 2010, we repurchased 1,899,789 shares for a total of $31.5 million. In 2011, the following shares have been repurchased through the open market and subsequently retired:

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

From August 2010 through June 2011, we repurchased 4,385,289 shares for a total of $70.0 million.

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

On July 8, 2011, we entered into a Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate (“the Agreement”) with Pepper Land-Great Oaks, LLC, a California limited liability company (“Pepper Land”) to purchase the property located at 79 Great Oaks Boulevard in San Jose, CA to be used as our new headquarters and sales offices. Such property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The purchase price for the property is $11,000,000, which was funded on August 4, 2011 and for which the deed was recorded on August 5, 2011.

Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term, which option became exercisable in March 2011. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010

We also lease our sales offices in Japan, China, Taiwan and Korea and our research and development facilities in Finland.

As of September 30, 2011, our total outstanding purchase commitments with vendors were $13.8 million, which includes wafer purchases from our two foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $14.4 million as of December 31, 2010.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2011.

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 4, 2011. During the three and nine months ended September 30, 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

During the quarter ended September 30, 2011, S&P downgraded the credit rating for U.S. long-term sovereign debt. We will continue to monitor the situation and potentially rebalance our investment portfolio, as needed. Currently, we do not believe that there is an impairment, temporary or otherwise, related to our investments in U.S. Treasuries and U.S. Agencies and as such, we have not recorded any such impairment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of our current and former directors and officers and our compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for our executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney's fees. The matters are at a preliminary stage; the defendants have not yet responded to the complaint and no discovery has taken place.

We and certain of our subsidiaries are parties to actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims.

In management’s opinion, the resolution of any pending matters is uncertain and we are not able to assess whether it will have a material adverse effect on our condensed consolidated financial condition, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Form 10-Q and our other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  These risks, which have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our year-to-date revenue in 2011 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this source of lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. During the first three quarters of 2011, our gross margin decreased materially as compared to the same periods in 2010. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

●	timely and efficient completion of process design and device structure improvements;

●	timely and efficient implementation of manufacturing, assembly, and test processes;

●	the ability to secure and effectively utilize fabrication capacity in different geometries;

●	product performance;

●	product availability;

●	the quality and reliability of the product; and

●	effective marketing, sales and service.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended September 30, 2011, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

●	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

●	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

●	currency exchange rate fluctuations impacting intra-company transactions;

●	transportation delays;

●	changes in tax regulations in China that may impact our tax status in Chengdu;

●	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

●	international political relationships and threats of war;

●	terrorism and threats of terrorism;

●	epidemics and illnesses;

●	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

●	work stoppages related to employee dissatisfaction;

●	economic and political instability;

●	changes in import/export regulations, tariffs, and freight rates;

●	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

●	enforcing contracts generally; and

●	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographical concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which places us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors or value-added resellers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended September 30, 2011, sales to our largest two distributors accounted for approximately 31% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our year-to-date revenue in 2011 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and our international subsidiaries in 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. We believe that the IRS’s position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years.  We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments as well. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows. However, there can be no assurance that the outcomes from these IRS examinations will not have a material adverse effect on our future operating results.

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

From time to time, we are faced with having to defend our intellectual property rights throughout the world. Should we become engaged in such proceedings, it could divert management’s attention from focusing on and implementing the business strategy. Further, should we not be successful in any of our intellectual property enforcement actions, our revenue may be affected and our business could be harmed.

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

S&P’s downgraded credit rating for U.S. long-term sovereign debt could affect global and domestic financial markets, which may affect our business, financial condition and liquidity.

S&P’s downgraded credit rating for U.S. long-term sovereign debt could materially affect global and domestic financial markets and economic conditions. Although a downgrade of long-term sovereign credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. Management will continue to monitor the situation and there could be future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. At this time, however, U.S. treasuries continue to trade in active markets, and the yield curve on U.S. treasuries remains an appropriate basis for determining risk-free rates.

Should there be a deterioration of the global and financial markets as a result of the downgraded credit rating for U.S. long-term sovereign debt, our business, financial condition and liquidity could be adversely affected.

The market for government-backed student loan auction-rate securities has suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At September 30, 2011, the Company’s investment portfolio included $15.7 million, net of impairment charges of $0.7 million, in government-backed student loan auction-rate securities. As of that date, $16.4 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 36 years.

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

Devaluation of the U.S. Dollar relative to other foreign currencies, including the renminbi, may adversely affect results of operations.

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. Should the value of the renminbi continue to rise against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, because we collect payments from all customers in U.S. dollars, fluctuations in the value of foreign currencies could have an adverse impact on our customers’ business, which could negatively impact our business and results of operations.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this quarterly report on Form 10-Q, we face the following risks, among others:

●	inability to maintain appropriate and acceptable manufacturing controls; and

●	higher than anticipated overhead and other costs of operation.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process, which averages six to twelve months, requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional three to six months after an initial sale. Sales cycles for our products are lengthy for a number of reasons:

●	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

●	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

●	our products must be designed into a customer’s product or system; and

●	the development and commercial introduction of our customers’ products incorporating new technologies frequently are delayed.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 18% of our outstanding common stock as of September 30, 2011. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
21.1	Subsidiaries of Monolithic Power Systems, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: October 27, 2011
/s/ MEERA RAO
Meera Rao
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
21.1	Subsidiaries of Monolithic Power Systems, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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