Form 10-K
period 2011-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2012-03-12
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2011 was 33,466,052.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2011 was $15.42.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2011 was $351,889,196.*

There were 34,185,705 shares of the registrant’s common stock issued and outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

*
Excludes 10,645,741 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2011.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China.

•	our belief that we will incur significant legal expenses that vary with the level of activity in any of our future legal proceedings,

•	the effect of auction-rate securities on our liquidity and capital resources,

•	the application of our products in the computer, consumer electronics, and communications markets continuing to account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2012,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2006 and 2007,

•	the percentage of our total revenue from various market segments, and

•	the factors that differentiate us from our competitors.

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

Direct Current (DC) to DC Converters. DC to DC converter ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, set top boxes, TVs and monitors, automobiles and medical equipment. We believe that our DC to DC converters are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices.

Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigational systems, and LCD televisions. Backlighting solutions are typically either white light emitting diode (“WLED”) lighting sources or cold cathode fluorescent lamps (CCFL). WLED lighting control ICs step-up or step-down a DC voltage, or convert from an AC line voltage supplied by the utility company (also called AC/DC Offline) and provide efficient precision power and protection to a LED string or to multiple LED strings. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products.

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

Customers, Sales, and Marketing

We sell our products through third party distributors, value-added resellers and directly to OEMs, ODMs, and electronic manufacturing service (EMS) providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers.  Distributors may distribute our products to end customers which include OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers. The following is a summary for the years ended December 31, 2011, 2010 and 2009 of those customers that accounted for more than 10% of our total revenue in one or more of these years:

	Revenue
	Year ended December 31,
Customers	2011	2010	2009

A	17%	14%	13%
B	10%	*	10%
C	*	*	10%
D	*	*	*

*	Represents less than 10%

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

We have sales offices located in the United States, Taiwan, China, Korea, Singapore and Japan and have marketing representatives in Europe. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 90% of our revenue in 2011 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

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

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of January 9, 2012 we had approximately 646 patents issued and pending, of which 101 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through December 2030 and our other issued patents are scheduled to expire at various times through September 2029. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. In April 2008, we entered into a patent license agreement with another integrated circuit company, which is a value-added reseller, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, with an automatic renewal for successive one year periods, unless either party terminates, and for which this company is obligated to pay us royalties based on sales of those products. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

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

We currently contract with three suppliers to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in Malaysia and China. The assembled ICs are then sent for final testing at our Chengdu facility prior to shipping to our customers.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. We also have the option, which became exercisable in March 2011, to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. Furthermore, we are continuing to expand our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer.  Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2011, we employed 922 employees located in the United States, Taiwan, China, Japan, Korea, Europe and Singapore.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Fairchild Semiconductor International, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microchip Technology, Microsemi Corporation, O2Micro International, ON Semiconductor, Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V., Texas Instruments Incorporated and Volterra.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of March 12, 2012 are as follows:

Name	Age	Position
Michael R. Hsing	52	President, Chief Executive Officer, and Director
Meera P. Rao	51	CFO and Principal Financial and Accounting Officer
Deming Xiao	49	President of MPS Asia Operations
Maurice Sciammas	52	Senior Vice President of Worldwide Sales and Marketing
Paul Ueunten	57	Senior Vice President of Engineering
Saria Tseng	41	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	an increase in stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from current capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	determining the probability of accounting charges associated with performance based equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

•	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	determining the probability and magnitude of stock compensation accounting charges; and

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

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this source of lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above the industry averages. During the year ended December 31, 2011, our gross margin decreased materially as compared to the same period in 2010. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2011, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the year ended December 31, 2011, sales to our largest two distributors accounted for approximately 27% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Our ability to increase product sales and revenues may be constrained by the manufacturing capacity of our suppliers.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

We currently depend on three third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers become insolvent or capacity constrained and are unable and/or fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with three suppliers for the production of wafers. Should any of our suppliers become insolvent or capacity constrained, we may not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

▪	the costs and expense associated with such activities;

▪	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers on January 1;

▪	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

▪	delays in bringing new foundry operations online to meet increased product demand; and

▪	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment, if the IRS were to prevail on all matters in dispute, would result in  potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. In February 2012, we received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS is raising the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. This is considered to be a subsequent event to our balance sheet date and we are currently reviewing the Revised NOPA.  The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.

We are currently reviewing these proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. As of December 31, 2011, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

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

If we are unsuccessful in legal proceedings brought against us or any of our competitors, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

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

Future legal proceedings may divert our financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. Further, if we are not successful in any of our intellectual property defenses, our financial condition could be adversely affected and our business could be harmed. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could distract management’s focus on our operations and adversely affect our business.

We will continue to vigorously defend and enforce our intellectual property rights around the world, especially as it relates to patent litigation.

From time to time, we are faced with having to defend our intellectual property rights throughout the world. Should we become engaged in such proceedings, it could divert management’s attention from focusing on and implementing our business strategy. Further, should we not be successful in any of our intellectual property enforcement actions, our revenue may be affected and our business could be harmed.

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

S&P’s downgraded credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could affect global and domestic financial markets, which may affect our business, financial condition and liquidity.

S&P’s downgraded credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could materially affect global and domestic financial markets and economic conditions. Although a downgrade of long-term sovereign credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. Management will continue to monitor the situation and there could be future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. At this time, however, U.S. treasuries continue to trade in active markets, and the yield curve on U.S. treasuries remains an appropriate basis for determining risk-free rates.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At December 31, 2011, the Company’s investment portfolio included $13.7 million, net of impairment charges of $0.7 million, in government-backed student loan auction-rate securities. As of that date, $14.4 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 36 years.

Based on certain assumptions described in Note 2, “Fair Value Measurements”, to our consolidated financial statements and the Liquidity and Capital Resources section of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. We experienced our first failed auction in mid-February 2008.

Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings.  If the accounting rules for these securities change , there may be an adverse impact on our earnings.  It is unlikely that we will be able to liquidate our auction-rate securities in the short term.

We face risks in connection with our internal control over financial reporting.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. For example, because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. In addition, we grant performance-based equity awards to certain of our employees. It is difficult to predict if or when an accounting charge associated with these grants will occur. As a result, we may be unable to accurately anticipate the magnitude and timing of any such accounting charge, which could materially and adversely impact our results of operations in future periods.

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

If we are unable to maintain our testing facility in China at fully operational status with appropriate manufacturing controls and cost levels, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

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

We compete against many companies with substantially greater financial and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 18% of our outstanding common stock as of December 31, 2011. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

On July 8, 2011, we entered into a Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate with Pepper Land-Great Oaks, LLC, a California limited liability company to purchase the property located at 79 Great Oaks Boulevard in San Jose, CA, to be used as our new headquarters and sales offices. Such property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land.

We lease approximately 56,000 square feet in Chengdu which serves as our test facility and manufacturing hub and we constructed a 150,000 square foot research and development facility in Chengdu, which was put into operation in October 2010.

We also lease sales and research and development offices in the United States, Japan, China, Taiwan, Finland and Korea. We believe that our existing facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of our current and former directors and officers and our compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for our executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney’s fees.  On February 29, 2012, the plaintiff in the action filed in California Superior Court for Santa Clara County had voluntarily dismissed the action.  The matters are at a preliminary stage at the United States District Court; the defendants have moved to dismiss the complaints in the court.  In management’s opinion, the resolution of the derivative action filed in the United States District Court is uncertain and we are not able to assess whether it will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

2011	High	Low
Fourth Quarter ended December 31, 2011	$15.61	$9.49
Third Quarter ended September 30, 2011	$15.64	$10.16
Second Quarter ended June 30, 2011	$18.56	$13.41
First Quarter ended March 31, 2011	$17.12	$12.95

2010
Fourth Quarter ended December 31, 2010	$18.52	$14.75
Third Quarter ended September 30, 2010	$19.90	$15.46
Second Quarter ended June 30, 2010	$25.34	$17.34
First Quarter ended March 31, 2010	$24.50	$18.40

Holders of Our Common Stock

As of February 16, 2012, we had approximately 21 stockholders of record and the closing price of common stock was $18.48 per share as reported by The Nasdaq Global Select Market.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders. Based on several factors, including our proxy mailing from 2011, we estimate the total number of stockholders represented by these record holders to be at least 1,409.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

Performance of Our Common Stock

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 1/1/2007 and its relative performance is tracked through 12/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Monolithic Power Systems, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the PHLX Semiconductor Index

$250
$200
$150
$100
$50
$0
12/06 3/07 6/07 9/07 12/07 3/08 6/08 9/08 12/08 3/09 6/09 9/09 12/09 3/10 6/10 9/10 12/10 3/11 6/11 9/11 12/11
Monolithic Power Systems, Inc.
NASDAQ Composite
S&P 500
PHLX Semiconductor

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share amounts)

Revenue	$196,519	$218,840	$165,008	$160,511	$134,004
Cost of revenue, including stock-based compensation*	94,925	97,383	67,330	61,184	48,781
Gross profit	101,594	121,457	97,678	99,327	85,223

Operating expenses:
Research and development, including stock-based compensation*	44,518	44,372	38,295	34,850	27,342
Selling, general and administrative, including stock-based compensation*	40,280	41,169	36,752	35,256	29,537
Lease abandonment	-	-	-	-	(496)
Litigation	3,379	5,418	9,457	6,714	9,370
Patent litigation settlement (provision reversal)	-	-	(6,356)	-	9,800
Total operating expenses	88,177	90,959	78,148	76,820	75,553

Income from operations	13,417	30,498	19,530	22,507	9,670

Other income (expense):
Interest and other income	671	1,156	1,047	3,587	4,741
Other expense	(362)	(234)	(429)	(652)	(139)
Total other income, net	309	922	618	2,935	4,602

Income before income taxes	13,726	31,420	20,148	25,442	14,272
Income tax provision	425	1,857	474	1,216	2,692

Net income	$13,301	$29,563	$19,674	$24,226	$11,580

Basic income per share	$0.39	$0.83	$0.57	$0.72	$0.37
Diluted income per share	$0.38	$0.78	$0.54	$0.67	$0.33

Weighted-average common shares outstanding	34,050	35,830	34,310	33,509	31,703
Stock options, restricted stock and warrants	1,110	1,996	2,324	2,611	3,387
Diluted weighted-average common equivalent shares outstanding	35,160	37,826	36,634	36,120	35,090

* Stock-based compensation has been included in the following line items:
Cost of revenue	$312	$393	$246	$344	$539
Research and development	5,909	6,742	6,408	5,821	4,625
Selling, general and administrative	6,905	9,675	7,957	6,993	6,064
Total	$13,126	$16,810	$14,611	$13,158	$11,228

Consolidated Balance Sheet Data:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Cash and cash equivalents	$96,371	$48,010	$46,717	$83,266	$83,114
Short-term investments	77,827	129,709	118,914	21,922	27,765
Long-term investments	13,675	19,180	19,445	37,425	-
Restricted cash	-	-	-	7,360	7,350
Working capital	185,435	195,403	179,577	117,365	119,348
Restricted assets	-	-	-	7	8,340
Total assets	273,867	281,603	241,821	195,299	172,590
Common stock	159,336	178,269	175,518	147,298	143,890
Total stockholders' equity	242,877	246,895	212,957	164,645	137,537

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

Following the introduction of a product, our sales cycle generally takes a number of quarters to achieve revenue and volume production is usually achieved several months after we receive an initial customer order for a new product. Typical lead time for orders are fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. 90% of our revenue for the year ended December 31, 2011 and 87% of our revenue for the year ended December 31, 2010 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications and computing markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers.

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

Approximately 10% of our distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements.  These distributors do not receive any stock rotation rights and, as such, hold very little inventory, if any.  We do not have a history of accepting returns from these distributors and they are generally required to pay in advance of shipment.

The terms in a majority of the Company's distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, the Company's products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will either repair the goods or provide replacements at no charge to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of the Company's U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors for each of the years ended December 31, 2011 and 2010 was $1.0 million.

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

As of December 31, 2011 and 2010, we had a valuation allowance of $14.6 million and $16.8 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation under the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

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

At December 31, 2011, the face value of our holdings in auction rate securities is $14.4 million, all of which is classified as long-term available-for-sale investments.

All of the Company's investments are classified as available-for-sale securities which are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our consolidated statement of operations.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 relating to Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and must be applied retrospectively. The Company is evaluating the impact ASU 2011-05 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and should be applied prospectively.

Results of Operations

The table below shows the Consolidated Statements of Operations amounts (in thousands) and shows each as a percentage of revenue.

	Year ended December 31,
	2011		2010		2009
	(in thousands, except percentages)

Revenue	$196,519	100.0%	$218,840	100.0%	$165,008	100.0%
Cost of revenue	94,925	48.3	97,383	44.5	67,330	40.8
Gross profit	101,594	51.7	121,457	55.5	97,678	59.2

Operating expenses:
Research and development	44,518	22.7	44,372	20.3	38,295	23.3
Selling, general and administrative	40,280	20.5	41,169	18.8	36,752	22.3
Litigation	3,379	1.7	5,418	2.5	9,457	5.7
Patent litigation settlement (provision reversal)	-	-	-	-	(6,356)	(3.9)
Total operating expenses	88,177	44.9	90,959	41.6	78,148	47.4

Income from operations	13,417	6.8	30,498	13.9	19,530	11.8

Interest and other income	671	0.3	1,156	0.6	1,047	0.6
Other expense	(362)	(0.1)	(234)	(0.1)	(429)	(0.2)
Total other income, net	309	0.2	922	0.5	618	0.4

Income before income taxes	13,726	7.0	31,420	14.4	20,148	12.2
Income tax provision	425	0.2	1,857	0.9	474	0.3

Net income	$13,301	6.8%	$29,563	13.5%	$19,674	11.9%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Year ended December 31,						Percent Change
							2011 to 2010	2010 to 2009
Product Family	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue	Change	Change
DC to DC Converters	$165,608	84.2%	$183,051	83.7%	$123,581	74.9%	(9.5%)	48.1%
Lighting Control Products	26,487	13.5%	28,554	13.0%	27,836	16.9%	(7.2%)	2.6%
Audio Amplifiers	4,424	2.3%	7,235	3.3%	13,591	8.2%	(38.9%)	(46.8%)

Total	$196,519	100.0%	$218,840	100.0%	$165,008	100.0%

Revenue. Revenue for the year ended December 31, 2011 was $196.5 million, a decrease of $22.3 million, or 10.2%, from $218.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, the decrease in revenue over the same periods last year was largely attributable to a decrease in the sales of our DC to DC products, primarily from having lost certain customers in Korea as a result of a lack of production capacity and resulting product shortages in 2010. Audio sales were down for the year ended December 31, 2011 over the same period in 2010 due to a change in product mix. The sales of our lighting control products were down for the year ended December 31, 2011 over the similar period in 2010 because of a reduction in the demand for our CCFL products, which was partially offset by increased sales of our WLED products.

Revenue for the year ended December 31, 2010 was $218.8 million, an increase of $53.8 million, or 32.6%, from $165.0 million for the year ended December 31, 2009. Sales during the first three quarters of 2010 were strong for MPS and the semiconductor industry in general. However, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in the fourth quarter. In addition, in the fourth quarter of 2010, sales were lower because distributors used up inventory that was shipped in the third quarter and the general demand for consumer products declined more than seasonally. Sales during 2009 were generally weak, primarily from the deterioration in the general demand for electronic products as a result of a worldwide financial crisis and associated macro-economic slowdowns.

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

Gross Profit. Gross profit as a percentage of revenue, or gross margin, was 51.7% for the year ended December 31, 2011 and 55.5% for the year ended December 31, 2010. For the year ended December 31, 2011, gross margin declined year-over-year as a result of declining average selling prices for certain of our products, unabsorbed test manufacturing costs and an increase in inventory reserves.

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

	Year ended December 31,			Percentage Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands, except percentages)
Revenue	$196,519	$218,840	$165,008	(10.2%)	32.6%
Research and development ("R&D"), excluding stock-based compensation	38,609	37,630	31,887	2.6%	18.0%
R&D stock-based compensation	5,909	6,742	6,408	(12.4%)	5.2%
Total R&D	$44,518	$44,372	$38,295	0.3%	15.9%
R&D as a percentage of net revenue	22.7%	20.3%	23.2%

R&D expenses were $44.5 million, or 22.7% of revenue, for the year ended December 31, 2011 and $44.4 million, or 20.3% of revenue, for the year ended December 31, 2010. For the year ended December 31, 2011, R&D expenses remained flat over the same period in 2010 due to lower cash-based compensation and stock-based compensation expenses. These were partially offset by an increase in personnel-related and new product development expenses.

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

	Year ended December 31,			Percentage Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands, except percentages)
Revenue	$196,519	$218,840	$165,008	(10.2%)	32.6%
Selling, general and administrative ("SG&A"), excluding stock-based compensation	33,375	31,494	28,795	6.0%	9.4%
SG&A stock-based compensation	6,905	9,675	7,957	(28.6%)	21.6%
Total SG&A	$40,280	$41,169	$36,752	(2.2%)	12.0%
SG&A as a percentage of net revenue	20.5%	18.8%	22.3%

SG&A expenses were $40.3 million, or 20.5% of revenue, for the year ended December 31, 2011 and $41.2 million, or 18.8% of revenue, for the year ended December 31, 2010. For the year ended December 31, 2011, SG&A expenses decreased over the same period in 2010 due to lower variable compensation and stock-based compensation expenses. These were partially offset by an increase in personnel-related expenses.

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

Litigation.

	Year ended December 31,			Percentage Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands, except percentages)
Revenue	$196,519	$218,840	$165,008	(10.2%)	32.6%
Litigation expense	3,379	5,418	9,457	(37.6%)	(42.7%)
Litigation expense as a percentage of net revenue	1.7%	2.5%	5.7%

Litigation expenses were $3.4 million, or 1.7% of revenue, for the year ended December 31, 2011, compared to $5.4 million, or 2.5% of revenue, for the year ended December 31, 2010. During the year ended December 31, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our lawsuits with them, which were resolved in the second quarter of 2010. During the year ended December 31, 2010, we incurred legal expenses primarily for the defense of those lawsuits. Overall, our litigation expense decreased as a result of us being party to fewer material litigations.

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

For a more complete description of our current material litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 10 “Litigation” of Notes to Consolidated Financial Statements.

Patent Litigation Settlement (Provision Reversal).

	Year ended December 31,			Percentage Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands, except percentages)
Revenue	$196,519	$218,840	$165,008	(10.2%)	32.6%
Patent litigation settlement (provision reversal)	-	-	(6,356)
Patent litigation settlement (provision reversal) as a percentage of net revenue	0.0%	0.0%	(3.9%)

There were no patent litigation settlements or provision reversals in 2011 and 2010. Patent litigation provision reversal was $6.4 million for the year ended December 31, 2009. In 2009, we completed the litigation process with respect to the lawsuit related to TSE, a customer.  The conclusion of this lawsuit resulted in recording a reversal of a patent litigation provision of approximately $7.4 million. This provision was recorded as a patent litigation provision in the second quarter of 2007 and the reversal of this provision in 2009 is reflected in the Patent Litigation Settlement and Provision Reversal item in the Consolidated Statement of Operations.  In connection with the completion of this lawsuit, the Company also jointly terminated an escrow agreement with TSE and retrieved the deposit of $7.4 million. This recovery was reduced by certain litigation stipulations for other parties involved in the case in the amount of $1.0 million.

Interest and Other Income. For the years ended December 31, 2011, 2010 and 2009, interest and other income was $0.7 million, $1.2 million and $1.0 million, respectively. Interest income decreased from 2010 to 2011 due to lower cash and investment balances in 2011, which resulted from stock repurchase activity and the purchase of our San Jose headquarters as well as interest rate declines year-over-year. Interest income increased from 2009 to 2010 due to higher cash and investment balances in 2010, partially offset by declining interest rates year-over-year.

Other Expense. Other expense, comprised mainly of foreign exchange losses, was $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Tax Provision. The income tax provision for year ended December 31, 2011 was $0.4 million or 3.1% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of restricted units released.

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

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $185.4 million, including cash and cash equivalents of $96.4 million and short-term investments of $77.8 million compared to working capital of $195.4 million, including cash and cash equivalents of $48.0 million and short-term investments of $129.7 million as of December 31, 2010. At December 31, 2011, $42.1 million of our cash and $15.0 million of our short-term investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations. Our working capital decreased year-over-year primarily due to the cash requirements of our share repurchase program and 2011 capital expenditures, which included the purchase of our new San Jose headquarters, more than offset the cash generated from operating activities and the proceeds received from the exercise of options and from purchases of common stock pursuant to our employee stock purchase program.

For the year ended December 31, 2011, net cash provided by operating activities was $43.7 million, primarily from strong operating results during the year. For the year ended December 31, 2010, net cash provided by operating activities was $48.5 million, primarily due to strong operating results, partially offset by an increase in inventory to support the deliveries in the first quarter of 2011. For the year ended December 31, 2009, net cash provided by operating activities was $31.8 million, primarily due to strong operating results during the year. This was offset by an increase in accounts receivable, as a result of increased shipments at the end of the quarter ended December 31, 2009 for which collections had not yet been made, and a decrease in accrued and long-term liabilities.

For the year ended December 31, 2011, net cash provided by investing activities was $36.2 million, primarily from the sale of short-term investments to fund our stock repurchase program and to purchase our corporate headquarters in San Jose, California. For the year ended December 31, 2010, net cash used in investing activities was $33.8 million, primarily related to the Chengdu building construction and equipment purchases for our Chengdu facility and the net purchase of short-term investments. For the year ended December 31, 2009, net cash used in investing activities was $82.1 million, primarily related to the net purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in municipal bonds, government securities, auction-rate securities and highly rated corporate notes. The balance of the fixed income portfolio is managed internally and invested primarily in money market funds for working capital purposes.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and has no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expenses) in the Consolidated Statement of Operations.

Our investment portfolio as of December 31, 2011 included $13.7 million, in government-backed student loan auction-rate securities, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2010 of $19.2 million, net of impairment charges of $1.0 million; of which, $0.9 million was temporary and $0.1 million was recorded as other-than-temporary. In both 2011 and 2010, the portion of the impairment classified as temporary was based on the following analysis:

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
4.
Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.
While the majority of the securities in the Company's entire portfolio remain AAA rated, $6.4 million of auction rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since;

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 67% of the original portfolio purchased by us in February 2008 have been at par.

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

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Time-to-Liquidity	24 months	24 months	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	2.9% - 7.7%, depending on the credit-rating of the security	3.1% - 7.9%, depending on the credit-rating of the security

From the third quarter of 2011 to the fourth quarter of 2011, the impairment increased slightly because of an increase in the FFELPs student-loan spread and an increase in the cost of capital. This was partially offset by $2.0 million in auction-rate securities having been called at par.

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

Net cash used in financing activities for the year ended December 31, 2011 was $32.0 million, primarily from stock repurchases in the amount of $38.5 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $4.7 million and proceeds from the employee stock purchase plan of $1.8 million. Net cash used in financing activities for the year ended December 31, 2010 was $14.0 million, primarily related to the repurchase of our common stock in the amount of $31.5 million, which was partially offset by the exercise of options and proceeds from our Employee Stock Purchase Plan in the amount of $16.2 million. Net cash provided by financing activities for the year ended December 31, 2009 was $13.6 million, primarily from the exercise of stock options and the sale of our common stock pursuant to proceeds from our Employee Stock Purchase Plan in the amount of $13.0 million.

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. The repurchase is now complete and the following shares have been repurchased through the open market and subsequently retired:

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
	1,899,789		$31,527

There were no shares repurchased in 2009.

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

On July 8, 2011, we entered into a Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate with  Land-Great Oaks, LLC, a California limited liability company to purchase the property located at 79 Great Oaks Boulevard in San Jose, CA, to be used as our new headquarters and sales offices. Such property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The purchase price for the property was $11.0 million, which was paid on August 4, 2011 and for which the deed was recorded on August 5, 2011.

In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. We also have the option to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million and which option became exercisable in March 2011. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

As of December 31, 2011, our total outstanding purchase commitments were $18.6 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $14.4 million as of December 31, 2010.

The following table summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$2,138	$1,222	$784	$132	$-	$-	$-
Outstanding purchase commitments	18,574	18,574	-	-	-	-	-
	$20,712	$19,796	$784	$132	$-	$-	$-

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $4.5 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Fluctuations in interest rates of +/- 10% could impact our annual results of operations by approximately $0.1 million. The calculation is based on a 10% deviation from interest rates of 3 bps and takes into account, the ending cash and investment balances for 2011, with assumed increases similar to that in 2011.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2011, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations of +/- 10% on intercompany transactions of $43.8 million in such local currencies could impact our annual results of operations by approximately $4.4 million.

Value Change to Long-Term Investments

As of December 31, 2011, all of our holdings in auction rate securities, which have a face value of $14.4 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $1.4 million.

In valuing the auction-rate securities using the discounted cash flow model, a change in either the liquidity risk premium or time-to-liquidity by 10% would result in less than a $0.1 million change in the value of our auction-rate securities portfolio.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.
San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
March 12, 2012

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$96,371	$48,010
Short-term investments	77,827	129,709
Accounts receivable, net of allowances of $5 in 2011 and $0 in 2010	15,097	18,347
Inventories	20,104	25,789
Deferred income tax assets, net - current	421	204
Prepaid expenses and other current assets	1,685	2,314
Total current assets	211,505	224,373
Property and equipment, net	47,794	37,262
Long-term investments	13,675	19,180
Deferred income tax assets, net - long-term	239	39
Other assets	654	749
Total assets	$273,867	$281,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,904	$8,979
Accrued compensation and related benefits	9,321	8,792
Accrued liabilities	7,845	11,199
Total current liabilities	26,070	28,970

Non-current income tax liabilities	4,920	5,015
Other long-term liabilities	-	723
Total liabilities	30,990	34,708
Stockholders' equity:
Common stock, $0.001 par value, $34 and $35 in 2011 and 2010, respectively; shares authorized: 150,000,000; shares issued and outstanding: 33,826,032 and 35,063,033 in 2011 and 2010, respectively	159,336	178,269
Retained earnings	79,948	66,647
Accumulated other comprehensive income	3,593	1,979
Total stockholders’ equity	242,877	246,895
Total liabilities and stockholders’ equity	$273,867	$281,603

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenue	$196,519	$218,840	$165,008
Cost of revenue	94,925	97,383	67,330
Gross profit	101,594	121,457	97,678
Operating expenses:
Research and development	44,518	44,372	38,295
Selling, general and administrative	40,280	41,169	36,752
Litigation	3,379	5,418	9,457
Litigation provision reversal, net	-	-	(6,356)
Total operating expenses	88,177	90,959	78,148

Income from operations	13,417	30,498	19,530
Other income (expense):
Interest and other income	671	1,156	1,047
Other expense	(362)	(234)	(429)
Total other income, net	309	922	618

Income before income taxes	13,726	31,420	20,148
Income tax provision	425	1,857	474
Net income	$13,301	$29,563	$19,674

Basic income per share	$0.39	$0.83	$0.57
Diluted income per share	$0.38	$0.78	$0.54

Weighted-average common shares outstanding	34,050	35,830	34,310
Stock options and restricted stock	1,110	1,996	2,324
Diluted weighted-average common equivalent shares outstanding	35,160	37,826	36,634

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of December 31, 2008	33,646,821	$147,298	$17,411	$(64)	$164,645
Components of comprehensive income:
Net income			19,674		19,674
Auction Rate Securities valuation reserve adj.				340	340
Unrealized losses				(109)	(109)
Foreign exchange gain				187	187
Total comprehensive income					20,092
Exercise of stock options, including net excess tax benefit of ($643)	1,217,272	11,824			11,824
Shares purchased through ESPP	161,026	1,794			1,794
Stock-based compensation expense, net of forfeitures		14,484			14,484
Compensation expense for non-employee stock options		118			118
Release of restricted stock upon vesting	140,197	-			-
Balance as of December 31, 2009	35,165,316	$175,518	$37,085	$354	$212,957
Components of comprehensive income:
Net income			29,563		29,563
Auction Rate Securities valuation reserve adj.				160	160
Unrealized gains				104	104
Foreign exchange gain				1,361	1,361
Total comprehensive income					31,188
Exercise of stock options, including net excess tax benefit of ($1,256)	1,452,245	15,597			15,597
Repurchase of common shares	(1,899,789)	(31,527)			(31,527)
Shares purchased through ESPP	114,387	1,885			1,885
Stock-based compensation expense, net of forfeitures		16,803			16,803
Compensation expense for non-employee stock options		(7)			(7)
Release of restricted stock upon vesting	230,874	-			-
Balance as of December 31, 2010	35,063,033	$178,269	$66,647	$1,979	$246,895
Components of comprehensive income:
Net income			13,301		13,301
Auction Rate Securities valuation reserve adj.				270	270
Unrealized losses				(37)	(37)
Foreign exchange gain				1,381	1,381
Total comprehensive income					14,915
Exercise of stock options, including net excess tax benefit of ($27)	685,417	4,630			4,630
Repurchase of common shares	(2,485,500)	(38,472)			(38,472)
Shares purchased through ESPP	149,981	1,773			1,773
Stock-based compensation expense, net of forfeitures		13,123			13,123
Compensation expense for non-employee stock options		13			13
Release of restricted stock upon vesting	413,101	-			-
Balance as of December 31, 2011	33,826,032	$159,336	$79,948	$3,593	$242,877

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$13,301	$29,563	$19,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	8,016	6,573
Loss on disposal of property and equipment	33	1	17
Amortization and realized gain on available for sale securities	376	688	380
Deferred income tax assets	(403)	(56)	(84)
Credit loss on auction-rate securities	-	-	70
Tax benefit from stock option transactions	1,958	3,349	2,288
Excess tax benefit from stock option transactions	(27)	(1,256)	(643)
Stock-based compensation	13,126	16,810	14,611
Changes in operating assets and liabilities:
Accounts receivable	3,250	(2,826)	(6,406)
Inventories	5,699	(6,184)	(737)
Prepaid expenses and other current assets	673	378	(101)
Accounts payable	(957)	1,155	2,699
Accrued and other long-term liabilities	(438)	556	(5,633)
Accrued income taxes payable and noncurrent tax liabilities	(2,127)	(1,995)	(1,492)
Accrued compensation and related benefits	489	295	548
Net cash provided by operating activities	43,685	48,494	31,764

Cash flows from investing activities:
Property and equipment purchases	(21,022)	(22,779)	(9,954)
Purchase of intangible assets	-	-	(310)
Purchases of short-term investments	(78,250)	(208,621)	(159,917)
Proceeds from sale of short-term investments	129,719	197,243	80,586
Proceeds from sale of long-term investments	5,775	425	100
Changes in restricted assets	-	(19)	7,367
Net cash provided by (used in) investing activities	36,222	(33,751)	(82,128)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,697	14,339	11,181
Proceeds from employee stock purchase plan	1,773	1,885	1,794
Repurchase of common stock	(38,472)	(31,527)	-
Excess tax benefits from stock option transactions	27	1,256	643
Net cash provided by (used in) financing activities	(31,975)	(14,047)	13,618

Effect of change in exchange rates	429	597	197
Net increase in cash and cash equivalents	48,361	1,293	(36,549)
Cash and cash equivalents, beginning of period	48,010	46,717	83,266
Cash and cash equivalents, end of period	$96,371	$48,010	$46,717

Supplemental disclosures for cash flow information:
Cash paid for taxes	$675	$35	$321
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$1,483	$4,264	$663
Temporary impairment reversal of auction-rate securities	$(270)	$(160)	$70
Other-than-temporary impairment of short-term investments	-	$-	$525
Value of auction-rate security put right	-	$-	$(525)

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business — Monolithic Power Systems, Inc. (“MPS” or “the Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. The Company combines advanced process technology with its highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters, LED drivers, Cold Cathode Fluorescent Lamp (CCFL) backlight controllers, Class-D audio amplifiers, and other Linear ICs. MPS products are used extensively in computing and network communications products, LCD monitors and TVs, and a wide variety of consumer and portable electronics products. MPS contracts with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels.

Basis of Presentation — The consolidated financial statements include the accounts of Monolithic Power Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Transactions — The Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income in stockholders’ equity.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

 Fair Value of Financial Instruments — ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value in GAAP, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as follows:

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments include cash and cash equivalents and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term investments are stated at their fair market value.

At December 31, 2011, the face value of the Company’s holdings in auction rate securities is $14.4 million, all of which is classified as long-term available-for-sale investments.

All of the Company’s investments are classified as available-for-sale securities which are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our Consolidated Statements of Operations.

The Company adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment is temporary or other-than temporary. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. During the year ended December 31, 2009, the Company recognized a credit loss of $70,000, which was deemed to be other-than-temporary in other income (expense) in our Consolidated Statements of Operations. There have been no such losses recognized since.

Based on certain assumptions described in Note 2, the Company has recorded impairment charges on its holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Inventories — Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value.  The Company writes down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. On the contrary, if market conditions are more favorable, we may be able to sell inventory that was previously reserved. The Company monitors manufacturing variances and revises standard costs if necessary.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period. The Chengdu building was placed in service in October 2010. In August 2011, the Company purchased a building in San Jose, California, which it will use as its United States headquarters. Buildings and building improvements have a depreciation life of up to 40 years.

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

Revenue Recognition — The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S29 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 90% of the Company’s distributor sales, including sales to the Company’s value-added resellers, are made through distribution arrangements with third parties. These arrangements do not include any special payment terms (the Company’s normal payment terms are 30-45 days for the its distributors, with value-added resellers having payment terms up to 90 days), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

The Company’s revenue consists primarily of sales of assembled and tested finished goods. The Company also sells die in wafer form to its customers and value-added resellers and receives royalty revenue from third parties and value-added resellers.

The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. In the future, if the Company is unable to estimate its stock rotation returns accurately, the Company may not be able to recognize revenue from sales to its distributors based on when the Company sells inventory to it's distributors. Instead, the Company may have to recognize revenue when the distributor sells through such inventory to an end-customer.

The Company generally recognizes revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition – Products – Recognition – Sales of Products When Right of Return Exists):

(1)
The Company’s price is fixed or determinable at the date of sale. The Company does not offer special payment terms, price protection or price adjustments to distributors where the Company recognizes revenue upon shipment

(2)	The Company’s distributors are obligated to pay the Company and this obligation is not contingent on the resale of the Company’s products
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

If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributor has sold its products to an end customer.

Approximately 10% of the Company’s distributor sales are made through small distributors based on purchase orders rather than formal distribution arrangements.  These distributors pay the Company in advance of receiving shipments and do not receive any stock rotation rights.  As such, these distributors hold very little inventory, if any.  The Company does not have a history of accepting returns from these distributors.

The terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell, the agreement to use best efforts to promote and develop a market for the Company’s products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will either repair the goods or provide replacements at no charge to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of the Company’s U.S. distributors have distribution agreements where revenue is recognized upon the sale of the Company’s product by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors for each of the years ended December 31, 2011 and 2010 was $1.0 million.

Stock-Based Compensation — The Company accounts for stock-based compensation under the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company currently uses the Black-Scholes option-pricing model to estimate the fair value of its share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development — Costs incurred in research and development are charged to operations as incurred.

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

The Company’s calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. The Company’s estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where the Company operates, or changes in other facts or circumstances. In addition, the Company recognizes liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on its tax returns if it has less than a 50% likelihood of being sustained. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than its current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements in the period such determination is made. The Company has calculated its uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and the Company’s international tax structure exposure.

As of December 31, 2011 and 2010, the Company had a valuation allowance of $14.6 million and $16.8 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As a result of the cost sharing arrangements  with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity.  Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the US deferred tax benefits will not be realized.

The Company incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Patent Litigation — Costs incurred in registering and defending the Company’s patents and other proprietary rights are charged to operations as incurred (See Note 10).

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income— Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Comprehensive income includes unrealized gains (losses) on investments and foreign exchange translation gains / (losses) for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Net income	$13,301	$29,563	$19,674
Other comprehensive income (loss):
Auction-rate securities valuation reserve adjustment	270	160	340
Unrealized gain (loss) on available-for-sale securities	(37)	104	(109)
Foreign currency translation adjustments	1,381	1,361	187

Comprehensive income	$14,915	$31,188	$20,092

Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2011 consisted primarily of $4.2 million related to translation gains and $0.6 million related to the impairment of the Company’s holdings in auction-rate securities. Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2010 consisted primarily of approximately $2.8 million related to translation gains, offset by $0.9 million related to the impairment of the Company’s holdings in auction-rate securities.

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05 relating to Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and must be applied retrospectively. The Company is evaluating the impact ASU 2011-05 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and should be applied prospectively.

2.  Fair Value Measurements

The following is a schedule of the Company’s cash and cash equivalents and short-term and long-term investments as of December 31, 2011 and 2010 (in thousands):

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated Fair Market Value as of December 31,
	2011	2010

Cash, Cash Equivalents and Investments
Cash in Banks	$43,305	$32,430
Money Market Funds	51,066	15,580
Government Agencies / Treasuries	79,827	117,302
Commercial Paper / Corporate Notes	-	12,407
Auction-Rate Securities backed by Student-Loan Notes	13,675	19,180
Total Cash, Cash Equivalents and Investments	$187,873	$196,899

Reported as:
Cash and Cash Equivalents	$96,371	$48,010
Short-term Investments	77,827	129,709
Long-term Investments	13,675	19,180
Total Cash, Cash Equivalents and Investments	$187,873	$196,899

The contractual maturities of the Company’s investments classified as available-for-sale as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Less than 1 year	$45,133	$100,637
1 - 5 years	32,694	29,072
Greater than 5 years	13,675	19,180
	$91,502	$148,889

Effective January 1, 2010, the Company adopted the provisions of ASU 2010-06, “Disclosures About Fair Value Measurements”, which adds new requirements for disclosures about transfers into and out of levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements.

The following tables detail the fair value measurements as of December 31, 2011 and 2010 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$51,066	$51,066	$-	$-
US Treasuries and US Government Agency Bonds	79,827	-	79,827	-
Long-term available-for-sale auction-rate securities	13,675	-	-	13,675
	$144,568	$51,066	$79,827	$13,675

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$15,580	$15,580	$-	$-
US Treasuries and US Government Agency Bonds	117,302	-	117,302	-
Commercial Paper / Corporates	12,407	-	12,407	-
Long-term available-for-sale auction-rate securities	19,180	-	-	19,180
	$164,469	$15,580	$129,709	$19,180

Subsequent to the issuance of the 2010 financial statements, we determined that $117.3 million of securities should have been classified as level 2 investments rather than level 1 in 2010, as such investments are not actively traded. Accordingly, we have corrected the classification of US treasuries and U.S. government agency bonds from level 1 to level 2 in the table above. Additionally, $15.6 million of money market funds previously omitted from the table have been included within level 1.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2011
		Gross
		Unrealized
	Adjusted	Gains or	Fair
	Cost	Losses	Value
Money market fund	$51,066	$-	$51,066
US Treasuries and agency bonds	79,830	(3)	79,827
Commercial paper / Corporate notes	-	-	-
Auction-Rate Securities backed by student-loan notes	14,305	(630)	13,675
	$145,201	$(633)	$144,568

	As of December 31, 2010
		Gross
		Unrealized
	Adjusted	Gains or	Fair
	Cost	Losses	Value
Money market fund	$15,580	$-	$15,580
US Treasuries and agency bonds	117,254	48	117,302
Commercial paper / Corporate notes	12,420	(13)	12,407
Auction-Rate Securities backed by student-loan notes	20,080	(900)	19,180
	$165,334	$(865)	$164,469

At December 31, 2011, fixed income available-for-sale securities include securities issued by government agencies and treasuries, $77.8 million of which are classified as short-term investments and $2.0 million which are classified as cash equivalents on the Consolidated Balance Sheet. The Company also had $51.1 million invested in money market funds.  At December 31, 2011, there was $17,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.  At December 31, 2011, the Company also had $14.4 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company's level 2 assets consist of U.S. treasuries, U.S. government agency bonds, corporate notes and commercial paper. These securities generally have market prices availible from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (level 3) (in thousands):

	Auction-Rate Securities	Put Right	Total
Ending balances at December 31, 2009	$35,570	$725	$36,295
Sales and Settlement at Par	(17,275)	-	(17,275)
Unrealized Gain	160	-	160
Gain (loss) from UBS auction rate securities and put right	725	(725)	-
Ending balances at December 31, 2010	$19,180	$-	$19,180
Sales and Settlement at Par	(5,775)	-	(5,775)
Unrealized Gain	270	-	270
Ending balances at December 31, 2011	$13,675	$-	$13,675

During the year ended December 31, 2011, the Company sold $5.8 million in auction-rate securities at par, all of which were classified as long-term investments.

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

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investment portfolio as of December 31, 2011 included $13.7 million, in government-backed student loan auction-rate securities, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary.  This compares to an investment balance for auction-rate securities as of December 31, 2010 of $19.2 million, net of impairment charges of $1.0 million; of which, $0.9 million was temporary and $0.1 million was recorded as other-than-temporary.  In both 2011 and 2010, the portion of the impairment classified as temporary was based on the following analysis:

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
4.
Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for the Company’s holdings in auction rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.
While the majority of the securities in the Company’s entire portfolio remain AAA rated, $6.4 million of auction rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009.  There have been no further downgrades since;

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 67% of the original portfolio purchased by us in February 2008 have been at par.

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

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, we used a discounted cash flow model, for which there are three valuation parameters, including time-to-liquidity, discount rate and expected return. The following are the values used in the discounted cash flow model:

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Time-to-Liquidity	24 months	24 months	24 months	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	2.9%	3.3%	2.5%	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	4.1% - 8.9%, depending on the credit-rating of the security	4.5% - 9.3%, depending on the credit-rating of the security	3.8% - 8.6%, depending on the credit-rating of the security	2.9% - 7.7%, depending on the credit-rating of the security	3.1% - 7.9% depending on the credit-rating of the security

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross accumulated impairment charge was $0.7 million as of December 31, 2011, of which $0.6 million was recorded as temporary and the remaining $0.1 million was recorded as other-than-temporary. The gross accumulated impairment charge was $1.0 million as of December 31, 2010, of which $0.9 million was recorded as temporary and $0.1 million was previously recorded as other-than-temporary. If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Work in progress	$11,596	$11,559
Finished goods	8,508	14,230
Total inventories	$20,104	$25,789

4.  Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Computers, software and equipment	$53,514	$48,123
Leasehold improvements	3,281	2,302
Vehicles	977	944
Building	21,632	15,074
Land	6,044	-
Furniture and fixtures	1,403	735
Total	86,851	67,178
Less accumulated depreciation and amortization	(39,057)	(29,916)
Property and equipment, net	$47,794	$37,262

On July 8, 2011, the Company purchased the property located at 79 Great Oaks Boulevard in San Jose, CA, to be used as our new headquarters and sales offices. The property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The $11.0 million purchase price for the property was allocated based on an independent third party valuation with $5.0 million attributable to the building and $6.0 million attributable to the land.  The Company will begin to depreciate the building when it takes occupancy, which is expected to be in the Spring of 2012.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $8.7 million, $7.9 million and $6.6 million, respectively.

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred revenue and customer prepayments	$3,603	$3,200
Stock rotation reserve	1,086	811
Chengdu building cost	-	3,633
Legal expenses	911	844
Warranty	561	764
Other	1,684	1,947
Total accrued liabilities	$7,845	$11,199

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Stockholders’ Equity

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009, as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Non-Employee	$13	$(7)	$118
ESPP	538	609	671
Restricted Stock	7,216	8,271	3,353
Stock Options	5,369	7,937	10,469
Tax Benefit	(114)	(331)	(201)
	$13,022	$16,479	$14,410

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

Available for Grant as of December 31, 2010	2,954,607
2011 Additions to Plan	1,753,151
2011 Grants	(1,005,980)
2011 Cancellations	589,959
Available for Grant as of December 31, 2011	4,291,737

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans at December 31, 2011, 2010 and 2009 and changes therein are presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (3,766,630 options exercisable at a weighted-average exercise price of $8.26 per share)	8,196,637	$12.62	5.91	$20,193,958
Options granted (weighted-average fair value of $8.42 per share)	706,000	$17.52
Options exercised	(1,217,272)	$9.19
Options forfeited and expired	(274,451)	$17.27
Outstanding at December 31, 2009	7,410,914	$13.48	5.04	$77,918,848
Options granted (weighted-average fair value of $8.95 per share)	370,500	$19.92
Options exercised	(1,452,245)	$9.87
Options forfeited and expired	(494,051)	$15.67
Outstanding at December 31, 2010 (4,264,268 options exercisable at a weighted-average exercise price of $13.33 per share)	5,835,118	$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $5.85 per share)	152,500	$13.96
Options exercised	(685,417)	$6.85
Options forfeited and expired	(438,962)	$18.66
Outstanding at December 31, 2011	4,863,239	$15.31	3.44	$8,817,049
Options exercisable at December 31, 2011 and expected to become exercisable	4,818,395	$15.30	3.42	$8,780,785
Options vested and exercisable at December 31, 2011	4,202,786	$15.05	3.22	$8,386,320

The following summarizes information as of December 31, 2011 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.80 - $9.32	638,959	2.71	$6.15	638,959	$6.15
$9.34 - $12.86	564,110	3.01	$11.61	512,067	$11.62
$12.99 - $13.53	529,538	3.48	$13.09	433,914	$13.08
$13.60 - $15.64	580,831	3.75	$15.14	474,836	$15.27
$15.67 - $15.74	563,500	3.84	$15.74	443,332	$15.74
$15.85 - $17.36	500,748	3.31	$16.36	437,543	$16.32
$17.39 - $19.91	512,303	3.46	$18.71	464,101	$18.62
$20.06 - $22.19	502,625	3.80	$20.89	429,553	$20.88
$22.26 - $25.14	403,625	3.86	$23.23	309,856	$23.24
$25.84 - $25.84	67,000	3.46	$25.84	58,625	$25.84
	4,863,239			4,202,786

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of options that vested was $5.4 million, $7.9 million and $10.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Total intrinsic value of options exercised was $5.8 million, $17.4 million and $15.0 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The net cash proceeds from the exercise of stock options were $4.7 million, $14.3 million and $11.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, unamortized compensation expense related to unvested options was approximately $4.2 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.8 years.

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

	2011	2010	2009
Expected term (years)	4.1	4.1	4.1
Expected volatility	52.9%	55.9%	60.7%
Risk-free interest rate	1.1%	1.8%	1.8%
Dividend yield	-	-	-

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

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. Under these agreements, in the event of a termination of an employee, the Company has the right to repurchase the common stock at the original issuance price of $0.001. The repurchase right expires over a 4-year period. A summary of our restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2008	70,377	$11.55	0.48
Awards released	(57,577)	11.29
Awards forfeited	(6,250)	8.64
Outstanding at December 31, 2009	6,550	$16.62	0.14
Awards released	(6,550)	16.62
Outstanding at December 31, 2010	-	$-	-
Outstanding at December 31, 2011	-	$-	-

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also grants restricted stock units, which vest generally over two to four years as determined by the Company’s Compensation Committee, and are issued upon vesting. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2008	389,643	$18.11	2.72
Awards granted	54,200	20.93
Awards released	(146,447)	18.11
Awards forfeited	(7,500)	16.66
Outstanding at December 31, 2009	289,896	$18.67	2.22
Awards granted	934,240	20.05
Awards released	(230,874)	19.24
Awards forfeited	(33,088)	18.38
Outstanding at December 31, 2010	960,174	$19.88	2.91
Awards granted	853,480	14.40
Awards released	(413,101)	18.51
Awards forfeited	(100,997)	18.95
Outstanding at December 31, 2011	1,299,556	$16.87	2.71

The total fair value of restricted stock awards and units that vested was $8.7 million, $5.5 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The intrinsic value related to restricted stock awards and units released for the years ended 2011, 2010 and 2009 was $5.8 million, $4.5 million and $3.8 million, respectively. The total intrinsic value of restricted units outstanding at December 31, 2011, 2010 and 2009 were $19.6 million, $15.9 million and $7.1 million, respectively. At December 31, 2011, unamortized compensation expense related to unvested restricted stock units was approximately $14.3 million with a weighted average remaining recognition period of 2.7 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. To date, none of the shares have been accelerated and it is too early to ascertain whether certain of the shares will be accelerated in 2012 and beyond.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2011, 2010 and 2009, 149,981 shares, 114,387 shares and 161,026 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2011:

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available Shares as of December 31, 2010	3,141,931
2011 Additions to Plan	701,260
2011 Purchases	(149,981)
Available Shares as of December 31, 2011	3,693,210

The Purchase Plan is considered compensatory under ASC 718-50-25-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Initial Measurements – Look-Back Plans. The intrinsic value for stock purchased was $0.3 million, $0.3 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The unamortized expense as of December 31, 2011 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2011, 2010 and 2009, the following assumptions were used in the valuation of the stock purchase rights:

	2011	2010	2009
Expected term (years)	0.5	0.5	0.5
Expected volatility	39.2%	39.5%	79.8%
Risk-free interest rate	0.1%	0.2%	0.4%
Dividend yield	-	-	-

Cash proceeds from employee stock purchases for the year ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.9 million and $1.8 million, respectively.

7.   Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.  For the years ended December 31, 2011, 2010 and 2009, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$13,301	$29,563	$19,674

Denominator:
Weighted average oustanding shares used to compute basic net income per share	34,050	35,830	34,310
Effect of dilutive securities	1,110	1,996	2,324
Weighted average oustanding shares used to compute diluted net income per share	35,160	37,826	36,634

Net income per share - basic	$0.39	$0.83	$0.57
Net income per share - diluted	$0.38	$0.78	$0.54

For the years ended December 31, 2011, 2010 and 2009, approximately 4.9 million, 2.0 million and 2.9 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes

The components of income before income taxes for the years ended December 31, 2011, 2010 and 2009 are (in thousands):

	2011	2010	2009

United States	$(2,031)	$2,770	$6,303
International	15,757	28,650	13,845
Consolidated	$13,726	$31,420	$20,148

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries. Accordingly no provision for Federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes. Up to December 31, 2011 the unremitted earnings of foreign subsidiaries is $93.5 million.

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$447	$1,369	$344
State	(593)	15	70
Foreign	992	534	147
Deferred:
Federal	742	(1,415)	315
State	994	(848)	(688)
Foreign	(421)	(61)	(85)
Valuation allowance	(1,736)	2,263	371
Income tax provision	$425	$1,857	$474

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2011	2010	2009
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
Research and development credits	(0.5)	(2.9)	(0.9)
Stock compensation	5.6	(0.7)	8.6
Foreign income taxed at lower rates	(31.8)	(29.3)	(33.3)
Change in valuation allowance on federal timing differences	(6.1)	4.3	(6.0)
Litigation reserves & other	1.9	0.5	(0.0)
Effective tax rate	3.1%	5.9%	2.4%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Research tax credits	$5,162	$6,772
Stock compensation	6,553	7,223
Other costs not currently deductible	2,767	2,290
Depreciation and amortization	774	769
Total deferred tax assets	15,256	17,054
Valuation allowance	(14,596)	(16,815)
Net deferred tax assets	$660	$239

As a result of the cost sharing arrangements  with the company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity. Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the U.S. deferred tax benefits would not be realized. The Company will continue to evaluate if its facts and circumstances warrant a reversal of the valuation allowance against the US deferred tax benefits during fiscal year 2012.

As of December 31, 2011, the federal and state net operating loss carryforwards for income tax purposes were approximately $6.1 million and $28.4 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the State net operating loss carry forwards will expire beginning in 2018. $6.1 million of the federal net operating loss carry forwards and $24.8 million of the state operating loss carry forwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized.

As of December 31, 2011, the Company had research tax credit carryforwards of $10.8 million for federal income tax purposes, which will begin to expire in 2022 and $9.0 million for state income tax purposes, which can be carried forward indefinitely. $3.0 million of the federal research tax credit and $1.4 million of the state research tax credit carryovers are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

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

At December 31, 2011, the Company had $12.2 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2010, the Company had $9.1 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$8,553
Gross increase for tax positions of prior year	-
Gross increases for tax position of current year	1,080
Reductions for prior year tax positions	(615)
Reduction due to statutes expiring	(12)
Balance at December 31, 2009	9,006
Gross increase for tax positions of prior year	-
Gross increases for tax position of current year	983
Reductions for prior year tax positions	-
Settlement	(883)
Reduction due to statutes expiring	-
Balance at December 31, 2010	9,106
Gross increase for tax positions of prior year	1,710
Gross increases for tax position of current year	1,388
Reductions for prior year tax positions	-
Settlement	-
Reduction due to statutes expiring	-
Balance at December 31, 2011	$12,204

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. At December 31, 2009, 2010 and 2011, the Company has approximately $0.5 million, $0.6 million and $0.7 million respectively, of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005 because of the statute of limitations. However, because the Company is currently under an IRS audit for tax years ended December 31, 2006 and December 31, 2007, the statute of limitations for tax years ended December 31, 2005 through December 31, 2007 was extended to September 16, 2012.

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment, if the IRS were to prevail on all matters in dispute, would result in  potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. In February 2012, we received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS is raising the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. This is considered to be a subsequent event to our balance sheet date and we are currently reviewing the Revised NOPA.  The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.

We are currently reviewing these proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. As of December 31, 2011, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Commitments and Contingencies

 The following table summarizes the Company’s commitments as of December 31, 2011 (in thousands):

	Payments by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$2,138	$1,222	$784	$132	$-	$-	$-
Outstanding purchase commitments	18,574	18,574	-	-	-	-	-
	$20,712	$19,796	$784	$132	$-	$-	$-

Lease Obligations

The Company leases it headquarters and sales offices in San Jose, California. The San Jose facility was sold and the new landlord has exercised their right to terminate the lease, effective April 18, 2012. In addition, the Company entered into a five-year lease arrangement in September 2004 for its manufacturing facility located in Chengdu, China. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. The Company also has the option which became exercisable in March 2011 to acquire the facility after a five-year lease term for the original construction cost less rents paid, which is currently estimated at $1.9 million. The Company will likely exercise its purchase option and enter into a purchase agreement for this facility in the future.  The Company also leases its sales offices in Japan, China, Taiwan and Korea and its research and development facilities in Finland. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2.1 million, $1.8 million and $1.3 million, respectively.

Warranty and Indemnification Provisions

The Company provides a standard one-year warranty against defects in materials and workmanship and will either repair the goods or provide replacements at no charge to the customer for defective units. On occasion the Company permits the return of defective products outside the normal warranty period. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred.

The changes in warranty reserves during 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$764	$294	$764
Warranty costs	(626)	(107)	(137)
Reserve adjustments and unused warranty provision	(447)	(224)	(728)
Warranty provision for product sales	870	801	395
Balance at end of year	$561	$764	$294

The Company provides indemnification agreements to a supplier and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions.  Such costs were $1.0 million for the year ended December 31, 2009. There were no indemnification costs in 2010 and 2011. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Litigation

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of the Company’s current and former directors and officers and the Company’s compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for the Company's executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney's fees.  On February 29, 2012, the plaintiff in the action filed in California Superior Court for Santa Clara County had voluntarily dismissed the action.  The matters are at a preliminary stage at the United States District Court; the defendants have moved to dismiss the complaint in the court.  In management's opinion, the resolution of the derivative action filed in the United States District Court is uncertain and we are not able to assess whether it will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company asserts its intellectual property rights and vigorously defends itself against any such claims.

11.  Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2011, 2010 and 2009.

12.  Major Customers

The following table summarizes the percentages of accounts receivable, net and corresponding revenue for those customers, with accounts receivable balances at year end that accounted for 10% or more of total accounts receivable, net at the end of 2011 and 2010 or with sales that accounted for 10% or more of the Company’s revenue for each respective year:

	Revenue			Accounts Receivable, Net
	Year ended December 31,			as of December 31,
Customers	2011	2010	2009	2011	2010	2009

A	17%	14%	13%	12%	12%	*
B	10%	*	10%	*	*	*
C	*	*	10%	*	*	*
D	*	*	*	*	20%	15%

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

The Company derived a substantial majority of its revenue from sales to customers located outside North America during 2011, 2010 and 2009, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
Country	2011	2010	2009
China	$113,469	$105,233	$66,694
Taiwan	23,634	25,840	21,719
Europe	14,416	20,416	19,251
Korea	14,183	33,761	32,028
Japan	10,681	14,255	11,972
USA	4,422	8,415	6,106
Other	15,714	10,920	7,238

Total	$196,519	$218,840	$165,008

The following is a summary of net revenue by product type for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,

Product Family	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
DC to DC Converters	$165,608	84.2%	$183,051	83.7%	$123,581	74.9%
Lighting Control Products	26,487	13.5%	28,554	13.0%	27,836	16.9%
Audio Amplifiers	4,424	2.3%	7,235	3.3%	13,591	8.2%

Total	$196,519	100.0%	$218,840	100.0%	$165,008	100.0%

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
China	$32,566	$34,468
United States	15,662	2,719
Taiwan	98	134
Japan	70	85
Other	51	58
TOTAL	$48,447	$37,464

 MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Valuation and Qualifying Accounts

The Company had insignificant activity and balance in its accounts receivable allowances in 2011, 2010 and 2009.

15. Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. The repurchase is now complete and the following shares have been repurchased through the open market and subsequently retired:

2011 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

2010 Calendar Year	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
	1,899,789		$31,527

There were no shares repurchased in 2009.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$44,468	$51,628	$52,962	$47,461
Cost of revenue *	22,163	25,070	25,148	22,544
Gross profit	22,305	26,558	27,814	24,917
Operating expenses:
Research and development *	10,086	11,237	11,792	11,403
Selling, general and administrative *	9,490	10,343	10,249	10,198
Litigation	813	939	722	905
Total operating expenses	20,389	22,519	22,763	22,506

Income from operations	1,916	4,039	5,051	2,411
Other income (expense):
Interest and other income	271	160	103	137
Interest and other expense	(88)	(136)	(100)	(38)
Total other income, net	183	24	3	99

Income before income taxes	2,099	4,063	5,054	2,510
Income tax provision / (benefit)	206	581	(419)	57
Net income	$1,893	$3,482	$5,473	$2,453
Basic net income per share	$0.05	$0.10	$0.16	$0.07
Diluted net income per share	$0.05	$0.10	$0.16	$0.07
Weighted average common shares outstanding:
Basic	35,024	33,846	33,594	33,759
Stock options	1,081	1,057	646	615
Diluted	36,105	34,903	34,240	34,374

* Stock-based compensation has been included in the following line items:
Cost of revenue	$63	$89	$83	$77
Research and development	1,427	1,550	1,576	1,356
Selling, general and administrative	1,497	2,036	1,715	1,657
Total	$2,987	$3,675	$3,374	$3,090

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$50,250	$55,690	$65,843	$47,057
Cost of revenue*	20,954	23,256	29,857	23,316
Gross profit	29,296	32,434	35,986	23,741
Operating expenses:
Research and development*	11,040	11,785	11,291	10,256
Selling, general and administrative*	10,393	11,615	10,296	8,865
Litigation	1,567	2,228	964	659
Total operating expenses	23,000	25,628	22,551	19,780
Income from operations	6,296	6,806	13,435	3,961
Other income (expense):
Interest and other income	347	338	240	231
Interest and other expense	-	(4)	(159)	(71)
Total other income, net	347	334	81	160
Income before income taxes	6,643	7,140	13,516	4,121
Income tax provision	287	733	297	540
Net income	$6,356	$6,407	$13,219	$3,581
Basic net income per share	$0.18	$0.18	$0.37	$0.10
Diluted net income per share	$0.17	$0.17	$0.35	$0.10
Weighted average common shares outstanding	35,421	36,291	36,185	35,420
Stock options and restricted stock	2,362	2,064	1,542	1,309
Diluted weighted-average common equivalent shares outstanding	37,783	38,355	37,727	36,729
* Stock-based compensation has been included in the following line items:
Cost of revenue	$79	$116	$70	$128
Research and development	1,735	1,995	1,647	1,365
Selling, general and administrative	2,210	3,428	2,445	1,592
Total	$4,024	$5,539	$4,162	$3,085

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2011 and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 14, 2012 (the “2012 Annual Meeting”), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2012 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2012 Annual Meeting, and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.

10.3+ (5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+ (6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5† (7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6 (8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+ (9)	Employment Agreement with Michael Hsing and Amendment thereof.

10.8+ (10)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.9+ (11)	Employment Agreement with Jim Moyer.

10.10+ (12)	Employment Agreement with Deming Xiao and Amendment thereof.

10.11+ (13)	Employment Agreement with Paul Ueunten and Amendment thereof.

10.12 (14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13 (15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14† (16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15† (17)	Patent License Agreement, dated May 1, 2004.

10.16† (18)	Settlement Agreement with Linear Technology Corporation.

10.17+ (19)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof
10.18 (20)	Settlement Agreement with Microsemi Corporation.
10.19 (21)	Settlement Agreement with Micrel Corporation.
10.20+ (22)	Employment Agreement with Adriana Chiocchi and Amendment thereof.
10.21+ (23)	Form of Performance Unit Agreement.
10.22 (24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.
10.23+ (25)	Letter Agreement with Victor Lee.
10.24 (26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.
10.25+ (27)	Letter Agreement with Douglas McBurnie.
10.26+ (28)	Letter Agreement with Karen A. Smith Bogart.
10.27 (29)	Settlement Agreement with Taiwan Sumida Electronics.
10.28+ (30)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.
10.29 (32)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008
10.30 (33)	Form of Restricted Stock Award Agreement
10.31+ (36)	Termination Agreement between the Company and Adriana Chiocchi, dated December 15, 2009
10.32+ (35)	Letter Agreement with Jeff Zhou
10.33+(37)	Employment Agreement with Meera P. Rao and Amendment thereof

Exhibit Number	Description
14.1 (31)	Code of Ethics.

21.1 (34)	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(30)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.
(31)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(32)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.
(33)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(34)	Incorporated by reference to Exhibit 21.1 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 27, 2011.
(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2010.
(36)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2010.
(37)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

	By:	/s/ MICHAEL R. HSING
Michael R. Hsing President and Chief Executive Officer

Date: March 12, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2012 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael R. Hsing

/s/ MEERA P. RAO	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Meera P. Rao

/s/ KAREN A. SMITH BOGART	Director
Karen A. Smith Bogart

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ DOUGLAS MCBURNIE	Director
Douglas McBurnie

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ JEFF ZHOU	Director
Jeff Zhou