Form 10-Q
period 2012-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2012-05-08
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

79 Great Oaks Boulevard, San Jose, CA 95119 (408) 826-0600
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

There were 34,556,346 shares of the registrant’s common stock issued and outstanding as of April 30, 2012.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78,731	$96,371
Short-term investments	102,197	77,827
Accounts receivable, net of allowances of $5 in 2012 and 2011	19,947	15,097
Inventories	21,547	20,104
Deferred income tax assets, net - current	646	421
Prepaid expenses and other current assets	2,352	1,685
Total current assets	225,420	211,505
Property and equipment, net	51,437	47,794
Long-term investments	13,665	13,675
Deferred income tax assets, net - long-term	19	239
Other assets	639	654
Total assets	$291,180	$273,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,573	$8,904
Accrued compensation and related benefits	6,746	9,321
Accrued liabilities	10,150	7,845
Total current liabilities	31,469	26,070

Non-current income tax liabilities	4,930	4,920
Total liabilities	36,399	30,990
Stockholders' equity:
Common stock, $0.001 par value, $34 in 2012 and 2011; shares authorized: 150,000,000; shares issued and outstanding: 34,410,896 and 33,826,032 in 2012 and 2011, respectively	167,773	159,336
Retained earnings	82,943	79,948
Accumulated other comprehensive income	4,065	3,593
Total stockholders’ equity	254,781	242,877
Total liabilities and stockholders’ equity	$291,180	$273,867

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenue	$50,484	$44,468
Cost of revenue (1)	24,074	22,163
Gross profit	26,410	22,305
Operating expenses:
Research and development (2)	11,118	10,086
Selling, general and administrative (3)	11,966	9,490
Litigation expense	128	813
Total operating expenses	23,212	20,389

Income from operations	3,198	1,916
Other income (expense):
Interest and other income	157	271
Interest and other expense	(51)	(88)
Total other income, net	106	183

Income before income taxes	3,304	2,099
Income tax provision	309	206
Net income	$2,995	$1,893
Basic net income per share	$0.09	$0.05
Diluted net income per share	$0.08	$0.05
Weighted average common shares outstanding:
Basic	34,105	35,024
Diluted	35,538	36,105

(1) Includes stock-based compensation expense	$95	$63
(2) Includes stock-based compensation expense	1,266	1,427
(3) Includes stock-based compensation expense	1,954	1,497
Total stock-based compensation expense	$3,315	$2,987

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$2,995	$1,893
Other comprehensive income (loss):
Auction-rate securities valuation reserve adjustment	90	140
Unrealized gain/ (loss) on available-for-sale securities	(16)	(7)
Foreign currency translation adjustments	398	154
Comprehensive income	$3,467	$2,180

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,995	$1,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,184	2,270
Loss on disposal of property and equipment	74	-
Amortization and realized gain on debt instruments	28	183
Deferred income tax assets	(2)	-
Tax benefit from stock option transactions	649	1,472
Excess tax benefit from stock option transactions	(100)	(435)
Stock-based compensation	3,315	2,987
Changes in operating assets and liabilities:
Accounts receivable	(4,849)	705
Inventories	(1,443)	2,679
Prepaid expenses and other current assets	97	(345)
Accounts payable	4,098	1,299
Accrued and other long-term liabilities	2,207	(347)
Accrued income taxes payable and noncurrent tax liabilities	(432)	(1,037)
Accrued compensation and related benefits	(2,602)	(3,094)
Net cash provided by operating activities	6,219	8,230

Cash flows from investing activities:
Property and equipment purchases	(4,875)	(3,056)
Purchases of short-term investments	(49,415)	(15,968)
Proceeds from sale of short-term investments	25,000	43,530
Proceeds from sale of long-term investments	100	2,050
Net cash provided by (used in) investing activities	(29,190)	26,556

Cash flows from financing activities:
Proceeds from issuance of common stock	3,985	3,527
Proceeds from employee stock purchase plan	1,036	928
Repurchase of common stock	-	(13,710)
Excess tax benefits from stock option transactions	100	435
Net cash provided by (used in) financing activities	5,121	(8,820)

Effect of change in exchange rates	210	86
Net increase (decrease) in cash and cash equivalents	(17,640)	26,052
Cash and cash equivalents, beginning of period	96,371	48,010
Cash and cash equivalents, end of period	$78,731	$74,062

Supplemental disclosures for cash flow information:
Cash paid for taxes	$125	$100
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$3,099	$3,464
Temporary impairment reversal of auction-rate securities	$(90)	$(140)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 12, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and should be applied prospectively. The Company adopted this standard effective January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05 relating to Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and must be applied retrospectively. The Company adopted this standard effective January 1, 2012.

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three months ended March 31, 2012 and 2011, as follows (in thousands):

	Three months ended March 31,
	2012	2011
Non-Employee	$5	$4
ESPP	211	152
Restricted Stock	2,180	1,163
Stock Options	919	1,668
TOTAL	$3,315	$2,987

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

Available for Grant as of December 31, 2011	4,291,737
2012 Additions to Plan	1,641,301
2012 Grants	(462,781)
2012 Cancellations	31,210
Available for Grant as of March 31, 2012	5,501,467

A summary of the status of the Company’s stock option plans at March 31, 2012 and changes during the three months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011 (4,202,786 options exercisable at a weighted-average exercise price of $15.05 per share)	4,863,239	$15.31	3.44	$8,817,049
Options granted (weighted-average fair value of $6.69 per share)	7,000	15.96
Options exercised	(367,100)	10.86
Options forfeited and expired	(10,435)	19.75
Outstanding at March 31, 2012	4,492,704	15.67	3.24	20,443,562
Options exercisable at March 31, 2012 and expected to become exercisable	4,457,906	15.66	3.22	20,307,960
Options vested and exercisable at March 31, 2012	3,979,612	$15.53	3.04	$18,590,366

The total fair value of options that vested during the three months ended March 31, 2012 and 2011 was $0.9 million and $1.7 million, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $2.8 million and $4.7 million, respectively. Net cash proceeds from the exercise of stock options were $4.0 million for the three months ended March 31, 2012 and $3.5 million for the three months ended March 31, 2011. At March 31, 2012, unamortized compensation expense related to unvested options was approximately $3.3 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The employee stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair values of stock option awards granted during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Expected term (years)	4.1	4.1
Expected volatility	53.4%	52.9%
Risk-free interest rate	0.6%	1.7%
Dividend yield	-	-

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

Restricted Stock

The Company grants restricted stock units, which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2011	1,299,556	$16.87	2.71
Awards granted	455,781	17.53
Awards released	(120,517)	17.38
Awards forfeited	(20,775)	18.17
Outstanding at March 31, 2012	1,614,045	$17.00	2.45

The total fair value of restricted stock units that vested was $2.2 million for the three months ended March 31, 2012 and $2.5 million for the three months ended March 31, 2011. The intrinsic value related to restricted stock units released for the three months ended March 31, 2012 and 2011 was $2.0 million and $1.6 million, respectively. The intrinsic value related to restricted stock units outstanding at March 31, 2012 and 2011 was $31.7 million and $26.8 million, respectively. At March 31, 2012, the unamortized compensation expense related to unvested restricted stock units was approximately $18.9 million, net of estimated forfeitures, with a weighted average remaining recognition period of 2.5 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company’s executive officers. These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets, with the minimal acceleration occurring if performance exceeds at least 110% of non-GAAP earnings per share as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. To date, none of the shares have been accelerated.

On February 14, 2012, the Board granted 413,000 Restricted Stock Units (“RSUs) to the Company’s executive officers. Fifty percent of RSUs granted to Company’s executive officers will vest over two years on a quarterly basis (“Time-based RSUs”) and 50% of their units will be a target number of RSUs awarded upon achievement of a pre-determined target for the Company’s revenue in 2013 (“Performance-based RSUs”). Half of Performance-based RSUs will vest when earned with the remainder vesting during the following two years on a quarterly basis. The Performance-based RSUs earned will be reduced in the event that the Company’s total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company’s compensation peer group is below a specified percentile for calendar years 2012 and 2013.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended March 31, 2012 and 2011, 97,247 shares and 70,685 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2012:

Available Shares as of December 31, 2011	3,693,210
2012 Additions to Plan	676,520
2012 Purchases	(97,247)
Available Shares as of March 31, 2012	4,272,483

The Purchase Plan is considered compensatory under ASC 718-50-25, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.7 million and $0.2 million for each of the three months ended March 31, 2012 and 2011, respectively. The unamortized expense as of March 31, 2012 was $0.3 million, which will be recognized over 0.4 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three months ended March 31, 2012 and 2011, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended March 31,
	2012	2011
Expected term (years)	0.5	0.5
Expected volatility	50.7%	37.5%
Risk-free interest rate	0.1%	0.2%
Dividend yield	-	-

Cash proceeds from employee stock purchases for each of the three months ended March 31, 2012 and 2011 was $1.0 million and $0.9 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Work in progress	$14,595	$11,596
Finished goods	6,952	8,508
Total inventories	$21,547	$20,104

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

4. Accrued Liabilities- Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred revenue and customer prepayments	$5,625	$3,603
Stock rotation reserve	1,573	1,086
Legal expenses and settlement costs	723	911
Warranty	573	561
Other	1,656	1,684
Total accrued liabilities	$10,150	$7,845

A roll-forward of the warranty reserve for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$561	$764
Warranty costs	(6)	(296)
Unused warranty provision	(83)	(121)
Warranty provision for product sales	101	116
Balance at end of period	$573	$463

5. Net Income per Share — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three months ended March 31, 2012 and 2011, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Numerator:
Net income	$2,995	$1,893

Denominator:
Weighted average oustanding shares used to compute basic net income per share	34,105	35,024
Effect of dilutive securities	1,433	1,081
Weighted average oustanding shares used to compute diluted net income per share	35,538	36,105

Net income per share - basic	$0.09	$0.05
Net income per share - diluted	$0.08	$0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

For the three months ended March 31, 2012 and 2011, approximately 2.1 million and 4.7 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three months ended March 31, 2012 and 2011, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
Customers	2012	2011

A	15%	16%
B	14%	*

 (*) represents less than 10%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended March 31,
Country	2012	2011
China	$29,093	$23,677
Taiwan	6,415	5,129
Korea	1,959	4,427
Europe	4,190	3,475
Japan	2,306	2,978
USA	1,112	1,106
Other	5,409	3,676
Total	$50,484	$44,468

The following is a summary of revenue by product family (in thousands):

	Three months ended March 31,
Product Family	2012	2011
DC to DC Converters	$44,342	$38,580
Lighting Control Products	6,142	5,888
Total	$50,484	$44,468

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31, 2012	December 31, 2011
China	$32,333	$32,566
United States	19,533	15,662
Taiwan	98	98
Japan	64	70
Other	48	51
TOTAL	$52,076	$48,447

On July 8, 2011, the Company purchased the property located at 79 Great Oaks Boulevard in San Jose, California, to be used as its new headquarters and sales offices. The property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The $11.0 million purchase price for the property was allocated based on an independent third party valuation with $5.0 million attributable to the building and $6.0 million attributable to the land. The Company will begin to depreciate the building when it takes occupancy in May 2012. The increase of $3.9 million in the long-lived assets for the three months ended March 31, 2012 for the United States was primarily related to the building improvements at this new location. Buildings and building improvements have a depreciation life of up to 40 years.

7. Litigation

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of the Company’s current and former directors and officers and the Company’s compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for the Company's executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney's fees. On March 2, 2012, the parties in the state court action stipulated to the dismissal without prejudice of that action. On April 3, 2012, a hearing was held in the United States District Court on the defendants’ motions to dismiss the case. The court has not yet ruled on the motions. The matters are at a preliminary stage at the United States District Court; the defendants have not yet responded to the complaint and no discovery has taken place. In management’s opinion, the resolution of the derivative action filed in the United States District Court is uncertain and estimate of its effect cannot be made on our consolidated financial condition, results of operations or liquidity.

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. In December 2011, the Company entered into a settlement and license agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three months ended March 31, 2012, the Company received the first $300,000 payment which was recorded as a credit to the litigation expenses in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

8. Fair Value Measurements

The following is a schedule of Company’s cash and cash equivalents, short-term investments and long-term investments as of March 31, 2012 and December 31, 2011 (in thousands):

	Estimated Fair Market Value as of
	March 31, 2012	December 31, 2011
	(In thousands)
Cash, Cash Equivalents and Investments
Cash in Banks	$49,899	$43,305
Money Market Funds	28,832	51,066
Government Agencies/ Treasuries	102,197	79,827
Auction-Rate Securities backed by Student-Loan Notes	13,665	13,675
Total Cash, Cash Equivalents and Investments	$194,593	$187,873

Reported as:
Cash and Cash Equivalents	$78,731	$96,371
Short-term Investments	102,197	77,827
Long-term Investments	13,665	13,675
Total Cash, Cash Equivalents and Investments	$194,593	$187,873

The contractual maturities of the Company’s investments classified as available-for-sale as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012	December 31, 2011

Less than 1 year	$21,510	$45,133
1 - 5 years	80,687	32,694
Greater than 5 years	13,665	13,675
	$115,862	$91,502

The following table details the fair value measurements as of March 31, 2012 and December 31, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$28,832	$28,832	$-	$-
US Treasuries and US Government Agency Bonds	102,197	-	102,197	-
Auction-rate securities backed by students loan	13,665	-	-	13,665
	$144,694	$28,832	$102,197	$13,665

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$51,066	$51,066	$-	$-
US Treasuries and US Government Agency Bonds	79,827	-	79,827	-
Long-term available-for-sale auction-rate securities	13,675	-	-	13,675
	$144,568	$51,066	$79,827	$13,675

At March 31, 2012, fixed income available-for-sale securities included $102.2 million in US government agencies and treasuries, all of which was classified as short-term investments. The Company also had $28.8 million invested in money market funds. From these investments, there was $27,000 in unrealized losses. The impact of gross unrealized gains and losses was not material. At March 31, 2012, the Company also had $14.3 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

At December 31, 2011, fixed income available-for-sale securities include securities issued by government agencies and treasuries, $77.8 million of which are classified as short-term investments and $2.0 million which are classified as cash equivalents. The Company also had $51.1 million invested in money market funds. At December 31, 2011, there was $17,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material. At December 31, 2011, the Company also had $14.4 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders’ equity and has no impact on net income. Other-than-temporary impairment exists when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of March 31, 2012
	Adjusted Cost	Unrealized Gains or Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$28,832	$-	$28,832	$-
US Treasuries and US Government Agency Bonds	102,216	(19)	102,197	59,808
Auction-rate securities backed by Student-Loan Notes	14,205	(540)	13,665	13,665
	$145,253	$(559)	$144,694	$73,473

	As of December 31, 2011
	Adjusted Cost	Unrealized Gains or Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$51,066	$-	$51,066	$-
US Treasuries and US Government Agency Bonds	79,830	(3)	79,827	25,281
Auction-rate securities backed by Student-Loan Notes	14,305	(630)	13,675	13,675
	$145,201	$(633)	$144,568	$38,956

The Company's level 2 assets consist of U.S. treasuries, U.S. government agency bonds, corporate notes and commercial paper. These securities generally have market prices available from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Ending balances at December 31, 2011	$13,675
Sales and Settlement at Par	(100)
Unrealized Gain	90
Ending balances at March 31, 2012	$13,665

At March 31, 2012, the Company’s investment portfolio included $13.7 million in government-backed student loan auction-rate securities, net of impairment charges of $0.6 million; of which, $0.5 million was temporary and $0.1 million was recorded other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary. The underlying maturity of these auction-rate securities is up to 36 years. As of March 31, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:

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

●
The majority of the securities remain AAA rated, with $6.3 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades since;

●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of auction-rate securities representing 63% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% Federal Family Education Loan Programs (“FFELPS”) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate for these issuers increases, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 20 year expected term, cash flows based on the 90 day t-bill rates for 20 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. As of March 31, 2012 and December 31, 2011, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and had recorded in other expense in its Condensed Consolidated Statement of Operations during 2009. There have been no such losses since.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2011 and March 31, 2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	March 31, 2012	December 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.8% - 7.6%, depending on the credit-rating of the security	3.1% - 7.9%, depending on the credit-rating of the security

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.           Income Taxes

The income tax provision for the three months ended March 31, 2012 was $0.3 million or 9.4% of the Company’s income before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted units vested.

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

We are subject to examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase our potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. In February 2012, the Company received a revised NOPA from the IRS (Revised NOPA). In this revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. On March 20, 2012, the Company received an examination report from IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007. After receiving 30-day extension, the Company has until May 19, 2012, to respond to the 30-day letter. The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carry forward of these credits to subsequent years. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years. We are currently reviewing these proposed adjustments as well. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. As of March 31, 2012, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

10.           Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. From August 2010 through June 2011, the Company repurchased 4,385,289 shares for a total of $70.0 million. During the three months ended March 31, 2011, the following shares have been repurchased through the open market and subsequently retired:

	Three months ended March 31, 2011
	Shares Repurchased	Average Price per Share	Value (in thousands)
February 2011	817,500	$15.47	$12,648
March 2011	75,000	$14.17	$1,062

	892,500		$13,710

11.    Subsequent Events

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. ("O2 Micro") liable for approximately $9.1 million in attorneys' fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010. This award is in addition to the approximately $340,000 in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.

O2 Micro filed complaints against the Company in both the United States International Trade Commission (“ITC”) and and the Northern District of California, alleging that the Company infringed four O2 Micro patents but then voluntarily dismissed three patents. In June 2010, the ITC found that the Company's products did not infringe O2 Micro's patent. Subsequently, O2 Micro unilaterally dismissed its infringement claims with prejudice, and granted the Company and its customers broad covenants not to sue in the district court case.

On March 3, 2011, the Court ordered O2 Micro to pay the Company $339,315.13 in costs. The Court also found that "O2 Micro engaged in a vexatious litigation strategy and litigation misconduct," entitling the Company to its reasonable attorneys' fees. O2 Micro's vexatious litigation strategy consisted of filing lawsuits against the Company and its customers; only to dismiss them after substantial litigation had taken place. This allowed O2 Micro to damage the Company's business while avoiding trials at which the validity of its patents would be challenged.

Since that time, the Company submitted the documentation for its attorneys' fees and non-taxable costs. O2 Micro challenged those fees on various grounds. On May 3, 2012, the Court accepted the Company's figures and entered an order awarding $8,419,429 in attorneys' fees, and $663,151 in non-taxable costs, plus interest. The Court then entered judgment for the Company.

The Company anticipates that O2 Micro will appeal the Court's orders and the final judgment.  These amounts will be recognized in the Consolidated Financial Statements of the company when all related appeals have been exhausted and collectibility is probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

●	the above-average industry growth of product and market areas that we have targeted,

●	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

●	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China.

●	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

●	the effect of auction-rate securities on our liquidity and capital resources,

●	the application of our products in the Communications, Computing, Consumer and Industrial markets continuing to account for a majority of our revenue,

●	estimates of our future liquidity requirements,

●	the cyclical nature of the semiconductor industry,

●	protection of our proprietary technology,

●	near term business outlook for 2012,

●	the factors that we believe will impact our ability to achieve revenue growth,

●	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2000 through 2007,

●	the percentage of our total revenue from various market segments, and

●	the factors that differentiate us from our competitors.

In some cases, words such as "would," "could," "may," "should," "predict," "potential," "targets," "continue," "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "forecast," "will," the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this quarterly report on Form 10-Q and, in particular, in the section entitled “Part II. Other Information; item 1A. Risk Factors". Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our annual reports on Form 10-K and any current reports on Form 8-K. The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 12, 2012 with the Securities and Exchange Commission.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We offer products that serve multiple markets, including flat panel televisions, wireless communications, telecommunications equipment, general consumer products, notebook computers, and set top boxes, among others. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain products. We are not and will not be immune from current and future industry downturns, but we have targeted product and market areas that we believe have the ability to offer above average industry performance.

We work with third parties to manufacture and assemble our integrated circuits (“ICs”). This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

Following the introduction of a product, our sales cycle generally takes a number of quarters to achieve revenue and volume production is usually achieved several months after we receive an initial customer order for a new product. Typical lead time for orders is fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements, or direct sales to customers in Asia, where the components we produce are incorporated into end-user product. Out of our total revenue, 89% of our revenue for both the quarters ended March 31, 2012 and 2011 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 80% of our sales for the three months ended March 31, 2012 are made through distributors with formal distribution agreements. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

Approximately 8% of our sales for the three months ended March 31, 2012 are made through value-added resellers based on purchase orders rather than formal distribution arrangements.  These value-added resellers do not receive any stock rotation rights and, as such, hold very little inventory, if any.  We do not have a history of accepting returns from these value-added resellers.

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

Two of the Company's U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of March 31, 2012 and December 31, 2011 was $1.5 million and $1.0 million, respectively.

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

Accounting for Income Taxes.  ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of both March 31, 2012 and December 31, 2011, we had a valuation allowance of $14.6 million attributable to management’s determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

The face value of our holdings in auction rate securities is $14.3 million, all of which is classified as long-term available-for-sale investments.

Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Investments in trading securities are recorded at fair value and unrealized gains and losses are recognized in other income (expense) in our condensed consolidated statement of operations.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	47.7%	49.8%

Gross profit	52.3%	50.2%
Operating expenses:
Research and development	22.0%	22.7%
Selling, general and administrative	23.7%	21.4%
Litigation expense	0.3%	1.8%
Total operating expenses	46.0%	45.9%

Income from operations	6.3%	4.3%
Other income (expense):
Interest and other income	0.3%	0.6%
Interest and other expense	(0.1%)	(0.2%)
Total other income, net	0.2%	0.4%

Income before income taxes	6.5%	4.7%
Income tax provision / (benefit)	0.6%	0.4%
Net income	5.9%	4.3%

Revenue.

	Three months ended March 31,
	2012	2011
	(in thousands)		Change
Revenue	$50,484	$44,468	13.5%

Revenue for the three months ended March 31, 2012 was $50.5 million, an increase of $6.0 million, or 13.5%, from $44.5 million for the three months ended March 31, 2011. This increase was primarily due to increased demand for our DC to DC converters. The revenue from our DC to DC converters was $44.3 million, an increase of $5.8 million, or 14.9% compared to the same period in 2011 primarily due to the increase in unit product shipment. The higher unit shipments in our DC to DC converter product line were primarily driven by an increase in demand for our DCDC and MNSTR products. Sales of our lighting control products were up 4% period over period. The following table illustrates changes in our revenue by product family:

	Three months ended March 31,
	2012		2011
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	$44,342	87.8%	$38,580	86.8%	14.9%
Lighting Control Products	6,142	12.2%	5,888	13.2%	4.3%
	$50,484	100.0%	$44,468	100.0%	13.5%

Cost of Revenue and Gross Margin.

	Three months ended March 31,
	2012	2011
	(in thousands)		Change
Cost of Revenue (1)	$24,074	$22,163	8.6%
Cost of revenue as a percentage of revenue	47.7%	49.8%
Gross Profit	$26,410	$22,305	18.4%
Gross Profit Margin	52.3%	50.2%
(1) Includes stock-based compensation expense	$95	$63

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross Profit as a percentage of revenue, or gross profit margin, was 52.3% for the three months ended March 31, 2012 and 50.2% for the three months ended March 31, 2011. The 2.1 percentage point increase in gross profit margin was primarily due to higher absorption of in-house test manufacturing overhead on higher revenue in the three months ended March 31, 2012 as compared to the same period in 2011.

Research and Development.

	Three months ended March 31,
	2012	2011
	(in thousands)		Change
Research and development (“R&D”) (1)	$11,118	$10,086	10.2%

R&D as a percentage of revenue	22.0%	22.7%

(1) Includes stock-based compensation expense	$1,266	$1,427

Research and development (R&D) expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs. R&D expenses for the three months ended March 31, 2012 increased by $1.0 million, or 10.2% compared to the R&D expenses incurred during the same period in 2011. This increase was primarily attributable to an increase in compensation related expenses. Our R&D head count as of March 31, 2012 was 387 employees as compared to 350 employees as of March 31, 2011.

Selling, General and Administrative.

	Three months ended March 31,
	2012	2011
	(in thousands)		Change
Selling, general and administrative (“SG&A”) (1)	$11,966	$9,490	26.1%

SG&A as a percentage of revenue	23.7%	21.4%

(1) Includes stock-based compensation expense	$1,954	$1,497

Selling, general and administrative (SG&A) expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements. SG&A expense for the three months ended March 31, 2012 increased by $2.5 million or 26.1% compared to the SG&A expense incurred during the same period in 2011. This increase was primarily attributable to the increased compensation related expenses including stock-based compensation expense, higher professional fees and increased sales commissions as a result of increase in revenue during three months ended March 31, 2012 as compared to the same period in 2011. Our SG&A head count as of March 31, 2012 was 242 employees as compared to 231 employees as of March 31, 2011.

Litigation Expense.

	Three months ended March 31,
	2012	2011
	(in thousands)		Change
Litigation expense	$128	$813	(84.3)%

Litigation expense as a percentage of revenue	0.3%	1.8%

Litigation expenses decreased by $0.7 million for the three months ended March 31, 2012, compared to the same period in 2011. This decrease was primarily due to lower litigation spending in the quarter plus the benefit of a $0.3 million payment received under a settlement and license agreement. In December 2011, the Company entered into a settlement and license agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in the first two quarters of 2013. For the three months ended March 31, 2012, the Company received the first $300,000 payment which was recorded as a credit to the litigation expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro. Overall, our litigation expense has decreased as a result of us being party to fewer material litigations.

Income Tax Provision. The income tax provision for the three months ended March 31, 2012 was $0.3 million or 9.4% of the Company’s income before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted units vested.

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

Liquidity and Capital Resources.

	March 31, 2012	December 31, 2011
	(in thousands)

Cash and cash equivalents	$78,731	$96,371
Short-term investments	102,197	77,827
Total cash, cash equivalents and short-term investments	$180,928	$174,198
Percentage of total assets	62.1%	63.6%

Total current assets	$225,420	$211,505
Total current liabilities	31,469	26,070
Working Capital	$193,951	$185,435

As of March 31, 2012, we had working capital of $194.0 million, including cash and cash equivalents of $78.7 million and short-term investments of $102.2 million, compared to working capital of $185.4 million, including cash and cash equivalents of $96.4 million and short-term investments of $77.8 million as of December 31, 2011. For the three months ended March 31, 2012, cash and cash equivalents decreased by $17.6 million primarily due to investment in short-term securities and due to building improvements at our new headquarters located in San Jose, California. We have financed our operations primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company’s employee stock purchase plan.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

The working capital at March 31, 2012, increased by $8.5 million compared to the working capital at December 31, 2011 primarily due to a $13.9 million net increase in current assets offset by a $5.4 million net increase in current liabilities. The increase in current assets was primarily due to investment in short-term securities. In addition, accounts receivable increased reflecting a change in the timing of shipments during the quarter relative to the fourth quarter of 2011. The increase in current liabilities was primarily due to an increase in accounts payable.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands) for the periods presented:

	Three months ended March 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$6,219	$8,230
Cash provided by (used in) investing activities	(29,190)	26,556
Cash provided by (used in) financing activities	5,121	(8,820)
Effect of exchange rate changes on cash and cash equivalents	210	86
Net increase (decrease) in cash and cash equivalents	$(17,640)	$26,052

For the three months ended March 31, 2012, net cash provided by operating activities was $6.2 million, primarily due to strong operating results and an increase in accounts payable related to building improvements for our new headquarters and for inventory purchases to meet customer demands. This was partially offset by an increase in accounts receivable, primarily from the timing of shipments relative to the fourth quarter of 2011 for which the collections have not been made. For the three months ended March 31, 2011, net cash provided by operating activities was $8.2 million primarily due to strong operating results and an increase in accounts payable for inventory purchases. This was partially offset by an increase in inventory to meet the anticipated second quarter demand and an increase in accounts receivable resulting from shipments at the end of the quarter for which the collections have not been made. As of March 31, 2012, $46.9 million of the $78.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

For the three months ended March 31, 2012, net cash used by investing activities was $29.2 million, primarily related to the investment in short-term securities and investment in building improvements at our new headquarters located in San Jose, California. For the three months ended March 31, 2011, net cash provided by investing activities was $26.6 million, primarily related to the redemption of short-term investments to fund our stock repurchase program.

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

At March 31, 2012, the Company’s investment portfolio included $13.7 million in government-backed student loan auction-rate securities, net of impairment charges of $0.6 million; of which, $0.5 million was temporary and $0.1 million was recorded other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary. The underlying maturity of these auction-rate securities is up to 36 years. As of March 31, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:
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

5.
The majority of the securities remain AAA rated, with $6.3 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades since; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 63% of the original portfolio purchased by the Company in February 2008 have been at par.

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

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying fma1 maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31,2011 and March 31,2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-1iquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the tirne-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement. The following are the values used in the discounted cash flow model:

	March 31, 2012	December 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.8% - 7.6%, depending on the credit-rating of the security	3.1% - 7.9%, depending on the credit-rating of the security

From the fourth quarter of 2011 to the first quarter of 2012, we kept the time-to-liquidity constant at 2.0 years. We sold $0.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.1 million. This reduced the overall impairment from $0.7 million at December 31, 2011 to $0.6 million at March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2012 was $5.1 million, primarily from the proceeds from the exercise of stock options in the amount of $4.0 million and proceeds from the employee stock purchase plan of $1.0 million. Net cash used in financing activities for the three months ended March 31, 2011 was $8.8 million, primarily from stock repurchases in the amount of 13.7 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $3.5 million and proceeds from the employee stock purchase plan of $0.9 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. From August 2010 through June 2011, we repurchased 4,385,289 shares for a total of $70.0 million. In February 2011, our Board of Directors approved an increase from $50.0 million to $70.0 million. During the three months ended March 31, 2011, the following shares have been repurchased through the open market and subsequently retired:

	Three months ended March 31, 2011
	Shares Repurchased	Average Price per Share	Value (in thousands)
February 2011	817,500	$15.47	$12,648
March 2011	75,000	$14.17	$1,062

	892,500		$13,710

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

Contractual Obligations and Off Balance Sheet Arrangements.

As of March 31, 2012 we continued to lease our headquarters and sales offices in San Jose, California. We moved to our Company-owned headquarters also located in San Jose, California in May 2012.

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

We also lease our sales offices in Japan, China, Taiwan, Singapore and Korea and our research and development facilities in Finland.

As of March 31, 2012, our total outstanding purchase commitments with vendors were $25.5 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $18.6 million as of December 31, 2011.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 12, 2012.

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012. During the three months ended March 31, 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

During the quarter ended September 30, 2011, S&P downgraded the credit rating for U.S. long-term sovereign debt. We will continue to monitor the situation and potentially rebalance our investment portfolio, as needed. Currently, we do not believe that there is any impairment, temporary or otherwise, related to our investments in U.S. Treasuries and U.S. Agencies and as such, we have not recorded any such impairment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of our current and former directors and officers and our compensation advisory firm.  The complaints assert claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for our executive officers during 2010.  The complaints each seek an award of damages in favor of the Company, equitable relief, costs and attorney's fees. On March 2, 2012, the parties in the state court action stipulated to the dismissal without prejudice of that action. On April 3, 2012, a hearing was held in the United States District Court on the defendants’ motions to dismiss the case. The court has not yet ruled on the motions. The matters are at a preliminary stage at the United States District Court; the defendants have not yet responded to the complaint and no discovery has taken place. In management’s opinion, the resolution of the derivative action filed in the United States District Court is uncertain and estimate of its effect cannot be made on our consolidated financial condition, results of operations or liquidity.

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. ("O2 Micro") liable for approximately $9.1 million in attorneys' fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010. This award is in addition to the approximately $340,000 in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.

O2 Micro filed complaints against the Company in both the United States International Trade Commission (“ITC”) and and the Northern District of California, alleging that the Company infringed four O2 Micro patents but then voluntarily dismissed three patents. In June 2010, the ITC found that the Company's products did not infringe O2 Micro's patent. Subsequently, O2 Micro unilaterally dismissed its infringement claims with prejudice, and granted the Company and its customers broad covenants not to sue in the district court case.

On March 3, 2011, the Court ordered O2 Micro to pay the Company $339,315.13 in costs. The Court also found that "O2 Micro engaged in a vexatious litigation strategy and litigation misconduct," entitling the Company to its reasonable attorneys' fees. O2 Micro's vexatious litigation strategy consisted of filing lawsuits against the Company and its customers; only to dismiss them after substantial litigation had taken place. This allowed O2 Micro to damage the Company's business while avoiding trials at which the validity of its patents would be challenged.

Since that time, the Company submitted the documentation for its attorneys' fees and non-taxable costs. O2 Micro challenged those fees on various grounds. On May 3, 2012, the Court accepted the Company's figures and entered an order awarding $8,419,429 in attorneys' fees, and $663,151 in non-taxable costs, plus interest. The Court then entered judgment for the Company.

The Company anticipates that O2 Micro will appeal the Court's orders and the final judgment.  These amounts will be recognized in the Consolidated Financial Statements of the company when all related appeals have been exhausted and collectibility is probable.

We and certain of our subsidiaries are parties to actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. In December 2011, the Company entered into a settlement and license agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in the first two quarters of 2013. For the three months ended March 31, 2012, the Company received the first $300,000 payment which was recorded as a credit to the litigation expenses in the Condensed Consolidated Statement of Operations.

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  These risks, which have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

●	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

●	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

●	adverse general economic conditions in the countries where our products are sold or used;

●	the timing of developments and related expenses in our litigation matters;

●	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

●	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

●	increases in assembly costs due to commodity price increases, such as the price of gold;

●	the timing of new product introductions by us and our competitors;

●	the acceptance of our new products in the marketplace;

●	our ability to develop new process technologies and achieve volume production;

●	our ability to meet customer product demand in a timely manner;

●	the scheduling, rescheduling, or cancellation of orders by our customers;

●	the cyclical nature of demand for our customers’ products;

●	an increase in stock rotation reserves;

●	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

●	inventory levels and product obsolescence;

●	seasonality and variability in the computer, consumer electronics, and communications markets;

●	the availability of adequate manufacturing capacity from our outside suppliers;

●	increases in prices for finished wafers due to general capacity shortages;

●	the potential loss of future business resulting from current capacity issues;

●	changes in manufacturing yields;

●	movements in exchange rates, interest rates or tax rates; and • determining the probability of accounting charges associated with performance-based equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

●	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

●	consumer electronic sales, which have experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

●	our competition, which could adversely impact our selling prices and our potential sales;

●	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

●	manufacturing capacity constraints; • determining the probability and magnitude of stock compensation accounting charges; and

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

Due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011, our year to date revenue in 2012 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this source of lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended March 31, 2012, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended March 31, 2012, sales to our largest two distributors accounted for approximately 29% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011, our year-to-date revenue in 2012 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

●	the costs and expense associated with such activities;

●	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

●	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

●	delays in bringing new foundry operations online to meet increased product demand; and

●	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment , if the IRS were to prevail on all matters in dispute, would result in potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS’s position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We expect to contest these proposed adjustments vigorously. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS is raising the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. On March 20, 2012, the Company received an examination report from IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007. After receiving 30-day extension, the Company has until May 19th, 2012, to respond to the 30-day letter.  The IRS also audited the research and development credits generated in the years 2000 through 2007, and the carryforward of these credits to subsequent years.  We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2000 through 2007, which would also reduce the value of such credits carried forward to subsequent tax years.  We are currently reviewing these proposed adjustments. We regularly access the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes.  As of March 31, 2012, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition be adversely affected. Further, if we are not successful in any of our intellectual property defenses, our financial condition cold be adversely affected and our business could be harmed. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could distract management’s focus on our operations and adversely affect our business.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. At March 31, 2012, the Company’s investment portfolio included $13.7 million, net of impairment charges of $0.6 million, in government-backed student loan auction-rate securities. As of that date, $14.3 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 36 years.

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

Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings. It is unlikely that we will be able to liquidate our auction-rate securities in the short term.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons including:

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

To the extent we are successful in completing strategic acquisitions, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

●	unexpected losses of key employees or customers of the acquired companies or businesses;

●	conforming the acquired company’s standards, processes, procedures and controls with our operations;

●	coordinating new product and process development;

●	hiring additional management and other critical personnel;

●	increasing the scope, geographic diversity and complexity of our operations;

●	difficulties in consolidating facilities and transferring processes and know-how;

●	other difficulties in the assimilation of acquired operations, technologies or products;

●	diversion of management’s attention from other business concerns; and

●	adverse effects on existing business relationships with customers.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of March 31, 2012. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6. EXHIBITS

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 8, 2012

/s/ MEERA RAO
MeeraRao
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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