Form 10-Q
period 2012-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2012-07-30
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 34,842,856 shares of the registrant’s common stock issued and outstanding as of July 17, 2012.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,644	$96,371
Short-term investments	103,013	77,827
Accounts receivable, net of allowances of $5 in 2012 and 2011	21,415	15,097
Inventories	29,455	20,104
Deferred income tax assets, net - current	646	421
Prepaid expenses and other current assets	1,978	1,685
Total current assets	238,151	211,505
Property and equipment, net	59,584	47,794
Long-term investments	11,714	13,675
Deferred income tax assets, net - long-term	19	239
Other assets	606	654
Total assets	$310,074	$273,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,701	$8,904
Accrued compensation and related benefits	11,035	9,321
Accrued liabilities	6,848	7,845
Total current liabilities	35,584	26,070

Non-current income tax liabilities	5,249	4,920
Total liabilities	40,833	30,990
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, $35 and $34 in 2012 and 2011, respectively; shares authorized: 150,000,000; shares issued and outstanding: 34,820,281 and 33,826,032 in 2012 and 2011, respectively	175,624	159,336
Retained earnings	89,535	79,948
Accumulated other comprehensive income	4,082	3,593
Total stockholders’ equity	269,241	242,877
Total liabilities and stockholders’ equity	$310,074	$273,867

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$58,607	$51,628	$109,091	$96,096
Cost of revenue (1)	27,435	25,070	51,509	47,233

Gross profit	31,172	26,558	57,582	48,863
Operating expenses:
Research and development (2)	12,468	11,237	23,586	21,323
Selling, general and administrative (3)	12,167	10,343	24,133	19,833
Litigation expense (benefit)	(244)	939	(116)	1,752
Total operating expenses	24,391	22,519	47,603	42,908
Income from operations	6,781	4,039	9,979	5,955
Interest income and other, net	359	24	465	207

Income before income taxes	7,140	4,063	10,444	6,162
Income tax provision	548	581	857	787

Net income	$6,592	$3,482	$9,587	$5,375
Basic net income per share	$0.19	$0.10	$0.28	$0.16
Diluted net income per share	$0.18	$0.10	$0.27	$0.15
Weighted average common shares outstanding:
Basic	34,665	33,846	34,385	34,432
Diluted	35,997	34,903	35,660	35,598

(1) Includes stock-based compensation expense	$118	$89	$213	$152
(2) Includes stock-based compensation expense	$1,524	$1,550	$2,790	$2,977
(3) Includes stock-based compensation expense	$2,187	$2,036	$4,141	$3,533
Total stock-based compensation expense	$3,829	$3,675	$7,144	$6,662

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$6,592	$3,482	$9,587	$5,375
Other comprehensive income (loss):
Auction-rate securities valuation reserve adjustment	9	-	99	140
Unrealized gain/ (loss) on available-for-sale securities	10	9	(6)	2
Foreign currency translation adjustments	(2)	704	396	858
Comprehensive income	$6,609	$4,195	$10,076	$6,375

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$9,587	$5,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,453	4,375
Loss on disposal of property and equipment	79	-
Amortization and realized gain on debt instruments	87	308
Deferred income tax assets	(2)	-
Credit gain on auction-rate securities	(40)	-
Tax benefit from stock option transactions	1,929	1,845
Excess tax benefit from stock option transactions	(767)	(474)
Stock-based compensation	7,144	6,662
Changes in operating assets and liabilities:
Accounts receivable	(6,318)	758
Inventories	(9,350)	1,082
Prepaid expenses and other current assets	(297)	661
Accounts payable	5,912	2,062
Accrued and other long-term liabilities	(999)	1,290
Accrued income taxes payable and noncurrent tax liabilities	(834)	(1,612)
Accrued compensation and related benefits	1,708	(818)
Net cash provided by operating activities	12,292	21,514

Cash flows from investing activities:
Property and equipment purchases	(13,184)	(5,271)
Proceeds from sale of property and equipment	13	-
Purchases of short-term investments	(86,774)	(22,957)
Proceeds from sale of short-term investments	61,518	86,719
Proceeds from sale of long-term investments	2,100	2,100
Net cash provided by (used in) investing activities	(36,327)	60,591

Cash flows from financing activities:
Proceeds from issuance of common stock	7,341	4,262
Proceeds from employee stock purchase plan	1,036	928
Repurchase of common stock	-	(38,472)
Excess tax benefits from stock option transactions	767	474
Net cash provided by (used in) financing activities	9,144	(32,808)

Effect of change in exchange rates	164	378
Net increase (decrease) in cash and cash equivalents	(14,727)	49,675
Cash and cash equivalents, beginning of period	96,371	48,010
Cash and cash equivalents, end of period	$81,644	$97,685

Supplemental disclosures for cash flow information:
Cash paid for taxes	$423	$381
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$4,414	$527
Temporary impairment reversal of auction-rate securities	$(99)	$(140)

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

Summary of Significant Accounting Policies

There have been no changes to the Company significant accounting policies during the six months ended June 30, 2012 as compared to the significant accounting policies described in the Company audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan (ESPP)—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and six months ended June 30, 2012 and 2011, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Non-Employee	$6	$4	$11	$8
ESPP	$179	150	390	302
Restricted Stock	$2,881	2,057	5,061	3,220
Stock Options	$763	1,464	1,682	3,132
TOTAL	$3,829	$3,675	$7,144	$6,662

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Options granted under the 2004 Plan have a maximum term of ten years. New hire grants generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. Refresh grants generally vest over four years at the rate of 50 percent two years from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the lesser of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2011	4,291,737
2012 Additions to Plan	1,641,301
2012 Grants	(837,931)
2012 Cancellations	110,705
Available for Grant as of June 30, 2012	5,205,812

A summary of the status of the Company’s stock option plans at June 30, 2012 and changes during the six months then ended is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011 (4,202,786 options exercisable at a weighted-average exercise price of $15.05 per share)	4,863,239	$15.31	3.44	$8,817,049
Options granted (weighted-average fair value of $6.69 per share)	7,000	15.96
Options exercised	(661,843)	11.09
Options forfeited and expired	(59,041)	20.69
Outstanding at June 30, 2012	4,149,355	15.91	3.08	18,556,231
Options exercisable at June 30, 2012 and expected to become exercisable	4,127,134	15.91	3.06	18,465,230
Options vested and exercisable at June 30, 2012	3,768,592	$15.83	2.90	$17,125,148

The total fair value of options that vested during the three months ended June 30, 2012 and 2011 was $0.8 million and $1.5 million, respectively, and the total fair value of options that vested during the six months ended June 30, 2012 and 2011 was $1.7 million and $3.1 million. The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $2.8 million and $0.7 million, respectively. The total intrinsic value of options exercised was $5.5 million during both the six months ended June 30, 2012 and 2011. Net cash proceeds from the exercise of stock options were $3.4 million for the three months ended June 30, 2012 and $0.7 million for the three months ended June 30, 2011. Net cash proceeds from the exercise of stock options were $7.3 million for the six months ended June 30, 2012 and $4.3 million for the six months ended June 30, 2011. At June 30, 2012, unamortized compensation expense related to unvested options was approximately $2.6 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.8 years.

The employee stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718-10-30 Compensation – Stock Compensation –Overall - Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company did not grant any stock option awards during the three months ended June 30, 2012. Weighted-average assumptions to determine the fair values of stock option awards granted were as follows:

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected term (years)	3.8	4.0	4.1	4.0
Expected volatility	53.4%	53.0%	53.4%	52.9%
Risk-free interest rate	0.6%	1.3%	0.6%	1.4%
Dividend yield	-	-	-	-

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

Restricted Stock

The Company grants restricted stock units (RSUs), which vest generally over four years as determined by the Company’s Compensation Committee, and are issued upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2011	1,299,556	$16.87	2.71
Awards granted	830,931	18.22
Awards released	(235,159)	17.66
Awards forfeited	(51,664)	16.92
Outstanding at June 30, 2012	1,843,664	$17.50	2.57

The total expense recognized for RSUs was $2.9 million for the three months ended June 30, 2012 and $2.1 million for the three months ended June 30, 2011. The total expense recognized for RSUs was $5.1 million for the six months ended June 30, 2012 and $4.6 million for the six months ended June 30, 2011, respectively. The intrinsic value on the vesting date related to restricted stock units released for the three months ended June 30, 2012 and 2011 was $2.4 million and $1.4 million, respectively, and the intrinsic value on the vesting date related to restricted stock units released for the six months ended June 30, 2012 and 2011 was $4.4 million and $3.1 million, respectively. The intrinsic value related to restricted stock units outstanding at June 30, 2012 and 2011 was $36.6 million and $21.8 million, respectively. At June 30, 2012, the unamortized compensation expense related to unvested restricted stock units was approximately $22.1 million, net of estimated forfeitures, with a weighted average remaining recognition period of 2.6 years.

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

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The Company granted 153,000 Time-based RSUs to its CEO in February 2011. In the fourth quarter of 2011, the compensation committee proposed modifying half of the Time-based RSUs to Performance-based RSUs and on February 7, 2012 the Board approved the performance goals based on the Company’s 2012 revenue (“2012 Modification”). The Performance-based RSUs will vest on a quarterly basis during the period following the achievement of the goal. The maximum number of RSUs the CEO may receive is 100% of the Performance-based RSUs originally granted.

On February 14, 2012, the Board granted 413,000 Restricted Stock Units (“RSUs) to the Company’s executive officers. Fifty percent of RSUs granted to Company’s executive officers will vest over two years on a quarterly basis (“Time-based RSUs”) and 50% of the units will represent a target number of RSUs awarded upon achievement of a pre-determined goal (“2012 Executive RSUs ”) for the Company’s revenue in 2013 (“Performance-based RSUs”). Half of these Performance-based RSUs will vest when earned with the remainder vesting during the following two years on a quarterly basis. The maximum number of RSU an executive employee may receive is 300% of the Performance-based RSUs originally granted. The Performance-based RSUs earned will be reduced by maximum 15% in the event that the Company’s total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company’s compensation peer group is below a specified percentile for calendar years 2012 and 2013.

On April 24, 2012, the Company granted 344,650 RSUs to its existing non-executive employees. These RSUs grants include 219,317 Time-based RSUs and 125,333 Performance-based RSUs. The Performance-based RSUs will be a target number of RSUs awarded upon achievement of a pre-determined goal (“2012 Non-Executive RSUs”) for the reported revenue of the Company, certain regions or product-line divisions in 2013. Half of these Performance-based RSUs will vest when earned with the remainder vesting during the following two years on a quarterly basis. The maximum number of RSUs an employee may receive is 300% of the Performance-based RSUs originally granted.

Based on the Company’s revenue forecast as of June 30, 2012, the Company has determined that it is probable that it will be able to achieve the pre-determined goal for the 2012 Modification, 2012 Executive RSUs and for the majority of 2012 Non-Executive RSUs which will allow the eligible employees to receive 100% of the RSUs originally granted. The Company has recorded stock-based compensation expense for the Performance-based RSUs, expected to meet the pre-determined goal, based on grant date fair value adjusted for forfeiture rate which will be amortized based on graded-vesting method.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the lesser of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the six months ended June 30, 2012 and 2011, 97,247 shares and 70,685 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the six months ended June 30, 2012:

Available Shares as of December 31, 2011	3,693,210
2012 Additions	676,520
2012 Purchases	(97,247)
Available Shares as of June 30, 2012	4,272,483

The Purchase Plan is considered compensatory under ASC 718-50-25, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.7 million and $0.2 million for each of the six months ended June 30, 2012 and 2011, respectively. The unamortized expense as of June 30, 2012 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the six months ended June 30, 2012 and 2011, the following weighted average assumptions were used in the valuation of the stock purchase rights:

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	Six months ended June 30,
	2012	2011
Expected term (years)	0.5	0.5
Expected volatility	50.7%	37.5%
Risk-free interest rate	0.1%	0.2%
Dividend yield	-	-

Cash proceeds from employee stock purchases for each of the six months ended June 30, 2012 and 2011 was $1.0 million and $0.9 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Work in progress	$18,880	$11,596
Finished goods	10,575	8,508
Total inventories	$29,455	$20,104

4. Accrued Liabilities- Accrued liabilities consist of the followig (in thousands):

	June 30, 2012	December 31, 2011
Deferred revenue and customer prepayments	$2,820	$3,603
Stock rotation reserve	1,203	1,086
Legal expenses and settlement costs	607	911
Warranty	443	561
Other	1,775	1,684
Total accrued liabilities	$6,848	$7,845

A roll-forward of the warranty reserve for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six months ended June 30,
	2012	2011
Balance at beginning of year	$561	$764
Warranty costs	(124)	(333)
Unused warranty provision	(213)	(220)
Warranty provision for product sales	219	515
Balance at end of period	$443	$726

5. Net Income per Share — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2012 and 2011, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,592	$3,482	$9,587	$5,375

Denominator:
Weighted average oustanding shares used to compute basic net income per share	34,665	33,846	34,385	34,432
Effect of dilutive securities	1,332	1,057	1,275	1,166
Weighted average oustanding shares used to compute diluted net income per share	35,997	34,903	35,660	35,598

Net income per share - basic	$0.19	$0.10	$0.28	$0.16
Net income per share - diluted	$0.18	$0.10	$0.27	$0.15

For the three months ended June 30, 2012 and 2011, approximately 1.3 million and 4.1 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, approximately 1.7 million and 4.3 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and six months ended June 30, 2012 and 2011, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
Customers	2012	2011	2012	2011

A	16%	16%	15%	16%
B	13%	*	14%	*

 (*) represents less than 10%

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country	2012	2011	2012	2011
China	$35,091	$31,203	$64,184	$54,880
Taiwan	7,820	5,156	14,235	10,285
Korea	2,600	4,417	4,559	8,844
Europe	3,793	3,567	7,983	7,042
Japan	2,355	2,740	4,661	5,718
USA	1,601	860	2,713	1,966
Other	5,347	3,685	10,756	7,361
Total	$58,607	$51,628	$109,091	$96,096

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2012	2011	2012	2011
DC to DC Converters	$51,165	$44,771	$95,507	$83,351
Lighting Control Products	7,442	6,857	13,584	12,745
Total	$58,607	$51,628	$109,091	$96,096

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30, 2012	December 31, 2011
China	$38,170	$32,566
United States	21,835	15,662
Taiwan	73	98
Japan	68	70
Other	44	51
TOTAL	$60,190	$48,447

On July 8, 2011, the Company purchased the property located at 79 Great Oaks Boulevard in San Jose, California, to be used as its new headquarters and sales offices. The property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The $11.0 million purchase price for the property was allocated based on an independent third party valuation with $5.0 million attributable to the building and $6.0 million attributable to the land. The Company moved to its new headquarters and started to depreciate the building in May 2012. The increase of $6.2 million in the long-lived assets for the six months ended June 30, 2012 for the United States was primarily related to the building improvements at this new location. Buildings and building improvements have a depreciation life of up to 40 years.

7. Litigation

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of the Company’s current and former directors and officers and the Company’s compensation advisory firm.  The complaints asserted claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for the Company's executive officers during 2010.  The complaints each sought an award of damages in favor of the Company, equitable relief, costs and attorney's fees. On March 2, 2012, the parties in the state court action stipulated to the dismissal without prejudice of that action. On April 3, 2012, a hearing was held in the United States District Court on the defendants’ motions to dismiss the case. On June 13, 2012, the United States District Court issued an order granting the motions and dismissing the complaint without prejudice.  The court ruled that the plaintiff had failed to sufficiently allege that pre-suit demand on the Company’s board of directors was excused, and granted the plaintiff leave to amend the complaint. The plaintiff subsequently informed the defendants that it did not intend to amend the complaint. On July 9, 2012, the parties in the federal court action stipulated to the dismissal without prejudice of that action, and on July 10, 2012, the federal court signed an order dismissing the action without prejudice.

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $340,000 in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The matter originated when O2 Micro filed complaints against the Company in both the United States International Trade Commission (“ITC”) and the Northern District of California, alleging that the Company infringed four O2 Micro patents but then voluntarily dismissed three patents. In June 2010, the ITC found that the Company's products did not infringe O2 Micro’s patent. Subsequently, O2 Micro unilaterally dismissed its infringement claims with prejudice, and granted the Company and its customers broad covenants not to sue in the district court case. On March 3, 2011, the Court ordered O2 Micro to pay the Company $339,315.13 in costs. The Court also found that “O2 Micro engaged in a vexatious litigation strategy and litigation misconduct,” entitling the Company to its reasonable attorneys' fees. O2 Micro's vexatious litigation strategy consisted of filing lawsuits against the Company and its customers; only to dismiss them after substantial litigation had taken place. This allowed O2 Micro to damage the Company's business while avoiding trials at which the validity of its patents would be challenged. Since that time, the Company submitted the documentation for its attorneys’ fees and non-taxable costs. O2 Micro challenged those fees on various grounds. On May 3, 2012, the Court accepted the Company’s figures and entered an order awarding $8,419,429 in attorneys’ fees, and $663,151 in non-taxable costs, plus interest. The Court then entered judgment for the Company. The Company anticipates that O2 Micro will appeal the Court’s orders and the final judgment. These amounts will be recognized in the Consolidated Financial Statements of the Company when all related appeals have been exhausted and collectability is probable.

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

In December 2011, the Company entered into a settlement and license agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $0.3 million in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three and six months ended June 30, 2012, the Company received the $0.3 million and $0.6 million payments, respectively, which were recorded as credits to litigation expenses in the Condensed Consolidated Statements of Operations.

8. Fair Value Measurements

The following is a schedule of Company’s cash and cash equivalents, short-term investments and long-term investments as of June 30, 2012 and December 31, 2011 (in thousands):

	Estimated Fair Market Value as of
	June 30, 2012	December 31, 2011
	(In thousands)
Cash, Cash Equivalents and Investments
Cash in Banks	51,530	43,305
Money Market Funds	30,114	51,066
Government Agencies/ Treasuries	103,013	79,827
Auction-Rate Securities backed by Student-Loan Notes	11,714	13,675
Total Cash, Cash Equivalents and Investments	196,371	187,873

Reported as:
Cash and Cash Equivalents	81,644	96,371
Short-term Investments	103,013	77,827
Long-term Investments	11,714	13,675
Total Cash, Cash Equivalents and Investments	196,371	187,873

The contractual maturities of the Company’s investments classified as available-for-sale as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012	December 31, 2011
Less than 1 year	25,992	45,133
1 - 5 years	77,021	32,694
Greater than 5 years	11,714	13,675
	114,727	91,502

The following table details the fair value measurements as of June 30, 2012 and December 31, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$30,114	$30,114	$-	$-
US Treasuries and US Government Agency Bonds	103,013	-	103,013	-
Long-term available-for-sale auction-rate securities	11,714	-	-	11,714
	$144,841	$30,114	$103,013	$11,714

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$51,066	$51,066	$-	$-
US Treasuries and US Government Agency Bonds	79,827	-	79,827	-
Long-term available-for-sale auction-rate securities	13,675	-	-	13,675
	$144,568	$51,066	$79,827	$13,675

At June 30, 2012, fixed income available-for-sale securities included $103.0 million in US government agencies and treasuries, all of which were classified as short-term investments. The Company also had $30.1 million invested in money market funds. From these investments, there were $22,000 in unrealized losses. The impact of gross unrealized gains and losses was not material. At June 30, 2012, the Company also had $12.3 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

At December 31, 2011, fixed income available-for-sale securities include securities issued by government agencies and treasuries, $77.8 million of which are classified as short-term investments and $2.0 million which are classified as cash equivalents. The Company also had $51.1 million invested in money market funds. At December 31, 2011, there were $17,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material. At December 31, 2011, the Company also had $14.4 million in face value of auction-rate securities, all of which are classified as long-term available-for-sale investments.

Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders’ equity and has no impact on net income. Other-than-temporary impairment exists when the entity either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	As of June 30, 2012
	Adjusted Cost	Unrealized Gains or Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$30,114	-	$30,114	-
US Treasuries and US Government Agency Bonds	103,017	(4)	103,013	51,858
Auction-rate securities backed by Student-Loan Notes	12,245	(531)	11,714	11,714
	145,376	(535)	144,841	63,572

	As of December 31, 2011
	Adjusted Cost	Unrealized Gains or Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$51,066	$-	$51,066	$-
US Treasuries and US Government Agency Bonds	79,830	(3)	79,827	25,281
Auction-rate securities backed by Student-Loan Notes	14,305	(630)	13,675	13,675
	$145,201	$(633)	$144,568	$38,956

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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Ending balances at December 31, 2011	$13,675
Sales and Settlement at Par	(100)
Total realized and unrealized gains (losses):
Included in other income (expense)	-
Included in other comprehensive income	90

Ending balances at March 31, 2012	$13,665
Sales and Settlement at Par	(2,000)
Total realized and unrealized gains (losses):
Included in other income (expense)	40
Included in other comprehensive income	9

Ending balances at June 30, 2012	$11,714

 At June 30, 2012, the Company’s investment portfolio included $11.7 million in government-backed student loan auction-rate securities, net of impairment charges of $0.56 million; of which, $0.53 million was temporary and $0.03 million was recorded other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

The underlying maturity of these auction-rate securities is up to 35 years. As of June 30, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:

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
●
Except for the credit loss of $70,000 recognized during the year ended December 31, 2009 for the Company’s holdings in auction-rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

●
The face value of $6.0 million of the auction-rate securities remain AAA rated and a face value of $6.3 million of the auction-rate securities having been downgraded by Moody’s to A3-Baa3, during the year ended December 31, 2009 and there have been no downgrades since;

●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% Federal Family Education Loan Program (FFELPS) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since. During the three months ended June 30, 2012, the Company was able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in other expense in its Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2011 and June 30, 2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued) (Unaudited)

	June 30, 2012			December 31, 2011
Time-to-Liquidity	24 months			24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)		1.8%			1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium) and (depending on the credit-rating of the security)	2.6%	-	7.4%	3.1%	-	7.9%

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.           Income Taxes

The income tax provision for the three and six months ended June 30, 2012 was $0.5 million or 7.7% of the Company’s income before income taxes and $0.9 million or 8.2% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted units vested. The income tax provision for the three and six months ended June 30, 2011 was $0.6 million or 14.3% of the Company’s income before income taxes and $0.8 million or 12.8% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of restricted units released.

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by the Company’s international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase the Company’s potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. In February 2012, the Company received a revised NOPA from the IRS (Revised NOPA). In this revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. The IRS also audited and proposed adjustments on the research and development credits generated in years 2005 through 2007. On March 20, 2012, the Company received an examination report from the IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007.  As of June 30, 2012, a formal protest to the IRS proposed adjustments has been filed. There is no expected timeframe for MPS to receive feedback from the IRS. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. Based on the technical merits of its tax return filing positions, as of June 30, 2012, the Company believes that it is more-likely-than-not the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. As of June 30, 2012, no other audits were in process in any other material jurisdiction.

10.          Stock Repurchase Program

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an increase from $50.0 million to $70.0 million. From August 2010 through June 2011, the Company repurchased 4,385,289 shares for a total of $70.0 million. During the six months ended June 30, 2011, the following shares have been repurchased through the open market and subsequently retired:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

●	the above-average industry growth of product and market areas that we have targeted,

●	our plan to introduce additional new products within our existing product families as well as in new product categories and families

●	Our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

●	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

●	the effect of auction-rate securities on our liquidity and capital resources,

●	the application of our products in the Communications, Computing, Consumer and Industrial markets continuing to account for a majority of our revenue,

●	estimates of our future liquidity requirements,

●	the cyclical nature of the semiconductor industry,

●	protection of our proprietary technology,

●	near term business outlook for 2012,

●	the factors that we believe will impact our ability to achieve revenue growth,

●	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2000 through 2007,

●	the percentage of our total revenue from various market segments, and

●	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this quarterly report on Form 10-Q and, in particular, in the section entitled “Part II. Other Information, Item 1A. Risk Factors”. Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our annual reports on Form 10-K and any current reports on Form 8-K.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 12, 2012 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements, or direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Out of our total revenue, 91% of our revenue for both the quarters ended June 30, 2012 and 2011 was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 81% of our sales for the six months ended June 30, 2012 were made through distributors with formal distribution agreements. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in return for a compensating new order of equal or greater dollar value.

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

We generally recognize revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition – Products – Recognition – Sales of Products When Right of Return Exists):

(1)	Our price is fixed or determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors where we recognize revenue upon shipment
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

Approximately 8% of our sales for the six months ended June 30, 2012 were made through value-added resellers based on purchase orders rather than formal distribution arrangements.  These value-added resellers do not receive any stock rotation rights and, as such, hold very little inventory, if any.  We do not have a history of accepting returns from these value-added resellers.

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

Two of the Company's U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of June 30, 2012 and December 31, 2011 was $1.7 million and $1.0 million, respectively.

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

As of both June 30, 2012 and December 31, 2011, we had a valuation allowance of $14.6 million attributable to management’s determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

The face value of our holdings in auction rate securities is $12.3 million, all of which is classified as long-term available-for-sale investments.

Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our condensed consolidated balance sheet and in our condensed consolidated statement of comprehensive income. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.8%	48.6%	47.2%	49.2%

Gross profit	53.2%	51.4%	52.8%	50.8%
Operating expenses:
Research and development	21.3%	21.8%	21.6%	22.2%
Selling, general and administrative	20.8%	20.0%	22.1%	20.6%
Litigation expense (benefit)	(0.4%)	1.8%	(0.1%)	1.8%

Total operating expenses	41.7%	43.6%	43.6%	44.6%

Income from operations	11.5%	7.8%	9.2%	6.2%
Interest income and other, net	0.6%	0.1%	0.4%	0.2%

Income before income taxes	12.1%	7.9%	9.6%	6.4%
Income tax provision / (benefit)	0.9%	1.2%	0.8%	0.8%

Net income	11.2%	6.7%	8.8%	5.6%

Revenue.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Revenue	$58,607	$51,628	13.5%	$109,091	$96,096	13.5%

Revenue for the three months ended June 30, 2012 was $58.6 million, an increase of $7.0 million, or 13.5%, from $51.6 million for the three months ended June 30, 2011. This increase was primarily due to increased demand for our DC to DC converters. Revenue from our DC to DC converters of $51.2 million increased $6.4 million, or 14.3% in 2012 compared to the same period in 2011 primarily due to a demand driven increase in unit product shipment for our DCDC and Mini-Monster products. Sales of our lighting control products for the three months ended June 30, 2012 was up by 8.5% compared to the same period in 2011.

Revenue for the six months ended June 30, 2012 was $109.1 million, an increase of $13.0 million, or 13.5%, from $96.1 million for the six months ended June 30, 2011. This increase was primarily due to increased demand for our DC to DC converters. The revenue from our DC to DC converters was $95.5 million, an increase of $12.2 million, or 14.6% compared to the same period in 2011. The revenue increase in DC to DC converter product line was primarily driven by increased demand for our DCDC and Mini-Monster products. For the first six months of 2012, sales of our lighting control products were up 6.6% year over year.

The following table illustrates changes in our revenue by product family:

	For the three months ended June 30,					For the six months ended June 30,
	2012		2011			2012		2011
	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change	(in thousands) Amount	% of Revenue	(in thousands) Amount	% of Revenue	Change
DC to DC Converters	51,165	87.3%	$44,771	86.7%	14.3%	95,507	87.5%	$83,351	86.7%	14.6%
Lighting Control Products	7,442	12.7%	6,857	13.3%	8.5%	13,584	12.5%	12,745	13.3%	6.6%

	$58,607	100.0%	$51,628	100.0%	13.5%	$109,091	100.0%	$96,096	100.0%	13.5%

Cost of Revenue and Gross Margin.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Cost of Revenue (1)	$27,435	$25,070	9.4%	$51,509	$47,233	9.1%
Cost of revenue as a percentage of revenue	46.8%	48.6%		47.2%	49.2%
Gross Profit	$31,172	26,558	17.4%	$57,582	48,863	17.8%
Gross Margin	53.2%	51.4%		52.8%	50.8%
(1) Includes stock-based compensation expense	$118	$89		$213	$152

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross Profit as a percentage of revenue, or gross profit margin, was 53.2% for the three months ended June 30, 2012 and 51.4% for the three months ended June 30, 2011. Gross profit as a percentage of revenue, or gross profit margin, was 52.8% for the six months ended June 30, 2012 and 50.8% for the six months ended June 30, 2011. The respective 1.8 and 2.0 percentage point increases, in gross profit margin for the three and six months ended June 30, 2012 were primarily due to cost efficiency and  higher absorption of in-house test manufacturing overhead on higher revenue, lower relative costs for Inventory and warranty reserves, and better product mix compared to the same periods in 2011.

Research and Development.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Research and development (“R&D”) (1)	$12,468	$11,237	11.0%	$23,586	$21,323	10.6%

R&D as a percentage of revenue	21.3%	21.8%		21.6%	22.2%

(1) Includes stock-based compensation expense	$1,524	$1,550		$2,790	$2,977

R&D expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs. R&D expenses were $12.5 million or 21.3% of revenue, for the three months ended June 30, 2012 and $11.2 million, or 21.8% of revenue, for the three months ended June 30, 2011. R&D expenses were $23.6 million or 21.6% of revenue, for the six months ended June 30, 2012 and $21.3 million, or 22.2% of revenue, for the six months ended June 30, 2011. R&D expenses increased year-over-year due to an increase in personnel-related costs, increase in facilities costs related to moving expenses associated with our new headquarter location and costs associated with new product development. Our R&D head count as of June 30, 2012 was 388 employees as compared to 379 employees as of June 30, 2011.

Selling, General and Administrative.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Selling, general and administrative (“SG&A”) (1)	$12,167	$10,343	17.6%	$24,133	$19,833	21.7%

SG&A as a percentage of revenue	20.8%	20.0%		22.1%	20.6%

(1) Includes stock-based compensation expense	$2,187	$2,036		$4,141	$3,533

SG&A expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements. SG&A expenses were $12.2 million, or 20.8% of revenue, for the three months ended June 30, 2012 and $10.3 million, or 20.0% of revenue for the three months ended June 30, 2011. SG&A expenses were $24.1 million, or 22.1% of revenue, for the six months ended June 30, 2012 and $19.8 million, or 20.6% of revenue, for the six months ended June 30, 2011. For the three and six months ended June 30, 2012, SG&A expenses increased year over year due to an increase in personnel-related costs, sales commission and stock-based compensation expense. Our SG&A head count as of June 30, 2012 were 248 employees as compared to 233 employees as of June 30, 2011.

Litigation Expense.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Litigation expense	$(244)	$939	(126.0)%	$(116)	$1,752	(106.6)%

Litigation expense as a percentage of revenue	-0.4%	1.8%		-0.1%	1.8%

Litigation expenses (benefit) were ($0.2) million, or (0.4%) of revenue, for the three months ended June 30, 2012, compared to $0.9 million, or 1.8% of revenue, for the three months ended June 30, 2011. Litigation expenses were ($0.1) million or (0.1%) of revenue, for the six months ended June 30, 2012, compared to $1.8 million, or 1.8% of revenue, for the six months ended June 30, 2011. This decrease was primarily due to lower litigation spending in 2012 compared to the same period in 2011, plus the benefit of a $0.3 million and $0.6 million of payments received under a settlement and license agreement for the three and six months ended June 30, 2012, respectively. In December 2011, the Company entered into a settlement agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in the first two quarters of 2013. For the three and six months ended June 30, 2012, the Company received $0.3 million and $0.6 million payments, respectively, which were recorded as credits to litigation expenses in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our lawsuits involving O2Micro, which were resolved in the second quarter of 2010. Overall, our litigation expense has decreased as a result of MPS being party to fewer material litigations.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 2012 was $0.5 million or 7.7% of the Company’s income before income taxes and $0.9 million, or 8.2% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted units vested. The income tax provision for the three and six months ended June 30, 2011 was $0.6 million or 14.3% of our income before income taxes and $0.8 million, or 12.8% of pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of restricted units released.

Liquidity and Capital Resources.

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$81,644	$96,371
Short-term investments	103,013	77,827
Total cash, cash equivalents and short-term investments	$184,657	$174,198
Percentage of total assets	59.6%	63.6%

Total current assets	$238,151	$211,505
Total current liabilities	(35,584)	(26,070)
Working Capital	$202,567	$185,435

As of June 30, 2012, we had working capital of $202.6 million, including cash and cash equivalents of $81.6 million and short-term investments of $103.0 million, compared to working capital of $185.4 million, including cash and cash equivalents of $96.4 million and short-term investments of $77.8 million as of December 31, 2011. For the six months ended June 30, 2012, cash and cash equivalents decreased by $14.8 million primarily due to investment in short-term securities and cash used to pay for the cost of building improvements at our new headquarters located in San Jose, California. We have financed our operations primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company’s employee stock purchase plan. As of June 30, 2012, $41.4 million of the $81.6 million of cash and cash equivalents and $16.0 million of the $103.0 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

Working capital at June 30, 2012 increased by $17.2 million compared to the working capital at December 31, 2011, primarily due to a $26.6 million net increase in current assets offset a by $9.5 million net increase in current liabilities. The increase in current assets was primarily due to investment in short-term securities and an increase in inventories to meet the anticipated future demand. In addition, accounts receivable increased reflecting a change in the timing of shipments during the quarter relative to the fourth quarter of 2011. The increase in current liabilities was primarily due to an increase in accounts payable.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities for the periods presented:

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Cash provided by operating activities	12,292	21,514
Cash provided by (used in) investing activities	(36,327)	60,591
Cash provided by (used in) financing activities	9,144	(32,808)
Effect of exchange rate changes on cash and cash equivalents	164	378
Net increase (decrease) in cash and cash equivalents	(14,727)	49,675

For the six months ended June 30, 2012, net cash provided by operating activities was $12.3 million, primarily reflecting strong operating results and an increase in accounts payable in support of both our building improvements for our new headquarters and inventory purchases. This was partially offset by an increase in accounts receivable resulting from the timing of shipments relative to the fourth quarter of 2011 for which the collections have not been made and increase in inventories. For the six months ended June 30, 2011, net cash provided by operating activities was $21.5 million primarily due to strong operating results and an increase in accounts payable for inventory purchases. This was partially offset by an increase in inventories to meet the anticipated future demand and an increase in accounts receivable resulting from shipments at the end of the quarter for which the collections had not been made.

For the six months ended June 30, 2012, net cash used in investing activities was $36.3 million, primarily related to the investment in short-term securities and investment in building improvements at our new headquarters location in San Jose, California. For the six months ended June 30, 2011, net cash provided by investing activities was $60.6 million, primarily related to the redemption of short-term investments to fund our stock repurchase program.

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

At June 30, 2012, the Company’s investment portfolio included $11.7 million in government-backed student loan auction-rate securities, net of impairment charges of $0.56 million; of which, $0.53 million was temporary and $0.03 million was recorded other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary. The underlying maturity of these auction-rate securities is up to 35 years. As of June 30, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:

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

5.
The face value of $6.0 million of the auction-rate securities remain AAA rated and the face value of $6.3 million of the auction rate securities having been downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009, and there have been no downgrades since; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since. During the three months ended June 30, 2012, the Company was able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in other expense in its Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2011 and June 30, 2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	June 30, 2012			December 31, 2011
Time-to-Liquidity	24 months			24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)		1.8%			1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium) and (depending on the credit-rating of the security)	2.6%	-	7.4%	3.1%	-	7.9%

From the fourth quarter of 2011 to the first and second quarter of 2012, we kept the time-to-liquidity constant at 2.0 years. We sold $2.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.1 million. This reduced the overall impairment from $0.7 million at December 31, 2011 to $0.6 million at June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2012 was $9.1 million, primarily from the proceeds from the exercise of stock options in the amount of $7.3 million and proceeds from the employee stock purchase plan of $1.0 million. Net cash used in financing activities for the six months ended June 30, 2011 was $32.8 million, primarily due to stock repurchases in the amount of $38.5 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $4.3 million and proceeds from the employee stock purchase plan of $0.9 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. From August 2010 through June 2011, we repurchased 4,385,289 shares for a total of $70.0 million. In February 2011, our Board of Directors approved an increase from $50.0 million to $70.0 million. During the six months ended June 30, 2011, the following shares have been repurchased through the open market and subsequently retired:

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

Contractual Obligations and Off Balance Sheet Arrangements.

In May 2012, we moved from our previous headquarters in San Jose, California to our current Company-owned headquarters also located in San Jose, California.

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

We also lease our sales offices in Japan, China, Taiwan, and Korea.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 12, 2012.

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012. During the six months ended June 30, 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 16, 2011 and September 29, 2011, two nearly identical shareholder derivative actions were filed in the United States District Court for the Northern District of California and the California Superior Court for Santa Clara County, naming as defendants certain of the Company’s current and former directors and officers and the Company’s compensation advisory firm.  The complaints asserted claims for, among other things, breach of fiduciary duty in connection with the directors' approval of compensation for the Company's executive officers during 2010.  The complaints each sought an award of damages in favor of the Company, equitable relief, costs and attorney's fees. On March 2, 2012, the parties in the state court action stipulated to the dismissal without prejudice of that action. On April 3, 2012, a hearing was held in the United States District Court on the defendants’ motions to dismiss the case. On June 13, 2012, the United States District Court issued an order granting the motions and dismissing the complaint without prejudice.  The court ruled that the plaintiff had failed to sufficiently allege that pre-suit demand on the Company’s board of directors was excused, and granted the plaintiff leave to amend the complaint. The plaintiff subsequently informed the defendants that it did not intend to amend the complaint. On July 9, 2012, the parties in the federal court action stipulated to the dismissal without prejudice of that action, and on July 10, 2012, the federal court signed an order dismissing the action without prejudice.

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $340,000 in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.  O2 Micro filed complaints against the Company in both the United States International Trade Commission (“ITC”) and the Northern District of California, alleging that the Company infringed four O2 Micro patents but then voluntarily dismissed three patents. In June 2010, the ITC found that the Company's products did not infringe O2 Micro’s patent. Subsequently, O2 Micro unilaterally dismissed its infringement claims with prejudice, and granted the Company and its customers broad covenants not to sue in the district court case. On March 3, 2011, the Court ordered O2 Micro to pay the Company $339,315.13 in costs. The Court also found that “O2 Micro engaged in a vexatious litigation strategy and litigation misconduct,” entitling the Company to its reasonable attorneys' fees. O2 Micro's vexatious litigation strategy consisted of filing lawsuits against the Company and its customers; only to dismiss them after substantial litigation had taken place. This allowed O2 Micro to damage the Company's business while avoiding trials at which the validity of its patents would be challenged. Since that time, the Company submitted the documentation for its attorneys’ fees and non-taxable costs. O2 Micro challenged those fees on various grounds. On May 3, 2012, the Court accepted the Company’s figures and entered an order awarding $8,419,429 in attorneys’ fees, and $663,151 in non-taxable costs, plus interest. The Court then entered judgment for the Company. The Company anticipates that O2 Micro will appeal the Court’s orders and the final judgment. These amounts will be recognized in the Consolidated Financial Statements of the Company when all related appeals have been exhausted and collectability is probable.

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

In December 2011, the Company entered into a settlement and license agreement with a third-party company for infringement of the Company’s patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in the first two quarters of 2013. For the three and six months ended June 30, 2012, the Company received $0.3 million and $0.6 million payments, respectively, which were recorded as credits to litigation expenses in the Condensed Consolidated Statements of Operations.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

●	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

●	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

●	adverse general economic conditions in the countries where our products are sold or used;

●	the timing of developments and related expenses in our litigation matters;

●	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

●	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

●	increases in assembly costs due to commodity price increases, such as the price of gold;

●	the timing of new product introductions by us and our competitors;

●	the acceptance of our new products in the marketplace;

●	our ability to develop new process technologies and achieve volume production;

●	our ability to meet customer product demand in a timely manner;

●	the scheduling, rescheduling, or cancellation of orders by our customers;

●	the cyclical nature of demand for our customers’ products;

●	an increase in stock rotation reserves;

●	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

●	inventory levels and product obsolescence;

●	seasonality and variability in the computer, consumer electronics, and communications markets;

●	the availability of adequate manufacturing capacity from our outside suppliers;

●	increases in prices for finished wafers due to general capacity shortages;

●	the potential loss of future business resulting from current capacity issues;

●	changes in manufacturing yields;

●	movements in exchange rates, interest rates or tax rates; and

●	determining the probability of accounting charges associated with performance-based equity awards granted to our employees

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

●	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

●	consumer electronic sales, which have experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

●	our competition, which could adversely impact our selling prices and our potential sales;

●	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

●	manufacturing capacity constraints;

●	determining the probability and magnitude of stock compensation accounting charges; and

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

For example, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011, our year to date revenue in 2012 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this source of lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended June 30, 2012, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended June 30, 2012, sales to our largest two distributors accounted for approximately 29% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

For example, due to lack of capacity, which resulted in product shortages in early 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011, our year-to-date revenue in 2012 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2000 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment , if the IRS were to prevail on all matters in dispute, would result in potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS’s position in the NOPA is incorrect and that our tax returns for those years were correct as filed. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS is raising the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. The IRS also audited and proposed adjustments on the research and development credits generated in years 2005 through 2007. On March 20, 2012, we received an examination report from the IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007. As of June 30, 2012, a formal protest to the IRS proposed adjustments has been filed. There is no expected timeframe for us to receive feedback from the IRS.  We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, as of June 30, 2012 we believe that it is more-likely-than-not the tax positions we have taken will be sustained upon the resolution of our audits resulting in no material impact on our consolidated financial position and the results of operations and cash flows. As of June 30, 2012, no other audits were in process in any other material jurisdiction.

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

From time to time we are party to various legal proceedings.  If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

Credit rating agencies downgraded the credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could affect global and domestic financial markets, which may affect our business, financial condition and liquidity.

Credit rating agencies downgraded the credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could materially affect global and domestic financial markets and economic conditions. Although a downgrade of long-term sovereign credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. Management will continue to monitor the situation and there could be future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. At this time, however, U.S. treasuries continue to trade in active markets, and the yield curve on U.S. treasuries remains an appropriate basis for determining risk-free rates.

Should there be a deterioration of the global and financial markets as a result of the downgraded credit rating for U.S. long-term sovereign debt, and that of certain Eurozone countries, our business, financial condition and liquidity could be adversely affected.

The market for government-backed student loan auction-rate securities has suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At June 30, 2012, the Company’s investment portfolio included $11.7 million, net of impairment charges of $0.6 million, in government-backed student loan auction-rate securities. As of that date, $12.3 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

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

Our products incorporate commodities such as gold, platinum, copper and silicon. An increase in the price or a decrease in the availability of these commodities and other like commodities that we use could negatively impact our business and results of operations.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this quarterly report on Form 10-Q, we face the following risks, among others, with respect to our testing facility in China:

●	inability to hire and maintain a qualified work force;

●	inability to maintain appropriate and acceptable manufacturing controls; and

●	higher than anticipated overhead and other costs of operation.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of June 30, 2012. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Dated: July 30, 2012

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