Form 10-Q
period 2012-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2012-11-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 35,475,580 shares of the registrant's common stock issued and outstanding as of October 26, 2012.

MONOLITHIC POWER SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$78,247	$96,371
Short-term investments	107,279	77,827
Accounts receivable, net of allowances of $5 in 2012 and 2011	21,561	15,097
Inventories	32,623	20,104
Deferred income tax assets, net - current	644	421
Prepaid expenses and other current assets	2,214	1,685
Total current assets	242,568	211,505
Property and equipment, net	59,883	47,794
Long-term investments	11,756	13,675
Deferred income tax assets, net - long-term	19	239
Other assets	1,043	654
Total assets	$315,269	$273,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,405	$8,904
Accrued compensation and related benefits	5,959	9,321
Accrued liabilities	7,500	7,845
Total current liabilities	24,864	26,070

Non-current income tax liabilities	5,341	4,920
Total liabilities	30,205	30,990
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000,000; shares issued and outstanding: 35,431,808 and 33,826,032 in 2012 and 2011, respectively	185,583	159,336
Retained earnings	95,456	79,948
Accumulated other comprehensive income	4,025	3,593
Total stockholders’ equity	285,064	242,877
Total liabilities and stockholders’ equity	$315,269	$273,867

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$56,508	$52,962	$165,599	$149,058
Cost of revenue (1)	26,495	25,148	78,004	72,381
Gross profit	30,013	27,814	87,595	76,677
Operating expenses:
Research and development (2)	11,967	11,792	35,553	33,115
Selling, general and administrative (3)	11,955	10,249	36,088	30,082
Litigation expense (benefit), net	(229)	722	(345)	2,474
Total operating expenses	23,693	22,763	71,296	65,671
Income from operations	6,320	5,051	16,299	11,006
Interest income and other, net	156	3	621	210
Income before income taxes	6,476	5,054	16,920	11,216
Income tax provision (benefit)	555	(419)	1,412	368
Net income	$5,921	$5,473	$15,508	$10,848
Basic net income per share	$0.17	$0.16	$0.45	$0.32
Diluted net income per share	$0.16	$0.16	$0.43	$0.31
Weighted average common shares outstanding:
Basic	35,145	33,594	34,677	34,149
Diluted	36,438	34,240	36,008	35,275

(1) Includes stock-based compensation expense	$112	$83	$325	$235
(2) Includes stock-based compensation expense	$1,465	$1,576	$4,255	$4,553
(3) Includes stock-based compensation expense	$2,605	$1,715	$6,746	$5,248
Total stock-based compensation expense	$4,182	$3,374	$11,326	$10,036

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$5,921	$5,473	$15,508	$10,848
Other comprehensive income (loss), net of tax:
Auction-rate securities valuation reserve adjustment	42	150	141	290
Unrealized gain/ (loss) on available-for-sale securities	42	(38)	36	(36)
Foreign currency translation adjustments	(141)	302	255	1,160
Comprehensive income	$5,864	$5,887	$15,940	$12,262

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$15,508	$10,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,866	6,550
Loss on disposal of property and equipment	79	-
Amortization and realized gain on debt instruments	145	357
Credit gain on auction-rate securities	(40)	-
Tax benefit from stock option transactions	2,606	1,907
Excess tax benefit from stock option transactions	(835)	(145)
Stock-based compensation	11,326	10,036
Changes in operating assets and liabilities:
Accounts receivable	(6,464)	1,927
Inventories	(12,519)	2,240
Prepaid expenses and other current assets	(490)	363
Accounts payable	2,345	712
Accrued and other long-term liabilities	(345)	(387)
Accrued income taxes payable and noncurrent tax liabilities	(1,352)	(1,806)
Accrued compensation and related benefits	(3,380)	(2,183)
Net cash provided by operating activities	13,450	30,419

Cash flows from investing activities:
Property and equipment purchases	(18,735)	(18,795)
Proceeds from sale of property and equipment	13	-
Purchase of intangible assets	(459)	-
Purchases of short-term investments	(115,709)	(47,261)
Proceeds from sale of short-term investments	86,168	108,718
Proceeds from sale of long-term investments	2,100	3,750
Net cash provided by (used in) investing activities	(46,622)	46,412

Cash flows from financing activities:
Proceeds from issuance of common stock	12,233	4,334
Proceeds from employee stock purchase plan	1,852	1,773
Repurchase of common stock	-	(38,472)
Excess tax benefits from stock option transactions	835	145
Net cash provided by (used in) financing activities	14,920	(32,220)

Effect of change in exchange rates	128	351
Net increase (decrease) in cash and cash equivalents	(18,124)	44,962
Cash and cash equivalents, beginning of period	96,371	48,010
Cash and cash equivalents, end of period	$78,247	$92,972

Supplemental disclosures for cash flow information:
Cash paid for taxes	$732	$581
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$1,687	$462
Reversal of temporary impairment of auction-rate securities	$(141)	$(290)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 12, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company's audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following policy was not previously disclosed in our Form 10-K as it was not considered significant.

Litigation Expenses. We expense litigation costs in the period in which they are incurred. Due to the uncertainties inherent in litigation proceedings, we generally recognize the proceeds resulting from settlement of litigation or favorable judgments when the cash is received. The proceeds are recorded as a reduction in litigation expense to the extent that litigation costs were previously incurred in the related case. Proceeds in excess of cumulative costs incurred for a case is recorded to interest income and other, net in the Condensed Consolidated Statements of Operations.

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

2. Stock-Based Compensation — The Company has two stock option plans and an employee stock purchase plan (ESPP)—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the three and nine months ended September 30, 2012 and 2011, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Non-Employee	$6	$2	$17	$10
ESPP	88	99	478	401
Restricted Stock	3,447	2,058	8,508	5,278
Stock Options	641	1,215	2,323	4,347
TOTAL	$4,182	$3,374	$11,326	$10,036

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

2004 Equity Incentive Plan

The Company's Board of Directors adopted the Company's 2004 Equity Incentive Plan in March 2004, and the Company's stockholders approved it in November 2004. Options granted under the 2004 Plan have a maximum term of ten years. New hire grants generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48th monthly thereafter. Refresh grants generally vest over four years at the rate of 50 percent two years from the date of grant and 1/48th monthly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the lesser of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. The following is a summary of the 2004 Plan, which includes stock options and restricted stock awards and units:

Available for Grant as of December 31, 2011	4,291,737
2012 Additions to Plan	1,641,301
2012 Grants	(877,931)
2012 Cancellations	137,934
Available for Grant as of September 30, 2012	5,193,041

A summary of the status of the Company's stock option plans at September 30, 2012 and changes during the nine months then ended is presented in the table below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Stock Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2011 (4,202,786 options exercisable at a weighted-average exercise price of $15.05 per share)	4,863,239	$15.31	3.44	$8,817,049
Options granted (weighted-average fair value of $6.69 per share)	7,000	15.96
Options exercised	(1,053,687)	11.61
Options forfeited and expired	(73,270)	20.85
Outstanding at September 30, 2012	3,743,282	16.24	2.80	15,375,791
Options exercisable at September 30, 2012 and expected to become exercisable	3,726,760	16.25	2.79	15,306,445
Options vested and exercisable at September 30, 2012	3,472,405	$16.21	2.64	$14,395,333

The total fair value of options that vested during the three months ended September 30, 2012 and 2011 was $0.6 million and $1.2 million, respectively, and the total fair value of options that vested during the nine months ended September 30, 2012 and 2011 was $2.3 million and $4.3 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $3.6 million and $0.2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $9.1 million and $5.7 million, respectively. Net cash proceeds from the exercise of stock options were $4.9 million for the three months ended September 30, 2012 and $0.1 million for the three months ended September 30, 2011. Net cash proceeds from the exercise of stock options were $12.2 million for the nine months ended September 30, 2012 and $4.3 million for the nine months ended September 30, 2011. At September 30, 2012, unamortized compensation expense related to unvested options was approximately $1.9 million, net of estimated forfeitures. The weighted average period over which compensation expense related to these options will be recognized is approximately 1.9 years.

The employee stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company did not grant any stock option awards during the three months ended September 30, 2012.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Weighted-average assumptions to determine the fair values of stock option awards granted were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected term (years)	4.1	4.1	4.1	4.0
Expected volatility	52.1%	52.3%	53.4%	52.8%
Risk-free interest rate	0.5%	1.1%	0.6%	1.3%
Dividend yield	-	-	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury constant maturity yield based on the expected term for its risk-free interest rate and a dividend yield of zero as it does not pay dividends. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Restricted Stock

The Company grants restricted stock units (RSUs), which vest generally over four years as determined by the Company's Compensation Committee, and the Company's common shares are issued on a one-for-one basis upon vesting. Before vesting, these restricted stock units are not eligible for dividends, if and when declared. A summary of the restricted stock units is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2011	1,299,556	$16.87	2.71
Awards granted	870,931	18.20
Awards released	(400,319)	18.06
Awards forfeited	(64,664)	16.77
Outstanding at September 30, 2012	1,705,504	$17.27	2.41

The total expense recognized for RSUs was $3.4 million for the three months ended September 30, 2012 and $2.1 million for the three months ended September 30, 2011. The total expense recognized for RSUs was $8.5 million for the nine months ended September 30, 2012 and $5.3 million for the nine months ended September 30, 2011. The intrinsic value on the vesting date related to restricted stock units released for the three months ended September 30, 2012 and 2011 was $3.3 million and $1.6 million, respectively, and the intrinsic value on the vesting date related to restricted stock units released for the nine months ended September 30, 2012 and 2011 was $7.7 million and $4.7 million, respectively. The intrinsic value related to restricted stock units outstanding at September 30, 2012 and 2011 was $33.7 million and $13.4 million, respectively. At September 30, 2012, the unamortized compensation expense related to unvested restricted stock units was approximately $21.7 million, net of estimated forfeitures, with a weighted average remaining recognition period of 2.4 years.

On February 25, 2010, the Board granted 416,000 performance units to the Company's executive officers (“2010 Executive RSUs”). These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The amount of shares to be accelerated is based on achieving certain performance targets as set forth in the Company's annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion. The Compensation Committee has the discretion not to accelerate any shares, if it so chooses, even if the performance targets are met. To date, none of the shares have been accelerated.

Based on the Company's non-GAAP earnings per share forecast for 2012 as of September 30, 2012, the Company has determined that it is probable that it will be able to achieve the pre-determined goal for the 2010 Executive RSUs and therefore, the unvested shares will fully vest in February 2013. The unamortized stock-based compensation expense will be amortized over the estimated remaining vesting period.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company granted 153,000 Time-based RSUs to its CEO in February 2011. In the fourth quarter of 2011, the compensation committee proposed modifying half of the Time-based RSUs to Performance-based RSUs and on February 7, 2012 the Board approved the performance goals based on the Company's 2012 revenue (“2012 Modification”). The Time-based RSUs will vest over two years on a quarterly basis. The performance-based RSUs will vest upon achievement of the pre-determined goal. The maximum number of RSUs the CEO may receive is 100% of the RSUs originally granted.

On February 14, 2012, the Board granted 413,000 RSUs to the Company's executive officers. Fifty percent of the RSUs granted to Company's executive officers will vest over two years on a quarterly basis (“Time-based RSUs”) and 50% of the units represents a target number of RSUs awarded upon achievement of a pre-determined goal (“2012 Executive RSUs”) for the Company's revenue in 2013. Half of these Performance-based RSUs will vest when earned with the remainder vesting during the following two years on a quarterly basis. The maximum number of RSU an executive employee may receive is 300% of the Performance-based RSUs originally granted. The Performance-based RSUs earned will be reduced by maximum 15% in the event that the Company's total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company's compensation peer group is below a specified percentile for calendar years 2012 and 2013.

On April 24, 2012, the Company granted 344,650 RSUs to its existing non-executive employees. These RSUs grants include 219,317 Time-based RSUs and 125,333 Performance-based RSUs. The Performance-based RSUs will be a target number of RSUs awarded upon achievement of a pre-determined goal (“2012 Non-Executive RSUs”) for revenue of the Company, certain regions or product-line divisions in 2013. Half of these Performance-based RSUs will vest when earned with the remainder vesting during the following two years on a quarterly basis. The maximum number of RSUs an employee may receive is 300% of the Performance-based RSUs originally granted.

Based on the Company's revenue forecast as of September 30, 2012, the Company has determined that it is probable that it will be able to achieve the pre-determined goals for the 2012 Modification, the 2012 Executive RSUs and for the majority of the 2012 Non-Executive RSUs. The Company has recorded stock-based compensation expense for the Performance-based RSUs, expected to meet the pre-determined goals, based on grant date fair value adjusted for expected forfeiture rate which will be amortized based on graded-vesting method.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the lessor of: 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the three months ended September 30, 2012 and 2011, 54,523 shares and 79,296 shares, respectively, were issued under the Purchase Plan. For the nine months ended September 30, 2012 and 2011, 151,770 shares and 149,981 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the nine months ended September 30, 2012:

Available Shares as of December 31, 2011	3,693,210
2012 Additions to Plan	676,520
2012 Purchases	(151,770)
Available Shares as of September 30, 2012	4,217,960

The Purchase Plan is considered compensatory under ASC 718-50-25, Compensation – Stock Compensation - Employee Share Purchase Plans - Recognition, and is accounted for in accordance with ASC 718-50-30 Compensation – Stock Compensation - Employee Share Purchase Plans - Initial Measurement - Look-Back Plans. The intrinsic value for stock purchased was $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. The intrinsic value for stock purchased was $1.0 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. The unamortized expense as of September 30, 2012 was $0.2 million, which will be recognized over 0.4 years.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the three and nine months ended September 30, 2012 and 2011, the following weighted average assumptions were used in the valuation of the stock purchase rights:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	39.6%	40.9%	45.8%	39.2%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	-	-	-	-

Cash proceeds from employee stock purchases for each of the three months ended September 30, 2012 and 2011 was $0.8 million. Cash proceeds from employee stock purchases for the nine months ended September 30, 2012 and 2011 was $1.9 million and $1.8 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Work in progress	$22,091	$11,596
Finished goods	10,532	8,508
Total inventories	$32,623	$20,104

4. Accrued Liabilities- Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Deferred revenue and customer prepayments	$2,950	$3,603
Stock rotation reserve	1,413	1,086
Legal expenses and settlement costs	446	911
Warranty	859	561
Other	1,832	1,684
Total accrued liabilities	$7,500	$7,845

A roll-forward of the warranty reserve for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Balance at beginning of year	$561	$764
Warranty provision for product sales	802	747
Settlements made during the period	(154)	(607)
Unused warranty provision	(350)	(324)
Balance at end of period	$859	$580

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

5. Net Income per Share — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated using the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2012 and 2011, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$5,921	$5,473	$15,508	$10,848

Denominator:
Weighted average outstanding shares used to compute basic net income per share	35,145	33,594	34,677	34,149
Effect of dilutive securities	1,293	646	1,331	1,126
Weighted average outstanding shares used to compute diluted net income per share	36,438	34,240	36,008	35,275

Net income per share - basic	$0.17	$0.16	$0.45	$0.32
Net income per share - diluted	$0.16	$0.16	$0.43	$0.31

For the three months ended September 30, 2012 and 2011, approximately 1.0 million and 5.9 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, approximately 1.3 million and 4.8 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-50 Segment Reporting – Overall - Disclosure, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer, and industrial markets. Geographic revenue is based on the location to which customer shipments are delivered. For the three and nine months ended September 30, 2012 and 2011, the Company derived substantially all of its revenue from sales to customers located outside North America. The following is a list of customers whose sales exceeded 10% of revenue for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
Customers	2012	2011	2012	2011

A	18%	21%	16%	18%
B	17%	10%	15%	*

(*) represents less than 10%

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following is a summary of revenue by geographic region based on customer ship-to location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country	2012	2011	2012	2011
China	$31,023	$32,480	$95,207	$87,360
Taiwan	7,579	6,110	21,814	16,395
Korea	3,022	2,754	7,581	11,598
Europe	5,004	3,736	12,987	10,778
Japan	2,029	2,475	6,690	8,193
USA	1,437	1,230	4,150	3,196
Other	6,414	4,177	17,170	11,538
Total	$56,508	$52,962	$165,599	$149,058

The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2012	2011*	2012	2011*
DC to DC Converters	$49,710	$44,936	$145,217	$128,287
Lighting Control Products	6,798	8,026	20,382	20,771
Total	$56,508	$52,962	$165,599	$149,058

* 2011 Revenue associated with Audio Amplifiers has been included with DC to DC Converters to conform with current year presentation.

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30,	December 31,
	2012	2011
China	$37,859	$32,566
United States	22,868	15,662
Taiwan	86	98
Japan	65	70
Other	49	51
TOTAL	$60,927	$48,447

On July 8, 2011, the Company purchased the property located at 79 Great Oaks Boulevard in San Jose, California, to be used as its new headquarters and sales offices. The property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The $11.0 million purchase price for the property was allocated based on an independent third party valuation with $5.0 million attributable to the building and $6.0 million attributable to the land. The Company moved into its new headquarters and started to depreciate the building in May 2012. The increase of $7.2 million in the long-lived assets for the nine months ended September 30, 2012 for the United States was primarily related to the building improvements at this new location. Buildings and building improvements have a depreciation life of up to 40 years.

7. Litigation

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its shareholders, a former employee and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company's products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys' fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. O2 Micro filed an appeal against the judgment.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies (“Silergy”) for infringement of the Company's patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $0.3 million in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three and nine months ended September 30, 2012, the Company received the $0.3 million and $0.9 million payments, respectively, which were recorded as credits to litigation expense (benefit) in the Condensed Consolidated Statements of Operations.

Linear

On August 12, 2012, the United States Court of Appeal for the Federal Circuit issued an order affirming the judgment issued by the United States District Court of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys' fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. The Company is seeking reimbursement of additional attorney fees in the amount of $0.2 million in connection with the cost of defending the appeal. As of September 30, 2012, the Company did not record this as income as the cash was not received.

8. Fair Value Measurements

The following is a schedule of Company's cash and cash equivalents, short-term investments and long-term investments as of September 30, 2012 and December 31, 2011 (in thousands):

	Estimated Fair Market Value as of
	September 30, 2012	December 31, 2011

Cash, Cash Equivalents and Investments
Cash in Banks	$51,153	$43,305
Money Market Funds	27,094	51,066
Government Agencies/ Treasuries	107,279	79,827
Auction-Rate Securities backed by Student-Loan Notes	11,756	13,675
Total Cash, Cash Equivalents and Investments	$197,282	$187,873

	September 30,	December 31,
Reported as:	2012	2011
Cash and Cash Equivalents	$78,247	$96,371
Short-term Investments	107,279	77,827
Long-term Investments	11,756	13,675
Total Cash, Cash Equivalents and Investments	$197,282	$187,873

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The contractual maturities of the Company's investments classified as available-for-sale as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Due in less than 1 year	33,998	45,133
Due in 1 - 5 years	73,281	32,694
Due in greater than 5 years	11,756	13,675
	119,035	91,502

The following table details the fair value measurements as of September 30, 2012 and December 31, 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$27,094	$27,094	$-	$-
US Treasuries and US Government Agency Bonds	107,279		107,279	-
Long-term available-for-sale auction-rate securities	11,756	-	-	11,756
	$146,129	$27,094	$107,279	$11,756

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money Market Funds	$51,066	$51,066	$-	$-
US Treasuries and US Government Agency Bonds	79,827	-	79,827	-
Long-term available-for-sale auction-rate securities	13,675	-	-	13,675
	$144,568	$51,066	$79,827	$13,675

At September 30, 2012, fixed income available-for-sale securities included $107.3 million in US government agencies and treasuries, all of which were classified as short-term investments. The Company also had $27.1 million invested in money market funds. From these investments, there were $9,000 in unrealized losses. The impact of gross unrealized gains and losses was not material. At September 30, 2012, the Company also had $12.3 million in face value of auction-rate securities, all of which were classified as long-term available-for-sale investments.

At December 31, 2011, fixed income available-for-sale securities included securities issued by US government agencies and treasuries, $77.8 million of which were classified as short-term investments and $2.0 million of which were classified as cash equivalents. The Company also had $51.1 million invested in money market funds. At December 31, 2011, there were $17,000 in net unrealized losses from these investments. The impact of gross unrealized gains and losses was not material. At December 31, 2011, the Company also had $14.4 million in face value of auction-rate securities, all of which were classified as long-term available-for-sale investments.

Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders' equity and have no impact on net income. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in other income (expense) in the Condensed Consolidated Statement of Operations.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of September 30, 2012
	Adjusted Cost	Unrealized gains or losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$27,094	$-	$27,094	$-
US Treasuries and US Government Agency Bonds	107,241	37	107,279	22,080
Auction-rate securities backed by Student-Loan Notes	12,245	(489)	11,756	11,756
	$146,580	$(452)	$146,129	$33,836

	As of December 31, 2011
	Adjusted Cost	Unrealized Gains or Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money Market Funds	$51,066	$-	$51,066	$-
US Treasuries and US Government Agency Bonds	79,830	(3)	79,827	25,281
Auction-rate securities backed by Student-Loan Notes	14,305	(630)	13,675	13,675
	$145,201	$(633)	$144,568	$38,956

The Company's level 2 assets consist of US treasuries, US government agency bonds, corporate notes and commercial paper. These securities generally have market prices available from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

The Company's level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Auction-Rate Securities
Ending balances at December 31, 2011	$13,675
Sales and Settlement at Par	(100)
Total realized and unrealized gains (losses):
Included in other income (expense)	-
Included in other comprehensive income	90

Ending balances at March 31, 2012	$13,665
Sales and Settlement at Par	(2,000)
Total realized and unrealized gains (losses):
Included in other income (expense)	40
Included in other comprehensive income	9

Ending balances at June 30, 2012	$11,714
Sales and Settlement at Par	-
Total realized and unrealized gains (losses):
Included in other income (expense)	-
Included in other comprehensive income	42

Ending balances at September 30, 2012	$11,756

At September 30, 2012, the Company's investment portfolio included $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $0.52 million; of which, $0.49 million was temporary and $0.03 million was other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of September 30, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:

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
●

Except for the credit loss of $70,000 recognized during the year ended December 31, 2009 for the Company's holdings in auction-rate securities described below, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

●

A face value of $6.0 million of the auction-rate securities remain AAA rated and a face value of $6.3 million of the auction-rate securities having been downgraded by Moody's to A3-Baa3, during the year ended December 31, 2009 have not been downgraded since;

●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by the Company in February 2008, have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% Federal Family Education Loan Program (FFELPS) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company's portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which the Company deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since. During the nine months ended September 30, 2012, the Company was able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in other expense in its Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2011 and September 30, 2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	September 30, 2012	December 31, 2011
Time-to-Liquidity (months)	24	24
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium and depending on the credit-rating of the security)	2.4% - 7.2%	3.1% - 7.9%

If the auctions continue to fail, the liquidity of the Company's investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.           Income Taxes

The income tax provision for the three and nine months ended September 30, 2012 was $0.6 million or 8.6% of the Company's income before income taxes and $1.4 million or 8.3% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company's foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted stock units vested. The income tax provision (benefit) for the three months ended September 30, 2011 was ($0.4) million or (8.3%) of the Company's income before income taxes. The income tax provision for the nine months ended September 30, 2011 was $0.4 million or 3.3% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because the Company's foreign income was taxed at lower rates and because of the benefit the Company realized as a result of restricted stock units vested.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued) (Unaudited)

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company's U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries in 2004. In the NOPA, the IRS objected to the Company's allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of “buy-in payments” made by the Company's international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company's U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment could, if the IRS were to prevail on all matters in dispute, increase the Company's potential federal and state income tax liabilities by up to $37.0 million, plus interest and penalties, if any. In February 2012, the Company received a revised NOPA from the IRS (Revised NOPA). In this revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. The IRS also audited and proposed adjustments on the research and development credits generated in years 2005 through 2007. On March 20, 2012, the Company received an examination report from the IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007. In May 2012, a formal protest to the IRS proposed adjustments was filed. There is no expected timeframe for the Company to receive feedback from the IRS. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. Based on the technical merits of its tax return filing positions, as of September 30, 2012, the Company believes that it is more-likely-than-not the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. As of September 30, 2012, the IRS has requested for, and the Company has agreed to, an extension of the statute of limitation for taxable years 2005, 2006 and 2007. The French subsidiary of the Company is currently under audit for taxable years 2009 and 2010. The Company is in the process of responding to the questions raised by the tax authority. Aside from U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

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

During the nine months ended September 30, 2011, the following shares have been repurchased through the open market and subsequently retired:

		Average Price Per
2011 Calendar Year	Shares Repurchased	Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

11.     Subsequent Events

On October 5, 2012, the Company received a payment of $2.3 million from Linear (see Note 7) which will be recorded as credits to litigation expense (benefit) on the Condensed Consolidated Statements of Operations during the quarter ended December 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

●	the above-average industry growth of product and market areas that we have targeted,

●	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

●	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

●	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

●	the effect of auction-rate securities on our liquidity and capital resources,

●	the application of our products in the Communications, Computing, Consumer and Industrial markets continuing to account for a majority of our revenue,

●	estimates of our future liquidity requirements,

●	the cyclical nature of the semiconductor industry,

●	protection of our proprietary technology,

●	near term business outlook for 2012,

●	the factors that we believe will impact our ability to achieve revenue growth,

●	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2005 through 2007,

●	the percentage of our total revenue from various market segments, and

●	the factors that differentiate us from our competitors.

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

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 12, 2012 with the Securities and Exchange Commission.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical lead time for orders is fewer than 90 days. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Out of our total revenue, 88% and 90% of our revenue for the quarter ended September 30, 2012 and 2011, respectively, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Approximately 82% of our sales for the nine months ended September 30, 2012 was made through distributors with formal distribution agreements. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months' purchases.

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
(2)	Our distributors are obligated to pay us and this obligation is not contingent on the resale of our products
(3)	The distributor's obligation is unchanged in the event of theft or physical destruction or damage to the products
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

Approximately 8% of our sales for the nine months ended September 30, 2012 was made through value-added resellers based on purchase orders rather than formal distribution arrangements.  These value-added resellers have limited stock rotation rights.

The terms in a majority of our distribution agreements include the non-exclusive right to sell, and the agreement to use best efforts to promote and develop a market for, our products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months' notice. We provide a one year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of the Company's U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of September 30, 2012 and December 31, 2011 was $1.8 million and $1.0 million, respectively.

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

Accounting for Income Taxes.  ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carry forwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of both September 30, 2012 and December 31, 2011, we had a valuation allowance of $14.6 million attributable to management's determination that it is more likely than not that none of the deferred tax assets in the United States will be realized, except for certain deferred tax assets related to uncertain income tax positions. Should it be determined that all or part of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Based on certain assumptions described in Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements and the Liquidity and Capital Resources section of “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.9%	47.5%	47.1%	48.6%

Gross profit	53.1%	52.5%	52.9%	51.4%
Operating expenses:
Research and development	21.2%	22.2%	21.5%	22.2%
Selling, general and administrative	21.1%	19.4%	21.8%	20.2%
Litigation expense (benefit), net	(0.4% )	1.4%	(0.2% )	1.7%

Total operating expenses	41.9%	43.0%	43.1%	44.1%

Income from operations	11.2%	9.5%	9.8%	7.3%
Interest income and other, net	0.3%	0.0%	0.4%	0.2%

Income before income taxes	11.5%	9.5%	10.2%	7.5%
Income tax provision (benefit)	1.0%	(0.8% )	0.8%	0.3%

Net income	10.5%	10.3%	9.4%	7.3%

Revenue

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Revenue	$56,508	$52,962	6.7%	$165,599	$149,058	11.1%

Revenue for the three months ended September 30, 2012 was $56.5 million, an increase of $3.6 million, or 6.7%, from $53.0 million for the three months ended September 30, 2011. This increase was primarily due to increased demand for our DC to DC converters. Revenue from our DC to DC converters was $49.7 million, an increase of $4.8 million, or 10.6% over same period in 2011 primarily due to increased demand for our DCDC, Mini-Monster and CLS products. Sales of our lighting control products for the three months ended September 30, 2012 were down by 15.3% compared to the same period in 2011 primarily due to reductions in demand for our WLED products.

Revenue for the nine months ended September 30, 2012 was $165.6 million, an increase of $16.5 million, or 11.1%, from $149.1 million for the nine months ended September 30, 2011. This increase was primarily due to increased demand for our DC to DC converters partly offset by a reduction in revenue from our lighting control products. Revenue from our DC to DC converters was $145.2 million, an increase of $16.9 million, or 13.2% compared to the same period in 2011. The revenue increase in our DC to DC converter product line was primarily driven by increased demand for our DCDC, Mini-Monster, and CLS products, partly offset by reductions in revenue from our audio products. For the first nine months of 2012, sales of our lighting control products were down 1.9% year over year.

The following table illustrates changes in our revenue by product family:

	For the three months ended September 30,					For the nine months ended September 30,
	2012		2011*			2012		2011*
	(in thousands)	% of	(in thousands)	% of		(in thousands)	% of	(in thousands)	% of
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
DC to DC Converters	49,710	88.0%	$44,936	84.8%	10.6%	145,217	87.7%	$128,287	86.1%	13.2%
Lighting Control Products	6,798	12.0%	8,026	15.2%	(15.3)%	20,382	12.3%	20,771	13.9%	(1.9)%
	$56,508	100.0%	$52,962	100.0%	6.7%	$165,599	100.0%	$149,058	100.0%	11.1%

* 2011 Revenue associated with Audio Amplifiers has been included with DC to DC Converters to comform with current year presentation.

Cost of Revenue and Gross Margin

	For the three months ended September 30,			For the three months ended September 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Cost of Revenue (1)	$26,495	$25,148	5.4%	$78,004	$72,381	7.8%
Cost of revenue as a percentage of revenue	46.9%	47.5%	(1.3)%	47.1%	48.6%	(3.0)%
Gross Profit	$30,013	27,814		$87,595	76,677
Gross Margin	53.1%	52.5%		52.9%	51.4%
(1) Includes stock-based compensation expense	$112	$83		$325	$235

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross Profit as a percentage of revenue, or gross profit margin, was 53.1% for the three months ended September 30, 2012 and 52.5% for the three months ended September 30, 2011. Gross profit as a percentage of revenue, or gross profit margin, was 52.9% for the nine months ended September 30, 2012 and 51.4% for the nine months ended September 30, 2011. The 0.6 percentage point increase in gross profit margin for the three months ended September 30, 2012 was primarily due to cost efficiencies and better product mix offset by higher relative costs for inventory reserves and warranty reserves compared to the same period in 2011. The 1.5 percentage point increase in gross profit margin for the nine months ended September 30, 2012 was primarily due to cost efficiencies, higher absorption of in-house test manufacturing overhead on higher revenue, and a better product mix offset by higher relative costs for inventory reserves, compared to the same period in 2011.

Research and Development

	For the three months ended September 30,			For the three months ended September 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Research and development (“R&D”) (1)	$11,967	$11,792	1.5%	$35,553	$33,115	7.4%

R&D as a percentage of revenue	21.2%	22.2%		21.5%	22.2%

(1) Includes stock-based compensation expense	$1,465	$1,576		$4,255	$4,553

R&D expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs. R&D expenses were $12.0 million or 21.2% of revenue, for the three months ended September 30, 2012 and $11.8 million, or 22.2% of revenue, for the three months ended September 30, 2011. R&D expenses were $35.6 million or 21.5% of revenue, for the nine months ended September 30, 2012 and $33.1 million, or 22.2% of revenue, for the nine months ended September 30, 2011. R&D expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 due to costs associated with new product development. R&D expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 due to an increase in personnel-related costs, an increase in facilities costs related to moving expenses associated with our new headquarter location and an increase in costs associated with new product development. Our R&D headcount as of September 30, 2012 was 388 employees as compared to 380 employees as of September 30, 2011.

Selling, General and Administrative

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Selling, general and administrative (“SG&A”) (1)	$11,955	$10,249	16.6%	$36,088	$30,082	20.0%

SG&A as a percentage of revenue	21.1%	19.4%		21.8%	20.2%

(1) Includes stock-based compensation expense	$2,605	$1,715		$6,746	$5,248

SG&A expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements. SG&A expenses were $12.0 million, or 21.1% of revenue, for the three months ended September 30, 2012 and $10.2 million, or 19.4% of revenue for the three months ended September 30, 2011. SG&A expenses were $36.1 million, or 21.8% of revenue, for the nine months ended September 30, 2012 and $30.1 million, or 20.2% of revenue, for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, SG&A expenses increased year over year due to an increase in personnel-related costs, stock-based compensation expense, professional services fees and sales commission on higher revenue compared to the same period in 2011. Our SG&A headcount as of September 30, 2012 was 251 employees as compared to 241 employees as of September 30, 2011.

Litigation Expense (Benefit), net

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011		2012	2011
	(in thousands)		Change	(in thousands)		Change
Litigation expense (benefit), net	$(229)	$722	(131.7)%	$(345)	$2,474	(113.9)%

Litigation expense (benefit), net, as a percentage of revenue	-0.4%	1.4%		-0.2%	1.7%

Litigation expense (benefit), net, was ($0.2) million, or (0.4%) of revenue, for the three months ended September 30, 2012 compared to $0.7 million, or 1.4% of revenue for the three months ended September 30, 2011. Litigation expense (benefit), net, was ($0.3) million or (0.2%) of revenue for the nine months ended September 30, 2012 compared to $2.4 million, or 1.7% of revenue for the nine months ended September 30, 2011. This decrease was primarily due to lower litigation spending in 2012 compared to the same period in 2011 plus the benefit of payments received under a settlement and license agreement for the three and nine months ended September 30, 2012. In December 2011, we entered into a settlement agreement with Silergy for infringement of our patent whereby we will receive a total of $2 million which will be paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in the first two quarters of 2013. For the three and nine months ended September 30, 2012, we received payments of $0.3 million and $0.9 million, respectively, which were recorded as credits to litigation expense (benefit), net, in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2011, we incurred legal expenses primarily to recover attorneys' fees from O2Micro relating to our lawsuits involving O2Micro, which were resolved in the second quarter of 2010. Compared with 2011, litigation expenses for the quarter and year to date have decreased as a result of MPS being party to fewer material legal actions.

Income Tax Provision The income tax provision for the three and nine months ended September 30, 2012 was $0.6 million or 8.6% of the Company's income before income taxes and $1.4 million, or 8.3% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company's foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and restricted stock units vested. The income tax provision (benefit) for the three months ended September 30, 2011 was ($0.4) million or (8.3%) of our income before income taxes. The income tax provision for the nine months ended September 30, 2011 was $0.4 million or 3.3% of the pre-tax income. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit we realized as a result of restricted stock units vested.

Liquidity and Capital Resources

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$78,247	$96,371
Short-term investments	107,279	77,827
Total cash, cash equivalents and short-term investments	$185,526	$174,198
Percentage of total assets	58.8%	63.6%

Total current assets	$242,568	$211,505
Total current liabilities	(24,864)	(26,070)
Working Capital	$217,704	$185,435

As of September 30, 2012, we had cash and cash equivalents of $78.2 million and short-term investments of $107.3 million compared with cash and cash equivalents of $96.4 million and short-term investments of $77.8 million as of December 31, 2011. For the nine months ended September 30, 2012, cash and cash equivalents decreased by $18.1 million primarily due to investment in short-term securities and cash used to pay for the cost of building improvements at our new headquarters located in San Jose, California. We have financed our operations primarily with proceeds from cash generated from operating activities, proceeds from the exercise of stock options and proceeds from the issuance of shares through the Company's employee stock purchase plan. As of September 30, 2012, $49.4 million of the $78.2 million of cash and cash equivalents and $17.0 million of the $107.3 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of September 30, 2012, we had working capital of $217.7 million compared with working capital of $185.4 million as of December 31, 2011. The $32.3 million increase in working capital since December 31, 2011 was due to a $31.1 million net increase in current assets and a $1.2 million net decrease in current liabilities. The increase in current assets was primarily due to an increase in total cash, cash equivalents and short-term investments and an increase in inventories. In addition, accounts receivable increased reflecting a change in the timing of shipments during the quarter relative to the fourth quarter of 2011. The decrease in current liabilities was primarily due to a decrease in accrued compensation and related benefits offset by an increase in accounts payable.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities for the periods presented:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	13,450	30,419
Cash provided by (used in) investing activities	(46,622)	46,412
Cash provided by (used in) financing activities	14,920	(32,220)
Effect of exchange rate changes on cash and cash equivalents	128	351
Net increase (decrease) in cash and cash equivalents	(18,124)	44,962

For the nine months ended September 30, 2012, net cash provided by operating activities was $13.5 million primarily reflecting the cash contribution from our operating results and an increase in accounts payable partially offset by increases in both inventories and accounts receivable. The increase in accounts receivable resulted in large measure from the timing of shipments relative to the fourth quarter of 2011, for which collections have not been made. The growth in accounts payable was largely in support of both the building improvements for our new headquarters and inventory purchases. For the nine months ended September 30, 2011, net cash provided by operating activities was $30.4 million. Net cash provided by operating activities decreased by $17.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a $23.1 million increase in working capital requirements for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily due to increase in inventories and an increase in accounts receivable reflecting a change in the timing of shipments during the quarter relative to the fourth quarter of 2011. This was offset by improved operating results year over year and an increase in accounts payable due to 2012 investments in building improvements for our new headquarters and inventory purchases.

For the nine months ended September 30, 2012, net cash used in investing activities was $46.6 million, primarily related to investment in short-term securities and investment in building improvements at our new headquarters location in San Jose, California. For the nine months ended September 30, 2011, net cash provided by investing activities was $46.4 million, primarily related to the redemption of short-term investments to fund our stock repurchase program and the purchase of our headquarters in San Jose, California. This was partially offset by the purchase of our San Jose headquarters and purchases of equipment and software.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities, auction-rate securities and highly rated corporate notes and commercial paper. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

We adopted the provisions of ASC 320-10-35 Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC 320-10-50 Investments – Debt and Equity Securities – Overall - Disclosure, effective April 1, 2009 and used the guidelines therein to determine whether the impairment was temporary or other-than temporary. Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within equity and have no impact on net income. Other-than-temporary impairment charges exist when the entity has the intent to sell the security, it will more likely than not be required to sell the security before its anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in interest income and other, net in the Condensed Consolidated Statement of Operations.

At September 30, 2012, our investment portfolio included $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $0.52 million; of which, $0.49 million was temporary and $0.03 million was other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was other-than-temporary. The underlying maturities of these auction-rate securities are up to 35 years. As of September 30, 2012 and December 31, 2011 the portion of the impairment classified as temporary was based on the following analysis:

1.	The decline in the fair value of these securities is not attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;
2.	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

3.	Management believes that it is more likely than not that we will not have to sell these securities before recovery of its cost basis;
4.

Except for the credit loss of $70,000 recognized in year ended December 31, 2009 for our holdings in auction rate securities described below, we do not believe that there is any additional credit loss associated with other auction-rate securities because we expect to recover the entire amortized cost basis;

5.

A face value of $6.0 million of the auction-rate securities remain AAA rated and the face value of $6.3 million of the auction rate securities having been downgraded by Moody's to A3-Baa3 during the year ended December 31, 2009, have not been downgraded since; and

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and

7.	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by us in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, we evaluated the potential credit loss of each of the auction-rate securities that are currently held by us. Based on such analysis, we determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. Our portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. We therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that we were receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which we deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since. During the nine months ended September 30, 2012, we were able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in other expense in its Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2011 and September 30, 2012, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	September 30, 2012	December 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium and depending on the credit-rating of the security)	2.4% - 7.2%	3.1% - 7.9%

From the fourth quarter of 2011 to the third quarter of 2012, we kept the time-to-liquidity constant at 2.0 years. We sold $2.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.2 million. This reduced the overall impairment from $0.7 million at December 31, 2011 to $0.5 million at September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $14.9 million, primarily from the proceeds from the exercise of stock options in the amount of $12.2 million and proceeds from the employee stock purchase plan of $1.9 million. Net cash used in financing activities for the nine months ended September 30, 2011 was $32.2 million, primarily due to stock repurchases in the amount of $38.5 million, which was partially offset by the proceeds from the exercise of stock options in the amount of $4.3 million and proceeds from the employee stock purchase plan of $1.8 million.

On July 27, 2010, we announced that our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock between August 2, 2010 and December 31, 2011. In February 2011, our Board of Directors approved an increase from $50.0 million to $70.0 million. From August 2010 through June 2011, we repurchased 4,385,289 shares for a total of $70.0 million. During the nine months ended September 30, 2011, the following shares were repurchased through the open market and subsequently retired:

		Average Price Per
2011 Calendar Year	Shares Repurchased	Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

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

Contractual Obligations and Off Balance Sheet Arrangements

In May 2012, we moved from our previous headquarters in San Jose, California to our current Company-owned headquarters also located in San Jose, California.

Certain of our facility leases provide for periodic rent increases. In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. We have the option to acquire this facility in Chengdu after a five-year lease term for approximately $1.8 million which consists of total construction costs incurred minus total rent paid by us during the lease term. This option became exercisable in March 2011. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

We also lease our sales offices in Japan, China, Taiwan, and Korea.

As of September 30, 2012, our total outstanding purchase commitments were $15.7 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $18.6 million as of December 31, 2011.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 12, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012. During the nine months ended September 30, 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are parties to actions and proceedings incident to the Company's business in the ordinary course of business, including litigation regarding its shareholders, a former employee and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company's products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys' fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. O2 Micro filed an appeal against this judgment.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company's patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $0.3 million in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three and nine months ended September 30, 2012, the Company received the $0.3 million and $0.9 million payments, respectively, which were recorded as credits to litigation expense (benefit) in the Condensed Consolidated Statements of Operations.

Linear

On August 12, 2012, the United States Court of Appeal for the Federal Circuit issued an order affirming the judgment issued by the United States District Court of District Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys' fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. On October 5, 2012, the Company received a payment of $2.3 million from Linear. The Company is seeking reimbursement of additional attorney fees in the amount of $0.2 million in connection with the cost of defending the appeal. As of September 30, 2012, the Company did not record this as income as the cash was not received.

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.  These risks, which have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	our results of operations and financial performance;

●	general economic, industry and global market conditions;

●	whether our forward guidance meets the expectations of our investors;

●	the depth and liquidity of the market for our common stock;

●	developments generally affecting the semiconductor industry;

●	commencement of or developments relating to our involvement in litigation;

●	investor perceptions of us and our business strategies;

●	changes in securities analysts' expectations or our failure to meet those expectations;

●	actions by institutional or other large stockholders;

●	terrorist acts or acts of war;

●	actual or anticipated fluctuations in our results of operations;

●	developments with respect to intellectual property rights;

●	announcements of technological innovations or significant contracts by us or our competitors;

●	introduction of new products by us or our competitors;

●	our sale of common stock or other securities in the future;

●	conditions and trends in technology industries;

●	changes in market valuation or earnings of our competitors;

●	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

●	our ability to increase our gross margins; and

●	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

●	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

●	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

●	adverse general economic conditions in the countries where our products are sold or used;

●	the timing of developments and related expenses in our litigation matters;

●	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

●	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

●	increases in assembly costs due to commodity price increases, such as the price of gold;

●	the timing of new product introductions by us and our competitors;

●	the acceptance of our new products in the marketplace;

●	our ability to develop new process technologies and achieve volume production;

●	our ability to meet customer product demand in a timely manner;

●	the scheduling, rescheduling, or cancellation of orders by our customers;

●	the cyclical nature of demand for our customers' products;

●	an increase in stock rotation reserves;

●	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

●	inventory levels and product obsolescence;

●	seasonality and variability in the computer, consumer electronics, and communications markets;

●	the availability of adequate manufacturing capacity from our outside suppliers;

●	increases in prices for finished wafers due to general capacity shortages;

●	the potential loss of future business resulting from current capacity issues;

●	changes in manufacturing yields;

●	movements in exchange rates, interest rates or tax rates; and

●	determining the probability of accounting charges associated with performance-based equity awards granted to our employees

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

Our business has been and may continue to be significantly impacted by the deterioration in worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession experienced by the U.S. and other economies around the world, as well as the European sovereign debt crisis, the overall demand for electronics has been and may continue to be adversely affected. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

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

For example, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our full year revenue in 2011, our year to date revenue in 2012 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the quarter ended September 30, 2012, approximately 88% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

●	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

●	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

●	currency exchange rate fluctuations impacting intra-company transactions;

●	transportation delays;

●	changes in tax regulations in China that may impact our tax status in Chengdu;

●	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

●	international political relationships and threats of war;

●	terrorism and threats of terrorism;

●	epidemics and illnesses;

●	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

●	work stoppages related to employee dissatisfaction;

●	economic, social and political instability;

●	changes in import/export regulations, tariffs, and freight rates;

●	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

●	enforcing contracts generally; and

●	less effective protection of intellectual property and contractual arrangements.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. For the quarter ended September 30, 2012, sales to our largest two distributors accounted for approximately 35% of our total revenue. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer's or OEM's significant program or product could reduce our revenue and adversely affect our operations and financial condition.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers' end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers' ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. Specifically, in the fourth quarter of 2010, demand was lower because distributors used up inventory that was shipped in the third quarter. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers' demand, our shipments to and orders from our customers may vary significantly on a quarterly basis.

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

While certain aspects of our relationship with these suppliers are contractual, many important aspects of this relationship depend on our suppliers' continued cooperation and our management relationships. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

All of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products.  In addition, events such as the recent global economic crisis may materially impact our assembly supplier's ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

There may be unanticipated costs associated with adding to or supplementing our third-party supplier's manufacturing capacity.

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

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier's capacity.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company's allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment , if the IRS were to prevail on all matters in dispute, would result in potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS is raising the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. The IRS also audited and proposed adjustments on the research and development credits generated in years 2005 through 2007. On March 20, 2012, we received an examination report from the IRS, commonly referred to as a “30-day letter”, formally proposing adjustments to the taxable years 2005, 2006 and 2007. In May 2012, a formal protest to the IRS proposed adjustments was filed. There is no expected timeframe for us to receive feedback from the IRS. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, as of September 30, 2012 we believe that it is more-likely-than-not the tax positions we have taken will be sustained upon the resolution of our audits resulting in no material impact on our consolidated financial position and the results of operations and cash flows. As of September 30, 2012, the IRS has requested for, and the Company has agreed to, an extension of the statute of limitation for taxable years 2005, 2006 and 2007. The French subsidiary of the Company is currently under audit for taxable years 2009 and 2010. The Company is in the process of responding to the questions raised by the tax authority. Aside from U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

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

If we are unsuccessful in legal proceedings brought against us or any of our competitors, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys' fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time we are party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products or our products or our customers' accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition be adversely affected. Further, if we are not successful in any of our intellectual property defenses, our financial condition could be adversely affected and our business could be harmed. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could distract management's focus on our operations and adversely affect our business.

We will continue to vigorously defend and enforce our intellectual property rights around the world, especially as it relates to patent litigation.

From time to time, we are faced with having to defend our intellectual property rights throughout the world. Should we become engaged in such proceedings, it could divert management's attention from focusing on and implementing our business strategy. Further, should we not be successful in any of our intellectual property enforcement actions, our revenue may be affected and our business could be harmed.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees' commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. We intend to continue to protect our proprietary technology, including through patents. However, there can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The downgrade of the credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could affect global and domestic financial markets, which may affect our business, financial condition and liquidity.

Although a downgrade of long-term sovereign credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. Management will continue to monitor the situation and there could be future changes in capital requirements or a rebalancing of investment portfolios in response to management's assessment of the related risk weightings. At this time, however, U.S. treasuries continue to trade in active markets, and the yield curve on U.S. treasuries remains an appropriate basis for determining risk-free rates.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At September 30, 2012, the Company's investment portfolio included $11.8 million, net of impairment charges of $0.5 million, in government-backed student loan auction-rate securities. As of that date, $12.3 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

Based on certain assumptions described in Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements and the Liquidity and Capital Resources section of “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

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

The price and availability of commodities (e.g., gold, platinum, copper and silicon) may adversely impact our ability to deliver our products in a timely and cost-effective manner and may adversely affect our business and results of operations.

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

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. Should the value of the renminbi continue to rise against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, because we collect payments from all customers in U.S. dollars, fluctuations in the value of foreign currencies could have an adverse impact on our customers' business, which could negatively impact our business and results of operations.

We and our manufacturing partners are or will be subject to extensive Chinese government regulation, and the benefit of various incentives from Chinese governments that we and our manufacturing partners receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

Most of our manufacturing partners are located in China. In addition, we have established a facility in China, initially for the testing of our ICs. The Chinese government has broad discretion and authority to regulate the technology industry in China. China's government has implemented policies from time to time to regulate economic expansion in China. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

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

If we are unable to maintain our testing facility in China at fully operational status with qualified workers, appropriate manufacturing controls and reasonable cost levels, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons including:

●	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

●	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

●	our products must be designed into a customer's product or system; and

●	the development and commercial introduction of our customers' products incorporating new technologies frequently are delayed.

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

Our success depends on our investment of significant amount of resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 21.2% and 22.2% for the three months ended September 30, 2012 and 2011, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt or contingent liabilities, and/or incur impairment charges related to goodwill or other intangibles. Such actions by us could impact our operating results and/or the price of our common stock.

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

To the extent we are successful in completing strategic acquisitions, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

●	unexpected losses of key employees or customers of the acquired companies or businesses;

●	conforming the acquired company's standards, processes, procedures and controls with our operations;

●	coordinating new product and process development;

●	hiring additional management and other critical personnel;

●	increasing the scope, geographic diversity and complexity of our operations;

●	difficulties in consolidating facilities and transferring processes and know-how;

●	other difficulties in the assimilation of acquired operations, technologies or products;

●	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

●	our inability to commercialize acquired technologies;

●	the need to take impairment charges or write-downs with respect to acquired assets and technologies

●	the risk that the future business potential as projected is not realized and as a result, we may be required to take a charge to earnings that would impact our profitability;

●	diversion of management's attention from other business concerns; and

●	adverse effects on existing business relationships with customers.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of September 30, 2012. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

We have a sales facility in Japan, which is located in a seismically active area, as evidenced by the March 2011 earthquake that was centered off the coast of Japan's Miyagi Prefecture. While there was no damage to our facilities as a result of the earthquake, our customers may have experienced disruptions in their supply chains that may impact our revenue in future quarters. Additional earthquakes in the region may have a more significant impact longer term, which could affect our results of operations and financial conditions.

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

Dated: November 5, 2012
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