Form 10-K
period 2012-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2013-03-05
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2012 was 34,820,281.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2012 was $19.85.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2012 was $383,762,611.*

There were 36,501,530 shares of the registrant’s common stock issued and outstanding as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2012.

*
Excludes 15,487,152 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2012.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.
TABLE OF CONTENTS

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China.

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of auction-rate securities on our liquidity and capital resources,

•	the application of our products in the Communications, Computing, Consumer and Industrial markets continuing to account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2013,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax return for the tax years ended December 31, 2005 through 2007,

•	the percentage of our total revenue from various market segments, and

•	the factors that differentiate us from our competitors.

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

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems is a fabless semiconductor company that designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. We combine advanced process technology with our highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters and Lighting Control Products. Our products are used extensively in computing and network communications products, flat panel TVs, set top boxes and a wide variety of consumer and portable electronics products, automotive and industrial markets. We partner with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels. Founded in 1997 and headquartered in San Jose, California, we have expanded our global presence with offices in Taiwan, China, Korea and Japan, which operate under MPS International, Ltd. We have marketing representatives in Europe and Singapore.

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

Products and Applications

We currently have two primary product families that address multiple applications within the computing, consumer electronics, communications, and industrial/automotive markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

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

Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigation systems, and LCD televisions. Backlighting solutions are typically either white light emitting diode (“WLED”) lighting sources or cold cathode fluorescent lamps (CCFL). WLED lighting control ICs step-up or step-down a DC voltage, or convert from an AC line voltage supplied by the utility company (also called AC/DC Offline) and provide efficient precision power and protection to a LED string or to multiple LED strings. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products.

In addition to AC/DC offline solutions for lighting illumination applications, MPS also offers AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet.

We currently target our products at the consumer electronics, communications and computing markets, with the consumer market representing the largest portion of our revenue.

The following is a brief summary of our product family for various applications. For each of these applications, we are currently shipping products or have design wins, which are decisions by original equipment manufacturers, or OEMs, or original design manufacturers, or ODMs, to use our ICs:

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

We derive a majority of our revenue from the sales of our DC to DC converter IC product family to the consumer electronics, communications, computing and industrial markets.  In the future, we will continue to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, as well as expand our newer product families in battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of Greater China, expand our customer base and successfully secure manufacturing capacity.

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

As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of revenues in 2012, 27% of revenues in 2011 and 21% of revenue in 2010. No other customers accounted for more than 10% of revenues in any periods presented.

Current distribution agreements with several of our major distributors provide that each distributor shall have the non-exclusive right to sell and use its best efforts to promote and develop a market for our products. These agreements may be terminated by either us or the distributor generally up to three months’ notice.  These agreements provide that payment for purchases from us will generally occur within 30 to 45 days from the date of invoice.  In addition, we allow for limited stock rotation in certain agreements.

We have sales offices located in the United States, Taiwan, China, Korea, and Japan and have marketing representatives in Europe and Singapore. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because 89% of our revenue in 2012 was attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products.

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

Research and Development

We have assembled a qualified team of engineers in the United States and China with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and the development of proprietary semiconductor process technologies.

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

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of January 22, 2013, we had approximately 893 patents issued and pending, of which 133 have been issued in the United States. Our U.S. issued patents are scheduled to expire at various times through December 2031 and our other issued patents are scheduled to expire at various times through December 2032. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. In April 2008, we entered into a patent license agreement with another integrated circuit company, which is a value-added reseller, pursuant to which we have granted this company a license (with certain limited sublicense rights) under certain of our patents to make, use, and sell certain of this company’s own integrated circuit products for a period of two years, with an automatic renewal for successive one year periods, unless either party terminates, and for which this company is obligated to pay us royalties based on sales of those products. In October 2012, we renewed this patent license agreement with same terms and conditions, which will remain in effect until terminated by either party with prior written notice. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

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

We currently contract with three suppliers to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent for final testing primarily at our Chengdu facility prior to shipping to our customers.

We do not use conflict minerals, as defined in Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, that originated in the Democratic Republic of the Congo in the manufacturing of our products.

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. Following the five-year lease term, we now have an option to acquire the facility in Chengdu for approximately $1.8 million which consists of total construction costs incurred minus total rent paid by us during the lease term. This option became exercisable in March 2011. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. Furthermore, we are continuing to expand our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2012, we employed 993 employees located in the United States, Taiwan, China, Japan, Korea, Europe and Singapore.

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

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 79 Great Oaks Boulevard, San Jose CA 95119. Our telephone number is (408) 826-0600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of March 1, 2013 are as follows:

Name	Age	Position
Michael R. Hsing	53	President, Chief Executive Officer, and Director
Meera P. Rao	52	CFO and Principal Financial and Accounting Officer
Deming Xiao	50	President of MPS Asia Operations
Maurice Sciammas	53	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	42	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Meera P. Rao has served as our Chief Financial Officer since January 2011. Ms. Rao joined us in January 2009 and served as our Vice President of Finance and Corporate Controller. Prior to joining MPS, she was the principal in her own consulting practice, working with various semiconductor companies, including MPS, where she set up our business operations in Chengdu, China in 2006.  Ms. Rao has more than 20 years of experience with semiconductor and high technology companies and has held various senior executive positions, including CFO of Integration Associates, Vice President of Finance and Interim CFO at Atrica, Vice President of Finance at Raza Foundries, Corporate Controller and Interim CFO at nVIDIA, as well as various positions at Advanced Micro Devices (AMD).  Ms. Rao is a CPA and holds an MBA from the University of Rochester.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEM’s, ODM’s, distributors and value-added resellers;

•	changes in product mix;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	the fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from current capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	determining the probability of accounting charges associated with performance based equity awards granted to our employees.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

•	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

•	changes in revenue mix between OEM’s, ODM’s, distributors and value-added resellers;

•	changes in product mix;

•	changes in revenue mix between end market segments (i.e. Communication, Computing, Consumer and Industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	determining the probability and magnitude of stock compensation accounting charges; and

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

For example, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue particularly in 2011 and may continue to impact our revenue in future periods. If we are unable to find alternative sources of revenue to offset this lost revenue, our profitability may be impacted, which could materially and adversely affect our stock price and results of operations.

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

Historically, the semiconductor industry has been highly cyclical and, at various times, in particular since 2008, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. These conditions could have a material adverse effect on our operating results, financial condition and cash flows.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the computer, consumer electronics, communications and industrial markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2012, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographical concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers for a significant percentage of our revenues.

Historically, we have generated most of our revenues from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of revenue in 2012, 27% of revenue in 2011 and 21% of revenue in 2010. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of our total revenue for the year ended December 31, 2012. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us.  As a result, this lack of capacity has at times, such as in 2010, constrained our product sales and revenue growth.  In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline.  In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations.

For example, due to lack of capacity, which resulted in product shortages in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue in 2011 and 2012 and may continue to impact our revenue in future periods. If we are faced with capacity issues similar to what we experienced in 2010, our product sales and revenue may be further impacted, which could materially and adversely affect our business and results of operations.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, or testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in bringing new foundry operations online to meet increased product demand; and

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities.  Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment, if the IRS were to prevail on all matters in dispute, would result in  potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We are contesting these proposed adjustments vigorously. In February 2012, we received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any.  We responded to the IRS Revised NOPA in May 2012, but have not yet received a response from the IRS.

The IRS also audited the research and development credits carried forward into year 2005 and the credits generated in the years 2005 through 2007. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in year 2005 through 2007 and the carryforwards, which would then reduce the value of such credits carried forward to subsequent tax years.

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. As of December 31, 2012, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

The French subsidiary of the Company is currently under audit for taxable years 2009 and 2010. The Company is in the process of responding to the questions raised by the tax authority. We do not believe the resolution of the audits will result in a significant impact on our consolidated financial position, results of operations and cash flows. Aside from U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days, became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At December 31, 2012, the Company’s investment portfolio included $11.8 million, net of impairment charges of $0.5 million, in government-backed student loan auction-rate securities. As of that date, $12.3 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

Based on certain assumptions described in Note 2, “Fair Value Measurements”, to our consolidated financial statements and the Liquidity and Capital Resources section of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

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

We have a testing facility in China that began operations in 2006. In addition to the risks discussed elsewhere in this annual report on Form 10-K, we face the following risks, among others, with respect to our testing facility in China:

•	inability to hire and maintain a qualified workforce;

•	inability to maintain appropriate and acceptable manufacturing controls; and.

•	higher than anticipated overhead and other costs of operation.

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

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 22.8% and 22.7% for the year ended December 31, 2012 and 2011, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

To the extent we are successful in completing strategic acquisitions, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

•	the risk that the future business potential as projected is not realized and as a result, we may be required to take a charge to earnings that would impact our profitability;

•	the need to take impairment charges or write-downs with respect to acquired assets and technologies;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 17% of our outstanding common stock as of December 31, 2012. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Major earthquakes or other natural disasters and resulting systems outages may cause us significant losses.

Our corporate headquarters, the production facilities of our third-party wafer suppliers, our IC testing facility, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operating locations are currently in San Jose, California and Chengdu, China. Up until May 2012, we were leasing approximately 55,110 square feet in San Jose, which served as our corporate headquarters, as well as our sales and research and development center. Certain test procedures and manufacturing also took place in our San Jose facility. The landlord exercised their right to terminate the lease which required us to seek new headquarters facility before May 1, 2012 deadline.

In 2011, we purchased a property located at 79 Great Oaks Boulevard in San Jose, CA, to be used as our corporate headquarters and sales offices. Such property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. Based on information provided by a third party valuation, the $11.0 million purchase price for the property was allocated as follows: $5.0 million attributed to the building and $6.0 million attributed to the land. The Company invested an additional $7.7 million in building improvements. We moved into our new headquarters and started to depreciate the building in May 2012.

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

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $0.3 million in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the year ended December 31, 2012, the Company received payments totaling $1.2 million, which were recorded as credits to litigation expense (benefit) in the Consolidated Statements of Operations.

Linear

On August 12, 2012, the United States Court of Appeals for the Federal Circuit issued an order affirming the judgment issued by the United States District Court for the District of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. During the fourth quarter of 2012, the Company received a payment from Linear of $2.3 million plus $0.2 million reimbursement of additional attorney fees in connection with the cost of defending the appeal, which was recorded as a credit to litigation expense (benefit) in the Consolidated Statements of Operations.

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

2012	High	Low
Fourth quarter ended December 31, 2012	$22.38	$17.17
Third quarter ended September 30, 2012	$23.07	$17.07
Second quarter ended June 30, 2012	$22.40	$17.70
First quarter ended March 31, 2012	$19.91	$14.58

2011
Fourth quarter ended December 31, 2011	$15.61	$9.49
Third quarter ended September 30, 2011	$15.64	$10.16
Second quarter ended June 30, 2011	$18.56	$13.41
First quarter ended March 31, 2011	$17.12	$12.95

Holders of Our Common Stock

As of February 20, 2013, there were 16 registered holders of record of our common stock.

Dividend Policy

On December 11, 2012, our Board declared MPS’s first ever cash dividend of $1.00 per share to stockholders of record as of December 21, 2012. The cash dividend was paid on December 28, 2012 and totaled approximately $35.7 million. Other than this dividend, we have not paid cash dividends on our common stock since our inception. We currently do not anticipate paying any further cash dividends in the future.

Performance of Our Common Stock

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S & P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on December 31, 2007 and its relative performance is tracked through December 31, 2012.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2012.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)

Revenue	$213,813	$196,519	$218,840	$165,008	$160,511
Cost of revenue (1)	100,665	94,925	97,383	67,330	61,184

Gross profit	113,148	101,594	121,457	97,678	99,327
Operating expenses:
Research and development (2)	48,796	44,518	44,372	38,295	34,850
Selling, general and administrative (3)	50,018	40,280	41,169	36,752	35,256
Litigation expense (benefit), net	(2,945)	3,379	5,418	9,457	6,714
Patent litigation settlement (provision reversal)	-	-	-	(6,356)	-

Total operating expenses	95,869	88,177	90,959	78,148	76,820

Income from operations	17,279	13,417	30,498	19,530	22,507
Interest income and other, net	611	309	922	618	2,935

Income before income taxes	17,890	13,726	31,420	20,148	25,442
Income tax provision	2,134	425	1,857	474	1,216

Net income	$15,756	$13,301	$29,563	$19,674	$24,226

Basic net income per share	$0.45	$0.39	$0.83	$0.57	$0.72
Diluted net income per share	$0.43	$0.38	$0.78	$0.54	$0.67
Weighted average common shares outstanding:
Basic	34,871	34,050	35,830	34,310	33,509
Diluted	36,247	35,160	37,826	36,634	36,120

(1) Includes stock-based compensation expense	$510	$312	$393	$246	$344
(2) Includes stock-based compensation expense	6,922	5,909	6,742	6,408	5,821
(3) Includes stock-based compensation expense	11,220	6,905	9,675	7,957	6,993
Total stock-based compensation expense	$18,652	$13,126	$16,810	$14,611	$13,158

Consolidated Balance Sheet Data:

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)

Cash and cash equivalents	$75,104	$96,371	$48,010	$46,717	$83,266
Short-term investments	85,521	77,827	129,709	118,914	21,922
Long-term investments	11,755	13,675	19,180	19,445	37,425
Restricted cash	-	-	-	-	7,360
Working capital	190,841	185,435	195,403	179,577	117,365
Total assets	287,162	273,867	281,603	241,821	195,299
Long-term tax liabilities	5,408	4,920	5,015	4,915	4,762
Common stock	194,079	159,336	178,269	175,518	147,298
Total stockholders' equity	258,294	242,877	246,895	212,957	164,645
Cash dividend per common share:
Declared	$1.00	$-	$-	$-	$-
Paid	$1.00	$-	$-	$-	$-

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this annual report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. We currently offer products that serve multiple markets, including consumer electronics, communications, computing (which includes storage) and industrial markets. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce additional new products within our existing product families, as well as in new product categories.

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

We derive most of our revenue from sales through distribution arrangements or direct sales to customers in Asia, where the components we produce are incorporated into an end-user product. For the years ended December 31, 2012 and 2011, 89% and 90%, respectively, of our revenue was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the consumer electronics, communications, computing (which includes storage) and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 91% of our distributor sales, including sales to our value-added resellers, for the year ended December 31, 2012 were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

Approximately 9% of our distributor sales for the year ended December 31, 2012 were made through small distributors primarily based on purchase orders. These distributors also have limited or no stock rotation rights.

Our revenue consists primarily of sales of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers, and we receive royalty revenue from third parties and value-added resellers.

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to our consolidated financial statements.  In the future, if we are unable to estimate our stock rotation returns accurately, we may not be able to recognize revenue from sales to our distributors based on when we sell inventory to our distributors. Instead, we may have to recognize revenue when the distributor sells through such inventory to an end-customer.

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

The terms in a majority of our distribution agreements include the non-exclusive right to promote, develop a market for, and sell our products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months’ notice. We provide a one year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred income balance from these two distributors as of December 31, 2012 and 2011 was $1.4 million and $0.9 million, respectively.

Inventory Valuation. We value our inventory at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value.  We write down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if market conditions are more favorable, inventory may be sold that was previously reserved.

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

As of December 31, 2012 and 2011, we had a valuation allowance of $12.5 million and $14.6 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As a result of the cost sharing arrangements with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the U.S. entity. Because of the U.S. entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the U.S. deferred tax benefits will not be realized.

In November 2012, California taxpayers voted in favor of mandating the use of a single sales factor for California state apportionment, effective for tax years beginning on or after January 1, 2012. As a result of this law change that happened, our California deferred tax assets were revalued down. As we have a valuation allowance against our U.S. deferred tax assets, this revaluation of our California deferred tax assets did not impact income tax expense.

The Company incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation under the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. The amount of stock-based compensation that the Company recognizes is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Fair Value of Financial Instruments. ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories, as follows:

Level 1: Quoted prices in active markets for identical assets;

Level 2: Significant other observable inputs; and

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

Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in our consolidated balance sheet and in our consolidated statement of comprehensive income. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary.

We followed the guidelines of ASC 320 in determining if the impairment is temporary or other-than-temporary (“OTTI”). During the year ended December 31, 2012, we were able to redeem a security at face value for which an OTTI of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest income and other, net, in our Consolidated Statement of Operations.

Based on certain assumptions described in Note 2, “Fair Value Measurements” to our consolidated financial statements and the Liquidity and Capital Resources section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Recently Adopted and New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirement for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company is evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

Results of Operations

The table below shows the Consolidated Statements of Operations amounts (in thousands) and shows each as a percentage of revenue.

	Year ended December 31,
	2012		2011		2010
	(in thousands, except percentages)

Revenue	$213,813	100.0%	$196,519	100.0%	$218,840	100.0%
Cost of revenue	100,665	47.1	94,925	48.3	97,383	44.5
Gross profit	113,148	52.9	101,594	51.7	121,457	55.5

Operating expenses:
Research and development	48,796	22.8	44,518	22.7	44,372	20.3
Selling, general and administrative	50,018	23.4	40,280	20.5	41,169	18.8
Litigation expense (benefit), net	(2,945)	(1.4)	3,379	1.7	5,418	2.5
Total operating expenses	95,869	44.8	88,177	44.9	90,959	41.6

Income from operations	17,279	8.1	13,417	6.8	30,498	13.9
Interest income and other, net	611	0.3	309	0.2	922	0.5

Income before income taxes	17,890	8.4	13,726	7.0	31,420	14.4
Income tax provision	2,134	1.0	425	0.2	1,857	0.9

Net income	$15,756	7.4%	$13,301	6.8%	$29,563	13.5%

The following table shows our revenue by product family (amounts in thousands, except percentages):

	Year ended December 31,						Percent Change
Product Family	2012	% of Revenue	2011*	% of Revenue	2010*	% of Revenue	2012 to 2011 Change	2011 to 2010 Change
DC to DC Converters	$188,736	88.3%	$170,032	86.5%	$190,286	87.0%	11.0%	(10.6%)
Lighting Control Products	25,077	11.7%	26,487	13.5%	28,554	13.0%	(5.3%)	(7.2%)
Total	$213,813	100.0%	$196,519	100.0%	$218,840	100.0%	8.8%	(10.2%)

*	2011 and 2010 revenue associated with Audio Amplifiers has been included with DC to DC Converters to conform with current year presentation.

Revenue

Revenue for the year ended December 31, 2012 was $213.8 million, an increase of $17.3 million, or 8.8%, from $196.5 million for the year ended December 31, 2011. This increase was primarily due to increased demand for our DC to DC converters. Revenue from our DC to DC converters was $188.7 million, an increase of $18.7 million, or 11.0%, over the same period in 2011 primarily due to increased demand for our DC to DC converters, Mini-Monster and CLS products. Sales of our lighting control products for the year ended December 31, 2012 were down by 5.3% compared to the same period in 2011 primarily due to reductions in demand for our CCFL and WLED products.

Revenue for the year ended December 31, 2011 was $196.5 million, a decrease of $22.3 million, or 10.2%, from $218.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, the decrease in revenue from the same period last year was largely attributable to having lost certain DC to DC converters product customers in Korea as a lack of production capacity resulted in product shortages during 2010. Audio sales, which are reported in DC to DC converters beginning in 2012, were  $4.4 million for the year ended December 31, 2011, a decrease of $2.8 million from the same period in 2010 due to a change in product mix. The sales of our lighting control products were down for the year ended December 31, 2011 from the similar period in 2010 because of a reduction in the demand for our CCFL products, which was partially offset by increased sales of our WLED products.

Cost of Revenue and Gross Margin

	Year ended December 31,
	2012	2011	2010
	(in thousands, except percentages)
Cost of Revenue (1)	$100,665	$94,925	$97,383
Cost of revenue as a percentage of revenue	47.1%	48.3%	44.5%
Gross Profit	$113,148	$101,594	$121,457
Gross Margin	52.9%	51.7%	55.5%
(1) Includes stock-based compensation expense	$510	$312	$393

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross profit as a percentage of revenue, or gross margin, was 52.9% for the year ended December 31, 2012, compared to 51.7% for the year ended December 31, 2011. The increase in gross profit margin year-over-year was primarily due to lower inventory reserves and improved product mix compared to the same period in 2011.

Gross margin was 51.7% for the year ended December 31, 2011 and 55.5% for the year ended December 31, 2010. For the year ended December 31, 2011, gross margin declined between years as a result of declining average selling prices for certain of our products, unabsorbed test manufacturing costs and an increase in inventory reserves.

Research and Development

Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Year ended December 31,			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands, except percentages)
Research and development (“R&D”) (1)	$48,796	$44,518	$44,372	9.6%	0.3%
R&D as a percentage of revenue	22.8%	22.7%	20.3%
(1) Includes stock-based compensation expense	$6,922	$5,909	$6,742

R&D expenses were $48.8 million, or 22.8% of revenue, for the year ended December 31, 2012 and $44.5 million, or 22.7% of revenue, for the year ended December 31, 2011. R&D expenses increased year-over-year primarily due to an increase in cash and stock-based compensation expenses and an increase in expenses associated with increased new product development. Our R&D headcount as of December 31, 2012 was 388 employees, compared to 374 employees as of December 31, 2011.

R&D expenses were $44.5 million, or 22.7% of revenue, for the year ended December 31, 2011 and $44.4 million, or 20.3% of revenue, for the year ended December 31, 2010. For the year ended December 31, 2011, R&D expenses remained flat with the same period in 2010 due to lower stock-based compensation expenses. These were partially offset by an increase in cash compensation expenses and new product development expenses.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Year ended December 31,			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”) (1)	$50,018	$40,280	$41,169	24.2%	(2.2%)
SG&A as a percentage of net revenue	23.4%	20.5%	18.8%
(1) Includes stock-based compensation expense	$11,220	$6,905	$9,675

SG&A expenses were $50.0 million, or 23.4% of revenue, for the year ended December 31, 2012 and $40.3 million, or 20.5% of revenue, for the year ended December 31, 2011. SG&A expenses increased year-over-year primarily due to an increase in cash and stock-based compensation expenses, professional services fees and sales commission on higher revenue compared to the same period in 2011. Our SG&A headcount as of December 31, 2012 was 250 employees, compared to 238 employees as of December 31, 2011.

SG&A expenses were $40.3 million, or 20.5% of revenue, for the year ended December 31, 2011 and $41.2 million, or 18.8% of revenue, for the year ended December 31, 2010. For the year ended December 31, 2011, SG&A expenses decreased from the same period in 2010 due to lower stock-based compensation expenses. These were partially offset by an increase in cash compensation expenses.

Litigation expense (benefit), net

	Year ended December 31,			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands, except percentages)
Litigation expense (benefit), net	$(2,945)	$3,379	$5,418	(187.2%)	(37.6%)
Litigation expense (benefit), net, as a percentage of revenue	(1.4%)	1.7%	2.5%

Litigation benefit, net, was ($2.9) million, or (1.4%) of revenue, for the year ended December 31, 2012, compared to an expense of $3.4 million, or 1.7% of revenue, for the year ended December 31, 2011. The year-over-year decrease in litigation expense was primarily due to $3.7 million received in connection with settlements reached with Linear and Silergy. These payments were recorded as credits to litigation expense (benefit), net, in the Consolidated Statements of Operations. During the year ended December 31, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our lawsuits involving O2Micro, which were resolved in the second quarter of 2010. Compared with 2011, litigation expenses decreased as a result of us being party to fewer material legal actions.

Litigation expenses were $3.4 million, or 1.7% of revenue, for the year ended December 31, 2011, compared to $5.4 million, or 2.5% of revenue, for the year ended December 31, 2010. During the year ended December 31, 2011, we incurred legal expenses primarily to recover attorneys’ fees from O2Micro relating to our earlier lawsuits with them, which were resolved in the second quarter of 2010. During the year ended December 31, 2010, we incurred legal expenses primarily for the defense of those lawsuits. Overall, our litigation expense decreased as a result of us being party to fewer material legal actions.

For a more complete description of our current material litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 10 “Litigation” of Notes to Consolidated Financial Statements.

Interest Income and Other, Net

For the years ended December 31, 2012, 2011 and 2010, interest income and other, net, was $0.6 million, $0.3 million and $0.9 million, respectively. Interest income increased from 2011 to 2012 due to higher average cash and investment balances in 2012 as compared to 2011. Interest income decreased from 2010 to 2011 due to lower cash and investment balances in 2011, which resulted from stock repurchase activity and the purchase of our San Jose headquarters as well as interest rate declines year-over-year.

Income Tax Provision

The income tax provision for the year ended December 31, 2012 was $2.1 million or 11.9% of our income before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released.

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

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$75,104	$96,371
Short-term investments	85,521	77,827
Total cash, cash equivalents and short-term investments	$160,625	$174,198
Percentage of total assets	55.9%	63.6%

Total current assets	$214,301	$211,505
Total current liabilities	(23,460)	(26,070)
Working Capital	$190,841	$185,435

As of December 31, 2012, we had cash and cash equivalents of $75.1 million and short-term investments of $85.5 million compared with cash and cash equivalents of $96.4 million and short-term investments of $77.8 million as of December 31, 2011. The decrease of $21.3 million in cash and cash equivalents in 2012 compared to 2011 was primarily due to the $35.7 million cash dividend paid to common stockholders on December 28, 2012, investment in equipment and building improvements at our new headquarters located in San Jose, California and investment in short-term securities. These uses of cash were partially offset by cash generated from operating activities and proceeds from the exercise of stock options and purchases under our employee stock purchase plan. We have financed our operations primarily with cash generated from operating activities, proceeds received from the exercise of stock options and proceeds from the issuance of shares through our employee stock purchase plan. As of December 31, 2012, $43.8 million of the $75.1 million of cash and cash equivalents and $17.0 million of the $85.5 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of December 31, 2012, we had working capital of $190.8 million compared with working capital of $185.4 million as of December 31, 2011. The $5.4 million increase in working capital since December 31, 2011 was due to a $2.8 million net increase in current assets and a $2.6 million net decrease in current liabilities. The increase in current assets was primarily due to an increase in inventories, short-term investments and accounts receivable, which were partially offset by a reduction in cash and cash equivalents. The reduction in cash and cash equivalents was primarily due to the $35.7 million cash dividend paid to common stockholders on December 28, 2012, which was partially offset by cash generated from operating activities. In addition, accounts receivable increased primarily reflecting an increase in shipments. The decrease in current liabilities was primarily due to a decrease in accrued compensation and related benefits, which were partially offset by an increase in accounts payable.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities for the periods presented:

	December 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$24,912	$43,685	$48,494
Cash provided by (used in) investing activities	(26,837)	36,222	(33,751)
Cash used in financing activities	(19,553)	(31,975)	(14,047)
Effect of exchange rate changes on cash and cash equivalents	211	429	597
Net increase (decrease) in cash and cash equivalents	$(21,267)	$48,361	$1,293

For the year ended December 31, 2012, net cash provided by operating activities was $24.9 million, primarily due to cash contributed from our operating results during the year partially offset by increases in both inventories and accounts receivable. The increase in accounts receivable resulted in large measure from an increase in shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as finished goods to meet anticipated future demand.  Net cash provided by operating activities decreased by $18.8 million for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to a $27.8 million increase in working capital requirements for the year ended December 31, 2012 as compared to the same period in 2011 partially offset by cash provided by our operating results during the year 2012 compared to 2011. For the year ended December 31, 2011, net cash provided by operating activities was $43.7 million primarily reflecting cash generated from our operating results. For the year ended December 31, 2010, net cash provided by operating activities was $48.5 million primarily reflecting cash contributed from our operating results, partially offset by an increase in inventories to support the deliveries in the first quarter of 2011.

For the year ended December 31, 2012, net cash used in investing activities was $26.8 million in support of our investment in equipment, building improvements at our new headquarters located in San Jose, California and net purchases of short-term investments. For the year ended December 31, 2011, net cash provided by investing activities was $36.2 million as proceeds from the sale of short-term investments were used to fund our stock repurchase program and to purchase our corporate headquarters in San Jose, California. For the year ended December 31, 2010, net cash used in investing activities was $33.8 million reflecting the construction of and equipment purchases for our facilities in Chengdu and the net purchase of short-term investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities and auction-rate securities. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

We used the guidelines of ASC 320 to determine whether the impairment was temporary or other-than temporary.  During the year ended December 31, 2012, we were able to redeem a security at face value for which an OTTI of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest income and other, net, in our Consolidated Statement of Operations.

Our investment portfolio as of December 31, 2012 included $11.8 million, in government-backed student loan auction-rate securities, net of impairment charges of $0.52 million; of which, $0.49 million was temporary and $0.03 million was other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2011 of $13.7 million, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of December 31, 2012 and 2011, the portion of the impairment classified as temporary was based on the following analysis:

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
4.
Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for our holdings in auction rate securities described below, we do not believe that there is any additional credit loss associated with other auction-rate securities because we expect to recover the entire amortized cost basis;

5.	$6.3 million of the auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by us in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, we evaluated the potential credit loss of each of the auction-rate securities that are currently held by us. Based on such analysis, we determined that those securities that are not 100% Federal Family Education Loan Program (FFELPS) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. Our portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. We therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that we were receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which we deemed other-than-temporary and recorded in other expense in its Consolidated Statement of Operations during 2009. There have been no such losses since. During the year ended December 31, 2012, we were able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in interest income and other, net, in our Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2012 and December 31, 2011, we used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	December 31, 2012	December 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.5% - 7.3%, depending on the credit-rating of the security	3.1% - 7.9% depending on the credit-rating of the security

From December 31, 2011 to December 31, 2012, we kept the time-to-liquidity constant at 2.0 years. We sold $2.1 million in auction-rate securities at par and reversed the impairment related to these securities in the amount of $0.2 million. This reduced the overall impairment from $0.7 million at December 31, 2011 to $0.5 million at December 31, 2012.

Net cash used in financing activities for the year ended December 31, 2012 was $19.6 million primarily reflecting the $35.7 million cash dividend paid to common stockholders on December 28, 2012, partially offset by a combined $15.2 million of cash received from the exercise of stock options and proceeds from stock sold through our Employee Stock Purchase Plan. Net cash used in financing activities for the year ended December 31, 2011 was $32.0 million primarily reflecting $38.5 million of stock repurchases, which was partially offset by a combined $6.5 million of proceeds from the exercise of stock options and proceeds from stock sold through our Employee Stock Purchase Plan. Net cash used in financing activities for the year ended December 31, 2010 was $14.0 million primarily reflecting $31.5 million in common stock repurchases, partially offset by a combined $16.2 million of proceeds from the exercise of stock options and proceeds from stock sold through our Employee Stock Purchase Plan.

On July 27, 2010, the Board of Directors approved a stock repurchase program that authorized MPS to repurchase up to $50.0 million in the aggregate of its common stock between August 2, 2010 and December 31, 2011. In February 2011, the Board of Directors approved an authorization increase from $50.0 million to $70.0 million. The repurchase program is now complete and the following shares have been repurchased through the open market and subsequently retired:

2011	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

2010	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
	1,899,789		$31,527

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

In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration.  We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Contractual Obligations

In May 2012, we moved from our previous leased headquarters in San Jose, California to our current Company-owned headquarters also located in San Jose, California.

We also lease our research and development and sales offices in the United States, Japan, China, Taiwan and Korea.
Certain of our facility leases provide for periodic rent increases.

In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. Following the five-year lease term, we now have an option to acquire this facility in Chengdu for approximately $1.8 million which consist of total construction cost incurred minus total rent paid by us during the lease term.  This option became exercisable in March 2011 and does not expire. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

As of December 31, 2012, our total outstanding purchase commitments, primarily for wafers from our three foundries and assembly services, were $15.5 million. This compares to purchase commitments of $18.6 million as of December 31, 2011.

The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

	Payments by Period
	Total	2013	2014	2015	2016	Thereafter
Operating leases	$1,165	$912	$206	$45	$2	$-
Outstanding purchase commitments	15,542	15,542	-	-	-	-
	$16,707	$16,454	$206	$45	$2	$-

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $4.9 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Fluctuations in interest rates of plus or minus 10% could impact our annual results of operations by approximately $0.1 million.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. In 2012, the primary functional currency of the Company’s offshore operations was the local currency, primarily the New Taiwan Dollar and the Chinese Yuan. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations. However, fluctuations of +/- 10% on intercompany transactions of $50.3 million in such local currencies could impact our annual results of operations by approximately $5.0 million.

Value Change to Long-Term Investments

As of December 31, 2012, all of our holdings in auction rate securities, which have a face value of $12.3 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $1.2 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 5, 2013

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$75,104	$96,371
Short-term investments	85,521	77,827
Accounts receivable, net of allowances of $20 in 2012 and $5 in 2011	19,383	15,097
Inventories	32,115	20,104
Deferred income tax assets, net - current	1	421
Prepaid expenses and other current assets	2,177	1,685
Total current assets	214,301	211,505
Property and equipment, net	59,412	47,794
Long-term investments	11,755	13,675
Deferred income tax assets, net - long-term	669	239
Other assets	1,025	654
Total assets	$287,162	$273,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,859	$8,904
Accrued compensation and related benefits	7,686	9,321
Accrued liabilities	5,915	7,845
Total current liabilities	23,460	26,070

Non-current income tax liabilities	5,408	4,920
Total liabilities	28,868	30,990
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000,000; shares issued and outstanding: 35,673,282 and 33,826,032 in 2012 and 2011, respectively	194,079	159,336
Retained earnings	60,040	79,948
Accumulated other comprehensive income	4,175	3,593
Total stockholders’ equity	258,294	242,877
Total liabilities and stockholders’ equity	$287,162	$273,867

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenue	$213,813	$196,519	$218,840
Cost of revenue (1)	100,665	94,925	97,383

Gross profit	113,148	101,594	121,457
Operating expenses:
Research and development (2)	48,796	44,518	44,372
Selling, general and administrative (3)	50,018	40,280	41,169
Litigation expense (benefit), net	(2,945)	3,379	5,418

Total operating expenses	95,869	88,177	90,959

Income from operations	17,279	13,417	30,498
Interest income and other, net	611	309	922

Income before income taxes	17,890	13,726	31,420
Income tax provision	2,134	425	1,857

Net income	$15,756	$13,301	$29,563

Basic net income per share	$0.45	$0.39	$0.83
Diluted net income per share	$0.43	$0.38	$0.78
Weighted average common shares outstanding:
Basic	34,871	34,050	35,830
Diluted	36,247	35,160	37,826

(1) Includes stock-based compensation expense	$510	$312	$393
(2) Includes stock-based compensation expense	6,922	5,909	6,742
(3) Includes stock-based compensation expense	11,220	6,905	9,675
Total stock-based compensation expense	$18,652	$13,126	$16,810

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$15,756	$13,301	$29,563
Other comprehensive income (loss), net of tax:
Auction-rate securities valuation reserve adjustment, net of $0 tax in 2012, 2011 and 2010	140	270	160
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2012, 2011 and 2010	34	(37)	104
Foreign currency translation adjustments, net of $0 tax in 2012, 2011 and 2010	408	1,381	1,361

Comprehensive income	$16,338	$14,915	$31,188

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2010	35,165,316	$175,518	$37,085	$354	$212,957
Net income			29,563		29,563
Auction rate securities valuation reserve adjustment				160	160
Unrealized gains on available-for-sale securities				104	104
Foreign currency translation				1,361	1,361
Exercise of stock options and related tax benefit including net excess tax benefit of ($1,256)	1,452,245	15,597			15,597
Repurchase of common shares	(1,899,789)	(31,527)			(31,527)
Shares purchased through employee stock purchase plan	114,387	1,885			1,885
Stock-based compensation expense, net of forfeitures		16,803			16,803
Compensation expense for non-employee stock options		(7)			(7)
Release of restricted stock upon vesting	230,874				-
Balance as of December 31, 2010	35,063,033	$178,269	$66,647	$1,979	$246,895
Net income			13,301		13,301
Auction rate securities valuation reserve adjustment				270	270
Unrealized losses on available-for-sale securities				(37)	(37)
Foreign currency translation				1,381	1,381
Exercise of stock options and related tax benefit including net excess tax benefit of ($27)	685,417	4,630			4,630
Repurchase of common shares	(2,485,500)	(38,472)			(38,472)
Shares purchased through employee stock purchase plan	149,981	1,773			1,773
Stock-based compensation expense, net of forfeitures		13,123			13,123
Compensation expense for non-employee stock options		13			13
Release of restricted stock upon vesting	413,101				-
Balance as of December 31, 2011	33,826,032	$159,336	$79,948	$3,593	$242,877
Net income			15,756		15,756
Auction rate securities valuation reserve adjustment				140	140
Unrealized gains on available-for-sale securities				34	34
Foreign currency translation				408	408
Cash dividend			(35,664)		(35,664)
Exercise of stock options and related tax benefit including net excess tax benefit of ($869)	1,151,884	14,232			14,232
Shares purchased through employee stock purchase plan	151,770	1,852			1,852
Stock-based compensation expense, net of forfeitures		18,642			18,642
Compensation expense for non-employee stock options		17			17
Release of restricted stock upon vesting	543,596				-
Balance as of December 31, 2012	35,673,282	$194,079	$60,040	$4,175	$258,294

See accompanying notes to consolidated financial statements

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$15,756	$13,301	$29,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,332	8,732	8,016
Loss on disposal of property and equipment	81	33	1
Amortization and realized gain on available-for-sale securities	254	376	688
Deferred income tax assets	(8)	(403)	(56)
Gain on auction-rate securities	(40)	-	-
Tax benefit from stock option transactions	3,009	1,958	3,349
Excess tax benefit from stock option transactions	(869)	(27)	(1,256)
Stock-based compensation	18,652	13,126	16,810
Changes in operating assets and liabilities:
Accounts receivable	(4,286)	3,250	(2,826)
Inventories	(12,004)	5,699	(6,184)
Prepaid expenses and other current assets	(456)	673	378
Accounts payable	754	(957)	1,155
Accrued and other long-term liabilities	(2,097)	(438)	556
Accrued income taxes payable and noncurrent tax liabilities	(1,533)	(2,127)	(1,995)
Accrued compensation and related benefits	(1,633)	489	295
Net cash provided by operating activities	24,912	43,685	48,494

Cash flows from investing activities:
Property and equipment purchases	(21,059)	(21,022)	(22,779)
Proceeds from sale of property and equipment	13	-	-
Purchases of short-term investments	(143,094)	(78,250)	(208,621)
Proceeds from sale of short-term investments	135,183	129,719	197,243
Proceeds from sale of long-term investments	2,100	5,775	425
Changes in restricted assets	20	-	(19)
Net cash provided by (used in) investing activities	(26,837)	36,222	(33,751)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,390	4,697	14,339
Proceeds from employee stock purchase plan	1,852	1,773	1,885
Repurchase of common stock	-	(38,472)	(31,527)
Dividend payment	(35,664)	-	-
Excess tax benefits from stock option transactions	869	27	1,256
Net cash used in financing activities	(19,553)	(31,975)	(14,047)

Effect of change in exchange rates	211	429	597
Net increase (decrease) in cash and cash equivalents	(21,267)	48,361	1,293
Cash and cash equivalents, beginning of period	96,371	48,010	46,717
Cash and cash equivalents, end of period	$75,104	$96,371	$48,010

Supplemental disclosures for cash flow information:
Cash paid for taxes	$807	$675	$35
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for equipment purchases	$1,728	$1,483	$4,264
Reversal of temporary impairment of auction-rate securities	$(140)	$(270)	$(160)

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

Foreign Currency  — The Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reported in interest income and other, net in the Consolidated Statements of Operations.

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

Certain Significant Risks and Uncertainties — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of government agencies and treasuries and the Company’s long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations for those where credit has been extended.

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

 Fair Value of Financial Instruments — ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as follows:

Level 1: Quoted prices in active markets for identical assets;
Level 2: Significant other observable inputs; and
Level 3: Significant unobservable inputs.

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

At December 31, 2012, the face value of the Company’s holdings in auction rate securities is $12.3 million, all of which is classified as long-term available-for-sale investments.

Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through shareholders' equity, as a component of accumulated other comprehensive income in the Consolidated Balance Sheets and in Consolidated Statements of Comprehensive Income. The Company records an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary.

The Company used the guidelines of ASC 320 to determine whether the impairment is temporary or other-than temporary. During the year ended December 31, 2012, we were able to redeem a security at face value for which an other-than-temporary impairment (“OTTI”) of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest income and other, net, in our Consolidated Statement of Operations.

The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

Inventories — Inventories are stated at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or current estimated market value.  The Company writes down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if market conditions are more favorable, inventory may be sold that was previously reserved. The Company monitors manufacturing variances and revises standard costs if necessary.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to forty years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period. The Chengdu building was placed in service in October 2010. In May 2012, the Company moved to the Company-owned headquarters located in San Jose, California. Buildings and building improvements have a depreciation life of up to 40 years.

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

Other Assets — Other assets consist primarily of intangible assets for the land use rights in Chengdu, purchased patents and long-term lease deposits. We amortize the land use rights over 50 years and the purchased patents up to five years.

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

Approximately 91% of the Company’s distributor sales, including sales to the Company’s value-added resellers, for the year ended December 31, 2012 were made through distribution arrangements with third parties. These agreements do not include any special payment terms (the Company’s normal payment terms are 30-45 days for the distributors), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

Approximately 9% of the Company’s distributor sales for the year ended December 31, 2012 were made through small distributors primarily based on purchase orders.  These distributors also have limited or no stock rotation rights.

The Company’s revenue consists primarily of sales of assembled and tested finished goods. The Company also sells die in wafer form to its customers and value-added resellers, and the Company receives royalty revenue from third parties and value-added resellers.

The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to the Company’s consolidated financial statements.

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

The terms in a majority of the Company’s distribution agreements include the non-exclusive right to sell and the agreement to use best efforts to promote and develop a market for the Company’s products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months’ notice. The Company provides a one year warranty against defects in materials and workmanship. Under this warranty, the Company will repair the goods, provide replacements at no charge or under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of the Company’s U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred income balance from these two distributors for the year ended December 31, 2012 and 2011 was $1.4 million and $0.9 million, respectively.

Warranty Reserves — We generally provide a 12-month warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. We record estimated warranty costs by product, which are based on historical experience over the preceding 12 months, at the time we recognize product revenue. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Historically, the warranty expenses were not material to the Company’s consolidated financial statements.

Stock-Based Compensation — The Company accounts for stock-based compensation under the provisions of ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company currently uses the Black-Scholes option-pricing model to estimate the fair value of its share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including historical volatility, expected life, risk-free interest rate and expected dividends. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. The amount of stock-based compensation that the Company recognizes is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Research and Development — Costs incurred in research and development are charged to operations as incurred.

 Accounting for Income Taxes —ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, the Company recognizes federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities for its estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

 The Company’s calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. The Company’s estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S., or foreign jurisdictions where the Company operates, or changes in other facts or circumstances. In addition, the Company recognizes liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on its tax returns if it has less than a 50% likelihood of being sustained. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than its current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements in the period such determination is made. The Company has calculated its uncertain tax positions which were attributable to certain estimates and judgments primarily related to transfer pricing, cost sharing and its international tax structure exposure.

As of December 31, 2012 and 2011, the Company had a valuation allowance of $12.5 million and $14.6 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

In November 2012, California taxpayers voted in favor of mandating the use of a single sales factor for California state apportionment, effective for tax years beginning on or after January 1, 2012.  As a result of this change in law, the Company’s California deferred tax assets were revalued down.   As the Company has a valuation allowance against its U.S. deferred tax assets, this revaluation of its California deferred tax assets did not impact income tax expense.

The Company incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Contingencies. The Company and certain of its subsidiaries are parties to actions and proceedings incident to its business in the ordinary course of business, including litigation regarding the Company’s intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies - Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses that could materially and adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on the Company’s results of operations.

Litigation Expenses. The Company expenses litigation costs in the period in which they are incurred. Due to the uncertainties inherent in litigation proceedings, the Company generally recognizes the proceeds resulting from settlement of litigation or favorable judgments when the cash is received. The proceeds are recorded as a reduction in litigation expense to the extent that litigation costs were previously incurred in the related case. Proceeds in excess of cumulative costs incurred for a case is recorded to interest income and other, net on the Consolidated Statements of Operations. Litigation expense (benefit), net on the Consolidated Statements of Operations include primarily patent litigation and other contract-related matters.

Comprehensive Income— Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2012 consisted primarily of $4.7 million related to translation gains, partially offset by $0.5 million related to the impairment of the Company’s holdings in auction-rate securities. Accumulated other comprehensive income presented in the Consolidated Balance Sheet at December 31, 2011 consisted primarily of approximately $4.2 million related to translation gains, partially offset by $0.6 million related to the impairment of the Company’s holdings in auction-rate securities.

Recently Adopted and New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirement for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company is evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

2.  Fair Value Measurements

The following is a schedule of the Company’s cash and cash equivalents, short-term investments and long-term investments as of December 31, 2012 and 2011 (in thousands):

	Estimated Fair Market Value as of December 31,
	2012	2011
Cash, cash equivalents and investments
Cash in banks	$59,145	$43,305
Money market funds	15,959	51,066
Government agencies/ treasuries	85,521	79,827
Auction-rate securities backed by student-loan notes	11,755	13,675
Total cash, cash equivalents and investments	$172,380	$187,873

	December 31,
Reported as:	2012	2011
Cash and cash equivalents	$75,104	$96,371
Short-term investments	85,521	77,827
Long-term investments	11,755	13,675
Total cash, cash equivalents and investments	$172,380	$187,873

The contractual maturities of the Company’s investments classified as available-for-sale as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Due in less than 1 year	$52,880	$45,133
Due in 1 - 5 years	32,641	32,694
Due in greater than 5 years	11,755	13,675
	$97,276	$91,502

The following table details the fair value measurements as of December 31, 2012 and 2011 within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,959	$15,959	$-	$-
US treasuries and US government agency bonds	85,521	-	85,521	-
Long-term available-for-sale auction-rate securities	11,755	-	-	11,755
	$113,235	$15,959	$85,521	$11,755

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$51,066	$51,066	$-	$-
US treasuries and US government agency bonds	79,827	-	79,827	-
Long-term available-for-sale auction-rate securities	13,675	-	-	13,675
	$144,568	$51,066	$79,827	$13,675

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,959	$-	$-	$15,959	$-
US treasuries and US government agency bonds	85,483	45	(7)	85,521	14,121
Auction-rate securities backed by student-loan notes	12,245	-	(490)	11,755	11,755
	$113,687	$45	$(497)	$113,235	$25,876

	As of December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$51,066	$-	$-	$51,066	$-
US treasuries and US government agency bonds	79,830	14	(17)	79,827	25,281
Auction-rate securities backed by student-loan notes	14,305	-	(630)	13,675	13,675
	$145,201	$14	$(647)	$144,568	$38,956

At December 31, 2012, fixed income available-for-sale securities included $85.5 million securities issued by government agencies and treasuries which are classified as short-term investments on the Consolidated Balance Sheet. The Company also had $16.0 million invested in money market funds. At December 31, 2012, there was $7,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.  At December 31, 2012, the Company also had $11.8 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

At December 31, 2011, fixed income available-for-sale securities included securities issued by government agencies and treasuries, $77.8 million of which are classified as short-term investments and $2.0 million which are classified as cash equivalents on the Consolidated Balance Sheet. The Company also had $51.1 million invested in money market funds.  At December 31, 2011, there was $17,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material. At December 31, 2011, the Company also had $13.7 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

Temporary impairment charges are recorded in accumulated other comprehensive income (loss) within stockholders’ equity and have no impact on net income. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in interest income and other, net in the Consolidated Statement of Operations.

The Company's level 2 assets consist of U.S. treasuries and U.S. government agency bonds. These securities generally have market prices available from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities
Beginning balance at January 1, 2011	$19,180
Sales and settlement at par	(5,775)
Unrealized gain	270

Ending balance at December 31, 2011	13,675
Sales and settlement at par	(2,100)
Total realized and unrealized gains:
Included in interest income and other, net	40
Included in other comprehensive income	140

Ending balance at December 31, 2012	$11,755

During the year ended December 31, 2012 and 2011, the Company sold $2.1 million and $5.8 million, respectively, in auction-rate securities at par, all of which were classified as long-term investments.

The Company’s investment portfolio as of December 31, 2012 included $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $0.52 million; of which, $0.49 million was temporary and $0.03 million was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2011 of $13.7 million, net of impairment charges of $0.7 million; of which, $0.6 million was temporary and $0.1 million was recorded as other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of December 31, 2012 and 2011, the portion of the impairment classified as temporary was based on the following analysis:

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

5.	$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 68% of the original portfolio purchased by the Company in February 2008 have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2012, the Company was able to redeem a security at face value for which an OTTI of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest income and other, net, in our Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at December 31, 2012 and December 31, 2011, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	December 31, 2012	December 31, 2011
Time-to-Liquidity	24 months	24 months
Expected Return (Based on the requisite treasury rate, plus a contractual penalty rate)	1.8%	1.8%
Discount Rate (Based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.5% - 7.3%, depending on the credit-rating of the security	3.1% - 7.9% depending on the credit-rating of the security

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Work in progress	$20,992	$11,596
Finished goods	11,123	8,508
Total inventories	$32,115	$20,104

4.  Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Computers, software and equipment	$65,937	$53,514
Leasehold improvements	2,053	3,281
Vehicles	1,002	977
Building	28,319	21,632
Land	5,600	6,044
Furniture and fixtures	2,518	1,403
Total	105,429	86,851
Less: accumulated depreciation and amortization	(46,017)	(39,057)
Property and equipment, net	$59,412	$47,794

In May 2012, the Company moved from its previous leased headquarters in San Jose, California to its current Company-owned headquarters also located in San Jose, California. The property consists of an approximately 106,262 square foot office building and approximately 5.5 acres of land. The $11.0 million purchase price for the property was allocated based on information provided by a third party valuation report, with $5.0 million attributable to the building and $6.0 million attributable to the land. In 2012, the Company invested an additional $7.0 million in building improvements. The Company moved into its new headquarters and started to depreciate the building in May 2012. Buildings and building improvements have a depreciation life of up to 40 years.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $9.3 million, $8.7 million and $7.9 million, respectively.

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred revenue and customer prepayments	$2,198	$3,603
Stock rotation reserve	961	1,086
Legal expenses and settlement costs	402	911
Warranty	331	561
Other	2,023	1,684
Total accrued liabilities	$5,915	$7,845

6.  Stockholders’ Equity

The Company has two stock option plans and an employee stock purchase plan—the 1998 Stock Option Plan, the 2004 Equity Incentive Plan (“2004 Plan”) and the 2004 Employee Stock Purchase Plan. The Company recognized stock-based compensation expenses for the years ended December 31, 2012, 2011 and 2010, as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Non-Employee	$17	$13	$(7)
ESPP	632	538	609
Restricted Stock	12,468	7,216	8,271
Stock Options	5,535	5,369	7,937
	$18,652	$13,136	$16,810

The income tax benefit for stock-based compensation expenses was $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Special Cash Dividend on Shares of Common Stock

On December 11, 2012, the Company’s Board of Directors declared a special cash dividend of $1.00 per common share, which was paid on December 28, 2012 to all shareholders of record as of the close of business on December 21, 2012.  This was the first cash dividend in the Company’s history.

Any future dividends will be subject to the approval of the Company’s Board of Directors.

Stock Option Modification

In connection with the payment of the special dividend on December 28, 2012, the Company’s Board of Directors approved a modification whereby the number of shares of each option outstanding as of December 28, 2012 was increased by a ratio of 1.0471 and the exercise price was reduced by the ratio of 1.0471. Consequently, the Company granted an additional 171,484 shares from the 2004 Plan.

This modification was permissible pursuant to the Company’s 2004 Plan and therefore, resulted in an incremental compensation cost of $2.9 million, of which $2.8 million was recognized during the fourth quarter of 2012. The remaining $0.1 million will be recognized over the remaining vesting period of the modified stock options. The Company used the Black-Scholes option pricing model with the following weighted-average assumptions: expected term of 1.9 years, expected volatility of 41.0%, risk-free interest rate of 0.3% and no dividend yield.

Restricted Stock Unit (“RSUs”) Modification

On December 28, 2012, the Company’s Board of Directors approved the RSU Modification of unvested RSUs whereby for each unvested RSU or performance-based RSU (“PSU”) as of December 28, 2012, the holder will receive 1.0471 shares upon vesting of the original awards granted. Consequently, the Company granted an additional 73,805 shares from the 2004 Plan, based on 100% of the performance targets. An additional 26,851 PSUs will be released if the highest pre-determined performance targets are met.

This modification was permissible pursuant to the Company’s 2004 Plan and therefore, would result in an incremental compensation cost of $1.5 million based on the assumption that approximately 100% of the PSUs granted will be vested, which will be recognized over the remaining vesting period of the awards through fourth quarter of 2016. An additional $0.5 million of stock-based compensation expense will be recorded as a result of this modification if the highest pre-determined performance targets are met.  See below for information regarding the vesting terms of the RSUs and PSUs.

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

2004 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2004 Equity Incentive Plan in March 2004, and the Company’s stockholders approved it in November 2004. Under the 2004 Plan, options granted prior to July 13, 2006 have a maximum term of ten years and options granted thereafter have a maximum term of seven years. New hire and refresh grants generally vest over four years at the rate of 50 percent two years from the date of grant and 1/16th quarterly thereafter. There were 800,000 shares initially reserved for issuance under the 2004 Plan. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of: 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors.

The following is a summary of the 1998 Plan and 2004 Plan, which includes stock options, RSUs and PSUs:

Available for grant as of January 1, 2012	4,291,737
Additions to plan	1,641,301
Grants	(1,152,320)
Performance awards adjustment	18,359
Cancellations	158,167
Available for grant as of December 31, 2012	4,957,244

The awards granted in 2012 include approximately 356,752 shares of PSUs based on 100% of the performance targets. The performance awards adjustment reflects those PSUs for which the performance targets will not be met based on management’s probability assessment as of December 31, 2012.

A summary of the status of the Company’s stock option plans is presented in the table below:

	Stock Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010 (4,112,763 options exercisable at a weighted-average exercise price of $10.93 per share)	7,410,914		$13.48	5.04	$77,918,848
Options granted (weighted-average fair value of $8.95 per share)	370,500		19.92
Options exercised	(1,452,245)		9.87
Options forfeited and expired	(494,051)		15.67
Outstanding at December 31, 2010 (4,264,268 options exercisable at a weighted-average exercise price of $13.33 per share)	5,835,118		$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $5.85 per share)	152,500		13.96
Options exercised	(685,417)		6.85
Options forfeited and expired	(438,962)		18.66
Outstanding at December 31, 2011 (4,202,786 options exercisable at a weighted-average exercise price of $15.05 per share)	4,863,239		$15.31	3.44	$8,817,049
Options granted (weighted-average fair value of $8.22 per share)	178,484	(1)	15.63
Options exercised	(1,151,884)		11.62
Options forfeited and expired	(76,478)		20.90
Modification adjustment	-		(0.74)
Outstanding at December 31, 2012	3,813,361		$15.62	2.56	$25,379,573
Options exercisable at December 31, 2012 and expected to become exercisable	3,799,748		$15.62	2.55	$25,288,257
Options vested and exercisable at December 31, 2012	3,603,762		$15.59	2.42	$24,105,872

(1) Includes 171,484 options granted as a result of the Stock Option Modification as discussed above.

The following summarizes information as of December 31, 2012 concerning outstanding and exercisable options:

			Options Outstanding			Options Exercisable
Range of Exercises Prices			Number of Options Outstanding as if 12/31/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of 12/31/2012	Weighted Average Exercise Price
$0.76	-	$11.32	546,691	1.81	$8.52	522,609	$8.41
$11.44	-	$12.43	388,118	2.32	$12.37	382,792	$12.37
$12.52	-	$14.90	450,417	3.00	$14.17	386,542	$14.25
$14.94	-	$14.97	82,757	2.17	$14.93	81,635	$14.93
$15.03	-	$15.03	586,548	2.82	$15.03	585,480	$15.03
$15.14	-	$16.41	383,861	2.22	$15.53	359,242	$15.53
$16.51	-	$18.29	392,703	2.25	$17.68	373,249	$17.72
$18.63	-	$20.30	445,551	3.15	$19.70	410,922	$19.72
$20.41	-	$22.85	422,592	2.86	$21.85	393,194	$21.87
$23.03	-	$24.84	114,123	2.76	$24.18	108,097	$24.24
			3,813,361			3,603,762

Total intrinsic value of options exercised was $10.0 million, $5.8 million and $17.4 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The net cash proceeds from the exercise of stock options were $13.4 million, $4.7 million and $14.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, unamortized compensation expense related to unvested options was approximately $1.6 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.9 years.

The employee stock-based compensation expense recognized under ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. The Company used the following weighted-average assumptions to determine the fair value of the options awards granted, excluding stock option modification discussed above:

	2012	2011	2010
Expected term (years)	4.1	4.1	4.1
Expected volatility	53.4%	52.9%	55.9%
Risk-free interest rate	0.6%	1.1%	1.8%
Dividend yield	-	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as generally it does not issue dividends. The cash dividend paid in December 2012 was a special dividend and the Company currently does not expect to pay dividend in the future. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Restricted Stock

A portion of the Company’s shares of common stock were issued under restricted stock purchase agreements. A summary of our restricted stock awards is presented in the table below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at January 1, 2010	6,550	$16.62	0.14
Awards released	(6,550)	16.62
Outstanding at December 31, 2010	-	$-	-
Outstanding at December 31, 2011	-	$-	-
Outstanding at December 31, 2012	-	$-	-

A summary of the RSUs and PSUs is presented in the table below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Total	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at January 1, 2010	289,896	$18.67	-	$-	289,896	$18.67	2.22
Awards granted	518,240	19.50	416,000	20.73	934,240	20.05
Awards released	(158,499)	18.56	(72,375)	20.73	(230,874)	19.24
Awards forfeited	(33,088)	18.38	-	-	(33,088)	18.38
Outstanding at December 31, 2010	616,549	$19.41	343,625	$20.73	960,174	$19.88	2.91
Awards granted	853,480	14.40	-	-	853,480	14.40
Awards released	(310,976)	17.78	(102,125)	20.73	(413,101)	18.51
Awards forfeited	(76,622)	18.39	(24,375)	20.73	(100,997)	18.95
Outstanding at December 31, 2011	1,082,431	$16.00	217,125	$20.73	1,299,556	$16.87	2.71

Awards modification (1)	(76,500)	15.69	76,500	15.69	-	-
Awards granted (2)	617,084	18.69	356,752	18.38	973,836	18.57
Performance awards adjustment (3)	-	-	(18,359)	19.18	(18,359)	19.18
Awards released	(447,096)	17.30	(96,500)	20.73	(543,596)	17.91
Awards forfeited	(77,356)	16.61	(4,333)	19.07	(81,689)	16.74
Outstanding at December 31, 2012	1,098,563	$16.96	531,185	$18.49	$1,629,748	$17.46	2.18

(1)	See 2011 CEO awards below.

(2)	Includes a total of 73,805 RSUs and PSUs granted as a result of the RSU modification as discussed above.

(3)	The performance awards adjustment reflects those PSUs for which the performance targets will not be met based on management’s probability assessment as of December 31, 2012.

The intrinsic value related to RSUs released for the years ended 2012, 2011 and 2010 was $10.5 million, $5.8 million and $4.5 million, respectively. The total intrinsic value of RSUs outstanding at December 31, 2012, 2011 and 2010, under the current assumption related to vesting of PSUs granted in 2012, were $36.3 million, $19.6 million and $15.9 million, respectively. At December 31, 2012, unamortized compensation expense related to unvested RSUs was approximately $19.2 million with a weighted-average remaining recognition period of 2.2 years. However, if the highest pre-determined performance targets related to the PSUs are met, unamortized compensation expense will increase by approximately $9.1 million.

2010 PSU Awards:

On February 25, 2010, the Board granted 416,000 PSUs to the Company’s executive officers (“2010 Executive PSUs”). These performance units generally vest over four years, with a graded acceleration feature that allows all or a portion of these awards to be accelerated if certain performance conditions are satisfied. The number of shares to be accelerated is based on achieving certain performance targets as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion.  In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2010 Executive PSUs was met and therefore accelerated the vesting in February 2013.

2011 CEO Awards:

The Company granted 153,000 time-based RSUs to its CEO on February 8, 2011. In the fourth quarter of 2011, the Compensation Committee proposed modifying half of the time-based RSUs to PSUs and on February 7, 2012, the Board approved the performance goals based on the Company’s 2012 revenue (“2012 Modification”). The time-based RSUs that were not modified vest over two years on a quarterly basis from February 2011 to February 2013. The PSUs vest upon achievement of the pre-determined performance goals and the CEO’s continued employment through the date that the Compensation Committee approves the release of the shares. The maximum number of PSUs the CEO may receive is 100% of the RSUs originally granted. In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2012 Modification were met and therefore the PSUs were released in February 2013.

2012 PSU Awards:

On February 14, 2012, the Board granted 413,000 awards to the Company’s executive officers. 50% of the RSUs granted to Company’s executive officers will vest over two years on a quarterly basis (“Time-based RSUs”) and 50% of the units represents a target number of RSUs awarded upon achievement of certain  goals (“2012 Executive PSUs”) for the Company’s revenue in 2013. Half of these PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares. The remainder vests over the following two years on a quarterly basis. The maximum number of shares an executive employee may receive is 300% of the PSUs originally granted. The PSUs earned will be reduced by a maximum of 15% in the event that the Company’s total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company’s compensation peer group, is below a specified percentile for calendar years 2012 and 2013.

On April 24, 2012, the Company granted 344,650 awards to its existing non-executive employees. These grants include 219,317 time-based RSUs and 125,333 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2013 (“2012 Non-Executive PSUs”). Half of these PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vests over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s revenue forecast as of December 31, 2012, the Company has determined that it is probable that it will be able to achieve the pre-determined performance goals such that approximately 100% of the PSUs granted will be vested for the 2012 Executive PSUs and the 2012 Non-Executive PSUs. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the Purchase Plan), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan.  The Purchase Plan provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares; 2% of the outstanding shares of common stock on the first day of the year; or a number of shares as determined by the Board of Directors. For the years ended December 31, 2012, 2011 and 2010, 151,770 shares, 149,981 shares and 114,387 shares, respectively, were issued under the Purchase Plan. The following is a summary of the Purchase Plan and changes during the year ended December 31, 2012:

Available shares as of January 1, 2012	3,693,210
Additions to plan	676,520
Purchases	(151,770)
Available shares as of December 31, 2012	4,217,960

The Purchase Plan is considered compensatory under ASC 718-50-25-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Recognition, and is accounted for in accordance with ASC 718-50-30-2 Compensation – Stock Compensation – Employee Share Purchase Plans – Initial Measurements – Look-Back Plans. The intrinsic value for stock purchased was $1.0 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The unamortized expense as of December 31, 2012 was $0.1 million, which will be recognized over 0.1 years. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2012, 2011 and 2010, the following assumptions were used in the valuation of the stock purchase rights:

	2012	2011	2010
Expected term (years)	0.5	0.5	0.5
Expected volatility	45.8%	39.2%	39.5%
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	-	-	-

Cash proceeds from employee stock purchases for the year ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.8 million and $1.9 million, respectively.

7.   Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.  For the years ended December 31, 2012, 2011 and, 2010, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$15,756	$13,301	$29,563

Denominator:
Weighted average outstanding shares used to compute basic net income per share	34,871	34,050	35,830
Effect of dilutive securities	1,376	1,110	1,996
Weighted average outstanding shares used to compute diluted net income per share	36,247	35,160	37,826

Net income per share - basic	$0.45	$0.39	$0.83
Net income per share - diluted	$0.43	$0.38	$0.78

For the years ended December 31, 2012, 2011 and 2010, approximately 1.1 million, 4.9 million and 2.0 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

8.  Income Taxes

The components of income before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$807	$(2,031)	$2,770
International	17,083	15,757	28,650
Total	$17,890	$13,726	$31,420

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries. Accordingly no provision for Federal and state income or foreign withholding taxes have been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes and potential foreign withholding taxes. Up to December 31, 2012 the unremitted earnings of foreign subsidiaries is $110.0 million.

The components of the income tax provision are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$840	$447	$1,369
State	3	(593)	15
Foreign	1,302	992	534
Deferred:
Federal	1,610	742	(1,415)
State	385	994	(848)
Foreign	(11)	(421)	(61)
Valuation allowance	(1,995)	(1,736)	2,263
Income tax provision	$2,134	$425	$1,857

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2012	2011	2010
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
Research and development credits	(3.6)	(0.5)	(2.9)
Stock compensation	0.1	5.6	(0.7)
Foreign income taxed at lower rates	(28.4)	(31.8)	(29.3)
Change in valuation allowance on federal timing differences	7.0	(6.1)	4.3
Litigation reserves & other	2.8	1.9	0.5
Effective tax rate	11.9%	3.1%	5.9%

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Research tax credits	$4,930	$5,162
Stock compensation	5,487	6,553
Other costs not currently deductible	2,424	2,767
Depreciation and amortization	317	774
Total deferred tax assets	13,158	15,256
Valuation allowance	(12,488)	(14,596)
Net deferred tax assets	$670	$660

As a result of the cost sharing arrangements with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the US entity. Because of the US entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the U.S. deferred tax benefits would not be realized. The Company will continue to evaluate if its facts and circumstances warrant a reversal of the valuation allowance against the US deferred tax benefits during fiscal year 2013.

As of December 31, 2012 and 2011, the Company had a valuation allowance of $12.5million and $14.6 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

In November 2012, California taxpayers voted in favor of mandating the use of a single sales factor for California state apportionment, effective for tax years beginning on or after January 1, 2012. As a result of this change in law, the Company’s California deferred tax assets were revalued down. As the Company has a valuation allowance against its U.S. deferred tax assets, this revaluation of the Company’s California deferred tax assets does not have any income tax expense impact to its financial statements.

During 2012, the Company also assessed the deductibility of restricted stock units granted to its executives and determined that due to Section 162m limitation, some of these grants will result in limited benefits to the Company when vested.   As a result, we have reduced our U.S. deferred tax assets and valuation allowance.

As of December 31, 2012, the federal and state net operating loss carryforwards for income tax purposes were approximately $14.2 million and $30.3 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the State net operating loss carry forwards will expire beginning in 2018. $14.2 million of the federal net operating loss carry forwards and $25.3 million of the state operating loss carry forwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized.

As of December 31, 2012, the Company had research tax credit carryforwards of $10.8 million for federal income tax purposes, which will begin to expire in 2022 and $10.3million for state income tax purposes, which can be carried forward indefinitely. $3.6 million of the federal research tax credit and $1.4 million of the state research tax credit carryovers are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

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

At December 31, 2012, the Company had $13.1 million of unrecognized tax benefits, $4.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2011, the Company had $12.2 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

 A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$9,006
Gross increase for tax positions of prior year	-
Gross increases for tax position of current year	983
Reductions for prior year tax positions	-
Settlement	(883)
Reduction due to statutes expiring	-
Balance at December 31, 2010	9,106
Gross increase for tax positions of prior year	1,710
Gross increases for tax position of current year	1,388
Reductions for prior year tax positions	-
Settlement	-
Reduction due to statutes expiring	-
Balance at December 31, 2011	12,204
Gross increase for tax positions of prior year	188
Gross increases for tax position of current year	689
Reductions for prior year tax positions	-
Settlement	-
Reduction due to statutes expiring	-
Balance at December 31, 2012	$13,081

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. At December 31, 2012, 2011, and 2010, the Company has approximately $0.8 million, $0.7 million and $0.6 million respectively, of accrued interest related to uncertain tax positions.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005 because of the statute of limitations. However, because the Company is currently under an IRS audit for tax years ended December 31, 2005 through December 31, 2007, the statute of limitations for tax years ended December 31, 2005 through December 31, 2007 was extended to June 30, 2013.

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or “NOPA”, relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and our international subsidiaries and the amount of “buy-in payments” made by our international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment, if the IRS were to prevail on all matters in dispute, would result in  potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. We believe that the IRS's position in the NOPA is incorrect and that our tax returns for those years were correct as filed. We are contesting these proposed adjustments vigorously. In February 2012, we received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012, but have not yet received a response from the IRS.

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. As of December 31, 2012, based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position, results of operations and cash flows.

The French subsidiary of the Company is currently under audit for taxable years 2009 and 2010. The Company is in the process of responding to the questions raised by the tax authority. We do not believe the resolution of the audits will result in a significant impact on our consolidated financial position, results of operations and cash flows. Aside from U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 American Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect an increase to our federal R&D credits carryforwards of approximately $1.0 million for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.  However, due to our current valuation allowance position, we do not expect the federal R&D credit to provide a tax benefit.

9.  Commitments and Contingencies

 The following table summarizes the Company’s commitments as of December 31, 2012 (in thousands):

	Payments by Period
	Total	2013	2014	2015	2016	Thereafter
Operating leases	$1,165	$912	$206	$45	$2	$-
Outstanding purchase commitments	15,542	15,542	-	-	-	-
	$16,707	$16,454	$206	$45	$2	$-

Lease Obligations

Until May, 2012, the Company leased its headquarters and sales offices in San Jose, California. The landlord of the San Jose facility exercised their right to terminate the lease, effective April 18, 2012. In May 2012, the Company moved to an owned facility also located in San Jose, California.

In September 2004, the Company entered into a five-year lease arrangement for its manufacturing facility located in Chengdu, China. Pursuant to this agreement, the Company contributed capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to its wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. Following the five-year lease term, the Company now has the option to acquire the facility for approximately $1.8 million which consists of total construction costs minus total rent paid by the Company during the lease term. This option became exercisable in March 2011 and does not expire. The Company will likely exercise its purchase option and enter into a purchase agreement for this facility in the future.

The Company also leases sales and research and development offices in the United States, Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $1.6 million, $2.1 million and $1.8 million, respectively.

Warranty and Indemnification Provisions

The Company generally provides a standard one-year warranty against defects in materials and workmanship and will either repair the goods or provide replacements at no charge to the customer for defective units. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred.

The changes in warranty reserves during 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$561	$764	$294
Warranty provision for product sales	917	870	801
Settlements made during the period	(675)	(626)	(107)
Unused warranty provision	(472)	(447)	(224)
Balance at end of period	$331	$561	$764

The Company provides indemnification agreements to a supplier and certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. There were no indemnification costs in 2012, 2011 and 2010. These costs are charged to operations as incurred. The Company also provides for indemnification of its directors and officers.

 10.  Litigation

The Company and certain of its subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders, a former employee and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company will receive a total of $2 million which will be paid in equal installments of $0.3 million in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the year ended December 31, 2012, the Company received payments totaling $1.2 million, which were recorded as credits to litigation expense (benefit) in the Consolidated Statements of Operations.

Linear

On August 12, 2012, the United States Court of Appeals for the Federal Circuit issued an order affirming the judgment issued by the United States District Court for the District of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. During the fourth quarter of 2012, the Company received a payment from Linear of $2.3 million plus $0.2 million reimbursement of additional attorney fees in connection with the cost of defending the appeal, which was recorded as a credit to litigation expense (benefit) in the Consolidated Statements of Operations.

11.  Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan (“the Plan”) for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the Plan for the years ended December 31, 2012, 2011 and 2010.

12.  Major Customers

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company's total accounts receivable or with sales greater than 10% of the Company's total revenue:

	Revenue			Accounts Receivable, Net
	Year ended December 31,			As of December 31,
Customers	2012	2011	2010	2012	2011

A	32%	27%	21%	34%	33%
B	*	*	*	11%	*

* Represents less than 10%.

The Company corrected the 2011 and 2010 amounts reported in the table above from the amounts previously reported to disclose a group of entities under common control as a single customer, rather than as separate customers. Under the corrected disclosures, Customer A is reported as representing 27% of the Company's total revenue in 2011 (rather than as two separate customers representing 17% and 10% of revenue as previously reported) and 21% of the Company's total revenue in 2010 (rather than 14% as previously reported). In addition, under the corrected disclosures, Customer A is reported as representing 33% of the Company's total accounts receivable as of December 31, 2011 (rather than 12% as previously reported). These corrections had no impact on the amounts previously reported in the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.

13.  Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of, individual product families.

The Company derived a substantial majority of its revenue from sales to customers located outside North America during 2012, 2011 and 2010, with geographic revenue based on the customers’ ship-to location.

The following is a summary of revenue by geographic region based on customer ship-to location for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
Country	2012	2011	2010
China	$124,278	$113,469	$105,233
Taiwan	27,477	23,634	25,840
South East Asia	21,641	14,789	10,219
Europe	16,201	14,416	20,416
Korea	9,434	14,183	33,761
Japan	8,516	10,681	14,255
USA	5,711	4,422	8,415
Other	555	925	701
Total	$213,813	$196,519	$218,840

The following is a summary of net revenue by product family for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,						Percent Change
Product Family	2012	% of Revenue	2011*	% of Revenue	2010*	% of Revenue	2012 to 2011 Change	2011 to 2010 Change
DC to DC Converters	$188,736	88.3%	$170,032	86.5%	$190,286	87.0%	11.0%	(10.6%)
Lighting Control Products	25,077	11.7%	26,487	13.5%	28,554	13.0%	(5.3%)	(7.2%)
Total	$213,813	100.0%	$196,519	100.0%	$218,840	100.0%	8.8%	(10.2%)

*	2011 and 2010 revenue associated with Audio Amplifiers has been included with DC to DC Converters to conform with current year presentation.

The following is a summary of long-lived assets by geographic region, excluding restricted assets, as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
China	$37,071	$32,566
United States	23,163	15,662
Taiwan	90	98
Japan	57	70
Other	55	51
TOTAL	$60,436	$48,447

14.  Valuation and Qualifying Accounts

The Company had insignificant activity and balance in its accounts receivable allowances in 2012, 2011 and 2010.

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

The following shares have been repurchased through the open market and subsequently retired:

2011	Shares Repurchased	Average Price per Share	Value (in thousands)
February	817,500	$15.47	$12,648
March	75,000	$14.17	$1,062
April	917,200	$14.82	$13,617
May	657,800	$16.48	$10,843
June	18,000	$16.79	$302
	2,485,500		$38,472

2010	Shares Repurchased	Average Price per Share	Value (in thousands)
August	983,189	$17.29	$16,998
November	916,600	$15.85	$14,529
	1,899,789		$31,527

16.           Quarterly Financial Data (Unaudited)

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$50,484	$58,607	$56,508	$48,214
Cost of revenue (1)	24,074	27,435	26,495	22,661
Gross profit	26,410	31,172	30,013	25,553
Operating expenses:
Research and development (2)	11,118	12,468	11,967	13,243
Selling, general and administrative (3)	11,966	12,167	11,955	13,930
Litigation expense (benefit), net	128	(244)	(229)	(2,600)

Total operating expenses	23,212	24,391	23,693	24,573

Income from operations	3,198	6,781	6,320	980
Interest income (expense) and other, net	106	359	156	(10)

Income before income taxes	3,304	7,140	6,476	970
Income tax provision	309	548	555	722

Net income	$2,995	$6,592	$5,921	$248
Basic net income per share	$0.09	$0.19	$0.17	$0.01
Diluted net income per share	$0.08	$0.18	$0.16	$0.01
Weighted average common shares outstanding:
Basic	34,105	34,665	35,145	35,556
Diluted	35,538	35,997	36,438	36,763

(1) Includes stock-based compensation expense	$95	$118	$112	$185
(2) Includes stock-based compensation expense	1,266	1,524	1,465	2,667
(3) Includes stock-based compensation expense	1,954	2,187	2,605	4,474
Total stock-based compensation expense	$3,315	$3,829	$4,182	$7,326

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$44,468	$51,628	$52,962	$47,461
Cost of revenue (1)	22,163	25,070	25,148	22,544
Gross profit	22,305	26,558	27,814	24,917
Operating expenses:
Research and development (2)	10,086	11,237	11,792	11,403
Selling, general and administrative (3)	9,490	10,343	10,249	10,198
Litigation expense	813	939	722	905

Total operating expenses	20,389	22,519	22,763	22,506

Income from operations	1,916	4,039	5,051	2,411
Interest income and other, net	183	24	3	99

Income before income taxes	2,099	4,063	5,054	2,510
Income tax provision (benefit)	206	581	(419)	57

Net income	$1,893	$3,482	$5,473	$2,453
Basic net income per share	$0.05	$0.10	$0.16	$0.07
Diluted net income per share	$0.05	$0.10	$0.16	$0.07
Weighted average common shares outstanding:
Basic	35,024	33,846	33,594	33,759
Diluted	36,105	34,903	34,240	34,374

(1) Includes stock-based compensation expense	$63	$89	$83	$77
(2) Includes stock-based compensation expense	1,427	1,550	1,576	1,356
(3) Includes stock-based compensation expense	1,497	2,036	1,715	1,657
Total stock-based compensation expense	$2,987	$3,675	$3,374	$3,090

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2012 and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework. Based upon this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monolithic Power Systems, Inc.
San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 5, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 5, 2013

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders (the “2013 Annual Meeting”), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Officer Compensation” in our Proxy Statement for the 2013 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Accounting Fees” in our Proxy Statement for the 2013 Annual Meeting, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report

(1) All financial statements

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.

10.3+ (5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+ (6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5† (7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6 (8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+ (9)	Employment Agreement with Michael Hsing and Amendment thereof.

10.8+ (10)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.9+ (11)	Employment Agreement with Jim Moyer.

10.10+ (12)	Employment Agreement with Deming Xiao and Amendment thereof.

10.11+ (13)	Employment Agreement with Paul Ueunten and Amendment thereof.

10.12 (14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13 (15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14† (16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15† (17)	Patent License Agreement, dated May 1, 2004.

10.16† (18)	Settlement Agreement with Linear Technology Corporation.

10.17+ (19)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof

10.18 (20)	Settlement Agreement with Microsemi Corporation.

10.19 (21)	Settlement Agreement with Micrel Corporation.

10.20+ (22)	Employment Agreement with Adriana Chiocchi and Amendment thereof.

10.21+ (23)	Form of Performance Unit Agreement.

10.22 (24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+ (25)	Letter Agreement with Victor Lee.

10.24 (26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.25+ (27)	Letter Agreement with Douglas McBurnie.

10.26+ (28)	Letter Agreement with Karen A. Smith Bogart.

10.27 (29)	Settlement Agreement with Taiwan Sumida Electronics.

10.28+ (30)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.29 (32)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008

10.30 (33)	Form of Restricted Stock Award Agreement

10.31+ (35)	Termination Agreement between the Company and Adriana Chiocchi, dated December 15, 2009

10.32+ (34)	Letter Agreement with Jeff Zhou

10.33+(36)	Employment Agreement with Meera P. Rao and Amendment thereof

14.1 (31)	Code of Ethics.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2007.
(30)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.
(31)	Incorporated by reference to Exhibit 14.1 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
(32)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.
(33)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(34)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2010.
(35)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2010.
(36)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing
President and Chief Executive Officer

Date: March 5, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Hsing and Meera P. Rao, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of his or her substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2013 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael R. Hsing

/s/ MEERA P. RAO	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Meera P. Rao

/s/ KAREN A. SMITH BOGART	Director
Karen A. Smith Bogart

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ EUGEN ELMIGER	Director
Eugen Elmiger

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ DOUGLAS MCBURNIE	Director
Douglas McBurnie

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ JEFF ZHOU	Director
Jeff Zhou