Form 10-Q
period 2013-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2013-05-02
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 36,775,880 shares of the registrant’s common stock issued and outstanding as of April 25, 2013.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,287	$75,104
Short-term investments	81,756	85,521
Accounts receivable, net of allowances of $7 as of March 31, 2013 and $20 as of December 31, 2012	22,669	19,383
Inventories	34,949	32,115
Deferred income tax assets, net - current	6	1
Prepaid expenses and other current assets	1,764	2,177
Total current assets	234,431	214,301
Property and equipment, net	62,871	59,412
Long-term investments	11,715	11,755
Deferred income tax assets, net - long-term	669	669
Other assets	1,105	1,025
Total assets	$310,791	$287,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,256	$9,859
Accrued compensation and related benefits	6,875	7,686
Accrued liabilities	7,679	5,915
Total current liabilities	27,810	23,460

Long-term liabilities	1,250
Non-current income tax liabilities	5,420	5,408
Total liabilities	34,480	28,868
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 36,733 and 35,673 as of March 31, 2013 and December 31, 2012, respectively	209,316	194,079
Retained earnings	62,539	60,040
Accumulated other comprehensive income	4,456	4,175
Total stockholders’ equity	276,311	258,294
Total liabilities and stockholders’ equity	$310,791	$287,162

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenue	$51,470	$50,484
Cost of revenue (1)	24,085	24,074
Gross profit	27,385	26,410
Operating expenses:
Research and development (1)	12,123	11,118
Selling, general and administrative (1)	13,258	11,966
Litigation expense (benefit)	(301)	128
Total operating expenses	25,080	23,212
Income from operations	2,305	3,198
Interest income (expense) and other, net	(10)	106
Income before income taxes	2,295	3,304
Income tax provision (benefit)	(204)	309
Net income	$2,499	$2,995
Basic net income per share	$0.07	$0.09
Diluted net income per share	$0.07	$0.08
Weighted average common shares outstanding:
Basic	36,259	34,105
Diluted	37,708	35,538

(1) Includes stock-based compensation as follows:
Cost of revenue	$156	$95
Research and development	1,373	1,266
Selling, general and administrative	3,131	1,954
Total stock-based compensation expense	$4,660	$3,315

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$2,499	$2,995
Other comprehensive income (loss), net of tax:
Auction-rate securities valuation reserve adjustments, net of $0 tax in 2013 and 2012	(15)	90
Unrealized loss on available-for-sale securities, net of $0 tax in 2013 and 2012	(7)	(16)
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	303	398

Comprehensive income	$2,780	$3,467

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,

	2013	2012

Cash flows from operating activities:
Net income	$2,499	$2,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,709	2,184
Loss on disposal of property and equipment	-	74
Amortization and realized gain on available-for-sale securities	98	28
Deferred income tax assets	-	(2)
Tax benefit from stock option transactions	2,914	649
Excess tax benefit from stock option transactions	(132)	(100)
Stock-based compensation	4,660	3,315
Changes in operating assets and liabilities:
Accounts receivable	(3,285)	(4,849)
Inventories	(2,836)	(1,443)
Prepaid expenses and other current assets	315	97
Accounts payable	2,135	4,098
Accrued liabilities	1,889	2,207
Accrued income taxes payable and noncurrent tax liabilities	(3,440)	(432)
Accrued compensation and related benefits	(822)	(2,602)
Net cash provided by operating activities	6,704	6,219

Cash flows from investing activities:
Property and equipment purchases	(3,435)	(4,875)
Purchases of short-term investments	(17,590)	(49,415)
Proceeds from sale of short-term investments	21,250	25,000
Proceeds from sale of long-term investments	25	100
Net cash provided by (used in) investing activities	250	(29,190)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,839	3,985
Proceeds from employee stock purchase plan	1,167	1,036
Excess tax benefits from stock option transactions	132	100
Net cash provided by financing activities	11,138	5,121
Effect of change in exchange rates	91	210
Net increase (decrease) in cash and cash equivalents	18,183	(17,640)
Cash and cash equivalents, beginning of period	75,104	96,371
Cash and cash equivalents, end of period	$93,287	$78,731

Supplemental disclosures for cash flow information:
Cash paid for taxes	$324	$125
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$4,230	$3,099
Temporary impairment of auction-rate securities	$15	$(90)

See accompanying notes to condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 5, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company adopted this standard effective January 1, 2013 (see Note 10).

2. Stock-Based Compensation — The Company recognized stock-based compensation expenses as follows (in thousands):

	Three months ended March 31,
	2013	2012
Non-employee	$-	$5
ESPP	192	211
Restricted stock	4,134	2,180
Stock options	334	919
	$4,660	$3,315

The income tax benefit for stock-based compensation expenses was $47,000 and $102,000 for the three months ended March 31, 2013 and 2012, respectively.

2004 Equity Incentive Plan

The following is a summary of the 2004 Equity Incentive Plan, which includes stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”):

Available for grant as of January 1, 2013	4,957,244
Additions to plan	1,783,664
Grants	(550,928)
Performance awards adjustment	(49,972)
Cancellations	261,755
Available for grant as of March 31, 2013	6,401,763

A summary of the status of the Company’s stock option plans during the three months ended March 31, 2013 is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013 (3,603,762 options exercisable at a weighted-average exercise price of $15.59 per share)	3,813,361	$15.62	2.56	$25,379,573
Options granted	-	-
Options exercised	(626,970)	15.69
Options forfeited and expired	(169,325)	15.18
Outstanding at March 31, 2013	3,017,066	$15.63	2.31	$26,390,327
Options exercisable at March 31, 2013 and expected to become exercisable	3,006,437	$15.63	2.30	$26,290,048
Options vested and exercisable at March 31, 2013	2,848,738	$15.61	2.17	$24,966,361

Total intrinsic value of options exercised was $5.6 million and $2.8 million, respectively, for the three months ended March 31, 2013 and 2012. The net cash proceeds from the exercise of stock options were $9.8 million and $4.0 million, respectively, for the three months ended March 31, 2013 and 2012. At March 31, 2013, unamortized compensation expense related to unvested options was approximately $1.2 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.8 years.

The Company used the following weighted-average assumptions to determine the fair value of the options awards:

	Three months ended March 31,
	2013	2012
Expected term (years)	3.9	4.1
Expected volatility	50.5%	53.4%
Risk-free interest rate	0.6%	0.6%
Dividend yield	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as generally it does not issue dividends. The cash dividend paid in December 2012 was a special dividend and the Company currently does not expect to pay dividends in the future. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

 Restricted Stock

A summary of the RSUs and PSUs is presented in the table below:

	RSUs	Weighted Average Grant Date Fair Value Per Share	PSUs	Weighted Average Grant Date Fair Value Per Share	Total	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at January 1, 2013	1,098,563	$16.96	531,185	$18.49	1,629,748	$17.46	2.18
Awards granted	239,388	23.84	311,540	24.35	550,928	24.13
Performance awards adjustment (1)	-	-	49,972	17.55	49,972	17.55
Awards released	(161,078)	16.51	(206,409)	18.90	(367,487)	17.85
Awards forfeited	(65,374)	16.52	(27,056)	17.91	(92,430)	16.93
Outstanding at March 31, 2013	1,111,499	$18.53	659,232	$21.09	1,770,731	$19.48	2.31

(1)	The performance awards adjustment reflects the change in management’s probability assessment as of March 31, 2013 of the number of PSUs that will ultimately vest.

The intrinsic value related to restricted stock released for the three months ended March 31, 2013 and 2012 was $8.7 million and $2.0 million, respectively. The total intrinsic value of restricted stock outstanding at March 31, 2013 and December 31, 2012, was $43.2 million and $36.3 million, respectively. At March 31, 2013, unamortized compensation expense related to unvested restricted stock was approximately $25.4 million with a weighted-average remaining recognition period of 2.3 years. However, if the highest pre-determined performance targets related to the PSUs are met, unamortized compensation expense will increase by approximately $19.8 million.

2010 PSU Awards:

On February 25, 2010, the Board granted 416,000 PSUs to the Company’s executive officers (“2010 Executive PSUs”). These performance units generally vested over four years, with a graded acceleration feature that allowed all or a portion of these awards to be accelerated if certain performance conditions were satisfied. The number of shares to be accelerated was based on achieving certain performance targets as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion.  In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2010 Executive PSUs were met and therefore accelerated the vesting of the remaining awards in February 2013.  As of March 31, 2013, there were no unvested or unreleased 2010 Executive PSUs.

2011 CEO Awards:

The Company granted 153,000 time-based RSUs to its CEO on February 8, 2011. In the fourth quarter of 2011, the Compensation Committee proposed modifying half of the time-based RSUs to PSUs and on February 7, 2012, the Board approved the performance goals based on the Company’s 2012 revenue (“2012 Modification”). The time-based RSUs that were not modified vested over two years on a quarterly basis from February 2011 to February 2013. The PSUs vested upon achievement of the pre-determined performance goals and the CEO’s continued employment through the date that the Compensation Committee approves the release of the shares. The maximum number of PSUs the CEO may receive was 100% of the RSUs originally granted. In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2012 Modification were met and therefore the PSUs were released in February 2013.  As of March 31, 2013, there were no unvested or unreleased 2011 CEO Awards.

2012 RSU and PSU Awards:

On February 14, 2012, the Board granted 413,000 awards to the Company’s executive officers. 50% of the RSUs granted to Company’s executive officers vest over two years on a quarterly basis (“2012 Time-based RSUs”) and 50% of the units represents a target number of RSUs awarded upon achievement of certain  goals (“2012 Executive PSUs”) for the Company’s revenue in 2013. Half of the 2012 Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares. The remainder vests over the following two years on a quarterly basis. The maximum number of 2012 Executive PSUs that can be released to an executive employee is 300% of the PSUs originally granted. The PSUs earned will be reduced by a maximum of 15% in the event that the Company’s total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company’s compensation peer group, is below a specified percentile for calendar years 2012 and 2013.

Based on the Company’s revenue forecast as of March 31, 2013, the Company has determined that it is probable that it will be able to exceed the pre-determined performance goals. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

On April 24, 2012, the Company granted 344,650 awards to its existing non-executive employees. These grants include 219,317 time-based RSUs, which generally vest over two years on a quarterly basis, and 125,333 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2013 (“2012 Non-Executive PSUs”). Half of the 2012 Non-Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vests over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s revenue forecast as of March 31, 2013, the Company has determined that it is probable that it will be able to achieve the pre-determined performance goals such that the majority of the PSUs granted will vest for the 2012 Non-Executive PSUs. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

2013 RSU and PSU Awards:

On February 5, 2013, the Board granted 293,760 awards to the Company’s executive officers. 25% of the RSUs granted to Company’s executive officers vest over two years on a quarterly basis (“2013 Time-based RSUs”) and 75% of the units represents a target number of RSUs awarded upon achievement of certain  goals (“2013 Executive PSUs”) for the Company’s revenue in 2014. Half of the 2013 Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares. The remainder vests over the following two years on a quarterly basis. The maximum number of 2013 Executive PSUs that can be released to an executive employee is 300% of the PSUs originally granted.

On February 5, 2013, the Company granted 215,433 awards to its existing non-executive employees. These grants include 124,211 time-based RSUs, which generally vest over two years on a quarterly basis, and 91,222 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). Half of the 2013 Non-Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vests over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s revenue forecast as of March 31, 2013, the Company has determined that it is probable that it will be able to achieve the pre-determined performance goals such that 100% of the PSUs granted will vest for the 2013 Executive PSUs and the 2013 Non-Executive PSUs. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

2004 Employee Stock Purchase Plan

For the three months ended March 31, 2013 and 2012, 65,247 and 97,247 shares, respectively, were issued under the 2004 Employee Stock Purchase Plan. The following is a summary of the Purchase Plan and changes during the three months ended March 31, 2013:

Available shares as of January 1, 2013	4,217,960
Additions to plan	713,466
Purchases	(65,247)
Available shares as of March 31, 2013	4,866,179

The intrinsic value for stock purchased was $0.5 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The unamortized expense as of March 31, 2013 was $198,000, which will be recognized over 0.4 year. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For three months ended March 31, 2013 and 2012, the following assumptions were used in the valuation:

	Three months ended March 31,
	2013	2012
Expected term (years)	0.5	0.5
Expected volatility	28.5%	50.7%
Risk-free interest rate	0.1%	0.1%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the three months ended March 31, 2013 and 2012 were $1.2 million and $1.0 million, respectively.

3. Inventories - Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Work in progress	$24,963	$20,992
Finished goods	9,986	11,123
Total inventories	$34,949	$32,115

4. Accrued Liabilities- Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred revenue and customer prepayments	$2,885	$2,198
Stock rotation reserve	1,554	961
Legal expenses and settlement costs	599	402
Warranty	275	331
Other	2,366	2,023
Total accrued liabilities	$7,679	$5,915

A roll-forward of the warranty reserve is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of year	$331	$561
Warranty provision for product sales	103	101
Settlements made during the period	(93)	(6)
Unused warranty provision	(66)	(83)
Balance at end of period	$275	$573

5. Net Income per Share — Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.  The Company has securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$2,499	$2,995

Denominator:
Weighted average outstanding shares used to compute basic net income per share	36,259	34,105
Effect of dilutive securities	1,449	1,433
Weighted average outstanding shares used to compute diluted net income per share	37,708	35,538

Net income per share - basic	$0.07	$0.09
Net income per share - diluted	$0.07	$0.08

For the three months ended March 31, 2013 and 2012, approximately 0.2 million and 2.1 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to or measure the performance of, individual product families. The Company derives a substantial majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to location.

The following is a list of customers whose sales exceeded 10% of revenue for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Customers	2013	2012

A	34%	29%

Reflecting consolidations in recent years among distributors, the Company corrected the 2012 amount reported in the table above from the amounts previously reported to disclose a group of entities under common control as a single customer, rather than as separate customers. Under the corrected disclosure, Customer A is reported as representing 29% of the Company's total revenue for the three months ended March 31, 2012 (rather than as two separate customers representing 15% and 14% of revenue as previously reported). This correction had no impact on the Company's condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of cash flows or condensed consolidated statements of comprehensive income.

The following is a summary of revenue by geographic region based on customers’ ship-to location (in thousands):

	Three months ended March 31,
Country	2013	2012
China	$26,779	$29,093
Taiwan	7,519	6,415
Europe	3,950	4,190
Japan	1,521	2,306
Korea	2,418	1,959
USA	1,901	1,112
Rest of Asia	7,329	5,054
Other	53	355
Total	$51,470	$50,484

The following is a summary of revenue by product family (in thousands):

	Three months ended March 31,
Product Family	2013	2012
DC to DC converters	$46,442	$44,342
Lighting control products	5,028	6,142
Total	$51,470	$50,484

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31, 2013	December 31, 2012
China	$38,694	$37,071
USA	25,085	23,163
Taiwan	83	90
Japan	49	57
Other	65	55
Total	$63,976	$60,436

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

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment. As of March 31, 2013, the Company did not record the award as income as payment has not been received.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company will receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three months ended March 31, 2013 and 2012, the Company received payments totaling $400,000 and $300,000, respectively, which were recorded as credits to litigation expense (benefit) in the Condensed Consolidated Statements of Operations.

8. Fair Value Measurements

The following is a schedule of Company’s cash and cash equivalents, short-term investments and long-term investments (in thousands):

	Estimated Fair Market Value as of
	March 31, 2013	December 31, 2012
Cash, cash equivalents and investments
Cash in banks	$73,486	$59,145
Money market funds	19,801	15,959
Government agencies / treasuries	81,756	85,521
Auction-rate securities backed by student-loan notes	11,715	11,755
Total cash, cash equivalents and investments	$186,758	$172,380

Reported as:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$93,287	$75,104
Short-term investments	81,756	85,521
Long-term investments	11,715	11,755
Total cash, cash equivalents and investments	$186,758	$172,380

The contractual maturities of the Company’s investments classified as available-for-sale is as follows (in thousands):

	March 31, 2013	December 31, 2012
Due in less than 1 year	$60,794	$52,880
Due in 1 - 5 years	20,962	32,641
Due in greater than 5 years	11,715	11,755
	$93,471	$97,276

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

The following table details the fair value measurements within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at March 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$19,801	$19,801	$-	$-
US treasuries and US government agency bonds	81,756	-	81,756	-
Long-term available-for-sale auction-rate securities	11,715	-	-	11,715
	$113,272	$19,801	$81,756	$11,715

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,959	$15,959	$-	$-
US treasuries and US government agency bonds	85,521	-	85,521	-
Long-term available-for-sale auction-rate securities	11,755	-	-	11,755
	$113,235	$15,959	$85,521	$11,755

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of March 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$19,801	$-	$-	$19,801	$-
US treasuries and US government agency bonds	81,724	38	(6)	81,756	15,363
Auction-rate securities backed by student-loan notes	12,220	-	(505)	11,715	11,715
	$113,745	$38	$(511)	$113,272	$27,078

	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,959	$-	$-	$15,959	$-
US treasuries and US government agency bonds	85,483	45	(7)	85,521	14,121
Auction-rate securities backed by student-loan notes	12,245	-	(490)	11,755	11,755
	$113,687	$45	$(497)	$113,235	$25,876

At March 31, 2013, fixed income available-for-sale securities included $81.8 million securities issued by government agencies and treasuries which are classified as short-term investments on the Condensed Consolidated Balance Sheet. The Company also had $19.8 million invested in money market funds. At March 31, 2013, there was $6,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.  At March 31, 2013, the Company also had $11.7 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

At December 31, 2012, fixed income available-for-sale securities included $85.5 million securities issued by government agencies and treasuries which are classified as short-term investments on the Condensed Consolidated Balance Sheet. The Company also had $16.0 million invested in money market funds. At December 31, 2012, there was $7,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.  At December 31, 2012, the Company also had $11.8 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Auction-Rate Securities
Beginning balances at January 1, 2013	$11,755
Sales and settlement at par	(25)
Total realized and unrealized gains (losses):
Included in interest income and other, net	-
Included in other comprehensive income	(15)
Ending balance at March 31, 2013	$11,715

The Company’s investment portfolio as of March 31, 2013 included $11.7 million in government-backed student loan auction-rate securities, net of impairment charges of $535,000, of which $505,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of March 31, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

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

5.	$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 72% of the original portfolio have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The Company’s portfolio includes two such securities. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2012, the Company was able to redeem a security at face value for which an other-than-temporary impairment of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest income and other, net, in our Condensed Consolidated Statement of Operations.

 Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par, which the Company believes could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities, the Company used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	March 31, 2013			December 31, 2012
Time-to-liquidity (months)	24			24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	1.7%			1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.5%	-	7.3%, depending on the credit-rating of the security	2.5%	-	7.3% depending on the credit-rating of the security

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

9.   Income Taxes

The income tax benefit for the three months ended March 31, 2013 was ($204,000), or (8.9)% of the Company’s profit before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and releases of RSUs. The income tax provision for the three months ended March 31, 2012 was $309,000, or 9.4% of the income before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit the Company realized as a result of stock option exercises and the releases of RSUs.

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of “buy-in payments” made by the Company’s international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. The methodology resulting in the largest potential adjustment, if the IRS were to prevail on all matters in dispute, would result in  potential federal and state income tax liabilities of up to $37.0 million, plus interest and penalties, if any. The Company believes that the IRS's position in the NOPA is incorrect and that its tax returns for those years were correct as filed. The Company is contesting these proposed adjustments vigorously. In February 2012, the Company received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, has decreased to $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012, but has not yet received a response from the IRS. As of March 2013, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to October 31, 2013.

Our French entity is currently under audit for taxable year 2009 and 2010 for which the Company is in the process of responding to questions raised.   Aside from the U.S. and France, there are no other material income tax audits.

The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. Based on the technical merits of its tax return filing positions, the Company believes that it is more-likely-than-not the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.

As of March 31, 2013, the Company had unrecognized tax benefits of approximately $13.7 million. Included in this balance is approximately $4.9 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate after considering the valuation allowance.  It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits. However, as of March 31, 2013 the Company does not expect to significantly change its unrecognized tax benefits within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of March 31, 2013 and March 31, 2012.

10.  Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013 (in thousands):

	Auction Rate Securities Valuation Reserve Adjustment	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation	Tax	Total

Beginning balance	$(490)	$40	$4,625	$-	$4,175
Other comprehensive income (loss) before reclassifications	(15)	(6)	303	-	282
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	-	(1)
Net current period other comprehensive income (loss)	(15)	(7)	303	-	281
Ending balance	$(505)	$33	$4,928	$-	$4,456

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Consolidated Statement of Operations

Unrealized gains on available-for-sale securities	$1	Interest income (expense) and other, net
	-	Income tax provision
	1	Total, net of tax

Total reclassifications for the period	$1	Total, net of tax

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

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this quarterly report on Form 10-Q and, in particular, in the section entitled “Part II. Other Information, Item 1A. Risk Factors”. Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our annual reports on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 5, 2013 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. 89% of our revenue for each of the quarters ended March 31, 2013 and 2012, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our condensed consolidated financial statements.

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

Approximately 93% of our distributor sales, including sales to our value-added resellers, for the three months ended March 31, 2013 were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

Approximately 7% of our distributor sales for the three months ended March 31, 2013 were made through small distributors primarily based on purchase orders. These distributors also have limited or no stock rotation rights.

Our revenue consists primarily of sales of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers, and we receive royalty revenue from third parties and value-added resellers.

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to our condensed consolidated financial statements.  In the future, if we are unable to estimate our stock rotation returns accurately, we may not be able to recognize revenue from sales to our distributors based on when we sell inventory to our distributors. Instead, we may have to recognize revenue when the distributor sells through such inventory to an end-customer.

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

Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred income balance from these two distributors as of March 31, 2013 and December 31, 2012 was $1.6 million and $1.4 million, respectively.

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

Accounting for Income Taxes. ASC 740-10 Income Taxes – Overall prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

 As of March 31, 2013 and December 31, 2012, we had a valuation allowance for each period of $12.5 million, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

The Company incurred significant stock-based compensation expense, some of which related to incentive stock options and employees stock purchase plans for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Contingencies. We and certain of our subsidiaries are parties to actions and proceedings incidental to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25-2 Contingencies – Loss Contingencies - Recognition to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

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

Based on certain assumptions described in Note 8, “Fair Value Measurements” to our condensed consolidated financial statements and the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2013		2012
	(in thousands, except percentages)

Revenue	$51,470	100.0%	$50,484	100.0%
Cost of revenue	24,085	46.8	24,074	47.7
Gross profit	27,385	53.2	26,410	52.3

Operating expenses:
Research and development	12,123	23.5	11,118	22.0
Selling, general and administrative	13,258	25.8	11,966	23.7
Litigation expense (benefit), net	(301)	(0.6)	128	0.3
Total operating expenses	25,080	48.7	23,212	46.0

Income from operations	2,305	4.5	3,198	6.3
Interest income and other, net	(10)	(0.0)	106	0.2

Income before income taxes	2,295	4.5	3,304	6.5
Income tax provision	(204)	(0.4)	309	0.6

Net income	$2,499	4.9%	$2,995	5.9%

Revenue

The following table shows our revenue by product family:

	Three months ended March 31,
Product Family	2013	% of Revenue	2012	% of Revenue	Percent Change
	(In thousands, except percentages)
DC to DC converters	$46,442	90.2%	$44,342	87.8%	4.7%
Lighting control products	5,028	9.8%	6,142	12.2%	(18.1%)
Total	$51,470	100.0%	$50,484	100.0%	2.0%

Revenue for the three months ended March 31, 2013 was $51.5 million, an increase of $1.0 million, or 2%, from $50.5 million for the three months ended March 31, 2012. This increase was primarily due to increased demand for our DC to DC converters which was partially offset by decreased demand for our lighting control products. Revenue from our DC to DC converters was $46.4 million, an increase of $2.1 million, or 5%, over the same period in 2012 primarily due to increased demand for our Mini-Monster products. Revenue from our lighting control products for the three months ended March 31, 2013 was $5.0 million, a decrease of $1.1 million or 18% compared with the same period in 2012 primarily due to reductions in demand for our CCFL and WLED products for backlighting applications.

Cost of Revenue and Gross Margin

	Three months ended March 31,
	2013	2012	Percent Change
	(in thousands, except percentages)
Cost of revenue (1)	$24,085	$24,074	0%
Cost of revenue as a percentage of revenue	46.8%	47.7%
Gross profit	$27,385	$26,410	4%
Gross margin	53.2%	52.3%
(1) Includes stock-based compensation expense	$156	$95

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross profit as a percentage of revenue, or gross margin, was 53.2% for the three months ended March 31, 2013, compared to 52.3% for the three months ended March 31, 2012. The increase in gross profit margin year-over-year was primarily due to an improved product mix offset in part by lower overhead capitalization compared to the same period in 2012.

Research and Development

Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Three months ended March 31,
	2013	2012	Percent Change
	(in thousands, except percentages)
Research and development ("R&D") (1)	$12,123	$11,118	9%
R&D as a percentage of revenue	23.5%	22.0%
(1) Includes stock-based compensation expense	$1,373	$1,266

R&D expenses were $12.1 million, or 23.5% of revenue, for the three months ended March 31, 2013 and $11.1 million, or 22.0% of revenue, for the three months ended March 31, 2012. R&D expenses increased year-over-year primarily due to an increase in expenses associated with new product development partially offset by lower bonus accrual. Our R&D headcount as of March 31, 2013 was 398 employees, compared with 387 employees as of March 31, 2012.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, outside legal and accounting fees, and fees associated with Sarbanes-Oxley compliance requirements.

	Three months ended March 31,
	2013	2012	Percent Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A") (1)	$13,258	$11,966	11%
SG&A as a percentage of revenue	25.8%	23.7%
(1) Includes stock-based compensation expense	$3,131	$1,954

SG&A expenses were $13.3 million, or 25.8% of revenue, for the three months ended March 31, 2013 and $12.0 million, or 23.7% of revenue, for the three months ended March 31, 2012. SG&A expenses increased year-over-year primarily due to an increase in stock-based compensation expenses compared to the same period in 2012. Our SG&A headcount was 253 employees as of March 31, 2013, compared with 242 employees as of March 31, 2012.

Litigation Expense (Benefit), net

	Three months ended March 31,
	2013	2012	Percent Change
	(in thousands, except percentages)
Litigation expense (benefit)	$(301)	$128	-335%
Litigation expense as a percentage of revenue	-0.6%	0.3%

Litigation benefit, net, was $0.3 million, or (0.6)% of revenue, for the three months ended March 31, 2013, compared to an expense of $0.1 million, or 0.3% of revenue, for the three months ended March 31, 2012. The year-over-year decrease in litigation expense was primarily due to $0.4 million received in connection with a settlement reached with Silergy. This payment was recorded as a credit to litigation expense (benefit), net, in the Condensed Consolidated Statements of Operations.

Interest Income (Expense) and Other, Net

For the three months ended March 31, interest income (expense) and other, net, was an expense of ($10,000) in 2013 and income of $106,000 in 2012.  Interest income and other fell year-over-year primarily due to a higher foreign exchange loss.

Income Tax Provision

The income tax benefit for the three months ended March 31, 2013 was ($204,000), or (8.9%) of our profit before income taxes. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and the releases of RSUs. The income tax provision for the three months ended March 31, 2012 was $309,000, or 9.4% of the income before income taxes. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit the Company realized as a result of stock option exercises and the releases of RSUs.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$93,287	$75,104
Short-term investments	81,756	85,521
Total cash, cash equivalents and short-term investments	$175,043	$160,625
Percentage of total assets	56.3%	55.9%

Total current assets	$234,431	$214,301
Total current liabilities	(27,810)	(23,460)
Working capital	$206,621	$190,841

As of March 31, 2013, we had cash and cash equivalents of $93.3 million and short-term investments of $81.8 million, compared with cash and cash equivalents of $75.1 million and short-term investments of $85.5 million as of December 31, 2012. The increase of $18.2 million in cash and cash equivalents was primarily due to net proceeds from short-term investments, cash generated from operating activites, proceeds from the exercise of stock options, and stock sold through our Employee Stock Purchase Plan (ESPP) offset in part by investment in equipment. As of March 31, 2013, $47.6 million of the $93.3 million of cash and cash equivalents and $17.0 million of the $81.8 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of March 31, 2013, we had working capital of $206.6 million, compared with working capital of $190.8 million as of December 31, 2012. The $15.8 million increase in working capital was due to a $20.1 million net increase in current assets net of a $4.3 million increase in current liabilities. The increase in current assets was primarily due to increase in cash and cash equivalents, accounts receivable and inventories, which were partially offset by reduction in short- term investments and prepaid expenses. The increase in cash and cash equivalents was primarily due to cash generated from operating activities and proceeds from exercises of stock options and ESPP purchase. In addition, accounts receivable increased primarily reflecting an increase in shipments. The increase in current liabilities was primarily due to increases in accounts payable and accrued liabilities.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) our operating, investing and financing activities for the periods presented:

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$6,704	$6,219
Cash provided by (used in) investing activities	250	(29,190)
Cash provided by financing activities	11,138	5,121
Effect of exchange rate changes on cash and cash equivalents	91	210
Net increase (decrease) in cash and cash equivalents	$18,183	$(17,640)

For the three months ended March 31, 2013, net cash provided by operating activities was $6.7 million, primarily due to cash contributed from our operating results during the year, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in shipments in the first quarter of 2013 and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand.

For the quarter ended March 31, 2013, net cash provided by investing activities was $0.3 million reflecting net proceeds of $3.7 million from short-term investments, which was offset by $3.4 million of equipment and software purchases.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities and auction-rate securities. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

As of March 31, 2013 our investment portfolio included $11.7 million, in government-backed student loan auction-rate securities, net of impairment charges of $535,000, of which $505,000 was temporary and $30,000 was other-than-temporary. This compares to an investment balance of auction-rate securities as of December 31, 2012 of $11.8 million, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of March 31, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

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

5.	$6.3 million of the auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009.;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities representing 72% of the original portfolio have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, we evaluated the potential credit loss of each of the auction-rate securities that are currently held by us. Based on such analysis, we determined that those securities that are not 100% Federal Family Education Loan Program (FFELPS) guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The senior parity ratio for the two securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. We therefore concluded that there is potential credit risk for these two securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that we were receiving on these securities when the market was last active. During the year ended December 31, 2009, the potential credit loss associated with these securities was $70,000, which we deemed other-than-temporary and recorded in other expense in its Condensed Consolidated Statement of Operations during 2009. There have been no such losses since. During the year ended December 31, 2012, we were able to redeem one of these two securities at par and therefore, recognized a gain of $40,000 in interest income and other, net, in our Condensed Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities at March 31, 2013 and December 31, 2012, we used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to-liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

The following are the values used in the discounted cash flow model:

	March 31, 2013			December 31, 2012
Time-to-liquidity (months)	24			24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	1.7%			1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	2.5%	-	7.3%, depending on the credit-rating of the security	2.5%	-	7.3% depending on the credit-rating of the security

Net cash provided by financing activities for the quarter ended March 31, 2013 was $11.1 million primarily reflecting a combined $9.8 million of cash received from the exercise of stock options and $1.2 million cash received from stock sold through our ESPP. Net cash provided by financing activities for the three months ended March 31, 2012 was $5.1 million, primarily from the proceeds from the exercise of stock options in the amount of $4.0 million and proceeds of $1.0 million in cash received from stock sold through our ESPP.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from our operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Condensed Consolidated Statement of Cash Flows.

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

Contractual Obligations and Off Balance Sheet Arrangements

We lease our research and development and sales offices in the United States, Japan, China, Taiwan and Korea. Certain of our facility leases provide for periodic rent increases.

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

As of March 31, 2013, our total outstanding purchase commitments were $16.4 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $15.5 million as of December 31, 2012.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 5, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013. During the three months ended March 31, 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company and certain of its subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders, a former employee and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2013, the Company did not record the award as income as payment has not been received.

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $300,000 in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company will receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder will be paid in two equal installments in first two quarters of 2013. For the three months ended March 31, 2013 and 2012, the Company received payments totaling $400,000 and $300,000, respectively, which were recorded as credits to litigation expense (benefit) in the Condensed Consolidated Statements of Operations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2013, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenues from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 34% of revenue for the three months ended March 31, 2013 and 29% of revenue for the three months ended March 31, 2012. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 34% of our total revenue for the year ended March 31, 2013. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows. As of March 2013, the Company agreed to grant the IRS an extension of the statute of limitation for our tax years 2005-2007 till October 31, 2013.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities (see Note 9, “Income Taxes”, to our condensed consolidated financial statements). We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At March 31, 2013, the Company’s investment portfolio included $11.7 million, net of impairment charges of $535,000, in government-backed student loan auction-rate securities. As of that date, $12.2 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

Based on certain assumptions described in Note 8, “Fair Value Measurements”, to our condensed consolidated financial statements and the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, we recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 14% of our outstanding common stock as of March 31, 2013. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Not Applicable.

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

Dated: May 2, 2013
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