Form 10-Q
period 2013-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2013-08-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 37,636,888 shares of the registrant’s common stock issued and outstanding as of July 31, 2013.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$101,735	$75,104
Short-term investments	87,884	85,521
Accounts receivable, net of allowances of $10 as of June 30, 2013 and $20 as of December 31, 2012	20,319	19,383
Inventories	40,268	32,115
Deferred income tax assets, net - current	15	1
Prepaid expenses and other current assets	1,731	2,177
Total current assets	251,952	214,301
Property and equipment, net	67,281	59,412
Long-term investments	11,698	11,755
Deferred income tax assets, net - long-term	669	669
Other assets	994	1,025
Total assets	$332,594	$287,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,954	$9,859
Accrued compensation and related benefits	10,085	7,686
Accrued liabilities	7,574	5,915
Total current liabilities	32,613	23,460

Long-term liabilities	1,000	-
Non-current income tax liabilities	5,019	5,408
Total liabilities	38,632	28,868
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 37,336 and 35,673 as of June 30, 2013 and December 31, 2012, respectively	220,648	194,079
Retained earnings	68,029	60,040
Accumulated other comprehensive income	5,285	4,175
Total stockholders’ equity	293,962	258,294
Total liabilities and stockholders’ equity	$332,594	$287,162

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$57,714	$58,607	$109,184	$109,091
Cost of revenue (1)	26,786	27,435	50,871	51,509

Gross profit	30,928	31,172	58,313	57,582
Operating expenses:
Research and development (1)	12,478	12,468	24,601	23,586
Selling, general and administrative (1)	13,793	12,167	27,051	24,133
Litigation benefit	(257)	(244)	(558)	(116)

Total operating expenses	26,014	24,391	51,094	47,603

Income from operations	4,914	6,781	7,219	9,979
Interest and other income, net	218	359	208	465

Income before income taxes	5,132	7,140	7,427	10,444
Income tax provision (benefit)	(357)	548	(562)	857

Net income	$5,489	$6,592	$7,989	$9,587

Basic net income per share	$0.15	$0.19	$0.22	$0.28
Diluted net income per share	$0.14	$0.18	$0.21	$0.27
Weighted average common shares outstanding:
Basic	37,053	34,665	36,657	34,385
Diluted	38,239	35,997	38,019	35,660

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$146	$118	$302	$213
Research and development	1,693	1,524	3,066	2,790
Selling, general and administrative	3,351	2,187	6,482	4,141
Total stock-based compensation expense	$5,190	$3,829	$9,850	$7,144

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$5,489	$6,592	$7,989	$9,587
Other comprehensive income, net of tax:
Auction-rate securities valuation adjustments, net of $0 tax for the three and six months ended June 30, 2013 and 2012	(17)	9	(32)	99
Unrealized gain (loss) on available-for-sale securities, net of $0 tax for the three and six months ended June 30, 2013 and 2012	(15)	10	(22)	(6)
Foreign currency translation adjustments, net of $0 tax for the three and six months ended June 30, 2013 and 2012	862	(2)	1,164	396
Total other comprehensive income, net of tax	830	17	1,110	489
Comprehensive income	$6,319	$6,609	$9,099	$10,076

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$7,989	$9,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,711	4,453
Loss on disposal of property and equipment	-	79
Amortization and realized gain on available-for-sale securities	204	87
Gain on auction-rate securities	-	(40)
Deferred income tax assets	-	(2)
Tax benefit from stock option transactions	4,877	1,929
Excess tax benefit from stock option transactions	-	(767)
Stock-based compensation	9,850	7,144
Changes in operating assets and liabilities:
Accounts receivable	(936)	(6,318)
Inventories	(8,140)	(9,350)
Prepaid expenses and other current assets	452	(297)
Accounts payable	4,057	5,912
Accrued liabilities	1,775	(999)
Accrued income taxes payable and noncurrent tax liabilities	(6,014)	(834)
Accrued compensation and related benefits	2,392	1,708
Net cash provided by operating activities	22,217	12,292

Cash flows from investing activities:
Property and equipment purchases	(10,801)	(13,184)
Proceeds from sale of property and equipment	-	13
Purchases of short-term investments	(40,385)	(86,774)
Proceeds from sale of short-term investments	37,800	61,518
Proceeds from sale of long-term investments	25	2,100
Net cash used in investing activities	(13,361)	(36,327)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,184	7,341
Proceeds from employee stock purchase plan	1,167	1,036
Excess tax benefits from stock option transactions	-	767
Net cash provided by financing activities	17,351	9,144
Effect of change in exchange rates	424	164
Net increase (decrease) in cash and cash equivalents	26,631	(14,727)
Cash and cash equivalents, beginning of period	75,104	96,371
Cash and cash equivalents, end of period	$101,735	$81,644
Supplemental disclosures for cash flow information:
Cash paid for taxes	$581	$423
Supplemental disclosures of non-cash investing and financing activities:
Unpaid property and equipment purchases	$3,744	$4,414
Temporary impairment of auction-rate securities	$32	$(99)

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 5, 2013.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 5, 2013.

Recently Adopted Accounting Pronouncement

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

2. Stock-Based Compensation

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Non-employee	$-	$6	$-	$11
Employee stock purchase plan	139	179	331	390
Restricted stock	4,772	2,881	8,906	5,061
Stock options	279	763	613	1,682
	$5,190	$3,829	$9,850	$7,144

The income tax benefit for stock-based compensation expenses was $48,000 and $11,000 for the three months ended June 30, 2013 and 2012, respectively. The income tax benefit for stock-based compensation expenses was $95,000 and $113,000 for the six months ended June 30, 2013 and 2012, respectively.

2014 Equity Incentive Plan

The Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the Company’s stockholders approved the 2014 Plan at the Company’s Annual Meeting of Stockholders in June 2013. The 2014 Plan will become effective on November 13, 2014, the day after the 2004 Equity Incentive Plan (the “2004 Plan”) expires. Once the 2004 Plan expires, the Company will no longer be able to grant equity awards under the 2004 Plan, and any shares otherwise remaining available for future grants under the 2004 Plan will no longer be available for issuance. The 2014 Plan provides for the issuance of up to 5,500,000 shares and will expire on November 13, 2024.

2004 Equity Incentive Plan

The following is a summary of the 2004 Plan, which includes stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”):

Available for grant as of January 1, 2013	4,957,244
Additions to plan	1,783,664
Grants	(561,928)
Performance awards adjustment (1)	(173,265)
Cancellations	108,274
Available for grant as of June 30, 2013	6,113,989

_____________________

(1) The performance awards adjustment reflects the change in management’s probability assessment as of June 30, 2013 of the number of PSUs that will ultimately vest. See “Restricted Stock” section for details.

Restricted Stock

A summary of the RSUs and PSUs is presented in the table below:

	RSU's	Weighted Average Grant Date Fair Value Per Share	PSUs	Weighted Average Grant Date Fair Value Per Share	Total	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at January 1, 2013	1,098,563	$16.96	531,185	$18.49	1,629,748	$17.46	2.18
Awards granted	250,388	23.72	311,540	24.35	561,928	24.07
Performance awards adjustment (1)	-	-	173,265	18.05	173,265	18.05
Awards released	(281,080)	17.18	(206,409)	18.90	(487,489)	17.91
Awards forfeited	(72,505)	16.59	(28,888)	17.99	(101,393)	16.99
Outstanding at June 30, 2013	995,366	$18.63	780,693	$20.64	1,776,059	$19.51	2.09

 _____________________

    (1) The performance awards adjustment reflects the change in management’s probability assessment as of June 30, 2013 of the number of PSUs that will ultimately vest.

The intrinsic value related to restricted stock released for the three months ended June 30, 2013 and 2012 was $2.9 million and $2.4 million, respectively. The intrinsic value related to restricted stock released for the six months ended June 30, 2013 and 2012 was $11.5 million and $4.4 million, respectively. The total intrinsic value of restricted stock outstanding at June 30, 2013 and December 31, 2012 was $42.8 million and $36.3 million, respectively. At June 30, 2013, unamortized compensation expense related to unvested restricted stock was approximately $24.3 million, with a weighted-average remaining recognition period of 2.1 years.

2010 PSU Awards:

On February 25, 2010, the Board granted 416,000 PSUs to the Company’s executive officers (“2010 Executive PSUs”). These performance units generally vested over four years, with a graded acceleration feature that allowed all or a portion of these awards to be accelerated if certain performance conditions were satisfied. The number of shares to be accelerated was based on achieving certain performance targets as set forth in the Company’s annual operating plan approved by the Board, as determined by the Compensation Committee in its sole discretion.  In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2010 Executive PSUs were met and therefore accelerated the vesting of the remaining awards in February 2013.  As of June 30, 2013, there were no unvested or unreleased 2010 Executive PSUs.

2011 CEO Awards:

The Company granted 153,000 time-based RSUs to its CEO on February 8, 2011. In the fourth quarter of 2011, the Compensation Committee proposed modifying half of the time-based RSUs to PSUs and on February 7, 2012, the Board approved the performance goals based on the Company’s 2012 revenue (“2012 Modification”). The time-based RSUs that were not modified vested over two years on a quarterly basis from February 2011 to February 2013. The PSUs vested upon achievement of the pre-determined performance goals and the CEO’s continued employment. The maximum number of PSUs the CEO may receive was 100% of the RSUs originally granted. In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2012 Modification were met and therefore the PSUs were released in February 2013.  As of June 30, 2013, there were no unvested or unreleased 2011 CEO Awards.

2012 RSU and PSU Awards:

On February 14, 2012, the Board granted 413,000 awards to the Company’s executive officers. 50% of the RSUs granted to Company’s executive officers vest over two years on a quarterly basis and 50% of the units represent a target number of RSUs awarded upon achievement of certain  goals (“2012 Executive PSUs”) for the Company’s revenue in 2013. Half of the 2012 Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares. The remainder vests over the following two years on a quarterly basis. The maximum number of 2012 Executive PSUs that can be released to an executive employee is 300% of the PSUs originally granted. The PSUs earned will be reduced by a maximum of 15% in the event that the Company’s total shareholder return (“TSR”), defined as the cumulative change in share price plus dividends, as compared to the Company’s compensation peer group, is below a specified percentile for calendar years 2012 and 2013.

Based on the Company’s revenue forecast as of June 30, 2013, the Company has determined that it is probable that it will be able to exceed the pre-determined performance goals. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

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

Based on the Company’s revenue forecast as of June 30, 2013, the Company has determined that it is probable that it will be able to achieve or exceed the pre-determined performance goals such that the majority of the 2012 Non-Executive PSUs will vest. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

 2013 RSU and PSU Awards:

On February 5, 2013, the Board granted 293,760 awards to the Company’s executive officers. 25% of the RSUs granted to Company’s executive officers vest over two years on a quarterly basis and 75% of the units represents a target number of RSUs awarded upon achievement of certain  goals (“2013 Executive PSUs”) for the Company’s revenue in 2014. Half of the 2013 Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares. The remainder vests over the following two years on a quarterly basis. The maximum number of 2013 Executive PSUs that can be released to an executive employee is 300% of the PSUs originally granted.

On February 5, 2013, the Company granted 215,433 awards to its existing non-executive employees. These grants include 124,211 time-based RSUs, which generally vest over two years on a quarterly basis, and 91,222 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). Half of the 2013 Non-Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vest over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s 2014 revenue forecast as of June 30, 2013, the Company has determined that it is probable that it will be able to achieve the pre-determined performance goals such that 100% of the 2013 Executive PSUs and the 2013 Non-Executive PSUs will vest. Stock-based compensation for the PSUs expected to meet the pre-determined goals is determined based on grant date fair value adjusted for expected forfeiture rate and is being amortized over the requisite service period of each separate vesting tranche. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

Stock Options

A summary of the status of the Company’s stock option plans during the six months ended June 30, 2013 is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013 (3,603,762 options exercisable at a weighted-average exercise price of $15.59 per share)	3,813,361	$15.62	2.56	$25,379,573
Options granted	-	-
Options exercised	(1,110,102)	14.58
Options forfeited and expired	(6,881)	19.31
Outstanding at June 30, 2013	2,696,378	$16.04	2.14	$21,804,890
Options exercisable at June 30, 2013 and expected to become exercisable	2,690,171	$16.04	2.13	$21,741,742
Options vested and exercisable at June 30, 2013	2,564,933	$16.08	2.01	$20,644,282

Total intrinsic value of options exercised was $5.4 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively. Total intrinsic value of options exercised was $10.9 million and $5.5 million for the six months ended June 30, 2013 and 2012, respectively. The net cash proceeds from the exercise of stock options were $6.3 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively. The net cash proceeds from the exercise of stock options were $16.2 million and $7.3 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, unamortized compensation expense related to unvested options was approximately $0.9 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.7 years.

The Company used the following weighted-average assumptions to determine the fair value of the options awards:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected term (years)	4.1	3.8	4.0	4.1
Expected volatility	50.0%	53.4%	51.0%	53.4%
Risk-free interest rate	0.7%	0.6%	0.7%	0.6%
Dividend yield	-	-	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine its estimated expected volatility. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero as the Company generally has not paid dividends. The cash dividend paid in December 2012 was a special dividend. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

Employee Stock Purchase Plan

No shares were issued under the 2004 Employee Stock Purchase Plan (the “ESPP”) for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, 65,247 and 97,247 shares, respectively, were issued under the ESPP. The following is a summary of the ESPP and changes during the six months ended June 30, 2013:

Available shares as of January 1, 2013	4,217,960
Additions to plan	713,466
Purchases	(65,247)
Available shares as of June 30, 2013	4,866,179

The intrinsic value of stock purchased was $0.5 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. The unamortized expense as of June 30, 2013 was $69,000, which will be recognized over two months. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For six months ended June 30, 2013 and 2012, the following assumptions were used in the valuation:

	Six months ended June 30,
	2013	2012
Expected term (years)	0.5	0.5
Expected volatility	28.5%	50.7%
Risk-free interest rate	0.1%	0.1%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the six months ended June 30, 2013 and 2012 were $1.2 million and $1.0 million, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Work in progress	$27,530	$20,992
Finished goods	12,738	11,123
Total inventories	$40,268	$32,115

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred revenue and customer prepayments	$2,742	$2,198
Stock rotation reserve	1,092	961
Legal expenses and settlement costs	954	402
Sales rebate	884	575
Commissions	536	464
Warranty	334	331
Other	1,032	984
Total accrued liabilities	$7,574	$5,915

A roll-forward of the warranty reserve is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$275	$573	$331	$561
Warranty provision for product sales	113	117	215	219
Settlements made	(3)	(118)	(95)	(124)
Unused warranty provision	(51)	(129)	(117)	(213)
Balance at end of period	$334	$443	$334	$443

5. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.  The Company has securities outstanding, which could potentially dilute net income per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$5,489	$6,592	$7,989	$9,587

Denominator:
Weighted average outstanding shares used to compute basic net income per share	37,053	34,665	36,657	34,385
Effect of dilutive securities	1,186	1,332	1,362	1,275
Weighted average outstanding shares used to compute diluted net income per share	38,239	35,997	38,019	35,660

Net income per share - basic	$0.15	$0.19	$0.22	$0.28
Net income per share - diluted	$0.14	$0.18	$0.21	$0.27

 For the three months ended June 30, 2013 and 2012, approximately 123,000 and 1.3 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For the six months ended June 30, 2013 and 2012, approximately 115,000 and 1.7 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to, or measure the performance of, individual product families. The Company derives a substantial majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to location.

The following is a list of customers whose sales exceeded 10% of the Company’s total revenue:

	Three months ended June 30,		Six months ended June 30,
Customers	2013	2012	2013	2012

A	31%	30%	32%	30%
B	11%	*	*	*

_______________

*Represents less than 10%.

Reflecting consolidations in recent years among distributors, the Company corrected the 2012 amounts reported in the table above from the amounts previously reported to disclose a group of entities under common control as a single customer, rather than as separate customers. Under the corrected disclosure, Customer A is reported as representing 30% of the Company's total revenue for the three months ended June 30, 2012 (rather than as three separate customers representing 16%, 13% and 1% of revenue), and 30% of the Company’s total revenue for the six months ended June 30, 2012 (rather than as three separate customers representing 15%, 14% and 1% of revenue). This correction had no impact on the Company's condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of cash flows or condensed consolidated statements of comprehensive income.

The following is a summary of revenue by geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
Country and Region	2013	2012	2013	2012
China	$34,743	$35,091	$61,522	$64,184
Taiwan	8,321	7,820	15,840	14,235
Europe	3,327	3,793	7,277	7,983
Korea	2,408	2,600	4,826	4,559
USA	1,839	1,601	3,740	2,713
Japan	1,640	2,355	3,161	4,661
Rest of Asia	5,385	5,295	12,714	10,349
Other	51	52	104	407
Total	$57,714	$58,607	$109,184	$109,091

The following is a summary of revenue by product family (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2013	2012	2013	2012
DC to DC converters	$50,536	$51,165	$96,978	$95,507
Lighting control products	7,178	7,442	12,206	13,584
Total	$57,714	$58,607	$109,184	$109,091

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30, 2013	December 31, 2012
China	$43,553	$37,071
USA	24,531	23,163
Taiwan	83	90
Japan	43	57
Other	65	55
Total	$68,275	$60,436

7. Litigation

The Company and certain of its subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment. As of June 30, 2013, the Company did not record the award as income since payment has not been received.

 Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. For the three months ended June 30, 2013 and 2012, the Company received payments totaling $400,000 and $300,000, respectively. For the six months ended June 30, 2013 and 2012, the Company received payments totaling $800,000 and $600,000, respectively. No further amount was due to the Company as of June 30, 2013. All amounts were recorded as credits to litigation benefits in the Condensed Consolidated Statements of Operations.

8. Investments

The following is a schedule of Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	Estimated Fair Market Value as of
	June 30, 2013	December 31, 2012
Cash, cash equivalents and investments
Cash in banks	$85,994	$59,145
Money market funds	15,741	15,959
US treasuries and US government agency bonds	87,884	85,521
Auction-rate securities backed by student-loan notes	11,698	11,755
Total cash, cash equivalents and investments	$201,317	$172,380

Reported as:	June 30, 2013	December 31, 2012
Cash and cash equivalents	$101,735	$75,104
Short-term investments	87,884	85,521
Long-term investments	11,698	11,755
Total cash, cash equivalents and investments	$201,317	$172,380

The contractual maturities of the Company’s short-term and long-term investments classified as available-for-sale is as follows (in thousands):

	June 30, 2013	December 31, 2012
Due in less than 1 year	$65,670	$52,880
Due in 1 - 5 years	22,214	32,641
Due in greater than 5 years	11,698	11,755
	$99,582	$97,276

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

Level 2: Significant other observable inputs; and

Level 3: Significant unobservable inputs.

The following table details the fair value measurements within the fair value hierarchy of the financial assets that are required to be recorded at fair value (in thousands):

	Fair Value Measurements at June 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,741	$15,741	$-	$-
US treasuries and US government agency bonds	87,884	-	87,884	-
Long-term available-for-sale auction-rate securities	11,698	-	-	11,698
	$115,323	$15,741	$87,884	$11,698

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,959	$15,959	$-	$-
US treasuries and US government agency bonds	85,521	-	85,521	-
Long-term available-for-sale auction-rate securities	11,755	-	-	11,755
	$113,235	$15,959	$85,521	$11,755

 The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,741	$-	$-	$15,741	$-
US treasuries and US government agency bonds	87,868	35	(19)	87,884	22,425
Auction-rate securities backed by student-loan notes	12,220	-	(522)	11,698	11,698
	$115,829	$35	$(541)	$115,323	$34,123

	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,959	$-	$-	$15,959	$-
US treasuries and US government agency bonds	85,483	45	(7)	85,521	14,121
Auction-rate securities backed by student-loan notes	12,245	-	(490)	11,755	11,755
	$113,687	$45	$(497)	$113,235	$25,876

 At June 30, 2013, fixed income available-for-sale securities included $87.9 million securities issued by government agencies and treasuries which are classified as short-term investments on the Condensed Consolidated Balance Sheet. The Company also had $15.7 million invested in money market funds. At June 30, 2013, there was $19,000 in unrealized losses from these investments. The impact of gross unrealized gains and losses was not material.  At June 30, 2013, the Company also had $11.7 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

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

Temporary impairment charges are recorded in accumulated other comprehensive income within stockholders’ equity and have no impact on net income. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in interest and other income, net, in the Condensed Consolidated Statement of Operations.

The Company's level 2 assets consist of U.S. treasuries and U.S. government agency bonds. These securities generally have market prices available from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

Auction-Rate Securities:

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Beginning balance at January 1, 2013	$11,755
Sales and settlement at par	(25)
Unrealized loss included in other comprehensive income	(15)
Ending balance at March 31, 2013	11,715
Unrealized loss included in other comprehensive income	(17)
Ending balance at June 30, 2013	$11,698

The Company’s investment portfolio as of June 30, 2013 included $11.7 million in government-backed student loan auction-rate securities, net of impairment charges of $552,000, of which $522,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of June 30, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

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
4.

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for the Company’s holdings in auction rate securities, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.	$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities, representing 72% of the original portfolio, have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, the Company evaluated the potential credit loss of each of the auction-rate securities that are currently held by the Company. Based on such analysis, the Company determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The senior parity ratio for these securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. The Company therefore concluded that there is potential credit risk for these securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that the Company was receiving on these securities when the market was last active. During the year ended December 31, 2012, the Company was able to redeem a security at face value for which an other-than-temporary impairment of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest and other income, net, in the Condensed Consolidated Statement of Operations.

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

  The following are the values used in the discounted cash flow model:

	At June 30, 2013	At December 31, 2012
Time-to-liquidity (months)	24	24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	3.1%-7.9%, depending on the credit-rating of the security	2.5%-7.3%, depending on the credit-rating of the security

If the auctions continue to fail, the liquidity of the Company’s investment portfolio may be negatively impacted and the value of its investment portfolio could decline.

Deferred Compensation Plan:

In the second quarter of 2013, the Company adopted a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis, beginning July 1, 2013. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors.

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period and changes in fair value are recorded in interest and other income, net. The liabilities are recorded at fair value in each reporting period and changes in fair value are recorded as an operating expense (credit).

9.   Income Taxes

The income tax benefit for the three and six months ended June 30, 2013 was $(357,000), or (7.0%) of the pre-tax income, and $(562,000), or (7.6%) of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized from the release of a reserve where the statute of limitations expired and from stock option exercises and releases of restricted stock. The income tax provision for the three and six months ended June 30, 2012 was $548,000, or 7.7% of the pre-tax income, and $857,000, or 8.2% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and releases of restricted stock.

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of “buy-in payments” made by the Company’s international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (Revised NOPA).  In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology.  Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute is $10.5 million, plus interest and penalties, if any. The Company responded to the Revised NOPA in May 2012. As of June 2013, the IRS has responded and continues to disagree with the Company’s rebuttal. The Company is taking the issue to the IRS Office of Appeals and is waiting for an appointed date. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to June 30, 2014. The Company believes that the IRS's position in the NOPA is incorrect and that the Company's tax returns for those years were correct as filed.  The Company is contesting these proposed adjustments vigorously.

Our French entity is currently under audit for taxable years 2009 and 2010 for which the Company is in the process of responding to questions raised.   Aside from the audits in the U.S. and France, there are no other material income tax audits.

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

As of June 30, 2013, the Company had unrecognized tax benefits of approximately $13.7 million. Included in this balance is approximately $4.7 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate after considering the valuation allowance.  It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits. As of June 30, 2013, the Company does not expect to significantly change its unrecognized tax benefits within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to income taxes on the unrecognized tax benefits as of June 30, 2013 and December 31, 2012.

 10.  Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Auction Rate Securities Valuation Adjustments	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Tax	Total

Balance as of January 1, 2013	$(490)	$40	$4,625	$-	$4,175
Other comprehensive income (loss) before reclassifications	(32)	(20)	1,164	-	1,112
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	-	(2)
Net current period other comprehensive income (loss)	(32)	(22)	1,164	-	1,110
Balance as of June 30, 2013	$(522)	$18	$5,789	$-	$5,285

The following table provides details about reclassifications of the amounts from accumulated other comprehensive income (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Items in the Consolidated Statement of Operations

Unrealized gains on available-for-sale securities	$1	$2	Interest and other income, net
	-	-	Income tax provision
	1	2	Total, net of tax

Total reclassifications for the period	$1	$2	Total, net of tax

11.  Subsequent Event

Stock Repurchase Program

In the third quarter of 2013, the Board of Directors approved a stock repurchase program that authorizes MPS to repurchase up to $100.0 million in the aggregate of its common stock over a two-year period, beginning August 9, 2013.

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

•

the outcome of the IRS audit of our tax returns for the tax years ended December 31, 2005 through 2007, and the audit of our French entity’s tax returns for the tax years ended December 31, 2009 and 2010,

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 5, 2013 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. For the three and six months ended June 30, 2013, 91% and 90% of our revenue, respectively, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Revenue Recognition. We recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Approximately 91% and 92% of our distributor sales, including sales to our value-added resellers, for the three and six months ended June 30, 2013, respectively, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

Approximately 9% and 8% of our distributor sales for the three and six months ended June 30, 2013, respectively, were made through small distributors primarily based on purchase orders. These distributors also have limited or no stock rotation rights.

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

 We generally recognize revenue upon shipment of products to the distributor for the following reasons (based on ASC 605-15-25-1 Revenue Recognition – Products – Recognition – Sales of Products When Right of Return Exists):

(1)	Our price is fixed or determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors where we recognize revenue upon shipment.
(2)	Our distributors are obligated to pay us and this obligation is not contingent on the resale of our products.
(3)	The distributor’s obligation is unchanged in the event of theft or physical destruction or damage to the products.
(4)	Our distributors have stand-alone economic substance apart from our relationship.
(5)	We do not have any obligations for future performance to directly bring about the resale of our products by the distributor.
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

The terms in a majority of our distribution agreements include the non-exclusive right to promote, develop a market for, and sell our products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months’ notice. We provide a one-year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred income balance from these two distributors as of June 30, 2013 and December 31, 2012 was $1.4 million and $1.4 million, respectively.

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

As of June 30, 2013 and December 31, 2012, we had a valuation allowance for each period of $12.5 million, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As a result of the cost sharing arrangements with our international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the U.S. entity. Because of the U.S. entity’s inconsistent earnings history and uncertainty of future earnings, we have determined that it is more likely than not that the U.S. deferred tax benefits will not be realized.

We incurred significant stock-based compensation expense, some of which related to incentive stock options and employees stock purchase plans for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

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

 Fair Value of Financial Instruments. ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value, and requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories as follows:

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

Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized through stockholders' equity, as a component of accumulated other comprehensive income in our condensed consolidated balance sheet and in our condensed consolidated statement of comprehensive income. We record an impairment charge to earnings when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	(in thousands, except percentages)				(in thousands, except percentages)

Revenue	$57,714	100.0%	$58,607	100.0%	$109,184	100.0%	$109,091	100.0%
Cost of revenue	26,786	46.4	27,435	46.8	50,871	46.6	51,509	47.2
Gross profit	30,928	53.6	31,172	53.2	58,313	53.4	57,582	52.8

Operating expenses:
Research and development	12,478	21.6	12,468	21.3	24,601	22.5	23,586	21.6
Selling, general and administrative	13,793	23.9	12,167	20.8	27,051	24.8	24,133	22.1
Litigation benefit	(257)	(0.4)	(244)	(0.4)	(558)	(0.5)	(116)	(0.1)
Total operating expenses	26,014	45.1	24,391	41.7	51,094	46.8	47,603	43.6

Income from operations	4,914	8.5	6,781	11.5	7,219	6.6	9,979	9.2
Interest and other income, net	218	0.4	359	0.6	208	0.2	465	0.4

Income before income taxes	5,132	8.9	7,140	12.1	7,427	6.8	10,444	9.6
Income tax provision (benefit)	(357)	(0.6)	548	0.9	(562)	(0.5)	857	0.8

Net income	$5,489	9.5%	$6,592	11.2%	$7,989	7.3%	$9,587	8.8%

Revenue

The following table shows our revenue by product family:

	Three months ended June 30,					Six months ended June 30,
Product Family	2013	% of Revenue	2012	% of Revenue	Percent Change	2013	% of Revenue	2012	% of Revenue	Percent Change
	(In thousands, except percentages)					(In thousands, except percentages)
DC to DC converters	$50,536	87.6%	$51,165	87.3%	(1.2%)	$96,978	88.8%	$95,507	87.5%	1.5%
Lighting control products	7,178	12.4%	7,442	12.7%	(3.5%)	12,206	11.2%	13,584	12.5%	(10.1%)
Total	$57,714	100.0%	$58,607	100.0%	(1.5%)	$109,184	100.0%	$109,091	100.0%	0.1%

Revenue for the three months ended June 30, 2013 was $57.7 million, a decrease of $893,000, or (1.5%), from $58.6 million for the three months ended June 30, 2012. This decrease was due to lower sales of both DC to DC converters and lighting control products. Revenue from our DC to DC converters was $50.5 million for the three months ended June 30, 2013, a decrease of $629,000, or (1.2%), from the same period in 2012, primarily due to lower sales of our DC to DC converters and Audio products, partially offset by increased demand for our Mini-Monster products. Revenue from our lighting control products was $7.2 million for the three months ended June 30, 2013, a decrease of $264,000, or (3.5%), compared with the same period in 2012, primarily due to lower sales of our CCFLC products, partially offset by increased demand for our WLED products for backlighting applications.

Revenue for the six months ended June 30, 2013 was $109.2 million, an increase of $93,000, or 0.1%, from $109.1 million for the six months ended June 30, 2012. This increase was primarily due to increased demand for our DC to DC converters products, partially offset by lower sales of our lighting control products. Revenue from our DC to DC converters was $97.0 million for the six months ended June 30, 2013, an increase of $1.5 million, or 1.5%, from the same period in 2012, primarily due to increased demand for our Mini-Monster products, partially offset by lower sales of our DC to DC converters products. Revenue from our lighting control products was $12.2 million for the six months ended June 30, 2013, a decrease of $1.4 million, or (10.1%), compared with the same period in 2012, primarily due to lower sales of our CCFLC and WLED products for backlighting applications.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue (1)	$26,786	$27,435	(2.4%)	$50,871	$51,509	(1.2%)
Cost of revenue as a percentage of revenue	46.4%	46.8%		46.6%	47.2%
Gross profit	$30,928	$31,172	(0.8%)	$58,313	$57,582	1.3%
Gross margin	53.6%	53.2%		53.4%	52.8%
(1) Includes stock-based compensation expense	$146	$118		$302	$213

Gross profit as a percentage of revenue, or gross margin, was 53.6% for the three months ended June 30, 2013, compared to 53.2% for the three months ended June 30, 2012. The increase in gross margin year-over-year was primarily due to an improved product mix, offset in part by lower overhead capitalization compared to the same period in 2012.

Gross margin was 53.4% for the six months ended June 30, 2013, compared to 52.8% for the six months ended June 30, 2012. The increase in gross margin year-over-year was primarily due to an improved product mix, offset in part by lower overhead capitalization compared to the same period in 2012.

Research and Development

Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development ("R&D") (1)	$12,478	$12,468	0.1%	$24,601	$23,586	4.3%
R&D as a percentage of revenue	21.6%	21.3%		22.5%	21.6%
(1) Includes stock-based compensation expense	$1,693	$1,524		$3,066	$2,790

R&D expenses were $12.5 million, or 21.6% of revenue, for the three months ended June 30, 2013 and $12.5 million, or 21.3% of revenue, for the three months ended June 30, 2012. R&D expenses increased slightly year-over-year primarily due to an increase in depreciation and stock-based compensation expense, partially offset by a decrease in expenses associated with new product development and cash compensation expenses driven by lower bonuses. Our R&D headcount as of June 30, 2013 was 438 employees, compared with 388 employees as of June 30, 2012.

R&D expenses were $24.6 million, or 22.5% of revenue, for the six months ended June 30, 2013 and $23.6 million, or 21.6% of revenue, for the six months ended June 30, 2012. R&D expenses increased year-over-year primarily due to an increase in expenses associated with new product development, depreciation and stock-based compensation expense, partially offset by a decrease in cash compensation expenses driven by lower bonuses.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, and outside legal and accounting fees.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative ("SG&A") (1)	$13,793	$12,167	13.4%	$27,051	$24,133	12.1%
SG&A as a percentage of revenue	23.9%	20.8%		24.8%	22.1%
(1) Includes stock-based compensation expense	$3,351	$2,187		$6,482	$4,141

SG&A expenses were $13.8 million, or 23.9% of revenue, for the three months ended June 30, 2013 and $12.2 million, or 20.8% of revenue, for the three months ended June 30, 2012. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses, as well as an increase in cash compensation expenses compared to the same period in 2012. Our SG&A headcount was 251 employees as of June 30, 2013, compared with 248 employees as of June 30, 2012.

SG&A expenses were $27.1 million, or 24.8% of revenue, for the six months ended June 30, 2013 and $24.1 million, or 22.1% of revenue, for the six months ended June 30, 2012. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses, as well as an increase in cash compensation expenses compared to the same period in 2012.

Litigation Benefit, net

	Three months ended June 30,					Six months ended June 30,
	2013		2012		Percent Change	2013		2012		Percent Change
	(in thousands, except percentages)					(in thousands, except percentages)
Litigation benefit	$(257)		$(244)		5.3%	$(558)		$(116)		381.0%
Litigation benefit as a percentage of revenue	(0.4%	)	(0.4%	)		(0.5%	)	(0.1%	)

Litigation benefit, net, was $257,000, or (0.4%) of revenue, for the three months ended June 30, 2013, compared to a benefit of $244,000, or (0.4%) of revenue, for the three months ended June 30, 2012. The increase in litigation benefit was primarily due to a larger installment payment received in connection with a settlement reached with Silergy, compared to the same period in 2012.  This payment was recorded as a credit to litigation benefit, net, in the Condensed Consolidated Statements of Operations. No further amount was due to us from Silergy as of June 30, 2013.

Litigation benefit, net, was $558,000, or (0.5%) of revenue, for the six months ended June 30, 2013, compared to a benefit of $116,000, or (0.1%) of revenue, for the six months ended June 30, 2012. The increase in litigation benefit was primarily due to larger installment payments received in connection with a settlement reached with Silergy, compared to the same period in 2012. In addition, our litigation expense decreased as a result of us being party to fewer material legal actions.

Interest and Other Income, Net

For the three months ended June 30, 2013, interest and other income, net, was $218,000, compared with $359,000 for the three months ended June 30, 2012.  The decrease was primarily due to a higher foreign exchange loss and lower interest income.

For the six months ended June 30, 2013, interest and other income, net, was $208,000, compared with $465,000 for the six months ended June 30, 2012.  The decrease was primarily due to a higher foreign exchange loss and lower interest income.

Income Tax Provision

The income tax benefit for the three and six months ended June 30, 2013 was $(357,000), or (7.0%) of the pre-tax income, and $(562,000), or (7.6%) of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized from the release of a reserve where the statute of limitations expired and from stock option exercises and releases of restricted stock. The income tax provision for the three and six months ended June 30, 2012 was $548,000, or 7.7% of the pre-tax income, and $857,000, or 8.2% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and releases of restricted stock.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$101,735	$75,104
Short-term investments	87,884	85,521
Total cash, cash equivalents and short-term investments	$189,619	$160,625
Percentage of total assets	57.0%	55.9%

Total current assets	$251,952	$214,301
Total current liabilities	(32,613)	(23,460)
Working capital	$219,339	$190,841

As of June 30, 2013, we had cash and cash equivalents of $101.7 million and short-term investments of $87.9 million, compared with cash and cash equivalents of $75.1 million and short-term investments of $85.5 million as of December 31, 2012. The increase of $26.6 million in cash and cash equivalents was primarily due to cash generated from operating activities, proceeds from exercises of stock options, and stock sold through our Employee Stock Purchase Plan (“ESPP”), partially offset by investment in equipment and net purchases of short-term investments. As of June 30, 2013, $47.3 million of the $101.7 million of cash and cash equivalents and $17.0 million of the $87.9 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of June 30, 2013, we had working capital of $219.3 million, compared with working capital of $190.8 million as of December 31, 2012. The $28.5 million increase in working capital was due to a $37.7 million net increase in current assets, net of a $9.2 million increase in current liabilities. The increase in current assets was primarily due to increase in cash and cash equivalents, short-term investments, accounts receivable and inventories, which were partially offset by reduction in prepaid expenses and other current assets. The increase in current liabilities was primarily due to increases in accounts payable, accrued compensation and other accrued liabilities.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) our operating, investing and financing activities for the periods presented:

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$22,217	$12,292
Cash used in investing activities	(13,361)	(36,327)
Cash provided by financing activities	17,351	9,144
Effect of exchange rate changes on cash and cash equivalents	424	164
Net increase (decrease) in cash and cash equivalents	$26,631	$(14,727)

For the six months ended June 30, 2013, net cash provided by operating activities was $22.2 million, primarily due to cash contributed from our operating results during the year, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in shipments and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. For the six months ended June 30, 2012, net cash provided by operating activities was $12.3 million, primarily reflecting strong operating results and an increase in accounts payable in support of both our building improvements for our new headquarters and inventory purchases. This was partially offset by an increase in accounts receivable resulting from the timing of shipments relative to the fourth quarter of 2011 for which the collections have not been made and increase in inventories.

For the six months ended June 30, 2013, net cash used in investing activities was $13.4 million, reflecting $10.8 million of equipment and software purchases and $2.6 million net purchases of short-term investments. For the six months ended June 30, 2012, net cash used in investing activities was $36.3 million, primarily related to the investment in short-term securities and investment in building improvements at our new headquarters location in San Jose, California.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities and auction-rate securities. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

As of June 30, 2013, our investment portfolio included $11.7 million in government-backed student loan auction-rate securities, net of impairment charges of $552,000, of which $522,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary.

The underlying maturities of these auction-rate securities are up to 35 years. As of June 30, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

1.

The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

2.	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;
3.	Management believes that it is more likely than not that we will not have to sell these securities before recovery of our cost basis;
4.

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for our holdings in auction rate securities, we do not believe that there is any additional credit loss associated with other auction-rate securities because we expect to recover the entire amortized cost basis;

5.	$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities, representing 72% of the original portfolio, have been at par.

Based on the guidance of ASC 320-10-35 and ASC 320-10-50, we evaluated the potential credit loss of each of the auction-rate securities that are currently held by us. Based on such analysis, we determined that those securities that are not 100% FFELPS guaranteed are potentially subject to credit risks based on the extent to which the underlying debt is collateralized and the security-specific student-loan default rates. The senior parity ratio for these securities is approximately 106%. If, therefore, the student-loan default rate and borrowing rate increases for these issuers, the remaining balance in these trusts may not be sufficient to cover the senior debt. We therefore concluded that there is potential credit risk for these securities and as such, used the discounted cash flow model to determine the amount of credit loss to be recorded. In valuing the potential credit loss, the following parameters were used: 2.0 year expected term, cash flows based on the 90-day t-bill rates for 2.0 year forwards and a risk premium of 5.9%, the amount of interest that we were receiving on these securities when the market was last active. During the year ended December 31, 2012, we were able to redeem a security at face value for which an other-than-temporary impairment of $40,000 had previously been recorded for and therefore, recognized a gain of $40,000 in interest and other income, net, in the Condensed Consolidated Statement of Operations.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par, which we believe could take approximately 2.0 years.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities, we used a discounted cash flow model, for which there are four unobservable inputs: estimated time-to-liquidity, discount rate, credit quality of the issuer and expected interest receipts. A significant increase in the time-to liquidity or the discount rate inputs or a significant decrease in the credit quality of the issuer or the expected interest receipts inputs in isolation would result in a significantly lower fair value measurement.

  The following are the values used in the discounted cash flow model:

	At June 30, 2013	At December 31, 2012
Time-to-liquidity (months)	24	24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	3.1%-7.9%, depending on the credit-rating of the security	2.5%-7.3%, depending on the credit-rating of the security

Net cash provided by financing activities for the six months ended June 30, 2013 was $17.4 million, primarily reflecting $16.2 million of cash received from the exercise of stock options and $1.2 million of cash received from stock sold through our ESPP. Net cash provided by financing activities for the six months ended June 30, 2012 was $9.1 million, primarily from the proceeds from the exercise of stock options in the amount of $7.3 million and proceeds of $1.0 million from our ESPP.

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

In September 2004, we signed an agreement with the Chinese local authority to construct a facility in Chengdu, China. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and/or intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and exercised the option to purchase land use rights for the facility of approximately $0.2 million. Following the five-year lease term, we now have an option to acquire this facility in Chengdu for approximately $1.8 million, which consists of total construction cost incurred minus total rent paid by us during the lease term.  This option became exercisable in March 2011 and does not expire. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

As of June 30, 2013, our total outstanding purchase commitments were $21.6 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $15.5 million as of December 31, 2012.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 5, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013. During the three and six months ended June 30, 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that the Company’s products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

O2 Micro

On May 3, 2012, the United States District Court for the Northern District of California issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award is in addition to the approximately $0.3 million in taxable costs that the Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit. The Court then entered judgment for the Company. In October 2012, O2 Micro filed an appeal against this judgment. As of June 30, 2013, the Company did not record the award as income as payment has not been received.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. For the three months ended June 30, 2013 and 2012, the Company received payments totaling $400,000 and $300,000, respectively. For the six months ended June 30, 2013 and 2012, the Company received payments totaling $800,000 and $600,000, respectively. No further amount was due to the Company as of June 30, 2013. All amounts were recorded as credits to litigation expense (benefit) in the Condensed Consolidated Statements of Operations.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and six months ended June 30, 2013, approximately 91% and 90% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenues from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 31% and 32% of revenue for the three and six months ended June 30, 2013, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 31% and 32% of our total revenue for the three and six months ended June 30, 2013, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply contracts.

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

All of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products.  In addition, events such as the recent global economic crisis may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

There may be unanticipated costs associated with adding to or supplementing our third-party suppliers’ manufacturing capacity.

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

These and other risks may affect the ultimate cost and timing of any expansion of our third-party suppliers’ capacity.

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

The outcome of currently ongoing and future examinations of our income tax returns by the IRS and the foreign tax authorities could have a material adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. As of June 2013, the IRS has responded and continues to disagree with our rebuttal. We are taking the issue to the IRS Office of Appeals and are waiting for an appointed date. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to June 30, 2014.

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

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, we believe that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of our audits resulting in no significant impact on our consolidated financial position and the results of operations and cash flows. As of June 30 2013, the Company agreed to grant the IRS an extension of the statute of limitation for our tax years 2005-2007 until June 30, 2014.

The French subsidiary of the Company is currently under audit for taxable years 2009 and 2010. The Company is in the process of responding to the questions raised by the tax authority. We do not believe the resolution of the audits will result in a significant impact on our consolidated financial position, results of operations and cash flows. Aside from the audits in the U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

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

From time to time we are party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be doubled or tripled. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. Further, if we are not successful in any of our intellectual property defenses, our financial condition could be adversely affected and our business could be harmed. In addition, our management team may also be required to devote a great deal of time, effort and energy to these legal proceedings, which could divert management’s attention from focusing on our operations and adversely affect our business.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At June 30, 2013, the Company’s investment portfolio included $11.7 million, net of impairment charges of $552,000, in government-backed student loan auction-rate securities. As of that date, $12.2 million, the face value of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

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

Our products incorporate commodities such as gold, copper and silicon. An increase in the price or a decrease in the availability of these commodities and other like commodities that we use could negatively impact our business and results of operations.

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

Executive officers, directors, and affiliated entities beneficially owned in aggregate, approximately 13% of our outstanding common stock as of June 30, 2013. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 6. EXHIBITS

10.1 (1) 10.2 (2)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan. Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 30, 2013.
(2)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 30, 2013.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: August 6, 2013
/s/ MEERA RAO
Meera Rao
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1 (1) 10.2 (2)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan. Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 30, 2013.
(2)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 30, 2013.

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