Form 10-Q
period 2013-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2013-10-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 38,206,635 shares of the registrant’s common stock issued and outstanding as of October 21, 2013.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,446	$75,104
Short-term investments	93,902	85,521
Accounts receivable, net of allowances of $10 as of September 30, 2013 and $20 as of December 31, 2012	21,957	19,383
Inventories	42,975	32,115
Deferred income tax assets, net - current	19	1
Prepaid expenses and other current assets	1,651	2,177
Total current assets	270,950	214,301
Property and equipment, net	67,221	59,412
Long-term investments	9,847	11,755
Deferred income tax assets, net - long-term	669	669
Other assets	1,353	1,025
Total assets	$350,040	$287,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,406	$9,859
Accrued compensation and related benefits	6,708	7,686
Accrued liabilities	9,245	5,915
Total current liabilities	26,359	23,460

Long-term liabilities	1,311	-
Non-current income tax liabilities	5,039	5,408
Total liabilities	32,709	28,868
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,227 and 35,673 as of September 30, 2013 and December 31, 2012, respectively	235,993	194,079
Retained earnings	75,439	60,040
Accumulated other comprehensive income	5,899	4,175
Total stockholders’ equity	317,331	258,294
Total liabilities and stockholders’ equity	$350,040	$287,162

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$65,347	$56,508	$174,531	$165,599
Cost of revenue (1)	30,053	26,495	80,924	78,004
Gross profit	35,294	30,013	93,607	87,595
Operating expenses:
Research and development (1)	12,643	11,967	37,246	35,553
Selling, general and administrative (1)	13,891	11,955	40,941	36,088
Litigation expense (benefit)	104	(229)	(455)	(345)
Total operating expenses	26,638	23,693	77,732	71,296

Income from operations	8,656	6,320	15,875	16,299
Interest and other income (expense), net	(59)	156	149	621
Income before income taxes	8,597	6,476	16,024	16,920
Income tax provision	1,187	555	625	1,412
Net income	$7,410	$5,921	$15,399	$15,508

Basic net income per share	$0.20	$0.17	$0.42	$0.45
Diluted net income per share	$0.19	$0.16	$0.40	$0.43
Weighted average common shares outstanding:
Basic	37,910	35,145	37,079	34,677
Diluted	39,009	36,438	38,419	36,008

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$163	$112	$465	$325
Research and development	1,491	1,465	4,557	4,255
Selling, general and administrative	3,577	2,605	10,059	6,746
Total stock-based compensation expense	$5,231	$4,182	$15,081	$11,326

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$7,410	$5,921	$15,399	$15,508
Other comprehensive income (loss), net of tax:
Auction-rate securities valuation adjustments, net of $0 tax for the three and nine months ended September 30, 2013 and 2012	149	42	117	141
Unrealized gains on available-for-sale securities, net of $0 tax for the three and nine months ended September 30, 2013 and 2012	34	42	12	36
Foreign currency translation adjustments, net of $0 tax for the three and nine months ended September 30, 2013 and 2012	431	(141)	1,595	255
Total other comprehensive income (loss), net of tax	614	(57)	1,724	432
Comprehensive income	$8,024	$5,864	$17,123	$15,940

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$15,399	$15,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,960	6,866
Loss on disposal of property and equipment	-	79
Amortization and loss on investments	320	145
Gain on auction-rate securities	-	(40)
Excess tax benefit from stock option transactions	-	(835)
Stock-based compensation	15,081	11,326
Changes in operating assets and liabilities:
Accounts receivable	(2,573)	(6,464)
Inventories	(10,851)	(12,519)
Prepaid expenses and other current assets	463	(490)
Accounts payable	1,164	2,345
Accrued liabilities	3,492	(345)
Accrued income taxes payable and noncurrent tax liabilities	(215)	1,254
Accrued compensation and related benefits	(1,002)	(3,380)
Net cash provided by operating activities	30,238	13,450

Cash flows from investing activities:
Property and equipment purchases	(15,424)	(18,735)
Proceeds from sale of property and equipment	-	13
Purchases of intangible assets	-	(459)
Premiums paid on deferred compensation plan	(309)	-
Purchases of short-term investments	(62,374)	(115,709)
Proceeds from sale of short-term investments	55,700	86,168
Proceeds from sale of long-term investments	25	2,100
Net cash used in investing activities	(22,382)	(46,622)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,654	12,233
Proceeds from employee stock purchase plan	2,145	1,852
Repurchases of common stock	(7,973)	-
Excess tax benefits from stock option transactions	-	835
Net cash provided by financing activities	26,826	14,920
Effect of change in exchange rates	660	128
Net increase (decrease) in cash and cash equivalents	35,342	(18,124)
Cash and cash equivalents, beginning of period	75,104	96,371
Cash and cash equivalents, end of period	$110,446	$78,247
Supplemental disclosures for cash flow information:
Cash paid for taxes	$847	$732
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,081	$1,687
Temporary impairment of auction-rate securities	$(117)	$(141)

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 5, 2013.

Recently Adopted Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company adopted this standard effective January 1, 2013 (see Note 10).

2. Stock-Based Compensation

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Non-employee	$-	$6	$-	$17
Employee stock purchase plan	129	88	460	478
Restricted stock	4,894	3,447	13,800	8,508
Stock options	208	641	821	2,323
Tax benefit	(80)	(59)	(175)	(172)
	$5,151	$4,123	$14,906	$11,154

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

2004 Equity Incentive Plan

The following is a summary of the 2004 Plan, which includes stock options, time-based restricted stock units (“RSUs”) and performance share units (“PSUs”):

Available for grants as of January 1, 2013	4,957,244
Additions to plan	1,783,664
Grants	(563,930)
Performance awards adjustment (1)	(375,509)
Cancellations	161,747
Available for grant as of September 30, 2013	5,963,216

(1) The performance awards adjustment reflects the change in management’s probability assessment as of September 30, 2013 of the number of PSUs that will ultimately vest. See “Restricted Stock” section for details.

Restricted Stock

A summary of the time-based RSUs and PSUs is presented in the table below:

	RSUs	Weighted Average Grant Date Fair Value Per Share	PSUs	Weighted Average Grant Date Fair Value Per Share	Total	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at January 1, 2013	1,098,563	$16.96	531,185	$18.49	1,629,748	$17.46	2.18
Awards granted	252,388	23.74	311,542	24.35	563,930	24.08
Performance awards adjustment (1)	-	-	375,509	21.73	375,509	21.73
Awards released	(397,209)	17.42	(206,409)	18.90	(603,618)	17.93
Awards forfeited	(109,822)	17.03	(42,757)	18.91	(152,579)	17.55
Outstanding at September 30, 2013	843,920	18.76	969,070	21.52	1,812,990	20.24	1.88

    (1) The performance awards adjustment reflects the change in management’s probability assessment as of September 30, 2013 of the number of PSUs that will ultimately vest.

The intrinsic value related to restricted stock released for the three months ended September 30, 2013 and 2012 was $3.2 million and $3.3 million, respectively. The intrinsic value related to restricted stock released for the nine months ended September 30, 2013 and 2012 was $14.8 million and $7.7 million, respectively. The total intrinsic value of restricted stock outstanding at September 30, 2013 and December 31, 2012 was $54.9 million and $36.3 million, respectively. At September 30, 2013, unamortized compensation expense related to restricted stock was approximately $24.1 million, with a weighted-average remaining recognition period of 1.9 years.

2010 PSUs:

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

2011 CEO Awards:

The Company granted 153,000 time-based RSUs to its CEO on February 8, 2011. In the fourth quarter of 2011, the Compensation Committee proposed modifying half of the time-based RSUs to PSUs and on February 7, 2012, the Board approved the performance goals based on the Company’s 2012 revenue (“2012 Modification”). The time-based RSUs that were not modified vested over two years on a quarterly basis from February 2011 to February 2013. The PSUs vested upon achievement of the pre-determined performance goals and the CEO’s continued employment. The maximum number of PSUs the CEO could receive was 100% of the RSUs originally granted. In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2012 Modification were met and therefore the PSUs were released in February 2013.

2012 Time-Based RSUs and PSUs:

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

Based on the Company’s revenue forecast as of September 30, 2013, the Company has determined that it is probable that it will be able to exceed the pre-determined performance goals. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

On April 24, 2012, the Company granted 344,650 awards to its existing non-executive employees. These grants include 219,317 time-based RSUs, which generally vest over four years on a quarterly basis, and 125,333 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2013 (“2012 Non-Executive PSUs”). Half of the 2012 Non-Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vests over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s revenue forecast as of September 30, 2013, the Company has determined that it is probable that it will be able to achieve or exceed the pre-determined performance goals. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

 2013 Time-Based RSUs and PSUs:

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

On February 5, 2013, the Company granted 215,433 awards to its existing non-executive employees. These grants include 124,211 time-based RSUs, which generally vest over four years on a quarterly basis, and 91,222 PSUs. The PSUs will be a target number of shares awarded upon achievement of a pre-determined revenue target for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). Half of the 2013 Non-Executive PSUs will vest if the pre-determined performance goals are met and the employee is employed by the Company when the Compensation Committee approves the release of the shares.  The remainder vest over the following two years on a quarterly basis. The maximum number of shares an employee may receive is 300% of the PSUs originally granted.

Based on the Company’s 2014 revenue forecast as of September 30, 2013, the Company has determined that it is probable that it will be able to achieve or exceed the pre-determined performance goals. The Company continues to evaluate expected performance against the pre-determined goals and will adjust stock-based compensation expense accordingly.

Stock Options

A summary of the stock option activities during the nine months ended September 30, 2013 is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013 (3,603,762 options exercisable at a weighted-average exercise price of $15.59 per share)	3,813,361	$15.62	2.56	$25,379,573
Options granted	-	-
Options exercised	(2,106,632)	15.50
Options forfeited and expired	(9,168)	16.87
Outstanding at September 30, 2013	1,697,561	15.76	2.01	24,670,713
Options exercisable at September 30, 2013 and expected to become exercisable	1,693,071	15.77	2.00	24,594,612
Options vested and exercisable at September 30, 2013	1,592,588	15.82	1.85	23,044,939

Total intrinsic value of options exercised was $11.3 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively. Total intrinsic value of options exercised was $22.2 million and $9.1 million for the nine months ended September 30, 2013 and 2012, respectively. The net cash proceeds from the exercise of stock options were $16.5 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively. The net cash proceeds from the exercise of stock options were $32.7 million and $12.2 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, unamortized compensation expense related to unvested options was approximately $0.7 million. The weighted average period over which compensation expense related to these unvested options will be recognized is approximately 1.5 years.

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

Employee Stock Purchase Plan

For the three months ended September 30, 2013 and 2012, 46,000 and 55,000 shares, respectively, were issued under the Employee Stock Purchase Plan (“ESPP”). For the nine months ended September 30, 2013 and 2012, 111,000 and 152,000 shares, respectively, were issued under the ESPP. The following is a summary of the ESPP and changes during the nine months ended September 30, 2013:

Available shares as of January 1, 2013	4,217,960
Additions to plan	713,466
Purchases	(111,002)
Available shares as of September 30, 2013	4,820,424

The intrinsic value of stock purchased was $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The intrinsic value of stock purchased was $0.8 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. The unamortized expense as of September 30, 2013 was $0.2 million, which will be recognized over five months. The Black-Scholes option pricing model was used to value the employee stock purchase rights. The following assumptions were used in the valuation:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	27.5%	39.6%	28.0%	45.8%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	-	-	-	-

Cash proceeds from employee stock purchases for the nine months ended September 30, 2013 and 2012 were $2.1 million and $1.9 million, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Work in progress	$28,312	$20,992
Finished goods	14,663	11,123
Total inventories	$42,975	$32,115

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred revenue and customer prepayments	$2,736	$2,198
Stock rotation reserve	1,851	961
Sales rebate	1,480	575
Commissions	629	464
Legal expenses and settlement costs	565	402
Warranty	383	331
Other	1,601	984
Total accrued liabilities	$9,245	$5,915

A roll-forward of the warranty reserve is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$334	$443	$331	$561
Warranty provision for product sales	130	583	349	802
Settlements made	(3)	(29)	(98)	(154)
Unused warranty provision	(78)	(138)	(199)	(350)
Balance at end of period	$383	$859	$383	$859

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$7,410	$5,921	$15,399	$15,508

Denominator:
Weighted average outstanding shares used to compute basic net income per share	37,910	35,145	37,079	34,677
Effect of dilutive securities	1,099	1,293	1,340	1,331
Weighted average outstanding shares used to compute diluted net income per share	39,009	36,438	38,419	36,008

Net income per share - basic	$0.20	$0.17	$0.42	$0.45
Net income per share - diluted	$0.19	$0.16	$0.40	$0.43

For the three months ended September 30, 2013 and 2012, approximately 1,000 and 1.0 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For the nine months ended September 30, 2013 and 2012, approximately 7,000 and 1.3 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

6. Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company does not specifically allocate any of its resources to, or measure the performance of, individual product families. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to location.

The following is a list of customers whose sales exceeded 10% of the Company’s total revenue:

	Three months ended September 30,		Nine months ended September 30,
Customers	2013	2012	2013	2012

A	33%	36%	32%	32%

Reflecting consolidations in recent years among distributors, the Company corrected the 2012 amounts reported in the table above from the amounts previously reported to disclose a group of entities under common control as a single customer, rather than as separate customers. Under the corrected disclosure, Customer A is reported as representing 36% of the Company's total revenue for the three months ended September 30, 2012 (rather than as three separate customers representing 18%, 17% and 1% of revenue), and 32% of the Company’s total revenue for the nine months ended September 30, 2012 (rather than as three separate customers representing 16%, 15% and 1% of revenue). This correction had no impact on the Company's consolidated financial statements.

The following is a summary of revenue by geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Country and Region	2013	2012	2013	2012
China	$40,577	$31,023	$102,099	$95,207
Taiwan	8,886	7,579	24,726	21,814
Europe	3,949	5,004	11,226	12,987
Korea	2,599	3,022	7,425	7,581
Japan	2,285	2,029	5,446	6,690
USA	1,812	1,437	5,552	4,150
Rest of Asia	5,103	6,309	17,817	16,658
Other	136	105	240	512
Total	$65,347	$56,508	$174,531	$165,599

The following is a summary of revenue by product family (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2013	2012	2013	2012
DC to DC converters	$57,823	$49,710	$154,801	$145,217
Lighting control products	7,524	6,798	19,730	20,382
Total	$65,347	$56,508	$174,531	$165,599

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30, 2013	December 31, 2012
China	$43,628	$37,071
USA	24,738	23,163
Taiwan	80	90
Japan	40	57
Other	88	55
Total	$68,574	$60,436

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

O2 Micro

In May 2012, the United States District Court for the Northern District of California (the “District Court”) issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award was in addition to the approximately $0.3 million in taxable costs that the District Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.  In October 2012, O2 Micro appealed the District Court’s judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In August 2013, the Federal Circuit affirmed O2 Micro’s liability for the full amount of the award.  In September 2013, O2 Micro filed a petition for rehearing of that ruling, but the Federal Circuit denied O2 Micro’s petition for rehearing on October 16, 2013.  O2 Micro has not indicated whether it will seek review by the United States Supreme Court.  As of September 30, 2013, the Company did not record the award as income in the Condensed Consolidated Statements of Operations since payment has not been received.

 Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. No further amount was due to the Company as of September 30, 2013. All amounts were recorded as credits to litigation benefit (expense) in the Condensed Consolidated Statements of Operations in the periods the proceeds were received.

8. Investments

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	Estimated Fair Market Value as of
	September 30, 2013	December 31, 2012
Cash, cash equivalents and investments:
Cash in banks	$100,660	$59,145
Money market funds	9,786	15,959
US treasuries and US government agency bonds	91,902	85,521
Auction-rate securities backed by student-loan notes	11,847	11,755
Total cash, cash equivalents and investments	$214,195	$172,380

Reported as:	September 30, 2013	December 31, 2012
Cash and cash equivalents	$110,446	$75,104
Short-term investments	93,902	85,521
Long-term investments	9,847	11,755
Total cash, cash equivalents and investments	$214,195	$172,380

In September, 2013, one auction-rate security of $2.0 million was called at par by the issuer and redeemed in October 2013. The Company classified the auction-rate security as a short-term investment as of September 30, 2013.  In addition, as of September 30, 2013, the Company classified the auction-rate security in the “due in greater than 5 years” category in the table below as the contractual maturity date of the investment is 2042.

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30, 2013	December 31, 2012
Due in less than 1 year	$66,468	$52,880
Due in 1 - 5 years	25,434	32,641
Due in greater than 5 years	11,847	11,755
	$103,749	$97,276

ASC 820-10 Fair Value Measurements and Disclosures – Overall defines fair value, establishes a framework for measuring fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as follows:

Level 1: Quoted prices in active markets for identical assets;

Level 2: Significant other observable inputs; and

Level 3: Significant unobservable inputs.

The following table details the fair value measurements within the fair value hierarchy of the financial assets (in thousands):

	Fair Value Measurements at September 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$9,786	$9,786	$-	$-
US treasuries and US government agency bonds	91,902	-	91,902	-
Auction-rate securities backed by student-loan notes	11,847	-	-	11,847
	$113,535	$9,786	$91,902	$11,847

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,959	$15,959	$-	$-
US treasuries and US government agency bonds	85,521	-	85,521	-
Auction-rate securities backed by student-loan notes	11,755	-	-	11,755
	$113,235	$15,959	$85,521	$11,755

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of September 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$9,786	$-	$-	$9,786	$-
US treasuries and US government agency bonds	91,852	53	(3)	91,902	4,503
Auction-rate securities backed by student-loan notes	12,220	-	(373)	11,847	9,847
	$113,858	$53	$(376)	$113,535	$14,350

`	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,959	$-	$-	$15,959	$-
US treasuries and US government agency bonds	85,483	45	(7)	85,521	14,121
Auction-rate securities backed by student-loan notes	12,245	-	(490)	11,755	11,755
	$113,687	$45	$(497)	$113,235	$25,876

At September 30, 2013, available-for-sale securities included $91.9 million securities issued by government agencies and treasuries which are classified as short-term investments on the Condensed Consolidated Balance Sheet. The Company also had $9.8 million invested in money market funds. At September 30, 2013, there was $3,000 in unrealized losses from these investments. At September 30, 2013, the Company also had $11.8 million of auction-rate securities.

At December 31, 2012, available-for-sale securities included $85.5 million securities issued by government agencies and treasuries which are classified as short-term investments on the Condensed Consolidated Balance Sheet. The Company also had $16.0 million invested in money market funds. At December 31, 2012, there was $7,000 in unrealized losses from these investments. At December 31, 2012, the Company also had $11.8 million of auction-rate securities, all of which are classified as long-term available-for-sale investments.

Temporary impairment charges are recorded in accumulated other comprehensive income within stockholders’ equity and have no impact on net income. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment charges are recorded in interest and other income (expense), net, in the Condensed Consolidated Statement of Operations.

Auction-Rate Securities:

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Beginning balance at January 1, 2013	$11,755
Sales and settlement at par	(25)
Unrealized loss included in other comprehensive income	(15)
Ending balance at March 31, 2013	11,715
Unrealized loss included in other comprehensive income	(17)
Ending balance at June 30, 2013	11,698
Unrealized gain included in other comprehensive income	149
Ending balance at September 30, 2013	$11,847

The Company’s investment portfolio as of September 30, 2013 included $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $403,000, of which $373,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary. In September 2013, one auction-rate security of $2.0 million was called at par by the issuer and redeemed in October 2013. The Company classified the auction-rate security as a short-term investment as of September 30, 2013.

The underlying maturities of these auction-rate securities are up to 35 years. As of September 30, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

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
4.

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for the Company’s holdings in auction-rate securities, the Company does not believe that there is any additional credit loss associated with other auction-rate securities because the Company expects to recover the entire amortized cost basis;

5.

$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since. One auction-rate security of $2.0 million was called at par by the issuer and redeemed in October 2013;

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities, representing 72% of the original portfolio, have been at par.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par.

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

	At September 30, 2013	At December 31, 2012
Time-to-liquidity (months)	24	24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	3.1%-7.9%, depending on the credit-rating of the security	2.5%-7.3%, depending on the credit-rating of the security

During the nine months ended September 30, 2012, the Company redeemed a security at face value for which an other-than-temporary impairment of $40,000 had previously been recorded and therefore, recognized a gain of $40,000 in interest and other income (expense), net, in the Condensed Consolidated Statement of Operations.

Deferred Compensation Plan:

In the second quarter of 2013, the Company adopted a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis, beginning July 1, 2013. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors.

The Company’s plan assets include corporate-owned life insurance policies, which are recorded at the cash surrender value in each reporting period and are included in other long-term assets. Changes in the cash surrender value are recorded in interest and other income (expense), net. The liabilities of the plan are recorded at fair value in each reporting period and are included in other long-term liabilities. Changes in fair value are recorded as an operating expense (credit). As of September 30, 2013, the plan assets totaled $302,000 and the plan liabilities totaled $311,000. For the three months ended September 30, 2013, the Company recorded an expense of $6,000 in interest and other income (expense), net, and an operating expense of $3,000.

 9.   Income Taxes

The income tax expense for the three and nine months ended September 30, 2013 was $1.2 million, or 13.8% of the pre-tax income, and $625,000, or 3.9% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized from the release of a reserve where the statute of limitations expired. The income tax provision for the three and nine months ended September 30, 2012 was $555,000, or 8.6% of the pre-tax income, and $1.4 million, or 8.3% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and releases of restricted stock.

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

Our French entity is currently under audit for taxable years 2009 and 2010 for which the Company has responded to questions raised.   Aside from the audits in the U.S. and France, there are no other material income tax audits.

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

As of September 30, 2013, the Company had unrecognized tax benefits of approximately $14.3 million. Included in this balance is approximately $4.8 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate after considering the valuation allowance.  It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits. As of September 30, 2013, the Company does not expect to significantly change its unrecognized tax benefits within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to income taxes on the unrecognized tax benefits as of September 30, 2013 and December 31, 2012.

 10.  Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Auction Rate Securities Valuation Adjustments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Tax	Total

Balance as of January 1, 2013	$(490)	$40	$4,625	$-	$4,175
Other comprehensive income before reclassifications	117	15	1,595	-	1,727
Amounts reclassified from accumulated other comprehensive income	-	(3)	-	-	(3)
Net current period other comprehensive income	117	12	1,595	-	1,724
Balance as of September 30, 2013	$(373)	$52	$6,220	$-	$5,899

The following table provides details about reclassifications of the amount from accumulated other comprehensive income (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Items in the Consolidated Statement of Operations

Unrealized gains on available-for-sale securities	$1	$3	Interest and other income (expense), net
	-	-	Income tax provision
Total amount reclassified, net of tax	$1	$3

11.  Stock Repurchase Program

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100.0 million in the aggregate of its common stock from August 9, 2013 to June 30, 2015. All shares are retired upon repurchase. For the three months ended September 30, 2013, the Company repurchased 268,000 shares for $8.0 million, at an average price of $29.75 per share. As of September 30, 2013, $92.0 million remained available for future repurchases under the program.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of auction-rate securities on our liquidity and capital resources, as well as the liquidity of our other investments such as US treasuries;

•	the application of our products in the Communications, Storage and Computing, Consumer and Industrial markets continuing to account for our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2013 and 2014,

•	the factors that we believe will impact our ability to achieve revenue growth,

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 5, 2013 with the Securities and Exchange Commission.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. For the three and nine months ended September 30, 2013, 91% and 90% of our revenue, respectively, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the Communications, Storage and Computing, Consumer and Industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Approximately 91% and 92% of our distributor sales, including sales to our value-added resellers, for the three and nine months ended September 30, 2013, respectively, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

Approximately 9% and 8% of our distributor sales for the three and nine months ended September 30, 2013, respectively, were made through small distributors primarily based on purchase orders. These distributors also have no stock rotation rights.

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

The terms in a majority of our distribution agreements include the non-exclusive right to promote, develop a market for, and sell our products in certain regions of the world and the ability to terminate the distribution agreement by either party with up to three months’ notice. We generally provide a one to two-year warranty against defects in materials and workmanship. Under this warranty, we will repair the goods, provide replacements at no charge, or, under certain circumstances, provide a refund to the customer for defective products. Estimated warranty returns and warranty costs are based on historical experience and are recorded at the time product revenue is recognized.

Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred income balance from these two distributors as of September 30, 2013 and December 31, 2012 was $1.7 million and $1.4 million, respectively.

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

As of September 30, 2013 and December 31, 2012, we had a valuation allowance of $12.5 million and $12.5 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the United States will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

We incurred significant stock-based compensation expense, some of which related to incentive stock options and employee stock purchase plans for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

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

Based on certain assumptions described in Note 8, “Investments” to our condensed consolidated financial statements and the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, we recorded impairment charges on our holdings in auction-rate securities. The valuation of these securities is subject to fluctuations in the future, which will depend on many factors, including the collateral quality, potential to be called or restructured, underlying final maturity, insurance guaranty, liquidity and market conditions, among others.

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	(in thousands, except percentages)				(in thousands, except percentages)

Revenue	$65,347	100.0%	$56,508	100.0%	$174,531	100.0%	$165,599	100.0%
Cost of revenue	30,053	46.0	26,495	46.9	80,924	46.4	78,004	47.1
Gross profit	35,294	54.0	30,013	53.1	93,607	53.6	87,595	52.9

Operating expenses:
Research and development	12,643	19.3	11,967	21.2	37,246	21.3	35,553	21.5
Selling, general and administrative	13,891	21.3	11,955	21.1	40,941	23.5	36,088	21.8
Litigation expense (benefit)	104	0.2	(229)	(0.4)	(455)	(0.3)	(345)	(0.2)
Total operating expenses	26,638	40.8	23,693	41.9	77,732	44.5	71,296	43.1

Income from operations	8,656	13.2	6,320	11.2	15,875	9.1	16,299	9.8
Interest and other income (expense), net	(59)	(0.1)	156	0.3	149	0.1	621	0.4
Income before income taxes	8,597	13.1	6,476	11.5	16,024	9.2	16,920	10.2
Income tax provision	1,187	1.8	555	1.0	625	0.4	1,412	0.8

Net income	$7,410	11.3%	$5,921	10.5%	$15,399	8.8%	$15,508	9.4%

Revenue

The following table shows our revenue by product family:

	Three months ended September 30,					Nine months ended September 30,
Product Family	2013	% of Revenue	2012	% of Revenue	Percent Change	2013	% of Revenue	2012	% of Revenue	Percent Change
	(In thousands, except percentages)					(In thousands, except percentages)
DC to DC converters	$57,823	88.5%	$49,710	88.0%	16.3%	$154,801	88.7%	$145,217	87.7%	6.6%
Lighting control products	7,524	11.5%	6,798	12.0%	10.7%	19,730	11.3%	20,382	12.3%	(3.2%	)
Total	$65,347	100.0%	$56,508	100.0%	15.6%	$174,531	100.0%	$165,599	100.0%	5.4%

Revenue for the three months ended September 30, 2013 was $65.3 million, an increase of $8.8 million, or 15.6%, from $56.5 million for the three months ended September 30, 2012. This increase was due to higher sales of both DC to DC converters and lighting control products, which was driven by overall higher unit shipments partially offset by the impact of lower average selling prices. Revenue from our DC to DC converters was $57.8 million for the three months ended September 30, 2013, an increase of $8.1 million, or 16.3%, from the same period in 2012, primarily due to higher sales of our DC to DC converters and battery charger products. Revenue from our lighting control products was $7.5 million for the three months ended September 30, 2013, an increase of $726,000, or 10.7%, compared with the same period in 2012, primarily due to higher sales of our WLED products, partially offset by decreased demand for our CCFLC products.

Revenue for the nine months ended September 30, 2013 was $174.5 million, an increase of $8.9 million, or 5.4%, from $165.6 million for the nine months ended September 30, 2012. This increase was primarily due to higher sales of our DC to DC converters products, which was driven by overall higher unit shipments. This increase was partially offset by lower sales of our lighting control products, which was primarily driven by overall lower unit shipments partially offset by the impact of higher average selling prices. Revenue from our DC to DC converters was $154.8 million for the nine months ended September 30, 2013, an increase of $9.6 million, or 6.6%, from the same period in 2012, primarily due to increased demand for our Mini-Monster products, partially offset by lower sales of our Audio products. Revenue from our lighting control products was $19.7 million for the nine months ended September 30, 2013, a decrease of $652,000, or 3.2%, compared with the same period in 2012, primarily due to decreased demand of our CCFLC products, partially offset by higher sales of WLED products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue (1)	$30,053	$26,495	13.4%	$80,924	$78,004	3.7%
Cost of revenue as a percentage of revenue	46.0%	46.9%		46.4%	47.1%
Gross profit	$35,294	$30,013	17.6%	$93,607	$87,595	6.9%
Gross margin	54.0%	53.1%		53.6%	52.9%
(1) Includes stock-based compensation expense	$163	$112		$465	$325

Gross profit as a percentage of revenue, or gross margin, was 54.0% for the three months ended September 30, 2013, compared to 53.1% for the three months ended September 30, 2012. The increase in gross margin year-over-year was primarily due to an improved product mix and lower inventory reserves, compared to the same period in 2012.

Gross margin was 53.6% for the nine months ended September 30, 2013, compared to 52.9% for the nine months ended September 30, 2012. The increase in gross margin year-over-year was primarily due to an improved product mix and lower inventory reserves, compared to the same period in 2012.

Research and Development

Research and development expenses consist of salary and benefit expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development ("R&D") (1)	$12,643	$11,967	5.6%	$37,246	$35,553	4.8%
R&D as a percentage of revenue	19.3%	21.2%		21.3%	21.5%
(1) Includes stock-based compensation expense	$1,491	$1,465		$4,557	$4,255

R&D expenses were $12.6 million, or 19.3% of revenue, for the three months ended September 30, 2013 and $12.0 million, or 21.2% of revenue, for the three months ended September 30, 2012. The increase in R&D expenses was primarily due to an increase in salary and benefit expenses and depreciation. Our R&D headcount as of September 30, 2013 was 441 employees, compared with 388 employees as of September 30, 2012.

R&D expenses were $37.2 million, or 21.3% of revenue, for the nine months ended September 30, 2013 and $35.6 million, or 21.5% of revenue, for the nine months ended September 30, 2012. The increase in R&D expenses was primarily due to an increase in expenses associated with new product development, depreciation and stock-based compensation expenses associated with the performance share units.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, and outside legal and accounting fees.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative ("SG&A") (1)	$13,891	$11,955	16.2%	$40,941	$36,088	13.4%
SG&A as a percentage of revenue	21.3%	21.1%		23.5%	21.8%
(1) Includes stock-based compensation expense	$3,577	$2,605		$10,059	$6,746

SG&A expenses were $13.9 million, or 21.3% of revenue, for the three months ended September 30, 2013 and $12.0 million, or 21.1% of revenue, for the three months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses associated with the performance share units, an increase in commission expenses due to higher revenue, and an increase in salary and benefit expenses compared to the same period in 2012. Our SG&A headcount was 251 employees as of September 30, 2013, compared with 251 employees as of September 30, 2012.

SG&A expenses were $40.9 million, or 23.5% of revenue, for the nine months ended September 30, 2013 and $36.1 million, or 21.8% of revenue, for the nine months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses associated with the performance share units, an increase in commission expenses due to higher revenue, and an increase in salary and benefit expenses compared to the same period in 2012.

Litigation Expense (Benefit), Net

Litigation expense (benefit), net, includes primarily patent litigation and other contract-related matters.

	Three months ended September 30,					Nine months ended September 30,
	2013	2012		Percent Change		2013		2012		Percent Change
	(in thousands, except percentages)					(in thousands, except percentages)
Litigation expense (benefit)	$104	$(229)		(145.4%	)	$(455)		$(345)		31.9%
Litigation expense (benefit) as a percentage of revenue	0.2%	(0.4%	)			(0.3%	)	(0.2%	)

Litigation expense, net, was $104,000, or 0.2% of revenue, for the three months ended September 30, 2013, compared to a benefit of $(229,000), or (0.4%) of revenue, for the three months ended September 30, 2012. The increase in litigation expense was primarily due to an installment payment received in connection with a settlement reached with Silergy in the three months ended September 30, 2012.  This payment was recorded as a credit to litigation expense (benefit), net, in the Condensed Consolidated Statements of Operations. No further amount was due to us from Silergy as of September 30, 2013.

Litigation benefit, net, was $454,000, or (0.3%) of revenue, for the nine months ended September 30, 2013, compared to a benefit of $345,000, or (0.2%) of revenue, for the nine months ended September 30, 2012. The increase in litigation benefit was primarily due to installment payments received in connection with a settlement reached with Silergy, partially offset by a decrease in litigation expense as a result of us being party to fewer material legal actions for the nine months ended September 30, 2013, compared to the same period in 2012.

Interest and Other Income (Expense), Net

For the three months ended September 30, 2013, interest and other expense, net, was $59,000, compared with interest and other income, net, of $156,000 for the three months ended September 30, 2012.  The decrease in income was primarily due to a higher foreign exchange loss and lower interest income.

For the nine months ended September 30, 2013, interest and other income, net, was $149,000, compared with interest and other income, net, of $621,000 for the nine months ended September 30, 2012.  The decrease in income was primarily due to a higher foreign exchange loss and lower interest income.

Income Tax Provision

The income tax expense for the three and nine months ended September 30, 2013 was $1.2 million, or 13.8% of the pre-tax income, and $625,000, or 3.9% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized from the release of a reserve where the statute of limitations expired. The income tax provision for the three and nine months ended September 30, 2012 was $555,000, or 8.6% of the pre-tax income, and $1.4 million, or 8.3% of the pre-tax income, respectively. This differs from the federal statutory rate of 34% primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and releases of restricted stock.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$110,446	$75,104
Short-term investments	93,902	85,521
Total cash, cash equivalents and short-term investments	$204,348	$160,625
Percentage of total assets	58.4%	55.9%

Total current assets	$270,950	$214,301
Total current liabilities	(26,359)	(23,460)
Working capital	$244,591	$190,841

As of September 30, 2013, we had cash and cash equivalents of $110.4 million and short-term investments of $93.9 million, compared with cash and cash equivalents of $75.1 million and short-term investments of $85.5 million as of December 31, 2012. The increase of $35.3 million in cash and cash equivalents was primarily due to cash generated from operating activities, proceeds from exercises of stock options, and stock sold through our Employee Stock Purchase Plan (“ESPP”), partially offset by investment in property and equipment, net purchases of short-term investments and repurchases of common stock. As of September 30, 2013, $49.9 million of the $110.4 million of cash and cash equivalents and $16.0 million of the $93.9 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of September 30, 2013, we had working capital of $244.6 million, compared with working capital of $190.8 million as of December 31, 2012. The $53.8 million increase in working capital was due to a $56.7 million net increase in current assets, net of a $2.9 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, short-term investments and inventories. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities, partially offset by a decrease in accrued compensation.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) our operating, investing and financing activities for the periods presented:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$30,238	$13,450
Cash used in investing activities	(22,382)	(46,622)
Cash provided by financing activities	26,826	14,920
Effect of exchange rate changes on cash and cash equivalents	660	128
Net increase (decrease) in cash and cash equivalents	$35,342	$(18,124)

For the nine months ended September 30, 2013, net cash provided by operating activities was $30.2 million, primarily due to cash contributed from our operating results and an increase in accrued liabilities, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in shipments and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. For the nine months ended September 30, 2012, net cash provided by operating activities was $13.5 million primarily reflecting the cash contribution from our operating results and an increase in accounts payable, partially offset by increases in both inventories and accounts receivable. The increase in accounts receivable resulted in large measure from the timing of shipments relative to the fourth quarter of 2011. The growth in accounts payable was largely in support of both the building improvements for our new headquarters and inventory purchases.

For the nine months ended September 30, 2013, net cash used in investing activities was $22.4 million, primarily reflecting $15.4 million of property and equipment purchases and $7.0 million net purchases of investments. For the nine months ended September 30, 2012, net cash used in investing activities was $46.6 million, primarily reflecting $18.7 million of property and equipment purchases and $27.4 million net purchases of investments.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in US government securities and auction-rate securities. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

As of September 30, 2013, our investments included $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $403,000, of which $373,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance for auction-rate securities as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary. In September 2013, one auction-rate security of $2.0 million was called at par by the issuer and redeemed in October 2013. The Company classified the auction-rate security as a short-term investment as of September 30, 2013.

The underlying maturities of these auction-rate securities are up to 35 years. As of September 30, 2013 and December 31, 2012, the portion of the impairment classified as temporary was based on the following analysis:

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
4.

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009 for our holdings in auction-rate securities, we do not believe that there is any additional credit loss associated with other auction-rate securities because we expect to recover the entire amortized cost basis;

5.

$6.3 million of auction-rate securities were downgraded by Moody’s to A3-Baa3 during the year ended December 31, 2009. There have been no further downgrades since. One auction-rate security of $2.0 million was called at par by the issuer and redeemed in October 2013;

6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of auction-rate securities, representing 72% of the original portfolio, have been at par.

Unless a rights offering or other similar offer is made to redeem at par and accepted by us, we intend to hold the balance of these investments through successful auctions at par.

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

	At September 30, 2013	At December 31, 2012
Time-to-liquidity (months)	24	24
Expected return (based on the requisite treasury rate, plus a contractual penalty rate)	2.3%	1.8%
Discount rate (based on the requisite LIBOR, the cost of debt and a liquidity risk premium)	3.1%-7.9%, depending on the credit-rating of the security	2.5%-7.3%, depending on the credit-rating of the security

Net cash provided by financing activities for the nine months ended September 30, 2013 was $26.8 million, primarily reflecting $32.7 million of cash received from the exercise of stock options and $2.1 million of cash received from common stock sold through our ESPP, partially offset by $8.0 million of cash used in repurchases of common stock. Net cash provided by financing activities for the nine months ended September 30, 2012 was $14.9 million, primarily reflecting $12.2 million of cash received from the exercise of stock options and $1.9 million of cash received from common stock sold through our ESPP.

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100.0 million in the aggregate of its common stock from August 9, 2013 to June 30, 2015. All shares are retired upon repurchase. For the three months ended September 30, 2013, the Company repurchased 268,000 shares for $8.0 million, at an average price of $29.75 per share. As of September 30, 2013, $92.0 million remained available for future repurchases under the program.

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

As of September 30, 2013, our total outstanding purchase commitments were $14.3 million, which includes wafer purchases from our three foundries and the purchase of assembly services primarily from multiple contractors in Asia. This compares to purchase commitments of $15.5 million as of December 31, 2012.

Our other contractual obligations have not changed significantly from that disclosed in our annual report on Form 10-K filed with the SEC on March 5, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013. During the three and nine months ended September 30, 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

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

O2 Micro

As reported in our quarterly reports on Form 10-Q for the first and second quarters of 2013, in May 2012, the United States District Court for the Northern District of California (the “District Court”) issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award was in addition to the approximately $0.3 million in taxable costs that the District Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.  In October 2012, O2 Micro appealed the District Court’s judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In August 2013, the Federal Circuit affirmed O2 Micro’s liability for the full amount of the award.  In September 2013, O2 Micro filed a petition for rehearing of that ruling, but the Federal Circuit denied O2 Micro’s petition for rehearing on October 16, 2013.  O2 Micro has not indicated whether it will seek review by the United States Supreme Court.  As of September 30, 2013, the Company did not record the award as income in the Condensed Consolidated Statements of Operations since payment has not been received.

 Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp and Silergy Technologies for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. No further amount was due to the Company as of June 30, 2013. All amounts were recorded as credits to litigation benefit (expense) in the Condensed Consolidated Statements of Operations in the periods the proceeds were received.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and global market conditions;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government shutdown and debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors, value-added resellers and/or end-customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of additional lost business as a result of customer and prospective customer concerns about adverse outcomes in our litigations or about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	the fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the computer, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from current capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	determining the probability of accounting charges associated with performance based equity awards granted to our employees.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), is difficult to accurately forecast;

•	consumer electronic sales, which has experienced and may continue to experience a downturn as a result of the worldwide economic crisis;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	determining the probability and magnitude of stock compensation accounting charges; and

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

For example, due to product shortages early in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue particularly in 2011 and may continue to impact our revenue sources and growth in future periods.

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

We derive most of our revenue from customers located in Asia through direct or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2013, approximately 91% and 90% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We depend on a limited number of customers for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 33% and 32% of revenue for the three and nine months ended September 30, 2013, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 33% and 32% of our total revenue for the three and nine months ended September 30, 2013, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.

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

For example, due to lack of capacity, which resulted in product shortages in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue particularly in 2011 and may continue to impact our revenue sources and growth in future periods.

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

As a fabless semiconductor company, we purchase our inventory from third party manufacturers in advance of selling our product. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the time frame that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigations, or product returns, we may have excess inventory which, if not sold, may need to be disposed of or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

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

Our French subsidiary is currently under audit for taxable years 2009 and 2010. We have responded to the questions raised by the tax authority. We do not believe the resolution of the audits will result in a significant impact on our consolidated financial position, results of operations and cash flows. Aside from the audits in the U.S. and France, there are no other income tax audits in process in any other material jurisdiction.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At September 30, 2013, $10.2 million of our auction-rate security investments, have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

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

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. For example, because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

Our products must meet exacting specifications, and undetected defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability risk.

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes the company to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

The price and availability of commodities (e.g., gold, copper and silicon) may adversely impact our ability to deliver our products in a timely and cost-effective manner and may adversely affect our business and results of operations.

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

The average selling prices of products in our markets have historically decreased over time and will likely do so in the future, which could harm our revenue and gross profits.

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

If we fail to continue to adequately staff our sales, applications, financial and legal staff, maintain or upgrade our business systems and maintain internal control that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales and internal control over financial reporting could be adversely affected.

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

Executive officers and directors beneficially owned in aggregate approximately 11% of our outstanding common stock as of September 30, 2013. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended September 30, 2013 were as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
August 1 - August 31	261,342	$29.74	261,342
September 1 - September 30	6,657	$30.04	6,657
Total	267,999	$29.75	267,999	$92,027

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100.0 million in the aggregate of its common stock from August 9, 2013 through June 30, 2015. Shares are retired upon repurchase.

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

Dated: October 28, 2013
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