Form 10-K
period 2013-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2014-03-10
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2013 was 37,336,120.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2013 was $24.11.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2013 was $446,761,917.*

There were 38,686,172 shares of the registrant’s common stock issued and outstanding as of March 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2013.

*

Excludes 18,805,970 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2013.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to introduce additional new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of auction-rate securities on our liquidity and capital resources, as well as the liquidity of our other investments,

•	the application of our products in the communications, storage and computing, consumer and industrial markets continuing to account for our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2014,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax returns,

•	the percentage of our total revenue from various market segments, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and, in particular, in Item 1A. “Risk Factors.” Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems is a fabless semiconductor company that designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors. We combine advanced process technology with our highly experienced analog designers to produce high-performance power management integrated circuits (ICs) for DC to DC converters and Lighting Control products. Our products are used extensively in computing and network communications products, flat panel TVs, set top boxes, lighting products and a wide variety of consumer and portable electronics products, and automotive and industrial markets. We partner with world-class manufacturing organizations to deliver top quality, ultra-compact, high-performance solutions through productive, cost-efficient channels. Founded in 1997 and headquartered in San Jose, California, we have expanded our global presence with offices in Taiwan, China, Korea and Japan, which operate under MPS International, Ltd. We have marketing representatives in Europe and Singapore.

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

Analog and Mixed-Signal Markets.  We focus on the market for “high performance’ analog and mixed-signal ICs. “High performance’ products generally are differentiated by functionality and performance factors which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish analog and mixed-signal IC markets, and in particular the high performance portion of the analog and mixed signal IC market, from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have, however, targeted product and market areas that we believe have the ability to offer above average industry growth over the long term.

Products and Applications

We currently have two primary product families that address multiple applications within the storage and computing, consumer electronics, communications, and industrial/automotive markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Direct Current (DC) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, set top boxes, TVs and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices.

 Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigation systems, and LCD televisions. Backlighting solutions are typically either white light emitting diode (WLED) lighting sources or cold cathode fluorescent lamps (CCFL). WLED lighting control ICs step-up or step-down a DC voltage, or convert from an AC line voltage supplied by the utility company (also called AC/DC Offline) and provide efficient precision power and protection to a LED string or to multiple LED strings. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for cold cathode fluorescent lamps (CCFLs), and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products.

In addition to AC/DC offline solutions for lighting illumination applications, we also offer AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet.

We currently target our products at the consumer electronics, communications, storage and computing, and industrial markets, with the consumer market representing the largest portion of our revenue.

The following is a brief summary of our product family for various applications. For each of these applications, we are currently shipping products or have design wins, which are decisions by original equipment manufacturers (OEMs) or original design manufacturers (ODMs) to use our ICs:

Application	WLED Lighting Illumination (non-backlight)	LCD Backlight (Inverters or WLED)	DC to DC Converters (Buck & Boost)	µP Reset & Supervisory	Audio Amplifiers	AC/DC Offline	Chargers (Switching & Linear)	Current Limit Switches
Storage and Computing
Computers		X	X	X	X	X	X	X
LCD Monitors		X	X	X	X	X
Disk Drives/ Storage Networks			X	X				X
Consumer Electronics
LED TV Displays		X	X	X	X	X		X
Plasma TV Displays		X	X	X	X	X		X
Set Top Boxes	X		X	X	X	X		X
Blu-Ray & DVD Players		X	X	X	X	X
Digital Still Cameras			X	X	X		X
Commercial & Industrial Bulb & CFL Replacement	X		X			X
GPS and Infotainment systems		X	X	X	X		X	X
Communications
Cellular Handsets	X		X		X	X	X
Networking Infrastructure			X	X		X
VOIP			X	X
Wireless Access Points			X	X			X

 We derive a majority of our revenue from our DC to DC IC product family sold to the consumer electronics, communications, storage and computing and industrial markets.  In the future, we will continue to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, as well as expand our newer product families in battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of Greater China, expand our customer base and successfully secure manufacturing capacity.

Please refer to the table showing our revenue by product family in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Customers, Sales and Marketing

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

As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of revenue in 2013, 32% in 2012, and 27% in 2011. In addition, one other distributor accounted for 10% of our revenue in 2013. No other customers accounted for more than 10% of revenue in any periods presented.

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

 We have sales offices located in the United States, Taiwan, China, Korea and Japan and have marketing representatives in Europe and Singapore. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For the year ended December 31, 2013, approximately 90% of our revenue was from customers in Asia.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our manufacturing lead times are generally 4 to 12 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, either of which would negatively affect our profit margins.

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

Our research and development expenses totaled $49.7 million, $48.8 million and $44.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2013, we had approximately 1,040 patents issued and pending, of which 170 have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2033. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. For a more complete description of our legal matters, please read the section entitled Item 3 “Legal Proceedings” and Note 10 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or suppliers or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition, and cash flows.

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

In September 2004, we signed an agreement with a Chinese local authority to construct a facility in Chengdu, China, initially for the testing of our ICs. Pursuant to this agreement, we agreed to contribute capital in the form of cash, in-kind assets, and intellectual property, of at least $5.0 million to our wholly-owned Chinese subsidiary as the registered capital for the subsidiary and have exercised the option to purchase land use rights for the facility for approximately $0.2 million. Following the initial five-year lease term, we now have an option to acquire the facility in Chengdu for approximately $1.8 million which consists of total construction costs incurred minus total rent paid by us during the lease term. This option became exercisable in March 2011. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations. We constructed a 150,000 square foot research and development facility in Chengdu, China which was put into operation in October 2010.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2013, we employed 1,105 employees located in the United States, Taiwan, China, Japan, Korea, Europe and Singapore.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Fairchild Semiconductor, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microchip Technology, Microsemi Corporation, O2Micro International, ON Semiconductor, Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V., and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most of our competition. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Geographical and Segment Information

Please refer to the geographical and segment information for each of the last three fiscal years in Note 13 to our consolidated financial statements.

Please refer to the discussion of risks related to our foreign operations in the section entitled “Item 1A: Risk Factors”.

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 79 Great Oaks Boulevard, San Jose CA 95119. Our telephone number is (408) 826-0600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Information regarding our executive officers as of February 28, 2014 is as follows:

Name	Age	Position
Michael R. Hsing	54	President, Chief Executive Officer, and Director
Meera P. Rao	53	CFO and Principal Financial and Accounting Officer
Deming Xiao	51	President of Asia Operations
Maurice Sciammas	54	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	43	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Meera P. Rao has served as our Chief Financial Officer since January 2011. Ms. Rao joined us in January 2009 and served as our Vice President of Finance and Corporate Controller. Prior to joining MPS, she was the principal in her own consulting practice, working with various semiconductor companies, including MPS, where she set up our business operations in Chengdu, China in 2006.  Ms. Rao has more than 20 years of experience with semiconductor and high technology companies and has held various senior executive positions, including CFO of Integration Associates, Vice President of Finance and Interim CFO at Atrica, Vice President of Finance at Raza Foundries, Corporate Controller and Interim CFO at nVIDIA, as well as various positions at Advanced Micro Devices.  Ms. Rao is a CPA and holds an MBA from the University of Rochester.

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

Deming Xiao has served as our President of Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao has held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Saria Tseng has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined the Company from MaXXan Systems, Inc. where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue.  Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of lost business as a result of customer and prospective customer concerns about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	the fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and cause our stock price to decline and be volatile.

Our business has been and may continue to be significantly impacted by worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	consumer electronic sales, which have experienced a downturn as a result of the worldwide economic crisis;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	stock-based compensation accounting charges; and

•

our operating expenses, including general and administrative expenses, selling and marketing expenses, and research and development expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all.

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

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. Due to various factors, including increased competition, loss of certain of our customer base, unfavorable changes in our operations, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and ongoing litigation, we may not experience growth rates comparable to past periods, which could materially and adversely affect our stock price and results of operations.

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

We believe that the application of our products in the storage and computer, consumer electronics, communications and industrial markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product availability;

•	product quality and reliability; and

•	effective marketing, sales and service.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2013, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	changes in import/export regulations, tariffs, and freight rates;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of revenue for the year ended December 31, 2013. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

 We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which places us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 32% of our total revenue for the year ended December 31, 2013. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us.  As a result, this lack of capacity has at times constrained our product sales and revenue growth.  In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline.  In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations. For example, due to lack of capacity, which resulted in product shortages in 2010, several major customers in Korea sought alternative suppliers, which impacted our revenue particularly in 2011 and may continue to impact our revenue sources and growth in future periods.

We currently depend on third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers become insolvent or capacity constrained and are unable and/or fail to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with certain suppliers for the production of wafers. Should any of our suppliers become insolvent or capacity constrained, we may not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products.  In addition, events such as the recent global economic crisis may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

There may be unanticipated costs associated with adding to or supplementing our third-party suppliers’ manufacturing capacity.

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, and testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

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

As a fabless semiconductor company, we purchase our inventory from third party manufacturers in advance of selling our product. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigations, or product returns, we may have excess inventory which, if not sold, may need to be disposed of or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS and foreign tax authorities could have a material adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. As of June 2013, the IRS has responded and continues to disagree with our rebuttal. We took the issue to the IRS Office of Appeals and have an appointed date in March 2014. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to December 31, 2014.

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

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions, we believe that it is more likely than not that the benefit of such positions will be sustained upon the resolution of our audits, resulting in no significant impact on our consolidated financial position and the results of operations and cash flows.

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

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At December 31, 2013, $10.3 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 35 years.

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

Our products must meet specifications, and undetected defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability risk.

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

Our products incorporate commodities such as gold, copper and silicon. An increase in the price or a decrease in the availability of these commodities and similar commodities that we use could negatively impact our business and results of operations.

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

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facility in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our profit margins.

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

The introduction of new products presents significant business challenges because product development plans and expenditures must be made up to two years or more in advance of any sales. It takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into our customers’ products or systems; and

•	the development and commercial introduction of our customers’ products incorporating new technologies frequently are delayed.

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

Our success depends on our investment of significant resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. In the event of future acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other intangibles. Such actions by us could impact our operating results and the price of our common stock.

In addition, we may be unable to identify or complete prospective acquisitions for various reasons, including competition from other companies in the semiconductor industry, the valuation expectations of acquisition candidates and applicable antitrust laws or related regulations.  If we are unable to identify and complete acquisitions, we may not be able to successfully expand our business and product offerings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are located in San Jose, California and Chengdu, China. Prior to May 2012, we leased a facility with approximately 55,110 square feet in San Jose, California, which served as our corporate headquarters, as well as our sales and research and development center. Certain test procedures and manufacturing also took place in this San Jose facility. The landlord exercised their right to terminate the lease in April 2012. In May 2012, we moved to an owned facility located at 79 Great Oaks Boulevard in San Jose, California, which serves as our corporate headquarters and sales offices. The property consists of a building with approximately 106,262 square feet and 5.5 acres of land.

We lease a facility with approximately 56,000 square feet in Chengdu, China, which serves as our test facility and manufacturing hub. In addition, we constructed a 150,000-square foot research and development facility in Chengdu, China, which was put into operation in October 2010.

We also lease sales and research and development offices in the United States, Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims.

O2 Micro

In May 2012, the United States District Court for the Northern District of California (the “District Court”) issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that we won in 2010.  This award was in addition to the approximately $0.3 million in taxable costs that the District Court had earlier ordered O2 Micro to pay to us in connection with the same lawsuit.  In October 2012, O2 Micro appealed the District Court’s judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In August 2013, the Federal Circuit affirmed O2 Micro’s liability for the full amount of the award.  In September 2013, O2 Micro filed a petition for rehearing of that ruling, but the Federal Circuit denied O2 Micro’s petition for rehearing on October 16, 2013.

In November 2013, we received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. If the Supreme Court agrees to review the case and O2 Micro is successful in obtaining a favorable ruling against us, we may be liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, we recorded the $9.5 million as a current liability as of December 31, 2013.

Silergy

In December 2011, we entered into a settlement and license agreement with Silergy Corp. and Silergy Technology for infringement of our patent whereby we would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. No further amount was due to us as of December 31, 2013. All amounts were recorded as credits to litigation expense (benefit), net, in the Consolidated Statements of Operations in the periods the proceeds were received.

 Linear

In August 2012, the United States Court of Appeals for the Federal Circuit issued an order affirming the judgment issued by the United States District Court for the District of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that we won in 2011. During the fourth quarter of 2012, we received a payment from Linear of $2.3 million plus $0.2 million reimbursement of additional attorney fees in connection with the cost of defending the appeal, which was recorded as a credit to litigation expense (benefit), net, in the Consolidated Statements of Operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR”. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock:

	High	Low
2013
Fourth quarter	$34.66	$27.59
Third quarter	31.05	23.93
Second quarter	25.02	20.99
First quarter	25.51	22.18

2012
Fourth quarter	$22.38	$17.17
Third quarter	23.07	17.07
Second quarter	22.40	17.70
First quarter	19.91	14.58

Holders of Our Common Stock

As of February 28, 2014, there were 16 registered holders of record of our common stock.

Dividend Policy

In December 2012, we paid our first ever cash dividend of $1.00 per share to stockholders for a total of $35.7 million. Other than this special dividend, we have not paid cash dividend on our common stock.

Performance of Our Common Stock

The following graph compares the cumulative 60-month total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S&P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on December 31, 2008 and its relative performance is tracked through December 31, 2013.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activities during the three months ended December 31, 2013 were as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31	148,188	$30.70	148,188
November 1 - November 30	122,865	$32.26	122,865
December 1 - December 31	124,750	$33.10	124,750
Total	395,803		395,803	$79,400

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares are retired upon repurchase.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. You should read the following table in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Revenue	$238,091	$213,813	$196,519	$218,840	$165,008
Cost of revenue	110,190	100,665	94,925	97,383	67,330
Gross profit	127,901	113,148	101,594	121,457	97,678
Operating expenses:
Research and development	49,733	48,796	44,518	44,372	38,295
Selling, general and administrative	54,624	50,018	40,280	41,169	36,752
Litigation expense (benefit), net	(371)	(2,945)	3,379	5,418	3,101
Total operating expenses	103,986	95,869	88,177	90,959	78,148
Income from operations	23,915	17,279	13,417	30,498	19,530
Interest and other income, net	92	611	309	922	618
Income before income taxes	24,007	17,890	13,726	31,420	20,148
Income tax provision	1,109	2,134	425	1,857	474
Net income	$22,898	$15,756	$13,301	$29,563	$19,674

Basic net income per share	$0.61	$0.45	$0.39	$0.83	$0.57
Diluted net income per share	$0.59	$0.43	$0.38	$0.78	$0.54
Weighted average common shares outstanding:
Basic	37,387	34,871	34,050	35,830	34,310
Diluted	38,620	36,247	35,160	37,826	36,634

Consolidated Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands, except cash dividend per common share)
Cash and cash equivalents	$101,213	$75,104	$96,371	$48,010	$46,717
Short-term investments	125,126	85,521	77,827	129,709	118,914
Long-term investments	9,860	11,755	13,675	19,180	19,445
Total assets	368,908	287,162	273,867	281,603	241,821
Long-term income tax liabilities	5,542	5,408	4,920	5,015	4,915
Common stock	234,201	194,079	159,336	178,269	175,518
Total stockholders' equity	323,399	258,294	242,877	246,895	212,957
Working capital	253,597	190,841	185,435	195,403	179,577
Cash dividend per common share	-	1.00	-	-	-

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. Our products are used extensively in storage and computing products, network communications products, flat panel TVs, set top boxes, lighting products and a wide variety of consumer and portable electronics products, and automotive and industrial markets. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. For the years ended December 31, 2013 and 2012, 90% and 89% of our revenue, respectively, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, financial instruments, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions.  Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in us generally recognizing revenue upon shipment (when title passes) to customers, including distributors, original equipment manufacturers and electronic manufacturing service providers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

Our revenue consists primarily of sales of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers, and we receive royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2013 and 2012, approximately 91% of our distributor sales, including sales to our value-added resellers, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2013 and 2012, approximately 9% of our distributor sales were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to our consolidated financial statements.  In the future, if we are unable to estimate our stock rotation returns accurately, we may have to recognize revenue when the distributors sell such inventory to end customers.

We generally recognize revenue upon shipment of products to the distributors for the following reasons:

(1)	Our price is fixed or determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors when we recognize revenue upon shipment.
(2)	Our distributors are obligated to pay us and this obligation is not contingent on the resale of our products.
(3)	The distributors’ obligation is unchanged in the event of theft or physical destruction or damage to the products.
(4)	Our distributors have stand-alone economic substance apart from our relationship.
(5)	We do not have any obligations for future performance to directly bring about the resale of our products by the distributors.
(6)

The amount of future returns can be reasonably estimated. We have the ability and the information necessary to track inventory sold to and held at our distributors. We maintain a history of returns and have the ability to estimate the stock rotation returns on a quarterly basis.

If we enter into arrangements that have rights of return that are not estimable, we recognize revenue under such arrangements only after the distributors have sold our products to end customers. Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of December 31, 2013 and 2012 was $1.7 million and $1.6 million, respectively. The deferred costs as of December 31, 2013 and 2012 were $0.2 million.

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

Accounting for Income Taxes. ASC 740-10, Income Taxes – Overall, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and disclosure. In accordance with ASC 740-10, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

As of December 31, 2013 and 2012, we had a valuation allowance of $16.7 million and $12.5 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

We incurred significant stock-based compensation expense, which related to employee stock purchase plans for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Contingencies. We are a party to actions and proceedings incidental to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25, Contingencies – Loss Contingencies – Recognition, to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation. We account for stock-based compensation under the provisions of ASC 718-10-30, Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options and employee stock purchase plan. The fair value of our time-based and performance-based restricted stock units is based on the grant date share price. The fair value of our market-based restricted stock units is estimated using a Monte Carlo simulation model.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. For our performance-based awards, we recognize compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. For our market-based awards, compensation expense is not reversed if the market condition is not satisfied. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation expense and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. Specifically, the standard allows an entity to present components of net income and components of other comprehensive income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The guidance became effective in the first quarter of 2013 and applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. We adopted this standard on January 1, 2013 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. The standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The guidance will become effective in the first quarter of 2014 and should be applied prospectively. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percentages)
Revenue	$238,091	100.0%	$213,813	100.0%	$196,519	100.0%
Cost of revenue	110,190	46.3	100,665	47.1	94,925	48.3
Gross profit	127,901	53.7	113,148	52.9	101,594	51.7
Operating expenses:
Research and development	49,733	20.9	48,796	22.8	44,518	22.7
Selling, general and administrative	54,624	22.9	50,018	23.4	40,280	20.5
Litigation expense (benefit), net	(371)	(0.2)	(2,945)	(1.4)	3,379	1.7
Total operating expenses	103,986	43.6	95,869	44.8	88,177	44.9
Income from operations	23,915	10.1	17,279	8.1	13,417	6.8
Interest and other income, net	92	0.0	611	0.3	309	0.2
Income before income taxes	24,007	10.1	17,890	8.4	13,726	7.0
Income tax provision	1,109	0.5	2,134	1.0	425	0.2
Net income	$22,898	9.6%	$15,756	7.4%	$13,301	6.8%

Revenue

The following table summarizes our revenue by product family:

	Year Ended December 31,						Percentage Change
Product Family	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue	From 2012 to 2013	From 2011 to 2012
	(In thousands, except percentages)
DC to DC products	$211,337	88.8%	$188,736	88.3%	$170,032	86.5%	12.0%	11.0%
Lighting control products	26,754	11.2%	25,077	11.7%	26,487	13.5%	6.7%	(5.3%	)
Total	$238,091	100.0%	$213,813	100.0%	$196,519	100.0%	11.4%	8.8%

Revenue for the year ended December 31, 2013 was $238.1 million, an increase of $24.3 million, or 11.4%, from $213.8 million for the year ended December 31, 2012. This increase was due to higher sales of both DC to DC and lighting control products, as higher unit shipments were offset in part by lower average selling prices. Revenue from our DC to DC products was $211.3 million for the year ended December 31, 2013, an increase of $22.6 million, or 12.0%, from the same period in 2012. This increase was primarily due to higher sales of our DC to DC converters, Mini-Monsters, PMICs and battery charger products. Revenue from our lighting control products was $26.8 million for the year ended December 31, 2013, an increase of $1.7 million, or 6.7%, compared with the same period in 2012. This increase was primarily due to higher sales of our WLED products, offset in part by decreased demand for our CCFLC products.

Revenue for the year ended December 31, 2012 was $213.8 million, an increase of $17.3 million, or 8.8%, from $196.5 million for the year ended December 31, 2011. This increase was primarily due to increased demand for our DC to DC products. Revenue from our DC to DC products was $188.7 million, an increase of $18.7 million, or 11.0%, over the same period in 2011. This increase was primarily due to increased demand for our DC to DC converters, Mini-Monster and CLS products. Sales of our lighting control products for the year ended December 31, 2012 were down by 5.3% compared to the same period in 2011. This decrease was primarily due to reductions in demand for our CCFL and WLED products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs and stock-based compensation expenses.

	Year Ended December 31,			Percentage Change
	2013	2012	2011	From 2012 to 2013	From 2011 to 2012
	(in thousands, except percentages)
Cost of revenue	$110,190	$100,665	$94,925	9.5%	6.0%
Cost of revenue as a percentage of revenue	46.3%	47.1%	48.3%
Gross profit	$127,901	$113,148	$101,594	13.0%	11.4%
Gross margin	53.7%	52.9%	51.7%

Gross profit as a percentage of revenue, or gross margin, was 53.7% for the year ended December 31, 2013, compared to 52.9% for the year ended December 31, 2012. The increase in gross margin year-over-year was primarily due to an improved product mix and lower inventory reserves, offset in part by lower overhead capitalization, compared to the same period in 2012.

Gross margin was 52.9% for the year ended December 31, 2012, compared to 51.7% for the year ended December 31, 2011. The increase in gross profit margin year-over-year was primarily due to lower inventory reserves and an improved product mix compared to the same period in 2011.

Research and Development

Research and development expenses consist of salary and benefit expenses and stock-based compensation expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Year Ended December 31,			Percentage Change
	2013	2012	2011	From 2012 to 2013	From 2011 to 2012
	(in thousands, except percentages)
Research and development ("R&D")	$49,733	$48,796	$44,518	1.9%	9.6%
R&D as a percentage of revenue	20.9%	22.8%	22.7%

R&D expenses were $49.7 million, or 20.9% of revenue, for the year ended December 31, 2013 and $48.8 million, or 22.8% of revenue, for the year ended December 31, 2012. R&D expenses increased year-over-year primarily due to an increase in depreciation and salary and benefit expenses. Our R&D headcount as of December 31, 2013 was 449 employees, compared to 388 employees as of December 31, 2012.

R&D expenses were $48.8 million, or 22.8% of revenue, for the year ended December 31, 2012 and $44.5 million, or 22.7% of revenue, for the year ended December 31, 2011. R&D expenses increased year-over-year primarily due to an increase in salary and benefit expenses, stock-based compensation expenses and expenses associated with increased new product development. Our R&D headcount as of December 31, 2012 was 388 employees, compared to 374 employees as of December 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, and outside legal and accounting fees.

	Year Ended December 31,			Percentage Change
	2013	2012	2011	From 2012 to 2013	From 2011 to 2012
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$54,624	$50,018	$40,280	9.2%	24.2%
SG&A as a percentage of revenue	22.9%	23.4%	20.5%

SG&A expenses were $54.6 million, or 22.9% of revenue, for the year ended December 31, 2013 and $50.0 million, or 23.4% of revenue, for the year ended December 31, 2012. SG&A expenses increased year-over-year primarily due to an increase in stock-based compensation expenses, salary and benefit expenses and sales commissions on higher revenue, offset in part by lower professional service fees. Our SG&A headcount as of December 31, 2013 was 249 employees, compared to 250 employees as of December 31, 2012.

SG&A expenses were $50.0 million, or 23.4% of revenue, for the year ended December 31, 2012 and $40.3 million, or 20.5% of revenue, for the year ended December 31, 2011. SG&A expenses increased year-over-year primarily due to an increase in salary and benefit expenses, stock-based compensation expenses, professional service fees and sales commissions on higher revenue. Our SG&A headcount as of December 31, 2012 was 250 employees, compared to 238 employees as of December 31, 2011.

Litigation Expense (Benefit), Net

	Year Ended December 31,					Percentage Change
	2013		2012		2011	From 2012 to 2013		From 2011 to 2012
	(in thousands, except percentages)
Litigation expense (benefit), net	$(371)		$(2,945)		$3,379	(87.4%	)	(187.2%	)
Litigation expense (benefit), net, as a percentage of revenue	(0.2%	)	(1.4%	)	1.7%

Litigation benefit, net, was ($371,000), or (0.2%) of revenue, for the year ended December 31, 2013, compared to a net litigation benefit of ($2.9) million, or (1.4%) of revenue, for the year ended December 31, 2012. The year-over-year decrease in litigation benefit was primarily due to $0.8 million received in 2013 in connection with the settlement from Silergy, compared with $3.7 million received in 2012 in connection with settlements from Linear and Silergy. These payments were recorded as credits to litigation expense (benefit), net, in the Consolidated Statements of Operations. No further amount was due to us from these two lawsuits as of December 31, 2013.

Litigation benefit, net, was ($2.9) million, or (1.4%) of revenue, for the year ended December 31, 2012, compared to a net expense of $3.4 million, or 1.7% of revenue, for the year ended December 31, 2011. The year-over-year decrease in litigation expense was primarily due to $3.7 million received in connection with settlements from Linear and Silergy in 2012. These payments were recorded as credits to litigation expense (benefit), net, in the Consolidated Statements of Operations. During the year ended December 31, 2011, we incurred additional legal expenses primarily relating to our lawsuits involving O2 Micro.

For a more complete description of our current material litigation matters, please see Part I, Item 3 “Legal Proceedings” and Note 10 “Litigation” of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

For the years ended December 31, 2013, 2012 and 2011, interest and other income, net, was $92,000, $611,000 and $309,000, respectively. Interest and other income, net, decreased from 2012 to 2013 primarily due to higher foreign currency exchange losses and lower interest income in 2013 compared to 2012. Interest and other income, net, increased from 2011 to 2012 primarily due to lower foreign currency exchange losses, partially offset by lower interest income in 2012 compared to 2011.

Income Tax Provision

The income tax provision for the year ended December 31, 2013 was $1.1 million or 4.6% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted stock units released and changes in our valuation allowance during the year.

The income tax provision for the year ended December 31, 2012 was $2.1 million or 11.9% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates. The income tax provision for year ended December 31, 2011 was $0.4 million or 3.1% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates.

For additional information, see Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	As of December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$101,213	$75,104
Short-term investments	125,126	85,521
Total cash, cash equivalents and short-term investments	$226,339	$160,625
Percentage of total assets	61.4%	55.9%

Total current assets	$292,086	$214,301
Total current liabilities	(38,489)	(23,460)
Working capital	$253,597	$190,841

As of December 31, 2013, we had cash and cash equivalents of $101.2 million and short-term investments of $125.1 million, compared with cash and cash equivalents of $75.1 million and short-term investments of $85.5 million as of December 31, 2012. The increase of $26.1 million in cash and cash equivalents was primarily due to cash generated from operating activities, a cash payment received in connection with the O2 Micro litigation, and proceeds from stock option exercises and stock purchases under our employee stock purchase plan. This increase was partially offset by repurchases of our common stock, property and equipment purchases and investment in short-term securities. As of December 31, 2013, $58.2 million of cash and cash equivalents and $17.0 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred revenue and customer prepayments.

As of December 31, 2013, we had working capital of $253.6 million, compared with working capital of $190.8 million as of December 31, 2012. The $62.8 million increase in working capital was due to a $77.8 million increase in current assets, net of a $15.0 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, short-term investments, accounts receivable and inventories. The increase in current liabilities was primarily due to an increase in accrued compensation and other accrued liabilities, which included a cash payment received from the O2 Micro litigation.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by operating activities	$60,686	$24,912	$43,685
Cash provided by (used in) investing activities	(54,324)	(26,837)	36,222
Cash provided by (used in) financing activities	18,850	(19,553)	(31,975)
Effect of exchange rate changes on cash and cash equivalents	897	211	429
Net increase (decrease) in cash and cash equivalents	$26,109	$(21,267)	$48,361

For the year ended December 31, 2013, net cash provided by operating activities was $60.7 million, primarily due to cash contributed from our operating results during the year and a cash payment of $9.5 million received in connection with the O2 Micro litigation recorded as a liability as of December 31, 2013. These increases were partially offset by increases in both inventories and accounts receivable. The increase in accounts receivable resulted in large measure from an increase in shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as finished goods to meet anticipated future demand.  Net cash provided by operating activities was $24.9 million for the year ended December 31, 2012, primarily reflecting cash contributed from our operating results, partially offset by $27.8 million increase in working capital requirements. For the year ended December 31, 2011, net cash provided by operating activities was $43.7 million primarily reflecting cash generated from our operating results.

For the year ended December 31, 2013, net cash used in investing activities was $54.3 million, primarily reflecting net purchases of short-term investments and purchases of property and equipment, partially offset by proceeds from the redemption of auction-rate securities. For the year ended December 31, 2012, net cash used in investing activities was $26.8 million related to our investment in equipment, building improvements at our new headquarters located in San Jose, California and net purchases of short-term investments, partially offset by proceeds from the redemption of auction-rate securities. For the year ended December 31, 2011, net cash provided by investing activities was $36.2 million primarily from net proceeds from the sales of short-term investments and the redemption of auction-rate securities, partially offset by purchases of property and equipment.

We use professional investment management firms to manage the majority of our invested cash. Our fixed income portfolio is primarily invested in U.S. government securities and auction-rate securities. The balance of the fixed income portfolio is managed internally and invested primarily in money market securities for working capital purposes.

Our investment portfolio as of December 31, 2013 included $9.9 million in government-backed student loan auction-rate securities, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary. For the years ended December 31, 2013 and 2012, we redeemed $2.0 million and $2.1 million of auction-rate securities at par.

For the year ended December 31, 2013, net cash provided by financing activities was $18.9 million, primarily reflecting $40.0 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan, partially offset by $20.6 million used in the repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2012 was $19.6 million, primarily reflecting the $35.7 million cash dividend paid to common stockholders on December 28, 2012, partially offset by $15.2 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net cash used in financing activities for the year ended December 31, 2011 was $32.0 million, primarily reflecting $38.5 million of stock repurchases, which was partially offset by $6.5 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan.

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. From the inception of the program through December 31, 2013, we repurchased a total of 663,802 shares for $20.6 million, at an average price of $31.06 per share. As of December 31, 2013, $79.4 million remained available for future repurchases under the program.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Consolidated Statements of Cash Flows.

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

 From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration.  We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017 and Thereafter
Operating leases	$2,019	$739	$600	$567	$113
Outstanding purchase commitments	12,350	12,350	-	-	-
Other obligations	1,250	400	300	300	250
Total	$15,619	$13,489	$900	$867	$363

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of December 31, 2013, the outstanding balance was $12.4 million compared with $15.5 million as of December 31, 2012.

Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $5.5 million from the table above. In addition, because of the uncertainty as to the timing of distributions related to our liabilities for the employee deferred compensation plan, we have excluded estimated obligations of $0.6 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Fluctuations in interest rates of 10% would not have a material impact on our results of operations.

 We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale. For available-for-sale investments, no gains or losses are recognized by us in our results of operations due to changes in interest rates unless such securities are sold prior to maturity or are determined to be other-than-temporarily impaired. Available-for-sale investments are reported at fair value with the related unrealized gains or losses being included in accumulated other comprehensive income, a component of stockholders’ equity.

Long-Term Investments

As of December 31, 2013, all of our holdings in auction rate securities, which have a face value of $10.3 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $1.0 million.

Foreign Currency Exchange Risk

Our sales outside the United States are transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of the Company’s offshore operations is the local currency, primarily the Chinese Yuan and the New Taiwan Dollar. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 10, 2014

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$101,213	$75,104
Short-term investments	125,126	85,521
Accounts receivable, net of allowances of $0 as of December 31, 2013 and $20 as of December 31, 2012	23,730	19,383
Inventories	39,737	32,115
Deferred income tax assets, net	294	1
Prepaid expenses and other current assets	1,986	2,177
Total current assets	292,086	214,301
Property and equipment, net	64,837	59,412
Long-term investments	9,860	11,755
Deferred income tax assets, net	481	669
Other long-term assets	1,644	1,025
Total assets	$368,908	$287,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,694	$9,859
Accrued compensation and related benefits	10,419	7,686
Accrued liabilities	17,376	5,915
Total current liabilities	38,489	23,460
Income tax liabilities	5,542	5,408
Other long-term liabilities	1,478	-
Total liabilities	45,509	28,868
Commitments and contingencies (Notes 8, 9 and 10)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,291 and 35,673 as of December 31, 2013 and December 31, 2012, respectively	234,201	194,079
Retained earnings	82,938	60,040
Accumulated other comprehensive income	6,260	4,175
Total stockholders’ equity	323,399	258,294
Total liabilities and stockholders’ equity	$368,908	$287,162

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$238,091	$213,813	$196,519
Cost of revenue	110,190	100,665	94,925
Gross profit	127,901	113,148	101,594
Operating expenses:
Research and development	49,733	48,796	44,518
Selling, general and administrative	54,624	50,018	40,280
Litigation expense (benefit), net	(371)	(2,945)	3,379
Total operating expenses	103,986	95,869	88,177
Income from operations	23,915	17,279	13,417
Interest and other income, net	92	611	309
Income before income taxes	24,007	17,890	13,726
Income tax provision	1,109	2,134	425
Net income	$22,898	$15,756	$13,301

Basic net income per share	$0.61	$0.45	$0.39
Diluted net income per share	$0.59	$0.43	$0.38
Weighted average common shares outstanding:
Basic	37,387	34,871	34,050
Diluted	38,620	36,247	35,160

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$22,898	$15,756	$13,301
Other comprehensive income, net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2013, 2012 and 2011	130	140	270
Change in unrealized gains on other available-for-sale securities, net of $0 tax in 2013, 2012 and 2011	(33)	34	(37)
Foreign currency translation adjustments	1,988	408	1,381
Total other comprehensive income, net of tax	2,085	582	1,614
Comprehensive income	$24,983	$16,338	$14,915

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2011	35,063	$178,269	$66,647	$1,979	$246,895
Net income	-	-	13,301		13,301
Change in unrealized losses on auction-rate securities	-	-	-	270	270
Change in unrealized gains on other available-for-sale securities	-	-	-	(37)	(37)
Foreign currency translation adjustments	-	-	-	1,381	1,381
Exercise of stock options and related tax benefit	685	4,630	-	-	4,630
Repurchase of common shares	(2,485)	(38,472)	-	-	(38,472)
Shares purchased through employee stock purchase plan	150	1,773	-	-	1,773
Stock-based compensation expense	-	13,123	-	-	13,123
Compensation expense for non-employee stock options	-	13	-	-	13
Release of restricted stock	413	-	-	-	-
Balance as of December 31, 2011	33,826	159,336	79,948	3,593	242,877
Net income	-	-	15,756	-	15,756
Change in unrealized losses on auction-rate securities	-	-	-	140	140
Change in unrealized gains on other available-for-sale securities	-	-	-	34	34
Foreign currency translation adjustments	-	-	-	408	408
Cash dividend	-	-	(35,664)	-	(35,664)
Exercise of stock options and related tax benefit	1,152	14,232	-	-	14,232
Shares purchased through employee stock purchase plan	152	1,852	-	-	1,852
Stock-based compensation expense	-	18,642	-	-	18,642
Compensation expense for non-employee stock options	-	17	-	-	17
Release of restricted stock	543	-	-	-	-
Balance as of December 31, 2012	35,673	194,079	60,040	4,175	258,294
Net income	-	-	22,898	-	22,898
Change in unrealized losses on auction-rate securities	-	-	-	130	130
Change in unrealized gains on other available-for-sale securities	-	-	-	(33)	(33)
Foreign currency translation adjustments	-	-	-	1,988	1,988
Exercise of stock options	2,446	37,877	-	-	37,877
Repurchase of common shares	(664)	(20,615)	-	-	(20,615)
Shares purchased through employee stock purchase plan	111	2,145	-	-	2,145
Stock-based compensation expense	-	20,715	-	-	20,715
Release of restricted stock	725	-	-	-	-
Balance as of December 31, 2013	38,291	$234,201	$82,938	$6,260	$323,399

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$22,898	$15,756	$13,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,160	9,332	8,732
Loss on disposal of property and equipment	31	81	33
Amortization and loss on investments	443	254	376
Gain on auction-rate securities	-	(40)	-
Deferred income tax assets	(81)	(8)	(403)
Excess tax benefit from stock option transactions	-	(869)	(27)
Stock-based compensation	20,701	18,652	13,126
Changes in operating assets and liabilities:
Accounts receivable	(4,347)	(4,286)	3,250
Inventories	(7,606)	(12,004)	5,699
Prepaid expenses and other current assets	121	(456)	673
Accounts payable	1,440	754	(957)
Accrued liabilities	12,149	(2,097)	(438)
Accrued income taxes payable and long-term income tax liabilities	86	1,476	(169)
Accrued compensation and related benefits	2,691	(1,633)	489
Net cash provided by operating activities	60,686	24,912	43,685

Cash flows from investing activities:
Property and equipment purchases	(15,764)	(21,059)	(21,022)
Proceeds from sale of property and equipment	88	13	-
Premiums paid on deferred compensation plan	(617)	-	-
Purchases of short-term investments	(125,756)	(143,094)	(78,250)
Proceeds from sale of short-term investments	85,700	135,183	129,719
Proceeds from sale of long-term investments	2,025	2,100	5,775
Change in restricted assets	-	20	-
Net cash provided by (used in) investing activities	(54,324)	(26,837)	36,222

Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(557)	-	-
Proceeds from issuance of common shares	37,877	13,390	4,697
Proceeds from employee stock purchase plan	2,145	1,852	1,773
Repurchases of common shares	(20,615)	-	(38,472)
Dividend payment	-	(35,664)	-
Excess tax benefits from stock option transactions	-	869	27
Net cash provided by (used in) financing activities	18,850	(19,553)	(31,975)
Effect of change in exchange rates	897	211	429
Net increase (decrease) in cash and cash equivalents	26,109	(21,267)	48,361
Cash and cash equivalents, beginning of period	75,104	96,371	48,010
Cash and cash equivalents, end of period	$101,213	$75,104	$96,371

Supplemental disclosures for cash flow information:
Cash paid for taxes	$1,116	$807	$675
Supplemental disclosures of non-cash activities:
Liability accrued for property and equipment purchases	$1,941	$1,728	$1,483

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business — Monolithic Power Systems, Inc. (“MPS” or the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets proprietary, advanced analog and mixed-signal semiconductors.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency  — The Company’s foreign subsidiaries operate primarily using their respective local currencies, and therefore, the local currency has been determined to be the functional currency for each foreign subsidiary. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets. Foreign currency transaction losses are reported in interest and other income, net, in the Consolidated Statements of Operations and totaled $0.6 million, $0.1 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of stock-based awards, contingencies and tax valuation allowances. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of government agencies and treasuries and the Company’s long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations for those where credit has been extended. Accounts receivable allowances were not material in any periods presented.

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

Cash and Cash Equivalents — The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents.

Fair Value of Financial Instruments — ASC 820-10, Fair Value Measurements and Disclosures – Overall, defines fair value, establishes a framework for measuring fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as follows:

Level 1: Quoted prices in active markets for identical assets;
Level 2: Significant other observable inputs; and
Level 3: Significant unobservable inputs.

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term investments are classified as available-for-sale securities and are stated at their fair market value.

The Company uses ASC 320, Investments – Debt and Equity Securities, to determine whether an impairment is temporary or other-than temporary. Unrealized gains or losses that are deemed to be temporary are recorded as a component of accumulated other comprehensive income in stockholder’s equity in the Consolidated Balance Sheets and changes in unrealized gains or losses are recorded in the Consolidated Statements of Comprehensive Income. The Company records an impairment charge in interest and other income, net, in the Consolidated Statements of Operations when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security.

At December 31, 2013, the fair value of the Company’s holdings in auction rate securities was $9.9 million, all of which was classified as long-term available-for-sale investments. The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

Inventories — Inventories consist of work-in-process and finished goods. Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) or current market value. The Company writes down excess and obsolete inventory based on its age and forecasted demand, which includes estimates taking into consideration the Company’s outlook on uncertain events such as market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are not reversed until the related inventories have been sold.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to forty years. Buildings and building improvements have a depreciation life of up to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period.  Computer, software and equipment have a depreciation life of three to seven years. Furniture and fixtures have a depreciation life of three to five years.

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

 Other Assets — Other assets primarily consist of intangible assets for the land use rights in Chengdu, China, purchased patents, long-term lease deposits and deferred compensation plan assets. We amortize the land use rights over 50 years and the purchased patents up to five years.

Deferred Compensation Plan — The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors.

The deferred compensation plan assets include corporate-owned life insurance policies, which are recorded at the cash surrender value in each reporting period and are included in other assets. Changes in the cash surrender value are recorded in interest and other income, net, in the Consolidated Statements of Operations. The liabilities of the plan are recorded at fair value in each reporting period and are included in long-term liabilities. Changes in fair value of the liabilities are recorded as an operating expense (credit) in the Consolidated Statements of Operations.

Warranty Reserves — The Company generally provides a one to two-year warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Historically, the warranty expenses were not material to the Company’s consolidated financial statements.

Revenue Recognition — The Company recognizes revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers, including distributors, original equipment manufacturers and electronic manufacturing service providers.

The Company’s revenue consists primarily of sales of assembled and tested finished goods. The Company also sells die in wafer form to its customers and value-added resellers, and the Company receives royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2013 and 2012, approximately 91% of the Company’s distributor sales, including sales to the Company’s value-added resellers, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (the Company’s normal payment terms are 30-45 days for its distributors), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2013 and 2012, approximately 9% of the Company’s distributor sales were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to the Company’s consolidated financial statements.  In the future, if the Company is not able to estimate its stock rotation returns accurately, the Company may have to recognize revenue when the distributors sell such inventory to end customers.

The Company generally recognizes revenue upon shipment of products to the distributors for the following reasons:

(1)

The price is fixed or determinable at the date of sale. The Company does not offer special payment terms, price protection or price adjustments to distributors when the Company recognizes revenue upon shipment.

(2)	The distributors are obligated to pay the Company and this obligation is not contingent on the resale of the Company’s products.
(3)	The distributors’ obligation is unchanged in the event of theft or physical destruction or damage to the products.
(4)	The distributors have stand-alone economic substance apart from the Company’s relationship.
(5)	The Company does not have any obligations for future performance to directly bring about the resale of its products by the distributors.
(6)

The amount of future returns can be reasonably estimated. The Company has the ability and the information necessary to track inventory sold to and held at its distributors. The Company maintains a history of returns and has the ability to estimate the stock rotation returns on a quarterly basis.

 If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributors have sold the products to end customers. Two of the Company’s U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of December 31, 2013 and 2012 was $1.7 million and $1.6 million, respectively. The deferred costs as of December 31, 2013 and 2012 were $0.2 million.

Stock-Based Compensation — The Company accounts for stock-based compensation under the provisions of ASC 718-10-30, Compensation – Stock Compensation – Overall – Initial Measurement. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company uses the Black-Scholes model to estimate the fair value of its options and employee stock purchase plan. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units is estimated using a Monte Carlo simulation model.

The Company recognizes compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. For the performance-based awards, the Company recognizes compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. For the market-based awards, compensation expense is not reversed if the market condition is not satisfied. The amount of stock-based compensation that the Company recognizes is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, the Company may change the forfeiture rate, which could have a significant impact on its stock-based compensation expense.

Research and Development — Costs incurred in research and development are charged to operations as incurred.

Litigation Expenses (Benefits) — The Company records litigation costs in the period in which they are incurred. Due to the uncertainties inherent in litigation proceedings, the Company generally recognizes the proceeds resulting from settlement of litigation or favorable judgments when the cash is received and there is no further contingency related to the litigation. The proceeds are recorded as a reduction in litigation expense to the extent that litigation costs were previously incurred in the related case. Proceeds in excess of cumulative costs incurred for a case is recorded to interest and other income, net, on the Consolidated Statements of Operations. Litigation expense (benefit), net, in the Consolidated Statements of Operations includes primarily patent litigation and other contract-related matters.

Accounting for Income Taxes — In accordance with ASC 740-10, the Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities for its estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

 The Company incurred significant stock-based compensation expense, some of which are related to incentive stock options for which no corresponding tax benefit will be recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Contingencies — The Company is a party to actions and proceedings incident to its business in the ordinary course of business, including litigation regarding the Company’s intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities using ASC 450-20-25, Contingencies – Loss Contingencies – Recognition, to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss in accordance with ASC 450-20-25-2. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations (which may be ongoing), prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

Comprehensive Income — Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income presented in the Consolidated Balance Sheet primarily consists of unrealized gains and losses related to available-for-sale investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. Specifically, the standard allows an entity to present components of net income and components of other comprehensive income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The guidance became effective in the first quarter of 2013 and applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

 In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company adopted this standard on January 1, 2013 and the adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The guidance will become effective in the first quarter of 2014 and should be applied prospectively. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.

2.  Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	Estimated Fair Market Value as of
	December 31, 2013	December 31, 2012
Cash, cash equivalents and investments:
Cash	$62,625	$59,145
Money market funds	35,588	15,959
U.S. treasuries and government agency bonds	128,126	85,521
Auction-rate securities backed by student-loan notes	9,860	11,755
Total cash, cash equivalents and investments	$236,199	$172,380

Reported as:	December 31, 2013	December 31, 2012
Cash and cash equivalents	$101,213	$75,104
Short-term investments	125,126	85,521
Long-term investments	9,860	11,755
Total cash, cash equivalents and investments	$236,199	$172,380

For the years ended December 31, 2013 and 2012, the Company redeemed $2.0 million and $2.1 million, respectively, of auction-rate securities at par.

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	December 31, 2013	December 31, 2012
Due in less than 1 year	$95,509	$52,880
Due in 1 - 5 years	29,617	32,641
Due in greater than 5 years	9,860	11,755
	$134,986	$97,276

 The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$35,588	$-	$-	$35,588	$-
U.S. treasuries and government agency bonds	128,123	26	(23)	128,126	42,880
Auction-rate securities backed by student-loan notes	10,220	-	(360)	9,860	9,860
	$173,931	$26	$(383)	$173,574	$52,740

	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$15,959	$-	$-	$15,959	$-
U.S. treasuries and government agency bonds	85,483	45	(7)	85,521	14,121
Auction-rate securities backed by student-loan notes	12,245	-	(490)	11,755	11,755
	$113,687	$45	$(497)	$113,235	$25,876

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$35,588	$35,588	$-	$-
U.S. treasuries and government agency bonds	128,126	-	128,126	-
Auction-rate securities backed by student-loan notes	9,860	-	-	9,860
	$173,574	$35,588	$128,126	$9,860

	Fair Value Measurement at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$15,959	$15,959	$-	$-
U.S. treasuries and government agency bonds	85,521	-	85,521	-
Auction-rate securities backed by student-loan notes	11,755	-	-	11,755
	$113,235	$15,959	$85,521	$11,755

The Company's level 2 assets consist of U.S. treasuries and government agency bonds. These securities generally have market prices available from multiple sources, which are used as inputs into a distribution-curve based algorithm to determine fair value.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Beginning balance at January 1, 2012	$13,675
Sales and settlement at par	(2,100)
Realized gain included in interest and other income, net	40
Change in unrealized loss included in other comprehensive income	140
Balance at December 31, 2012	11,755
Sales and settlement at par	(2,025)
Change in unrealized loss included in other comprehensive income	130
Ending balance at December 31, 2013	$9,860

The Company’s investment portfolio as of December 31, 2013 included $9.9 million in government-backed student loan auction-rate securities, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2012 of $11.8 million in government-backed student loan auction-rate securities, net of impairment charges of $520,000, of which $490,000 was temporary and $30,000 was recorded as other-than-temporary.

The underlying maturities of these auction-rate securities are up to 34 years. As of December 31, 2013 and 2012, the portion of the impairment classified as temporary was based on the following analysis:

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
4.

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009, the Company does not believe that there is any additional credit loss associated with these securities because the Company expects to recover the entire amortized cost basis;

5.	There have been no further downgrades on these securities since 2009;
6.	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
7.	All redemptions of these securities, representing 76% of the original portfolio, have been at par.

Unless a rights offering or other similar offer is made to redeem at par and accepted by the Company, the Company intends to hold the balance of these investments through successful auctions at par.

Determining the fair value of the auction-rate securities requires significant management judgment regarding projected future cash flows which will depend on many factors, including the quality of the underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. To determine the fair value of the auction-rate securities, the Company used a discounted cash flow model with the following assumptions:

	At December 31, 2013			At December 31, 2012
Time-to-liquidity (months)		24			24
Expected return		2.5%			1.8%
Discount rate	3.3%	-	8.1%	2.5%	-	7.3%

For the year ended December 31, 2012, the Company redeemed a security at face value for which an other-than-temporary impairment of $40,000 had previously been recorded and therefore, recognized a gain of $40,000 in interest and other income, net, in the Consolidated Statement of Operations.

Deferred Compensation Plan:

In the second quarter of 2013, the Company adopted a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. As of December 31, 2013, the plan assets totaled $607,000 and the plan liabilities totaled $628,000. For the year ended December 31, 2013, the Company recorded an expense of $10,000 in interest and other income, net, related to the changes in the cash surrender value of the plan assets and an operating expense of $11,000 related to the changes in the fair value of the plan liabilities.

3. Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2013	2012
Work in process	$26,605	$20,992
Finished goods	13,132	11,123
Total inventories	$39,737	$32,115

4.  Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2013	2012
Equipment and software	$83,075	$65,937
Buildings and improvements	29,342	28,319
Land	5,600	5,600
Furniture and fixtures	2,681	2,518
Leasehold improvements	2,150	2,053
Vehicles	976	1,002
Property and equipment, gross	123,824	105,429
Less: accumulated depreciation and amortization	(58,987)	(46,017)
Property and equipment, net	$64,837	$59,412

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $12.1 million, $9.3 million and $8.7 million, respectively.

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Proceeds from litigation (see Note 10)	$9,489	$-
Deferred revenue and customer prepayments	2,523	2,198
Stock rotation reserve	1,459	961
Commissions	931	464
Sales rebate	900	575
Warranty	451	331
Other	1,623	1,386
Total accrued liabilities	$17,376	$5,915

6.  Stockholder’s Equity

The Company has two stock plans —the 2004 Equity Incentive Plan and the 2014 Equity Incentive Plan (collectively, the “Stock Plans”).

2004 Equity Incentive Plan (the “2004 Plan”)

The Company’s Board of Directors adopted the 2004 Plan in March 2004, and the Company’s stockholders approved it in November 2004. Grants generally vest over two to ten years. The 2004 Plan provides for annual increases in the number of shares available for issuance beginning on January 1, 2005 equal to the least of 5% of the outstanding shares of common stock on the first day of the year, 2,400,000 shares, or a number of shares determined by the Board of Directors. For the year ended December 31, 2013, the Company added 1.8 million shares available for future issuance to the 2004 Plan. As of December 31, 2013, approximately 3.8 million shares were available for future issuance.

The 2004 Plan will expire on November 12, 2014. Once the 2004 Plan expires, the Company will no longer be able to grant equity awards under the 2004 Plan, and any shares otherwise remaining available for future grants under the 2004 Plan will no longer be available for issuance.

2014 Equity Incentive Plan (the “2014 Plan”)

The Company’s Board of Directors adopted the 2014 Plan in April 2013, and the Company’s stockholders approved it in June 2013. The 2014 Plan will become effective on November 13, 2014, the day after the 2004 Plan expires. The 2014 Plan provides for the issuance of up to 5,500,000 shares and will expire on November 13, 2024.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$631	$510	$312
Research and development	6,219	6,922	5,909
Selling, general and administrative	13,851	11,220	6,905
Tax benefit	-	(187)	(114)
Total	$20,701	$18,465	$13,012

Special Cash Dividend

On December 11, 2012, the Company’s Board of Directors declared a special cash dividend of $1.00 per common share, which was paid on December 28, 2012 to all shareholders of record as of the close of business on December 21, 2012, for a total of $35.7 million.  This was the first cash dividend in the Company’s history. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Equity Award Modifications

In connection with the special cash dividend, the Company’s Board of Directors approved an equity award modification whereby the number of shares of each option outstanding as of December 28, 2012 was increased by a ratio of 1.0471 and the exercise price was reduced by the same ratio. Consequently, the Company granted an additional 171,484 shares. This modification was permissible pursuant to the Company’s 2004 Plan and resulted in an incremental compensation cost of $2.9 million, of which $2.8 million was recognized during the fourth quarter of 2012. The remaining $0.1 million is being recognized over the remaining vesting period of the awards. The Company used the Black-Scholes model to determine the fair value of the additional option awards with the following weighted-average assumptions: expected term of 1.9 years, expected volatility of 41.0%, risk-free interest rate of 0.3% and dividend yield of 0.0%.

In addition, in connection with the special cash dividend, the Company’s Board of Directors approved an equity award modification whereby for each unvested RSU as of December 28, 2012, the holder would receive 1.0471 shares upon vesting of the original awards granted. Consequently, the Company granted an additional 73,805 shares. This modification was permissible pursuant to the Company’s 2004 Plan and resulted in an incremental compensation cost of $1.5 million, which is being recognized over the remaining vesting period of the awards. The fair value of the additional RSUs was based on the grant date share price.

RSUs

The Company’s RSUs include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	616,549	$19.41	343,625	$20.73	-	$-	960,174	$19.88
Awards granted	853,480	14.40	-	-	-	-	853,480	14.40
Awards released	(310,976)	17.78	(102,125)	20.73	-	-	(413,101)	18.51
Awards forfeited	(76,622)	18.39	(24,375)	20.73	-	-	(100,997)	18.95
Outstanding at December 31, 2011	1,082,431	16.00	217,125	20.73	-	-	1,299,556	16.87
Awards modification (1)	(76,500)	15.69	76,500	15.69	-	-	-	-
Awards granted (2)(3)	617,084	18.69	962,796	18.24	-	-	1,579,880	18.42
Performance adjustment (4)	-	-	(624,403)	18.19	-	-	(624,403)	18.19
Awards released	(447,096)	17.30	(96,500)	20.73	-	-	(543,596)	17.91
Awards forfeited	(77,356)	16.61	(4,333)	19.07	-	-	(81,689)	16,74
Outstanding at December 31, 2012	1,098,563	16.96	531,185	18.49	-	-	1,629,748	17.46
Awards granted (3)	298,908	24.25	874,806	24.43	1,800,000	23.57	2,973,714	23.89
Performance adjustment (4)	-	-	(124,141)	21.98	-	-	(124,141)	21.98
Awards released	(518,552)	17.57	(206,409)	18.90	-	-	(724,961)	17.95
Awards forfeited	(124,613)	17.06	(47,659)	19.06	-	-	(172,272)	17.61
Outstanding at December 31, 2013	754,306	19.41	1,027,782	23.02	1,800,000	23.57	3,582,088	22.53

(1)	See “2011 and 2012 CEO Awards” below.
(2)	Includes a total of 73,805 shares granted as a result of the equity award modifications discussed above.
(3)	The number of PSUs and MSUs granted reflects the maximum number of shares that can be earned under the programs.
(4)

The performance adjustment reflects the number of PSUs that will not ultimately be earned based on management’s probability assessment (the sum of (3) and (4) reflect the number of PSUs that will ultimately be earned based on management’s probability assessment).

The intrinsic value related to time-based RSUs and PSUs released for the years ended December 31, 2013, 2012 and 2011 was $18.6 million, $10.5 million and $5.8 million, respectively. As of December 31, 2013, the total intrinsic value of outstanding time-based RSUs, PSUs and MSUs was $124.2 million. As of December 31, 2013, unamortized compensation expense related to outstanding time-based RSUs, PSUs and MSUs was approximately $47.7 million with a weighted-average remaining recognition period of approximately seven years.

2013 MSUs:

In December 2013, the Board of Directors granted 360,000 shares to the Company’s executive officers and certain key employees. The MSUs represent the right to receive a maximum of 1.8 million shares that can be earned upon achievement of certain pre-determined MPS stock price hurdles from January 1, 2014 to December 31, 2018 (“2013 MSUs”). The 2013 MSUs that meet the pre-determined stock price hurdles from January 1, 2014 to December 31, 2018 will vest quarterly from January 1, 2019 to December 31, 2023, subject to continued employment with the Company.

In the event of a change in control, as generally defined in the 2004 Plan, in which the effective price per share paid by the acquiror meets or exceeds the stock price hurdles associated with the 2013 MSUs, all stock price hurdles at or below that price per share will be deemed met. All shares associated with the stock price hurdles that have been met (or deemed met based upon the price per share to be paid by the acquiror) prior to the closing of such transaction will be immediately and fully vested as they are deemed to have satisfied the time-based vesting requirement as of the closing of such transaction.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: grant date stock price of $31.73; expected volatility of 38.69%, risk-free interest rate of 1.6% and dividend yield of 0.0%. Stock-based compensation expense for the 2013 MSUs is not reversed if the pre-determined stock price hurdles are not satisfied.

2013 Time-Based RSUs and PSUs:

In February 2013, the Board of Directors granted 294,000 shares to the Company’s executive officers. These grants included 25% time-based RSUs which vest over two years on a quarterly basis, and 75% PSUs which represent a target number of RSUs to be awarded upon achievement of certain pre-determined revenue targets in 2014 (“2013 Executive PSUs”). The maximum number of 2013 Executive PSUs that an executive officer can receive is 300% of the target shares granted. Half of the 2013 Executive PSUs will vest in February 2015 if the pre-determined revenue goals are met and approved by the Compensation Committee and the employee is employed by the Company. The remaining shares will vest over the following two years on a quarterly basis.

In February 2013, the Board of Directors granted 215,000 shares to its non-executive employees. These grants included 124,000 time-based RSUs which vest over four years on a quarterly or annual basis, and 91,000 PSUs which represent a target number of RSUs to be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). The maximum number of shares an employee can receive is either 200% or 300% of the target shares granted, depending on the job classification of the employee. Half of the 2013 Non-Executive PSUs will vest in the first quarter of 2015 if the pre-determined performance goals are met and approved by the Compensation Committee and the employee is employed by the Company.  The remaining shares will vest over the following two years on a quarterly or annual basis.

Based on the Company’s 2014 revenue forecast as of December 31, 2013, the Company has determined that it is probable that it will be able to achieve or exceed the pre-determined revenue targets set for both the 2013 Executive PSUs and the 2013 Non-Executive PSUs. The Company continues to evaluate the expected performance against the pre-determined goals and will adjust stock-based compensation expense based on this assessment accordingly.

2012 Time-Based RSUs and PSUs:

In February 2012, the Board of Directors granted 413,000 shares to the Company’s executive officers. These grants included 50% time-based RSUs which vest over two years on a quarterly basis, and 50% PSUs which represent a target number of RSUs to be awarded upon achievement of certain pre-determined revenue targets in 2013 (“2012 Executive PSUs”). The maximum number of 2012 Executive PSUs that an executive officer can receive was 300% of the target shares granted. Half of the 2012 Executive PSUs will vest in February 2014 if the pre-determined revenue goals are met and approved by the Compensation Committee and the executive officer is employed by the Company. The remaining shares will vest over the following two years on a quarterly basis. In February 2014, the Compensation Committee approved the revenue goals achieved for the 2012 Executive PSUs and an additional 139,000 shares were awarded to the executive officers in February 2014.

In April 2012, the Board granted 345,000 shares to its non-executive employees. These grants included 220,000 shares of time-based RSUs which vest over four years on a quarterly or annual basis, and 125,000 shares of PSUs which represent a target number of shares to be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2013 (“2012 Non-Executive PSUs”). The maximum number of shares an employee can receive was either 200% or 300% of the target shares granted, depending on the job classification of the employee. Half of the 2012 Non-Executive PSUs will vest in the second quarter of 2014 if the pre-determined performance goals are met and approved by the Compensation Committee and the employee is employed by the Company. The remaining shares will vest over the following two years on a quarterly or annual basis.

2011 and 2012 CEO Awards:

In February 2011, the Company granted 153,000 time-based RSUs to its CEO. In February 2012, the Board of Directors approved the modification of half of the time-based RSUs to PSUs (“2012 CEO PSUs”). The time-based RSUs that were not modified vested over two years on a quarterly basis from February 2011 to February 2013. The 2012 CEO PSUs would vest upon achievement of the pre-determined performance goals based on the Company’s 2012 revenue and the CEO’s continued employment. The maximum number of 2012 CEO PSUs that could be released was 100% of the target shares granted. In February 2013, the Compensation Committee determined that the pre-determined performance goals were met and the 2012 CEO PSUs were released in February 2013.

2010 PSUs:

In February 2010, the Board granted 416,000 shares of PSUs to the Company’s executive officers (“2010 Executive PSUs”), which would vest over four years, with a graded acceleration feature that allowed all or a portion of these awards to be accelerated if certain performance conditions were satisfied. The number of shares that would be accelerated was based on achieving certain performance targets as set forth in the Company’s annual operating plan, as determined by the Compensation Committee in its sole discretion.  In February 2013, the Compensation Committee determined that the pre-determined performance goals for the 2010 Executive PSUs were met and accelerated the vesting of the remaining unvested awards in February 2013.

Stock Options

A summary of the stock options activities is presented in the table below:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,835,118	$14.61	4.30	$19,035,591
Options granted (weighted-average fair value of $5.85 per share)	152,500	13.96
Options exercised	(685,417)	6.85
Options forfeited and expired	(438,962)	18.66
Outstanding at December 31, 2011	4,863,239	15.31	3.44	8,817,049
Options granted (weighted-average fair value of $8.22 per share) (1)	178,484	15.63
Options exercised	(1,151,884)	11.62
Options forfeited and expired	(76,478)	20.90
Outstanding at December 31, 2012	3,813,361	15.62	2.56	25,379,573
Options exercised	(2,445,523)	15.49
Options forfeited and expired	(11,392)	15.27
Outstanding at December 31, 2013	1,356,446	15.86	1.91	25,505,753
Options exercisable at December 31, 2013 and expected to vest	1,353,337	15.86	1.91	25,437,135
Options exercisable at December 31, 2013	1,274,757	15.96	1.76	23,843,458

(1) Includes 171,484 options granted as a result of the equity award modification discussed above.

The following table summarizes certain information related to outstanding and exercisable options as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercises Prices			Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.76	-	$12.42	159,981	2.14	$10.46	140,945	$10.36
$12.57	-	$14.89	193,422	2.20	14.36	159,617	14.50
$14.93	-	$14.96	11,494	1.32	14.93	10,882	14.93
$15.03	-	$15.03	485,881	1.82	15.03	485,881	15.03
$15.13	-	$17.92	223,686	1.23	16.97	205,322	17.07
$18.17	-	$19.53	137,282	2.69	19.29	130,726	19.31
$19.56	-	$23.02	131,109	1.83	21.55	127,793	21.56
$23.09	-	$23.09	12,564	2.93	23.09	12,564	23.09
$23.50	-	$23.50	22	2.72	23.50	22	23.50
$24.67	-	$24.67	1,005	1.46	24.67	1,005	24.67
			1,356,446			1,274,757

Total intrinsic value of options exercised was $27.8 million, $10.0 million and $5.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011. The net cash proceeds from the exercise of stock options were $37.9 million, $13.4 million and $4.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, unamortized compensation expense related to unvested options was approximately $0.5 million. The weighted-average period over which compensation expense related to these unvested options will be recognized is approximately one year.

The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions (excluding the options modification discussed above):

	Year Ended December 31,
	2012	2011
Expected term (years)	4.1	4.1
Expected volatility	53.4%	52.9%
Risk-free interest rate	0.6%	1.1%
Dividend yield	-	-

In estimating the expected term, the Company considers its historical stock option exercise experience, post-vesting cancellations and remaining contractual term of the options outstanding. In estimating the expected volatility, the Company uses its own historical data to determine the estimated expected volatility. The Company uses the U.S. Treasury yield for the risk-free interest rate and a dividend yield of zero, as the Company generally has not paid dividends. The cash dividend paid in December 2012 was a special dividend. The Company applies a forfeiture rate that is based on options that have been forfeited historically.

 2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations.  The ESPP provides for an automatic annual increase beginning on January 1, 2005 by an amount equal to the least of 1,000,000 shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the years ended December 31, 2013, 2012 and 2011, 111,000 shares, 152,000 shares and 150,000 shares, respectively, were issued under the ESPP. As of December 31, 2013, approximately 4.8 million shares were available for future issuance.

The intrinsic value for stock purchased was $0.8 million, $1.0 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The unamortized expense as of December 31, 2013 was $66,000, which will be recognized over two months. The Black-Scholes model was used to value the employee stock purchase rights with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	0.5	0.5	0.5
Expected volatility	28.0%	45.8%	39.2%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	-	-	-

Cash proceeds from employee stock purchases for the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $1.9 million and $1.8 million, respectively.

7.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.   The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$22,898	$15,756	$13,301

Denominator:
Weighted average outstanding shares used to compute basic net income per share	37,387	34,871	34,050
Effect of dilutive securities	1,233	1,376	1,110
Weighted average outstanding shares used to compute diluted net income per share	38,620	36,247	35,160

Net income per share - basic	$0.61	$0.45	$0.39
Net income per share - diluted	$0.59	$0.43	$0.38

For the years ended December 31, 2013, 2012 and 2011, approximately 2,000, 1.1 million and 4.9 million weighted-average common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

8.  Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(2,309)	$807	$(2,031)
International	26,316	17,083	15,757
Total income before income taxes	$24,007	$17,890	$13,726

Management’s intent is to indefinitely reinvest any undistributed earnings from the Company's foreign subsidiaries. Accordingly, no provision for Federal and state income or foreign withholding taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to the U.S. income taxes and potential foreign withholding taxes. As of December 31, 2013, the unremitted earnings of foreign subsidiaries were $141.0 million. The Company has sufficient cash reserves in the U.S. and intends to use the undistributed foreign earnings to fund foreign operations and research and development needs, planned capital outlay and expansion.

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$77	$840	$447
State	67	3	(593)
Foreign	1,053	1,302	992
Deferred:
Foreign	(88)	(11)	(421)
Total income tax provision	$1,109	$2,134	$425

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State, net of federal benefit	0.3	-	-
Research and development credits	-	(3.6)	(0.5)
Stock-based compensation	(13.7)	0.1	5.6
Foreign income at lower rates	(33.8)	(28.4)	(31.8)
Changes in valuation allowance	16.8	7.0	(6.1)
Litigation reserves and other	1.0	2.8	1.9
Effective tax rate	4.6%	11.9%	3.1%

The components of deferred tax assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Research tax credits	$8,303	$4,930
Other expenses not currently deductible	3,204	2,133
Stock-based compensation	2,599	5,487
Litigation settlement	2,490	-
Net operating losses	627	291
Depreciation and amortization	291	317
Total deferred tax assets	17,514	13,158
Valuation allowance	(16,739)	(12,488)
Net deferred tax assets	$775	$670

 As a result of the cost sharing arrangements with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the U.S. entity. Because of the U.S. entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the U.S. deferred tax benefits would not be realized. The Company will continue to evaluate if its facts and circumstances warrant a reversal of the valuation allowance against the U.S. deferred tax benefits during 2014.

As of December 31, 2013 and 2012, the Company had a valuation allowance of $16.7 million and $12.5 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As of December 31, 2013, the federal and state net operating loss carryforwards for income tax purposes were approximately $15.6 million and $30.2 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carryforwards will expire beginning in 2018. $14.6 million of the federal net operating loss carry forwards and $25.1 million of the state net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized. The Company has elected to follow the “with and without” approach to account for excess tax benefits from stock options exercises. In addition, the Company only considers the direct effects of stock option exercises when calculating the amount of windfalls or shortfalls.

As of December 31, 2013, the Company had research tax credit carryforwards of $14.4 million for federal income tax purposes, which will begin to expire in 2022, and $12.4 million for state income tax purposes, which can be carried forward indefinitely. $3.6 million of the federal research tax credit and $1.4 million of the state research tax credit carryovers are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company had an increase to its federal R&D credits carryforwards of approximately $1.7 million for qualifying amounts incurred in 2012. However, due to the Company’s current valuation allowance position, this credit did not result in a tax benefit.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

 At December 31, 2013, the Company had $14.9 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2012, the Company had $13.1 million of unrecognized tax benefits, $4.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

 A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance as at January 1, 2011	$9,106
Gross increase for tax position of prior year	1,710
Gross increase for tax position of current year	1,388
Balance as at December 31, 2011	12,204
Gross increase for tax position of prior year	188
Gross increase for tax position of current year	689
Balance as of December 31, 2012	13,081
Gross increase for tax position of prior year	646
Gross increase for tax position of current year	1,528
Reduction for prior year tax position	(333)
Balance as of December 31, 2013	$14,922

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2013 and 2012, the Company had approximately $0.8 million of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. The Company believes that it is reasonably possible that approximately $1.2 million of its unrecognized tax benefits may be released in 2014 as a result of a lapse of the statute of limitation. In addition, it is reasonably possible that over the next twelve-month period the Company may experience other increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of other increases or decreases at this time.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. Given its full valuation allowance, the Company does not anticipate the impact of these changes to be material to its consolidated financial position, results of operations or cash flows.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. As of June 2013, the IRS has responded and continues to disagree with the Company’s rebuttal. The Company took the issue to the IRS Office of Appeals and has an appointed date in March 2014. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to December 31, 2014.

The IRS also audited the research and development credits carried forward into year 2005 and the credits generated in the years 2005 through 2007. The Company received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in year 2005 through 2007 and the carryforwards, which would then reduce the value of such credits carried forward to subsequent tax years.

The Company reviewed and responded to the above proposed adjustments. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. As of December 31, 2013, based on the technical merits of its tax return filing positions, the Company believes that it is more-likely-than-not that the benefit of such positions will be sustained upon the resolution of its audits, resulting in no significant impact on the Company’s consolidated financial position, results of operations and cash flows.

9.  Commitments and Contingencies

Lease Obligations

As of December 31, 2013, future minimum lease payments under the non-cancelable operating leases were as follows (in thousands):

2014	$739
2015	600
2016	567
2017 and thereafter	113
Total	$2,019

Until May 2012, the Company leased its headquarters and sales offices in San Jose, California. The landlord of the San Jose facility exercised their right to terminate the lease, effective April 18, 2012. In May 2012, the Company moved to an owned facility also located in San Jose, California.

In September 2004, the Company entered into a lease arrangement for its manufacturing facility located in Chengdu, China. The Company now has the option to acquire the facility for approximately $1.8 million which consists of total construction costs minus total rent paid by the Company during the lease term. This option became exercisable in March 2011 and does not expire. The Company will likely exercise its purchase option and enter into a purchase agreement for this facility in the future.

The Company also leases sales and research and development offices in the United States, Japan, China, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $1.6 million and $2.1 million, respectively.

Warranty and Indemnification Provisions

The Company generally provides a standard one to two-year warranty against defects in materials and workmanship and will either repair the goods or provide replacements at no charge to the customer for defective units. In such cases, the Company accrues for the related costs at the time the decision to permit the return is made. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred.

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$331	$561	$764
Warranty provision for product sales	476	917	870
Settlements made	(117)	(675)	(626)
Unused warranty provision	(239)	(472)	(447)
Balance at end of period	$451	$331	$561

The Company provides indemnification agreements to certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. There were no indemnification liabilities incurred in 2013, 2012 and 2011. The Company also provides for indemnification of its directors and officers.

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

In November 2013, the Company received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. If the Supreme Court agrees to review the case and O2 Micro is successful in obtaining a favorable ruling against the Company, MPS may be liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, the Company recorded the $9.5 million as a current liability as of December 31, 2013.

 Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp. and Silergy Technology for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. No further amount was due to the Company as of December 31, 2013. All amounts were recorded as credits to litigation expense (benefit), net, in the Consolidated Statements of Operations in the periods the proceeds were received.

 Linear

In August 2012, the United States Court of Appeals for the Federal Circuit issued an order affirming the judgment issued by the United States District Court for the District of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. During the fourth quarter of 2012, the Company received a payment from Linear of $2.3 million plus $0.2 million reimbursement of additional attorney fees in connection with the cost of defending the appeal, which was recorded as a credit to litigation expense (benefit), net, in the Consolidated Statements of Operations.

11.  Employee Benefits Plan

The Company sponsors a 401(k) savings and profit-sharing plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for 2013, 2012 and 2011.

12.  Major Customers

The following table summarizes those customers with sales greater than 10% of the Company's total revenue or accounts receivable balances greater than 10% of the Company's total accounts receivable:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			As of December 31,
Customers	2013	2012	2011	2013	2012
A	32%	32%	27%	32%	34%
B	*	*	*	*	11%
C	10%	*	*	17%	*

* Represents less than 10%.

13.  Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation Guidance and Illustrations, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, storage and computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country and Region	2013	2012	2011
China	$141,400	$124,278	$113,469
Taiwan	34,248	27,477	23,634
Southeast Asia	21,760	21,641	14,789
Europe	15,351	16,201	14,416
Korea	9,992	9,434	14,183
United States	7,525	5,711	4,422
Japan	7,495	8,516	10,681
Other	320	555	925
Total	$238,091	$213,813	$196,519

The following is a summary of revenue by product family (in thousands):

	Year Ended December 31,
Product Family	2013	2012	2011*
DC to DC products	$211,337	$188,736	$170,032
Lighting control products	26,754	25,077	26,487
Total	$238,091	$213,813	$196,519

The following is a summary of long-lived assets by geographic regions (in thousands):

	As of December 31,
	2013	2012
China	$41,557	$37,071
United States	24,719	23,163
Other	205	202
Total	$66,481	$60,436

14. Stock Repurchase Program

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. From the inception of the program through December 31, 2013, the Company repurchased a total of 663,802 shares for $20.6 million, at an average price of $31.06 per share. As of December 31, 2013, $79.4 million remained available for future repurchases under the program.

15. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2012	$(630)	$3	$4,220	$3,593
Other comprehensive income before reclassifications	140	20	408	568
Amounts reclassified from accumulated other comprehensive income	-	14	-	14
Net current period other comprehensive income	140	34	408	582
Balance as of December 31, 2012	(490)	37	4,628	4,175
Other comprehensive income (loss) before reclassifications	130	(29)	1,988	2,089
Amounts reclassified from accumulated other comprehensive income	-	(4)	-	(4)
Net current period other comprehensive income (loss)	130	(33)	1,988	2,085
Balance as of December 31, 2013	$(360)	$4	$6,616	$6,260

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Consolidated Statements of Operations.

16. Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenue	$51,470	$57,714	$65,347	$63,560
Cost of revenue	24,085	26,786	30,053	29,266
Gross profit	27,385	30,928	35,294	34,294
Operating expenses:
Research and development	12,123	12,478	12,643	12,487
Selling, general and administrative	13,258	13,793	13,891	13,683
Litigation expense (benefit), net	(301)	(257)	104	84
Total operating expenses	25,080	26,014	26,638	26,254
Income from operations	2,305	4,914	8,656	8,040
Interest and other income (expense), net	(10)	218	(59)	(57)
Income before income taxes	2,295	5,132	8,597	7,983
Income tax provision (benefit)	(204)	(357)	1,187	484
Net income	$2,499	$5,489	$7,410	$7,499

Basic net income per share	$0.07	$0.15	$0.20	$0.20
Diluted net income per share	$0.07	$0.14	$0.19	$0.19
Weighted-average common shares outstanding:
Basic	36,259	37,053	37,910	38,328
Diluted	37,708	38,239	39,009	39,524

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Revenue	$50,484	$58,607	$56,508	$48,214
Cost of revenue	24,074	27,435	26,495	22,661
Gross profit	26,410	31,172	30,013	25,553
Operating expenses:
Research and development	11,118	12,468	11,967	13,243
Selling, general and administrative	11,966	12,167	11,955	13,930
Litigation expense (benefit), net	128	(244)	(229)	(2,600)
Total operating expenses	23,212	24,391	23,693	24,573
Income from operations	3,198	6,781	6,320	980
Interest and other income (expense), net	106	359	156	(10)
Income before income taxes	3,304	7,140	6,476	970
Income tax provision	309	548	555	722
Net income	$2,995	$6,592	$5,921	$248

Basic net income per share	$0.09	$0.19	$0.17	$0.01
Diluted net income per share	$0.08	$0.18	$0.16	$0.01
Weighted average common shares outstanding:
Basic	34,105	34,665	35,145	35,556
Diluted	35,538	35,997	36,438	36,763

ITEM 9.    CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 10, 2014

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Stockholders (the “2014 Annual Meeting”), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive Officer Compensation” in our Proxy Statement for the 2014 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in our Proxy Statement for the 2014 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s Amended 2004 Equity Incentive Plan and form of option agreement.

10.3+ (5)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.4+ (6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.5† (7)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.6 (8)	Office Lease, First Amendment to Office Lease, and Second Amendment to Office Lease between the Registrant and Boccardo Corporation, dated May 6, 2002, October 30, 2003, and May 6, 2004, respectively.

10.7+ (9)	Employment Agreement with Michael Hsing and Amendment thereof.

10.8+ (10)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.9+ (11)	Employment Agreement with Jim Moyer.

10.10+(12)	Employment Agreement with Deming Xiao and Amendment thereof.

10.11+(13)	Employment Agreement with Paul Ueunten and Amendment thereof.

10.12 (14)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.13 (15)	Business Purchase Agreement with Uppertech Hong Kong Ltd., dated March 1, 2004.

10.14†(16)	Investment and Cooperation Contract, dated August 19, 2004.

10.15†(17)	Patent License Agreement, dated May 1, 2004.

10.16†(18)	Settlement Agreement with Linear Technology Corporation.

10.17+(19)	Employment Agreement with C. Richard Neely, Jr. and Amendment thereof.

10.18 (20)	Settlement Agreement with Microsemi Corporation.

10.19 (21)	Settlement Agreement with Micrel Corporation.

10.20+(22)	Employment Agreement with Adriana Chiocchi and Amendment thereof.

10.21+(23)	Form of Performance Unit Agreement.

10.22 (24)	Sublease Agreement between the Registrant and FedEx Freight West, Inc. and Brokaw Interests dated June 13, 2006.

10.23+(25)	Letter Agreement with Victor Lee.

10.24 (26)	Sublease Agreement between the Registrant and Anchor Bay Technologies for the property located at 983 University Avenue, Building A, Los Gatos, CA 95032 dated May 14, 2007.

10.25+(27)	Letter Agreement with Douglas McBurnie.

10.26+(28)	Letter Agreement with Karen A. Smith Bogart.

10.27 (29)	Settlement Agreement with Taiwan Sumida Electronics.

10.28+(30)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.29 (31)	Lease Agreement between the Registrant and Brokaw Interests, dated October 23, 2008.

10.30+(32)	Form of Restricted Stock Award Agreement.

10.31+(33)	Termination Agreement between the Company and Adriana Chiocchi, dated December 18, 2009.

10.32+(34)	Letter Agreement with Jeff Zhou.

10.33+(35)	Employment Agreements with Meera P. Rao and Saria Tseng and Amendments thereof.

10.34 +(36)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan.

10.35+ (37)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.36+	Letter Agreement with Eugen Elmiger.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(4)

Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004 and to exhibits 9.01(c)(1) and 9.01(c)(2) to the Registrant’s Current Report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 7, 2004.

(5)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(6)

Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.

(7)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 2, 2004.
(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(9)

Incorporated by reference to Exhibit 10.7 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(10)

Incorporated by reference to Exhibit 10.8 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(12)

Incorporated by reference to Exhibit 10.10 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.4 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(13)

Incorporated by reference to Exhibit 10.11 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.6 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(14)

Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on September 10, 2004.

(15)

Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on September 10, 2004.

(16)

Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on September 10, 2004.

(17)

Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on September 10, 2004.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on March 13, 2006.
(19)

Incorporated by reference to Exhibit 10.17 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(20)	Incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 28, 2006.
(21)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 22, 2006.
(22)

Incorporated by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.5 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(23)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on November 1, 2006.

(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on June 16, 2006.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(26)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 17, 2007
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007
(28)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007
(29)	Incorporated by reference to Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on August 1, 2007.
(30)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008.
(31)	Incorporated by reference to Exhibit 10 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on October 24, 2008.
(32)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 15, 2008.
(33)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 16, 2010.
(34)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(35)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 4, 2011.
(36)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(37)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

By:	/s/ MICHAEL R. HSING
Michael R. Hsing
President and Chief Executive Officer

Date: March 10, 2014

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Hsing and Meera P. Rao, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2014 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL R. HSING	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael R. Hsing

/s/ MEERA P. RAO	Chief Financial Officer (Principal Financial and Accounting Officer)
Meera P. Rao

/s/ KAREN A. SMITH BOGART	Director
Karen A. Smith Bogart

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ EUGEN ELMIGER	Director
Eugen Elmiger

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ DOUGLAS MCBURNIE	Director
Douglas McBurnie

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ JEFF ZHOU	Director
Jeff Zhou