Form 10-Q
period 2014-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2014-05-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 38,605,790 shares of the registrant’s common stock issued and outstanding as of April 25, 2014.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$88,885	$101,213
Short-term investments	139,750	125,126
Accounts receivable, net of allowances of $0 as of March 31, 2014 and December 31, 2013	22,057	23,730
Inventories	39,829	39,737
Deferred income tax assets, net	292	294
Prepaid expenses and other current assets	2,444	1,986
Total current assets	293,257	292,086
Property and equipment, net	65,897	64,837
Long-term investments	9,843	9,860
Deferred income tax assets, net	476	481
Other long-term assets	5,159	1,644
Total assets	$374,632	$368,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,748	$10,694
Accrued compensation and related benefits	10,332	10,419
Accrued liabilities	8,559	17,376
Total current liabilities	30,639	38,489
Income tax liabilities	5,652	5,542
Other long-term liabilities	3,674	1,478
Total liabilities	39,965	45,509
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,672 and 38,291 as of March 31, 2014 and December 31, 2013, respectively	237,059	234,201
Retained earnings	91,956	82,938
Accumulated other comprehensive income	5,652	6,260
Total stockholders’ equity	334,667	323,399
Total liabilities and stockholders’ equity	$374,632	$368,908

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$60,061	$51,470
Cost of revenue	27,964	24,085
Gross profit	32,097	27,385
Operating expenses:
Research and development	15,603	12,123
Selling, general and administrative	16,109	13,258
Litigation benefit, net	(8,700)	(301)
Total operating expenses	23,012	25,080
Income from operations	9,085	2,305
Interest and other income (expense), net	190	(10)
Income before income taxes	9,275	2,295
Income tax provision (benefit)	257	(204)
Net income	$9,018	$2,499

Basic net income per share	$0.23	$0.07
Diluted net income per share	$0.23	$0.07
Weighted average common shares outstanding:
Basic	38,470	36,259
Diluted	39,517	37,708

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$9,018	$2,499
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2014 and 2013	(17)	(15)
Change in unrealized gains on other available-for-sale securities, net of $0 tax in 2014 and 2013	5	(7)
Foreign currency translation adjustments	(596)	303
Total other comprehensive income (loss), net of tax	(608)	281
Comprehensive income	$8,410	$2,780

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,018	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182	2,709
Amortization and realized loss (gain) on investments	71	98
Excess tax benefit from stock option transactions	-	(132)
Stock-based compensation	7,598	4,660
Changes in operating assets and liabilities:
Accounts receivable	1,673	(3,285)
Inventories	(81)	(2,836)
Prepaid expenses and other current assets	(2,036)	315
Accounts payable	1,058	2,135
Accrued liabilities	(8,473)	1,889
Accrued income taxes payable and noncurrent tax liabilities	38	(526)
Accrued compensation and related benefits	(63)	(822)
Net cash provided by operating activities	11,985	6,704

Cash flows from investing activities:
Property and equipment purchases	(4,516)	(3,435)
Purchases of short-term investments	(41,977)	(17,590)
Proceeds from sale of short-term investments	27,252	21,250
Proceeds from sale of long-term investments	-	25
Net cash provided by (used in) investing activities	(19,241)	250

Cash flows from financing activities:
Proceeds from issuance of common shares	5,554	9,839
Proceeds from employee stock purchase plan	1,053	1,167
Repurchases of common shares	(11,358)	-
Excess tax benefits from stock option transactions	-	132
Net cash provided by (used in) financing activities	(4,751)	11,138
Effect of change in exchange rates	(321)	91
Net increase (decrease) in cash and cash equivalents	(12,328)	18,183
Cash and cash equivalents, beginning of period	101,213	75,104
Cash and cash equivalents, end of period	$88,885	$93,287
Supplemental disclosures for cash flow information:
Cash paid for taxes	$217	$324
Supplemental disclosures of non-cash activities:
Liability accrued for property and equipment purchases	$445	$4,230

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company adopted this standard in the first quarter of 2014 prospectively and the adoption did not have an impact on its consolidated financial position, results of operations, or cash flows.

2. Stock-Based Compensation

Stock Plans

As of March 31, 2014, approximately 2.9 million shares were available for future issuance under the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan will expire on November 12, 2014. Once the 2004 Plan expires, the Company will no longer be able to grant equity awards under the 2004 Plan, and any shares otherwise remaining available for future grants under the 2004 Plan will no longer be available for issuance.

The Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the Company’s stockholders approved it in June 2013. The 2014 Plan will become effective on November 13, 2014, the day after the 2004 Plan expires. The 2014 Plan provides for the issuance of up to 5,500,000 shares and will expire on November 13, 2024.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$205	$156
Research and development	2,005	1,373
Selling, general and administrative	5,388	3,131
Tax benefit	-	(47)
Total	$7,598	$4,613

Restricted Stock

The Company’s restricted stock units (“RSUs”) include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs	Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	754,306	$19.41	1,027,782	$23.02	1,800,000	$23.57	3,582,088	$22.53
Awards granted (1)	120,135	$32.06	756,684	$31.58	-	$-	876,819	$31.65
Performance adjustment (2)	-	$-	(155,255)	$29.65	-	$-	(155,255)	$29.65
Awards released	(145,524)	$18.97	(165,136)	$17.76	-	$-	(310,660)	$18.33
Awards forfeited	(3,892)	$18.39	-	$-	-	$-	(3,892)	$18.39
Outstanding at March 31, 2014	725,025	$21.60	1,464,075	$27.33	1,800,000	$23.57	3,989,100	$24.59

(1)	The number of PSUs granted reflects the maximum number of shares that can ultimately be earned assuming the achievement of the highest level of performance conditions under the programs.
(2)	The performance adjustment reflects the number of PSUs that have not been earned or will not ultimately be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended March 31, 2014 and 2013 was $10.2 million and $8.7 million, respectively. As of March 31, 2014, the total intrinsic value of outstanding awards was $154.7 million, based on the closing stock price of $38.77. As of March 31, 2014, unamortized compensation expense related to outstanding awards was approximately $61.2 million with a weighted-average remaining recognition period of approximately six years.

2014 Time-Based RSUs and PSUs:

In February 2014, the Board of Directors granted 336,000 shares to the Company’s executive officers. These grants included 25% time-based RSUs which vest over two years on a quarterly basis, and 75% PSUs which represent a target number of RSUs to be awarded based on the Company achieving an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of 2014 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares granted. Half of the 2014 Executive PSUs will vest in February 2016 if the pre-determined performance goals are met and approved by the Compensation Committee and the executive officer is employed by the Company. The remaining shares will vest over the following two years on a quarterly basis, subject to continued employment.

Stock Options

A summary of the stock options activities is presented in the table below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,356,446	$15.86	1.9	$25,505,753
Options exercised	(350,920)	$15.83
Options forfeited and expired	(1,167)	$11.48
Outstanding at March 31, 2014	1,004,359	$15.87	1.7	$22,998,787
Options exercisable at March 31, 2014 and expected to vest	1,002,281	$15.88	1.7	$22,942,298
Options exercisable at March 31, 2014	942,757	$16.01	1.5	$21,459,665

Total intrinsic value of options exercised was $6.9 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. The net cash proceeds from the exercise of stock options were $5.6 million and $9.8 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, unamortized compensation expense related to unvested options was approximately $0.4 million with a weighted-average remaining recognition period of approximately one year.

Employee Stock Purchase Plan

For the three months ended March 31, 2014 and 2013, 43,000 and 65,000 shares, respectively, were issued under the Employee Stock Purchase Plan. As of March 31, 2014, 4.8 million shares were available for future issuance.

The intrinsic value of stock purchased was $0.5 million for both the three months ended March 31, 2014 and 2013. As of March 31, 2014, the unamortized expense was $0.2 million, which will be recognized over five months. The Black-Scholes model was used to value the employee stock purchase rights with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	0.5	0.5
Expected volatility	33.9%	28.5%
Risk-free interest rate	0.1%	0.1%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the three months ended March 31, 2014 and 2013 were $1.1 million and $1.2 million, respectively.

3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Work in process	$24,874	$26,605
Finished goods	14,955	13,132
Total inventories	$39,829	$39,737

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred compensation plan assets	$2,570	$607
Prepaid expense	1,632	57
Other	957	980
Total other long-term assets	$5,159	$1,644

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Proceeds from litigation (see Note 6)	$-	$9,489
Deferred revenue and customer prepayments	2,940	2,523
Stock rotation reserve	1,779	1,459
Sales rebate	1,072	900
Commissions	786	931
Warranty	334	451
Other	1,648	1,623
Total accrued liabilities	$8,559	$17,376

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$451	$331
Warranty provision for product sales	60	103
Settlements made	(74)	(93)
Unused warranty provision	(103)	(66)
Balance at end of period	$334	$275

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred compensation plan liabilities	$2,567	$628
Other	1,107	850
Total other long-term liabilities	$3,674	$1,478

4. Net Income per Share

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$9,018	$2,499

Denominator:
Weighted average outstanding shares used to compute basic net income per share	38,470	36,259
Effect of dilutive securities	1,047	1,449
Weighted average outstanding shares used to compute diluted net income per share	39,517	37,708

Net income per share - basic	$0.23	$0.07
Net income per share - diluted	$0.23	$0.07

For the three months ended March 31, 2014, there were no anti-dilutive common stock equivalents. For the three months ended March 31, 2013, approximately 0.2 million common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

5. Segment Information

As defined by the requirements of ASC 280-10-55, Segment Reporting – Overall – Implementation, the Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, storage and computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following table summarizes those distributors with sales greater than 10% of the Company's total revenue:

	Three Months Ended March 31,
Customer	2014	2013
A	26%	34%
B	10%	*

*Represents less than 10%.

The following table summarizes those distributors with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

Customer	March 31, 2014	December 31, 2013
A	24%	32%
B	16%	17%

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country and Region	2014	2013
China	$36,859	$26,779
Taiwan	9,064	7,519
Europe	4,591	3,950
Korea	2,736	2,418
United States	2,603	1,901
Japan	2,141	1,521
Southeast Asia	2,013	7,329
Other	54	53
Total	$60,061	$51,470

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2014	2013
DC to DC products	$53,935	$46,442
Lighting control products	6,126	5,028
Total	$60,061	$51,470

The following is a summary of long-lived assets by geographic regions (in thousands):

Country	March 31, 2014	December 31, 2013
China	$39,093	$41,557
United States	31,753	24,719
Other	210	205
Total	$71,056	$66,481

6. Litigation

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

In November 2013, the Company received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. Had O2 Micro been successful in obtaining a favorable ruling against the Company, MPS could have been liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, the Company recorded the $9.5 million as a current liability as of December 31, 2013.

In March 2014, the Supreme Court declined to hear the case. As O2 Micro has no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the amount in litigation benefit, net, in the Condensed Consolidated Statement of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $500,000 in connection with the final resolution of the lawsuit.

7. Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	Estimated Fair Market Value as of
	March 31, 2014	December 31, 2013
Cash, cash equivalents and investments:
Cash	$62,857	$62,625
Money market funds	26,028	35,588
U.S. treasuries and government agency bonds	139,750	128,126
Auction-rate securities backed by student-loan notes	9,843	9,860
Total cash, cash equivalents and investments	$238,478	$236,199

Reported as:	March 31, 2014	December 31, 2013
Cash and cash equivalents	$88,885	$101,213
Short-term investments	139,750	125,126
Long-term investments	9,843	9,860
Total cash, cash equivalents and investments	$238,478	$236,199

For the three months ended March 31, 2014, the Company did not redeem any auction-rate securities. For the three months ended March 31, 2013, the Company redeemed $25,000 of auction-rate securities at par.

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31, 2014	December 31, 2013
Due in less than 1 year	$89,651	$95,509
Due in 1 - 5 years	50,099	29,617
Due in greater than 5 years	9,843	9,860
	$149,593	$134,986

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$26,028	$-	$-	$26,028	$-
U.S. treasuries and government agency bonds	139,743	32	(25)	139,750	34,000
Auction-rate securities backed by student-loan notes	10,220	-	(377)	9,843	9,843
	$175,991	$32	$(402)	$175,621	$43,843

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$35,588	$-	$-	$35,588	$-
U.S. treasuries and government agency bonds	128,123	26	(23)	128,126	42,880
Auction-rate securities backed by student-loan notes	10,220	-	(360)	9,860	9,860
	$173,931	$26	$(383)	$173,574	$52,740

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at March 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$26,028	$26,028	$-	$-
U.S. treasuries and government agency bonds	139,750	-	139,750	-
Auction-rate securities backed by student-loan notes	9,843	-	-	9,843
	$175,621	$26,028	$139,750	$9,843

	Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$35,588	$35,588	$-	$-
U.S. treasuries and government agency bonds	128,126	-	128,126	-
Auction-rate securities backed by student-loan notes	9,860	-	-	9,860
	$173,574	$35,588	$128,126	$9,860

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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Balance at January 1, 2014	$9,860
Sales and settlement at par	-
Change in unrealized loss included in other comprehensive income	(17)
Ending balance at March 31, 2014	$9,843

As of March 31, 2014, the Company’s investment portfolio included $9.8 million in government-backed student loan auction-rate securities, net of impairment charges of $407,000, of which $377,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2013 of $9.9 million, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary.

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

	March 31, 2014			December 31, 2013
Time-to-liquidity (months)		24			24
Expected return		2.7%			2.5%
Discount rate	3.6%	-	8.4%	3.3%	-	8.1%

Deferred Compensation Plan:

The Company has a non-qualified, unfunded deferred compensation plan, which became effective in July 2013 and provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors.

As of March 31, 2014 and December 31, 2013, the plan assets totaled $2.6 million and $0.6 million, and the plan liabilities totaled $2.6 million and $0.6 million, respectively. For the three months ended March 31, 2014, the Company recorded an income of $36,000 in interest and other income (expense), net, related to the changes in the cash surrender value of the plan assets and an operating expense of $13,000 related to the changes in the fair value of the plan liabilities.

8.   Income Taxes

The income tax provision for the three months ended March 31, 2014 was $0.3 million, or 2.8% of the income before income taxes. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock options exercises and the releases of RSUs and changes in our valuation allowance.

The income tax benefit for the three months ended March 31, 2013 was $(0.2) million, or (8.9)% of the income before income taxes. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates and because of the benefit that the Company realized as a result of stock option exercises and releases of RSUs.

Unrecognized Tax Benefits

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $15.2 million and $14.9 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had approximately $5.2 million and $5.0 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate after considering the valuation allowance.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. The Company believes that it is reasonably possible that approximately $1.2 million of its unrecognized tax benefits may be released in 2014 as a result of a lapse of the statute of limitations. In addition, it is reasonably possible that over the next twelve-month period the Company may experience other increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of other increases or decreases at this time.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As March 31, 2014 and December 31, 2013, the Company had $0.8 million of accrued interest related to uncertain tax positions.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in March 2014. However, no resolutions were reached in the meeting, and both parties are scheduled to meet again in May 2014. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to December 31, 2014.

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

The Company reviewed and responded to the above proposed adjustments. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. As of March 31, 2014, based on the technical merits of its tax return filing positions and the interactions to date with the IRS, the Company believes that it is more-likely-than-not that the resolution of the audits will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

9.  Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(360)	$4	$6,616	$6,260
Other comprehensive income (loss) before reclassifications	(17)	5	(596)	(608)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive income (loss)	(17)	5	(596)	(608)
Balance as of March 31, 2014	$(377)	$9	$6,020	$5,652

10.  Stock Repurchase Program

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program:

	Shares Repurchased	Average Price Per Share	Amount Repurchased
			(in thousands)
Cumulative balance at January 1, 2014	663,802	$31.06	$20,615
Repurchases	323,789	$35.08	11,358
Cumulative balance at March 31, 2014	987,591	$32.38	$31,973

As of March 31, 2014, $68.0 million remained available for future repurchases under the program.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of liquidity of our investments on our capital resources,

•	the application of our products in the communications, storage and computing, consumer and industrial markets continuing to account for our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2014 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax returns,

•	the percentage of our total revenue from various market segments, and

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. For the three months ended March 31, 2014 and 2013, 88% and 89% of our revenue, respectively, was attributable to direct or indirect sales to customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

For the three months ended March 31, 2014 and 2013, approximately 91% and 93%, respectively, of our distributor sales, including sales to our value-added resellers, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the products purchased during the previous six months.

For the three months ended March 31, 2014 and 2013, approximately 9% and 7%, respectively, of our distributor sales were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

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

If we enter into arrangements that have rights of return that are not estimable, we recognize revenue under such arrangements only after the distributors have sold our products to end customers. Two of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these two distributors as of March 31, 2014 and December 31, 2013 was $1.7 million. The deferred costs as of March 31, 2014 and December 31, 2013 were $0.2 million.

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

As of March 31, 2014 and December 31, 2013, we had a valuation allowance of $16.7 million attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2014		2013
	(in thousands, except percentages)
Revenue	$60,061	100.0%	$51,470	100.0%
Cost of revenue	27,964	46.6	24,085	46.8
Gross profit	32,097	53.4	27,385	53.2
Operating expenses:
Research and development	15,603	26.0	12,123	23.5
Selling, general and administrative	16,109	26.8	13,258	25.8
Litigation benefit, net	(8,700)	(14.5)	(301)	(0.6)
Total operating expenses	23,012	38.3	25,080	48.7
Income from operations	9,085	15.1	2,305	4.5
Interest and other income (expense), net	190	0.3	(10)	(0.0)
Income before income taxes	9,275	15.4	2,295	4.5
Income tax provision (benefit)	257	0.4	(204)	(0.4)
Net income	$9,018	15.0%	$2,499	4.9%

Revenue

The following table shows our revenue by product family:

	Three Months Ended March 31,
Product Family	2014	% of Revenue	2013	% of Revenue	Percentage Change
	(In thousands, except percentages)
DC to DC products	$53,935	89.8%	$46,442	90.2%	16.1%
Lighting control products	6,126	10.2%	5,028	9.8%	21.8%
Total	$60,061	100.0%	$51,470	100.0%	16.7%

Revenue for the three months ended March 31, 2014 was $60.1 million, an increase of $8.6 million, or 16.7%, from $51.5 million for the three months ended March 31, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as higher unit shipments were offset in part by lower average selling prices for these products. Revenue from our DC to DC products was $53.9 million for the three months ended March 31, 2014, an increase of $7.5 million, or 16.1%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters and battery charger products, offset in part by lower sales of our Mini-Monsters and PMIC products. Revenue from our lighting control products was $6.1 million for the three months ended March 31, 2014, an increase of $1.1 million, or 21.8%, compared with the same period in 2013. This increase was primarily due to higher sales of our WLED products, offset in part by decreased demand for our CCFLC products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs and stock-based compensation expenses.

	Three Months Ended March 31,
	2014	2013	Percentage Change
	(in thousands, except percentages)
Cost of revenue	$27,964	$24,085	16.1%
Cost of revenue as a percentage of revenue	46.6%	46.8%
Gross profit	$32,097	$27,385	17.2%
Gross margin	53.4%	53.2%

Gross profit as a percentage of revenue, or gross margin, was 53.4% for the three months ended March 31, 2014, compared to 53.2% for the three months ended March 31, 2013. The increase in gross margin year-over-year was primarily due to an improved product mix of higher margin products, offset in part by lower overhead capitalization, compared to the same period in 2013.

Research and Development

Research and development expenses consist of salary and benefit expenses and stock-based compensation expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Three Months Ended March 31,
	2014	2013	Percentage Change
	(in thousands, except percentages)
Research and development ("R&D")	$15,603	$12,123	28.7%
R&D as a percentage of revenue	26.0%	23.5%

R&D expenses were $15.6 million, or 26.0% of revenue, for the three months ended March 31, 2014 and $12.1 million, or 23.5% of revenue, for the three months ended March 31, 2013. The increase in R&D expenses was primarily due to an increase in bonus accrual and salary and benefits expenses, and an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards. Our R&D headcount as of March 31, 2014 was 452 employees, compared with 398 employees as of March 31, 2013.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, and outside legal and accounting fees.

	Three Months Ended March 31,
	2014	2013	Percentage Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$16,109	$13,258	21.5%
SG&A as a percentage of revenue	26.8%	25.8%

SG&A expenses were $16.1 million, or 26.8% of revenue, for the three months ended March 31, 2014 and $13.3 million, or 25.8% of revenue, for the three months ended March 31, 2013. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards, an increase in bonus accrual and an increase in commission expenses due to higher revenue. Our SG&A headcount was 251 employees as of March 31, 2014, compared with 253 employees as of March 31, 2013.

Litigation Benefit, Net

Litigation benefit, net, includes primarily patent litigation and other contract-related matters.

Net litigation benefit was $(8.7) million for the three months ended March 31, 2014, compared to a net litigation benefit of $(0.3) million for the three months ended March 31, 2013. The increase in net litigation benefit was primarily due to the recognition of the $9.5 million settlement of the O2 Micro litigation, net of $500,000 of additional legal fees incurred in connection with the final resolution of the litigation. This increase in net litigation benefit was partially offset by higher expenses incurred in other litigation matters for the three months ended March 31, 2014 compared to the same period in 2013.

Interest and Other Income (Expense), Net

For the three months ended March 31, 2014, interest and other income, net, was $190,000, compared with a net expense of $(10,000) for the three months ended March 31, 2013.  The increase in interest and other income, net, was primarily due to lower foreign exchange losses and higher interest income.

Income Tax Provision

The income tax provision for the three months ended March 31, 2014 was $0.3 million, or 2.8% of the income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercises and the releases of RSUs and changes in our valuation allowance. The income tax benefit for the three months ended March 31, 2013 was $(0.2) million, or (8.9)% of the income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises and releases of RSUs.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$88,885	$101,213
Short-term investments	139,750	125,126
Total cash, cash equivalents and short-term investments	$228,635	$226,339
Percentage of total assets	61.0%	61.4%

Total current assets	$293,257	$292,086
Total current liabilities	(30,639)	(38,489)
Working capital	$262,618	$253,597

As of March 31, 2014, we had cash and cash equivalents of $88.9 million and short-term investments of $139.8 million, compared with cash and cash equivalents of $101.2 million and short-term investments of $125.1 million as of December 31, 2013. As of March 31, 2014, $64.2 million of cash and cash equivalents and $17.0 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, deferred revenue and customer prepayments, and other current liabilities.

As of March 31, 2014, we had working capital of $262.6 million, compared with working capital of $253.6 million as of December 31, 2013. The $9.0 million increase in working capital was due to a $1.2 million increase in current assets and a $7.8 million decrease in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, partially offset by a decrease in cash and cash equivalents and accounts receivable. The decrease in current liabilities was primarily due to a decrease in accrued liabilities as we released the liability of $9.5 million related to the O2 Micro litigation in the first quarter of 2014 and recorded it in litigation benefit, net, in the Condensed Consolidated Statement of Operations.

Summary of Cash Flows

The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$11,985	$6,704
Cash provided by (used in) investing activities	(19,241)	250
Cash provided by (used in) financing activities	(4,751)	11,138
Effect of exchange rate changes on cash and cash equivalents	(321)	91
Net increase (decrease) in cash and cash equivalents	$(12,328)	$18,183

For the three months ended March 31, 2014, net cash provided by operating activities was $12.0 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a decrease in accrued liabilities. The decrease in accrued liabilities was primarily driven by the release of the liability of $9.5 million related to the O2 Micro litigation. For the three months ended March 31, 2013, net cash provided by operating activities was $6.7 million, primarily due to cash contributed from our operating results during the year, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in shipments in the first quarter of 2013 and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand.

For the three months ended March 31, 2014, net cash used in investing activities was $19.2 million, primarily reflecting net purchases of short-term investments of $14.7 million and purchases of property and equipment of $4.5 million. For the three months ended March 31, 2013, net cash provided by investing activities was $0.3 million reflecting net proceeds of $3.7 million from short-term investments, which was offset by $3.4 million of equipment and software purchases.

As of March 31, 2014, our investment portfolio included $9.8 million in government-backed student loan auction-rate securities, net of impairment charges of $407,000, of which $377,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2013 of $9.9 million, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary. For the three months ended March 31, 2014 and 2013, we redeemed $0 and $25,000 of auction-rate securities at par.

For the three months ended March 31, 2014, net cash used in financing activities was $4.8 million, primarily reflecting $11.4 million used in the repurchases of our common stock, partially offset by $6.6 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan. For the three months ended March 31, 2013, net cash provided by financing activities was $11.1 million, primarily reflecting $11.0 million of cash received from the exercise of stock options and stock purchases through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. For the three months ended March 31, 2014, we repurchased a total of 324,000 shares for $11.4 million, at an average price of $35.08 per share. From the inception of the program through March 31, 2014, we repurchased a total of 988,000 shares for $32.0 million, at an average price of $32.38 per share. As of March 31, 2014, $68.0 million remained available for future repurchases under the program.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Condensed Consolidated Statements of Cash Flows.

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

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration.  We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

Contractual Obligations

We lease our research and development and sales offices in the United States, Japan, China, Taiwan and Korea. Certain of our facility leases provide for periodic rent increases.

Currently, we are leasing a manufacturing facility in Chengdu, China. We have an option to acquire this manufacturing facility for approximately $1.7 million, which consists of total construction cost incurred minus total rent paid by us during the lease term.  This option became exercisable in March 2011 and does not expire. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of March 31, 2014, the outstanding balance was $14.2 million, compared with $12.4 million as of December 31, 2013.

Our other contractual obligations have not changed significantly from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

In November 2013, we received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. Had O2 Micro been successful in obtaining a favorable ruling against us, MPS could have been liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, we recorded the $9.5 million as a current liability as of December 31, 2013.

In March 2014, the Supreme Court declined to hear the case. As O2 Micro has no further legal avenues to appeal, we released the current liability of $9.5 million and recorded the amount in litigation benefit, net, in the Condensed Consolidated Statement of Operations in the first quarter of 2014. In addition, we incurred additional legal fees of $500,000 in connection with the final resolution of the lawsuit.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of lost business as a result of customer and prospective customer concerns about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	the fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	our customers’ orders may be canceled or rescheduled without significant penalty to our customers;

•	consumer electronic sales, which have experienced a downturn as a result of the worldwide economic crisis;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

• •	manufacturing capacity constraints; settlements of tax audits;

•	stock-based compensation accounting charges; and

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2014, approximately 88% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 26% of revenue for the three months ended March 31, 2014. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our largest distributor accounted for approximately 26% of our total revenue for the three months ended March 31, 2014. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with our rebuttal. We met with the IRS Office of Appeals in March 2014. However, no resolutions were reached in the meeting, and both parties are scheduled to meet again in May 2014. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to December 31, 2014.

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

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions and the interactions to date with the IRS, we believe that it is more likely than not that the resolution of these audits will not have a significant impact on our consolidated financial position and the results of operations and cash flows.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At March 31, 2014, $10.3 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 34 years.

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

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. For example, because of the complexity of our tax structure, in prior reporting periods, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our prior year financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

To the extent we complete strategic acquisitions, we cannot guarantee that any such acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits from the acquisitions. In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended March 31, 2014 were as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
January 1 - January 31	123,902	$33.86	123,902
February 1 - February 28	108,441	$34.37	108,441
March 1 - March 31	91,446	$37.57	91,446
Total	323,789	$35.08	323,789	$68,027

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

Dated: May 1, 2014
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