Form 10-Q
period 2014-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2014-07-29
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

79 Great Oaks Boulevard, San Jose, CA 95119

(Address of principal executive offices)(Zip code)

  (408) 826-0600

(Registrant’s telephone number, including area code)

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

There were 38,724,657 shares of the registrant’s common stock issued and outstanding as of July 24, 2014.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$107,863	$101,213
Short-term investments	133,012	125,126
Accounts receivable, net of allowances of $0 as of June 30, 2014 and December 31, 2013	21,420	23,730
Inventories	41,198	39,737
Deferred income tax assets, net	295	294
Prepaid expenses and other current assets	2,509	1,986
Total current assets	306,297	292,086
Property and equipment, net	64,447	64,837
Long-term investments	9,848	9,860
Deferred income tax assets, net	476	481
Other long-term assets	5,586	1,644
Total assets	$386,654	$368,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,759	$10,694
Accrued compensation and related benefits	12,606	10,419
Accrued liabilities	15,605	17,376
Total current liabilities	41,970	38,489
Income tax liabilities	5,758	5,542
Other long-term liabilities	4,298	1,478
Total liabilities	52,026	45,509
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,774 and 38,291 as of June 30, 2014 and December 31, 2013, respectively	236,519	234,201
Retained earnings	92,269	82,938
Accumulated other comprehensive income	5,840	6,260
Total stockholders’ equity	334,628	323,399
Total liabilities and stockholders’ equity	$386,654	$368,908

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$68,436	$57,714	$128,497	$109,184
Cost of revenue	31,337	26,786	59,301	50,871
Gross profit	37,099	30,928	69,196	58,313
Operating expenses:
Research and development	13,368	12,478	28,971	24,601
Selling, general and administrative	16,853	13,793	32,962	27,051
Litigation expense (benefit), net	274	(257)	(8,426)	(558)
Total operating expenses	30,495	26,014	53,507	51,094
Income from operations	6,604	4,914	15,689	7,219
Interest and other income, net	295	218	485	208
Income before income taxes	6,899	5,132	16,174	7,427
Income tax provision (benefit)	502	(357)	759	(562)
Net income	$6,397	$5,489	$15,415	$7,989

Net income per share:
Basic	$0.17	$0.15	$0.40	$0.22
Diluted	$0.16	$0.14	$0.39	$0.21
Weighted-average shares outstanding:
Basic	38,684	37,053	38,577	36,657
Diluted	39,608	38,239	39,563	38,019

Cash dividends declared per common share	$0.15	$-	$0.15	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,397	$5,489	$15,415	$7,989
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax for the three and six months ended June 30, 2014 and 2013	5	(17)	(12)	(32)
Change in unrealized gains on other available-for-sale securities, net of $0 tax for the three and six months ended June 30, 2014 and 2013	7	(15)	12	(22)
Foreign currency translation adjustments	176	862	(420)	1,164
Total other comprehensive income (loss), net of tax	188	830	(420)	1,110
Comprehensive income	$6,585	$6,319	$14,995	$9,099

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$15,415	$7,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,300	5,711
Amortization and realized loss (gain) on investments	134	204
Stock-based compensation	16,013	9,850
Changes in operating assets and liabilities:
Accounts receivable	2,310	(936)
Inventories	(1,457)	(8,140)
Prepaid expenses and other current assets	(1,447)	452
Accounts payable	2,968	4,057
Accrued liabilities	(4,955)	1,775
Accrued income taxes payable and noncurrent tax liabilities	134	(1,137)
Accrued compensation and related benefits	2,173	2,392
Net cash provided by operating activities	37,588	22,217

Cash flows from investing activities:
Property and equipment purchases	(5,958)	(10,801)
Investments related to deferred compensation plan	(2,396)	-
Purchases of short-term investments	(86,558)	(40,385)
Proceeds from sale of short-term investments	78,502	37,800
Proceeds from sale of long-term investments	-	25
Net cash used in investing activities	(16,410)	(13,361)

Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	-
Proceeds from issuance of common shares	8,623	16,184
Proceeds from employee stock purchase plan	1,053	1,167
Repurchases of common shares	(23,796)	-
Net cash provided by (used in) financing activities	(14,370)	17,351
Effect of change in exchange rates	(158)	424
Net increase in cash and cash equivalents	6,650	26,631
Cash and cash equivalents, beginning of period	101,213	75,104
Cash and cash equivalents, end of period	$107,863	$101,735
Supplemental disclosures for cash flow information:
Cash paid for taxes	$633	$581
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$611	$3,744
Dividends and dividend equivalents payable	$6,083	$-

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company adopted this standard in the first quarter of 2014 prospectively and the adoption did not have an impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, entities will apply the following five-step model when evaluating revenue contracts with customers:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when the entity satisfy a performance obligation

The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective application in the adoption of this standard. The Company will adopt the standard in the first quarter of 2017 and is evaluating the transition method and the impact of the adoption on its consolidated financial position, results of operations and cash flows.

2. Stock-Based Compensation

Stock Plans

As of June 30, 2014, approximately 2.7 million shares were available for future issuance under the 2004 Equity Incentive Plan (as amended, the “2004 Plan”). The 2004 Plan will expire on November 12, 2014. Once the 2004 Plan expires, the Company will no longer be able to grant equity awards under the 2004 Plan, and any shares otherwise remaining available for future grants under the 2004 Plan will no longer be available for issuance.

The Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the Company’s stockholders approved it in June 2013. The 2014 Plan will become effective on November 13, 2014, the day after the 2004 Plan expires. The 2014 Plan provides for the issuance of up to 5,500,000 shares and will expire on November 13, 2024.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$219	$146	$424	$302
Research and development	2,245	1,693	4,250	3,066
Selling, general and administrative	5,951	3,351	11,339	6,482
Tax benefit	-	(48)	-	(95)
Total	$8,415	$5,142	$16,013	$9,755

Restricted Stock

The Company’s restricted stock units (“RSUs”) include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs		Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	754,306	$19.41	1,027,782		$23.02	1,800,000	$23.57	3,582,088	$22.53
Awards granted	236,858	34.54	880,578	(1)	32.36	-	-	1,117,436	32.82
Performance adjustment	-	-	(140,524	)(2)	29.49	-	-	(140,524)	29.49
Awards released	(281,602)	19.44	(249,134)		18.12	-	-	(530,736)	18.82
Awards forfeited	(7,412)	17.68	(14,899)		19.18	-	-	(22,311)	18.68
Outstanding at June 30, 2014	702,150	24.52	1,503,803		28.73	1,800,000	23.57	4,005,953	25.67

(1)	The number of PSUs granted reflects the maximum number of shares that can ultimately be earned assuming the achievement of the highest level of performance conditions under the programs.
(2)	The performance adjustment reflects the number of PSUs that have not been earned or may not ultimately be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended June 30, 2014 and 2013 was $8.3 million and $2.9 million, respectively. The intrinsic value related to awards released for the six months ended June 30, 2014 and 2013 was $18.5 million and $11.5 million, respectively. As of June 30, 2014, the total intrinsic value of outstanding awards was $169.7 million, based on the closing stock price of $42.35. As of June 30, 2014, unamortized compensation expense related to outstanding awards was approximately $63.0 million with a weighted-average remaining recognition period of approximately six years.

2014 Time-Based RSUs and PSUs:

Executive Officers:

In February 2014, the Board of Directors granted 336,000 shares to the Company’s executive officers. These grants included 25% time-based RSUs which vest over two years on a quarterly basis, and 75% PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of 2014 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares. Half of the 2014 Executive PSUs will vest in February 2016 if the pre-determined performance goals are met and approved by the Compensation Committee and the executive officer is employed by the Company. The remaining shares will vest over the following two years on a quarterly basis, subject to continued employment.

Non-Executive Employees:

In April 2014, the Board of Directors granted 139,000 shares to the Company’s non-executive employees. These grants included 78,000 shares of time-based RSUs which vest over four years on an annual or quarterly basis, and 61,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of revenue goals for certain regions or product line divisions, or the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of 2014 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classifications of the employees. Half of the 2014 Non-Executive PSUs will vest in the second quarter of 2016 if the pre-determined performance goals are met and approved by the Compensation Committee and the employee is employed by the Company. The remaining shares will vest over the following two years on an annual or quarterly basis, subject to continued employment.

Stock Options

A summary of the stock options activities is presented in the table below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,356,446	$15.86	1.9	$25,505,753
Options exercised	(555,147)	$16.29
Options forfeited and expired	(7,641)	$10.78
Outstanding at June 30, 2014	793,658	$15.60	1.6	$21,230,524
Options exercisable at June 30, 2014 and expected to vest	792,359	$15.61	1.6	$21,188,533
Options exercisable at June 30, 2014	749,481	$15.74	1.4	$19,943,748

Total intrinsic value of options exercised was $4.9 million and $5.4 million for the three months ended June 30, 2014 and 2013, respectively. Total intrinsic value of options exercised was $11.8 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively. The net cash proceeds from the exercise of stock options were $8.6 million and $16.2 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, unamortized compensation expense related to unvested options was approximately $0.3 million with a weighted-average remaining recognition period of approximately one year.

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, 43,000 and 65,000 shares, respectively, were issued under the ESPP. As of June 30, 2014, 4.8 million shares were available for future issuance.

The intrinsic value of stock purchased was $0.5 million for both the six months ended June 30, 2014 and 2013. As of June 30, 2014, the unamortized expense was $75,000, which will be recognized through the third quarter of 2014. The Black-Scholes model was used to value the employee stock purchase rights with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Expected term (years)	0.5	0.5
Expected volatility	33.9%	28.5%
Risk-free interest rate	0.1%	0.1%
Dividend yield	-	-

Cash proceeds from employee stock purchases for the six months ended June 30, 2014 and 2013 were $1.1 million and $1.2 million, respectively.

3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Work in process	$25,156	$26,605
Finished goods	16,042	13,132
Total inventories	$41,198	$39,737

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred compensation plan assets	$3,053	$607
Prepaid expense	1,561	57
Other	972	980
Total other long-term assets	$5,586	$1,644

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred proceeds from litigation	$-	$9,489
Dividends and dividend equivalents	5,893	-
Deferred revenue and customer prepayments	4,204	2,523
Commissions	1,234	931
Stock rotation reserve	1,224	1,459
Sales rebate	1,154	900
Warranty	290	451
Other	1,606	1,623
Total accrued liabilities	$15,605	$17,376

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$334	$275	$451	$331
Warranty provision for product sales	68	113	128	215
Settlements made	-	(3)	(74)	(95)
Unused warranty provision	(112)	(51)	(215)	(117)
Balance at end of period	$290	$334	$290	$334

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred compensation plan liabilities	$3,078	$628
Other	1,220	850
Total other long-term liabilities	$4,298	$1,478

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

The Company’s outstanding RSUs contain forfeitable rights to receive dividend equivalents, which are accrued quarterly during the vesting periods of the RSUs and paid to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$6,397	$5,489	$15,415	$7,989

Denominator:
Weighted average outstanding shares used to compute basic net income per share	38,684	37,053	38,577	36,657
Effect of dilutive securities	924	1,186	986	1,362
Weighted average outstanding shares used to compute diluted net income per share	39,608	38,239	39,563	38,019

Net income per share - basic	$0.17	$0.15	$0.40	$0.22
Net income per share - diluted	$0.16	$0.14	$0.39	$0.21

For the three and six months ended June 30, 2014, there were no anti-dilutive common stock equivalents. For the three and six months ended June 30, 2013, approximately 123,000 and 115,000 common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

The following table summarizes two customers (both distributors) with sales greater than 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30
Customer	2014	2013	2014	2013
A	26%	31%	26%	32%
B	*	11%	10%	*

*Represents less than 10%.

The following table summarizes two customers (both distributors) with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

Customer	June 30, 2014	December 31, 2013
A	33%	32%
B	11%	17%

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country and Region	2014	2013	2014	2013
China	$43,931	$34,743	$80,789	$61,522
Taiwan	9,638	8,321	18,701	15,840
Europe	4,574	3,327	9,165	7,277
Korea	3,890	2,408	6,626	4,826
United States	3,231	1,839	5,834	3,740
Japan	1,713	1,640	3,854	3,161
Southeast Asia	1,407	5,385	3,421	12,714
Other	52	51	107	104
Total	$68,436	$57,714	$128,497	$109,184

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2014	2013	2014	2013
DC to DC products	$61,173	$50,536	$115,108	$96,978
Lighting control products	7,263	7,178	13,389	12,206
Total	$68,436	$57,714	$128,497	$109,184

The following is a summary of long-lived assets by geographic regions (in thousands):

Country	June 30, 2014	December 31, 2013
China	$38,248	$41,557
United States	31,578	24,719
Other	207	205
Total	$70,033	$66,481

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

In November 2013, the Company received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. Had O2 Micro been successful in obtaining a favorable ruling against the Company, the Company could have been liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, the Company recorded the $9.5 million as a current liability as of December 31, 2013.

In March 2014, the Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the amount in litigation expense (benefit), net, in the Condensed Consolidated Statement of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $0.5 million in connection with the final resolution of the lawsuit.

7. Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	Estimated Fair Market Value as of
	June 30, 2014	December 31, 2013
Cash, cash equivalents and investments:
Cash	$76,899	$62,625
Money market funds	30,964	35,588
U.S. treasuries and government agency bonds	133,012	128,126
Auction-rate securities backed by student-loan notes	9,848	9,860
Total cash, cash equivalents and investments	$250,723	$236,199

Reported as:	June 30, 2014	December 31, 2013
Cash and cash equivalents	$107,863	$101,213
Short-term investments	133,012	125,126
Long-term investments	9,848	9,860
Total cash, cash equivalents and investments	$250,723	$236,199

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30, 2014	December 31, 2013
Due in less than 1 year	$86,825	$95,509
Due in 1 - 5 years	46,187	29,617
Due in greater than 5 years	9,848	9,860
	$142,860	$134,986

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$30,964	$-	$-	$30,964	$-
U.S. treasuries and government agency bonds	132,996	31	(15)	133,012	39,607
Auction-rate securities backed by student-loan notes	10,220	-	(372)	9,848	9,848
	$174,180	$31	$(387)	$173,824	$49,455

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$35,588	$-	$-	$35,588	$-
U.S. treasuries and government agency bonds	128,123	26	(23)	128,126	42,880
Auction-rate securities backed by student-loan notes	10,220	-	(360)	9,860	9,860
	$173,931	$26	$(383)	$173,574	$52,740

  The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$30,964	$30,964	$-	$-
U.S. treasuries and government agency bonds	133,012	-	133,012	-
Auction-rate securities backed by student-loan notes	9,848	-	-	9,848
	$173,824	$30,964	$133,012	$9,848

	Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$35,588	$35,588	$-	$-
U.S. treasuries and government agency bonds	128,126	-	128,126	-
Auction-rate securities backed by student-loan notes	9,860	-	-	9,860
	$173,574	$35,588	$128,126	$9,860

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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a reconciliation of the Company’s level 3 assets (in thousands):

Balance at January 1, 2014	$9,860
Change in unrealized loss included in other comprehensive income	(17)
Ending balance at March 31, 2014	9,843
Change in unrealized loss included in other comprehensive income	5
Ending balance at June 30, 2014	$9,848

As of June 30, 2014, the Company’s investment portfolio included $9.8 million in government-backed student loan auction-rate securities, net of impairment charges of $402,000, of which $372,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2013 of $9.9 million, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary. To determine the fair value of the auction-rate securities, the Company used a discounted cash flow model with the following assumptions:

	June 30, 2014			December 31, 2013
Time-to-liquidity (months)		24			24
Expected return		2.7%			2.5%
Discount rate	3.5%	-	8.3%	3.3%	-	8.1%

Deferred Compensation Plan:

The Company has a non-qualified, unfunded deferred compensation plan, which became effective in July 2013 and provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. As of June 30, 2014 and December 31, 2013, the plan assets totaled $3.1 million and $0.6 million, and the plan liabilities totaled $3.1 million and $0.6 million, respectively.

8.   Income Taxes

The income tax provision for the three and six months ended June 30, 2014 was $0.5 million, or 7.3% of pre-tax income, and $0.8 million, or 4.7% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized as a result of stock options exercises and the releases of RSUs and changes in the valuation allowance.

The income tax benefit for the three and six months ended June 30, 2013 was $(0.4) million, or (7.0%) of the pre-tax income, and $(0.6) million, or (7.6%) of the pre-tax income, respectively. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of an income tax reserve where the statute of limitations expired and from stock option exercises and releases of RSUs.

Unrecognized Tax Benefits

As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $15.5 million and $14.9 million, respectively. As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $5.3 million and $5.0 million, respectively, that would result in an adjustment to the Company’s effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of June 30, 2014 and December 31, 2013, the Company had $0.9 million and $0.8 million, respectively, of accrued interest related to uncertain tax positions.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in March and May 2014. However, no resolutions were reached in those meetings, and both parties are scheduled to meet again in September 2014. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

The Company reviewed and responded to the above proposed adjustments. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. As of June 30, 2014, based on the technical merits of its tax return filing positions and the interactions to date with the IRS, the Company believes that it is more-likely-than-not that the resolution of the audits will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

9.  Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(360)	$4	$6,616	$6,260
Other comprehensive income (loss) before reclassifications	(17)	5	(596)	(608)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive income (loss)	(17)	5	(596)	(608)
Balance as of March 31, 2014	(377)	9	6,020	5,652
Other comprehensive income before reclassifications	5	8	176	189
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income	5	7	176	188
Balance as of June 30, 2014	$(372)	$16	$6,196	$5,840

10.  Stock Repurchase Program

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program:

	Shares Repurchased	Average Price Per Share	Total Amount
			(in thousands)
Cumulative balance at January 1, 2014	663,802	$31.06	$20,615
Repurchases	323,789	$35.08	11,358
Cumulative balance at March 31, 2014	987,591	$32.38	31,973
Repurchases	321,764	$38.65	12,438
Cumulative balance at June 30, 2014	1,309,355	$33.92	$44,411

As of June 30, 2014, $55.6 million remained available for future repurchases under the program.

11. Dividends and Dividend Equivalents

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends declared by the Board of Directors, which are payable on the 15th of the following month. For the second quarter of 2014, the Board of Directors declared a cash dividend of $0.15 per share for a total of $5.8 million, which was accrued in other current liabilities as of June 30, 2014.

The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders. The Company anticipates that the cash used for future dividends will come from its current domestic cash and cash generated from ongoing U.S. operations. If cash held by the Company’s international subsidiaries is needed for the payment of dividends, the Company may be required to accrue and pay U.S. taxes to repatriate the funds.

Under the 2004 Equity Plan, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and paid to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of June 30, 2014, the Company accrued $0.3 million of dividend equivalents.

12.  Subsequent Event

Acquisition

In July 2014, the Company completed the acquisition of Sensima Technology SA (“Sensima”), a company located in Switzerland that develops magnetic sensors for angle measurements as well as three-dimensional magnetic field sensing. The purchase consideration consists of an upfront cash payment of $11.7 million and a cash earn-out payment of up to $8.9 million that is contingent upon Sensima achieving certain new product development and revenue goals through 2016. In addition, key employees are eligible to receive $1.7 million of time-based RSUs and up to $8.0 million of performance-based RSUs in connection with the transaction.

The initial accounting for the acquisition is still ongoing as of the date this Quarterly Report on Form 10-Q is issued. It is expected that intangible assets and goodwill will be recorded on the consolidated balance sheets; however, as the initial accounting for the acquisition has not been completed at the time of the issuance of these consolidated financial statements, further details have not yet been disclosed.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of liquidity of our investments on our capital resources,

•	the application of our products in the communications, storage and computing, consumer and industrial markets continuing to account for our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2014 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax returns,

•	the percentage of our total revenue from various market segments,

•	our intention and ability to continue the stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% and 88% for the three and six months ended June 30, 2014, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company located in Switzerland that develops magnetic sensors for angle measurements as well as three-dimensional magnetic field sensing. The purchase consideration consists of an upfront cash payment of $11.7 million and a cash earn-out payment of up to $8.9 million that is contingent upon Sensima achieving certain new product development and revenue goals through 2016. In addition, key employees are eligible to receive $1.7 million of time-based restricted stock units and up to $8.0 million of performance-based restricted stock units in connection with the transaction. As our acquisition of Sensima closed in July 2014, the results of operations reported in this Quarterly Report on Form 10-Q did not include the results of operations of Sensima.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2014, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$68,436	100.0%	$57,714	100.0%	$128,497	100.0%	$109,184	100.0%
Cost of revenue	31,337	45.8	26,786	46.4	59,301	46.1	50,871	46.6
Gross profit	37,099	54.2	30,928	53.6	69,196	53.9	58,313	53.4
Operating expenses:
Research and development	13,368	19.6	12,478	21.6	28,971	22.6	24,601	22.5
Selling, general and administrative	16,853	24.6	13,793	23.9	32,962	25.7	27,051	24.8
Litigation expense (benefit), net	274	0.4	(257)	(0.4)	(8,426)	(6.6)	(558)	(0.5)
Total operating expenses	30,495	44.6	26,014	45.1	53,507	41.7	51,094	46.8
Income from operations	6,604	9.6	4,914	8.5	15,689	12.2	7,219	6.6
Interest and other income, net	295	0.5	218	0.4	485	0.4	208	0.2
Income before income taxes	6,899	10.1	5,132	8.9	16,174	12.6	7,427	6.8
Income tax provision (benefit)	502	0.8	(357)	(0.6)	759	0.6	(562)	(0.5)
Net income	$6,397	9.3%	$5,489	9.5%	$15,415	12.0%	$7,989	7.3%

Revenue

The following table shows our revenue by product family:

	Three Months Ended June 30,					Six Months Ended June 30,
Product Family	2014	% of Revenue	2013	% of Revenue	Change	2014	% of Revenue	2013	% of Revenue	Change
	(In thousands, except percentages)					(In thousands, except percentages)
DC to DC products	$61,173	89.4%	$50,536	87.6%	21.0%	$115,108	89.6%	$96,978	88.8%	18.7%
Lighting control products	7,263	10.6%	7,178	12.4%	1.2%	13,389	10.4%	12,206	11.2%	9.7%
Total	$68,436	100.0%	$57,714	100.0%	18.6%	$128,497	100.0%	$109,184	100.0%	17.7%

Revenue for the three months ended June 30, 2014 was $68.4 million, an increase of $10.7 million, or 18.6%, from $57.7 million for the three months ended June 30, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as higher unit shipments were offset in part by lower average selling prices for these products. Revenue from our DC to DC products was $61.2 million for the three months ended June 30, 2014, an increase of $10.6 million, or 21.0%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters and battery charger products, offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $7.3 million for the three months ended June 30, 2014, an increase of $85,000, or 1.2%, compared with the same period in 2013.

Revenue for the six months ended June 30, 2014 was $128.5 million, an increase of $19.3 million, or 17.7%, from $109.2 million for the six months ended June 30, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as higher unit shipments were offset in part by lower average selling prices for these products. Revenue from our DC to DC products was $115.1 million for the six months ended June 30, 2014, an increase of $18.1 million, or 18.7%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters and battery charger products, offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $13.4 million for the six months ended June 30, 2014, an increase of $1.2 million, or 9.7%, compared with the same period in 2013. This increase was primarily due to higher sales of our LED lighting products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related expenses and other overhead costs and stock-based compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$31,337	$26,786	17.0%	$59,301	$50,871	16.6%
Cost of revenue as a percentage of revenue	45.8%	46.4%		46.1%	46.6%
Gross profit	$37,099	$30,928	20.0%	$69,196	$58,313	18.7%
Gross margin	54.2%	53.6%		53.9%	53.4%

Gross profit as a percentage of revenue, or gross margin, was 54.2% for the three months ended June 30, 2014, compared to 53.6% for the three months ended June 30, 2013. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead, compared to the same period in 2013.  This increase was partially offset by a higher provision for inventory reserve.

Gross margin was 53.9% for the six months ended June 30, 2014, compared to 53.4% for the six months ended June 30, 2013. The increase in gross margin was primarily due to cost improvements and increased sales of higher margin products, compared to the same period in 2013.  This increase was partially offset by a higher provision for inventory reserve.

Research and Development

Research and development expenses consist of salary and benefit expenses and stock-based compensation expenses for design and product engineers, expenses related to new product development, and related facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development ("R&D")	$13,368	$12,478	7.1%	$28,971	$24,601	17.8%
R&D as a percentage of revenue	19.6%	21.6%		22.6%	22.5%

R&D expenses were $13.4 million, or 19.6% of revenue, for the three months ended June 30, 2014 and $12.5 million, or 21.6% of revenue, for the three months ended June 30, 2013. The increase in R&D expenses was primarily due to an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards, higher salary and benefits expenses, and an increase in new product development expenses. This increase was partially offset by a decrease in accrued bonuses. Our R&D headcount was 463 employees as of June 30, 2014, compared with 438 employees as of June 30, 2013.

R&D expenses were $29.0 million, or 22.6% of revenue, for the six months ended June 30, 2014 and $24.6 million, or 22.5% of revenue, for the six months ended June 30, 2013. The increase in R&D expenses was primarily due to an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards, an increase in the year-over-year accrued bonuses, higher salary and benefits expenses, and an increase in new product development expenses.

Selling, General and Administrative

Selling, general and administrative expenses include salary and benefit expenses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, related facilities costs, and outside legal and accounting fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$16,853	$13,793	22.2%	$32,962	$27,051	21.9%
SG&A as a percentage of revenue	24.6%	23.9%		25.7%	24.8%

SG&A expenses were $16.9 million, or 24.6% of revenue, for the three months ended June 30, 2014 and $13.8 million, or 23.9% of revenue, for the three months ended June 30, 2013. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards, an increase in commission expenses due to higher revenue, an increase in professional service fees primarily due to the acquisition of Sensima, and higher salary and benefits expenses. This increase was partially offset by a decrease in accrued bonuses. Our SG&A headcount was 256 employees as of June 30, 2014, compared with 251 employees as of June 30, 2013.

SG&A expenses were $33.0 million, or 25.7% of revenue, for the six months ended June 30, 2014 and $27.1 million, or 24.8% of revenue, for the six months ended June 30, 2013. The increase in SG&A expenses was primarily due to an increase in stock-based compensation expenses associated with the performance-based and market-based equity awards, an increase in accrued bonuses, an increase in professional service fees primarily due to the acquisition of Sensima, and an increase in commission expenses due to higher revenue.

Litigation Expense (Benefit), Net

Net litigation expense was $0.3 million for the three months ended June 30, 2014, compared to net litigation benefit of $(0.3) million for the three months ended June 30, 2013. Net litigation benefit for the three months ended June 30, 2013 included $0.4 million of proceeds received in connection with the settlement from Silergy Corporation. In addition, we incurred higher expenses in other litigation matters for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net litigation benefit was $(8.4) million for the six months ended June 30, 2014, compared to net litigation benefit of $(0.6) million for the six months ended June 30, 2013. The increase in net litigation benefit was primarily due to the recognition of the $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation for the six months ended June 30, 2014. Net litigation benefit for the six months ended June 30, 2013 included $0.8 million of proceeds received in connection with the settlement from Silergy Corporation. The increase in net litigation benefit for the six months ended June 30, 2014 was partially offset by higher expenses we incurred in other litigation matters, compared to the six months ended June 30, 2013.

Interest and Other Income, Net

For the three months ended June 30, 2014, interest and other income, net, was $0.3 million, compared with $0.2 million for the three months ended June 30, 2013.  The increase in interest and other income, net, was primarily due to higher foreign exchange gains and interest income.

For the six months ended June 30, 2014, interest and other income, net, was $0.5 million, compared with $0.2 million for the six months ended June 30, 2013.  The increase in interest and other income, net, was primarily due to higher foreign exchange gains and interest income.

 Income Tax Provision ( Benefit )

The income tax provision for the three and six months ended June 30, 2014 was $0.5 million, or 7.3% of pre-tax income, and $0.8 million, or 4.7% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized as a result of stock options exercises and the releases of RSUs and changes in our valuation allowance.

The income tax benefit for the three and six months ended June 30, 2013 was $(0.4) million, or (7.0%) of the pre-tax income, and $(0.6) million, or (7.6%) of the pre-tax income, respectively. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized from the release of an income tax reserve where the statute of limitations expired and from stock option exercises and releases of RSUs.

Liquidity and Capital Resources

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$107,863	$101,213
Short-term investments	133,012	125,126
Total cash, cash equivalents and short-term investments	$240,875	$226,339
Percentage of total assets	62.3%	61.4%

Total current assets	$306,297	$292,086
Total current liabilities	(41,970)	(38,489)
Working capital	$264,327	$253,597

As of June 30, 2014, we had cash and cash equivalents of $107.9 million and short-term investments of $133.0 million, compared with cash and cash equivalents of $101.2 million and short-term investments of $125.1 million as of December 31, 2013. As of June 30, 2014, $74.5 million of cash and cash equivalents and $17.0 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other current liabilities.

As of June 30, 2014, we had working capital of $264.3 million, compared with working capital of $253.6 million as of December 31, 2013. The $10.7 million increase in working capital was due to a $14.2 million increase in current assets, partially offset by a $3.5 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and short-term investments, partially offset by a decrease in accounts receivable. The increase in current liabilities was primarily due to an increase in accounts payable and accrued compensation and related benefits, partially offset by a decrease in accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$37,588	$22,217
Net cash used in investing activities	(16,410)	(13,361)
Net cash provided by (used in) financing activities	(14,370)	17,351
Effect of exchange rate changes on cash and cash equivalents	(158)	424
Net increase in cash and cash equivalents	$6,650	$26,631

For the six months ended June 30, 2014, net cash provided by operating activities was $37.6 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a decrease of $0.3 million from the changes in our operating assets and liabilities. The decrease in accounts receivable was primarily attributable to timing of product shipments and cash collections. The increase in accounts payable was primarily driven by increased inventory purchases to meet anticipated future demand. The decrease in accrued liabilities was primarily driven by the release of the liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan. For the six months ended June 30, 2013, net cash provided by operating activities was $22.2 million, primarily due to cash contributed from our operating results during the year, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in product shipments and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand.

For the six months ended June 30, 2014, net cash used in investing activities was $16.4 million, primarily reflecting net purchases of short-term investments of $8.1 million and purchases of property and equipment of $6.0 million. For the six months ended June 30, 2013, net cash used in investing activities was $13.4 million, reflecting $10.8 million of equipment and software purchases and $2.6 million of net purchases of short-term investments.

As of June 30, 2014, our investment portfolio included $9.8 million in government-backed student loan auction-rate securities, net of impairment charges of $402,000, of which $372,000 was temporary and $30,000 was recorded as other-than-temporary. This compares to an investment balance as of December 31, 2013 of $9.9 million, net of impairment charges of $390,000, of which $360,000 was temporary and $30,000 was recorded as other-than-temporary. For the six months ended June 30, 2014 and 2013, we redeemed $0 and $25,000 of auction-rate securities at par.

For the six months ended June 30, 2014, net cash used in financing activities was $14.4 million, primarily reflecting $23.8 million used in the repurchases of our common stock, partially offset by $9.7 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2013 was $17.4 million, primarily reflecting $16.2 million of cash received from the exercise of stock options and $1.2 million of cash received from stock purchases through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. For the six months ended June 30, 2014, we repurchased a total of 646,000 shares for $23.8 million, at an average price of $36.86 per share. As of June 30, 2014, $55.6 million remained available for future repurchases under the program.

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. For the second quarter of 2014, the Board of Directors declared a cash dividend of $0.15 per share for a total of $5.8 million, which was accrued in other current liabilities as of June 30, 2014 and paid on July 15, 2014.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. We anticipate the cash used for future dividends and the stock repurchase program will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends and the stock repurchase program, we may be required to accrue and pay U.S. taxes to repatriate these funds.

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

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, assumptions of debt, and/or payment of cash consideration.  We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

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

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of June 30, 2014, the outstanding balance was $26.5 million, compared with $12.4 million as of December 31, 2013.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013. During the three and six months ended June 30, 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2013, we received a cash payment of $9.5 million from O2 Micro. In January 2014, O2 Micro filed an appeal with the United States Supreme Court. Had O2 Micro been successful in obtaining a favorable ruling against us, we could have been liable to return a portion or all of the $9.5 million to O2 Micro. Accordingly, we recorded the $9.5 million as a current liability as of December 31, 2013.

In March 2014, the Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, we released the current liability of $9.5 million and recorded the amount in litigation expense (benefit), net, in the Condensed Consolidated Statement of Operations in the first quarter of 2014. In addition, we incurred additional legal fees of $500,000 in connection with the final resolution of the lawsuit.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of lost business as a result of customer and prospective customer concerns about being litigation targets;

•	continued dependence on our turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	our customers’ orders may be canceled or rescheduled without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	settlements of tax audits;

•	stock-based compensation accounting charges; and

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

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. Due to various factors, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and ongoing litigation, we may not experience growth rates comparable to past periods, which could materially and adversely affect our stock price and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above industry averages. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition could be materially adversely affected.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended June 30, 2014, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our two largest distributors accounted for approximately 26% and 9% of our total revenue for the three months ended June 30, 2014. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMSs. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our two largest distributors accounted for approximately 26% and 9% of our total revenue for the three months ended June 30, 2014. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with our rebuttal. We met with the IRS Office of Appeals in March and May 2014. However, no resolutions were reached in those meetings, and both parties are scheduled to meet again in September 2014. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

We have reviewed and responded to the above proposed adjustments. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for income taxes. Based on the technical merits of our tax return filing positions and the interactions to date with the IRS, we believe that it is more likely than not that the resolution of these audits will not have a material impact on our consolidated financial position and the results of operations and cash flows.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At June 30, 2014, $10.3 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 34 years.

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

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. If the value of the renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, because we collect payments from all customers in U.S. dollars, fluctuations in the value of foreign currencies could have an adverse impact on our customers’ business, which could negatively impact our business and results of operations.

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

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed.

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

We may engage in acquisitions that dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities, and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA in July 2014 that will further our diversification strategy and create new opportunities with key customers. In the event of acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other intangibles. Such actions by us could impact our operating results and the price of our common stock.

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

To the extent we complete strategic acquisitions, such as the Sensima acquisition, we cannot guarantee that any such acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits from the acquisitions. In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and not realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. We anticipate the cash used for future dividends will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends, we may be required to accrue and pay U.S. taxes to repatriate these funds.

The declaration of cash dividends on our common stock is at the discretion of the Board of Directors. Any future decision to declare and pay a cash dividend on our common stock will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended June 30, 2014 were as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
April 1 - April 30	111,899	$37.12	111,899
May 1 - May 31	109,890	$37.81	109,890
June 1 - June 30	99,975	$41.30	99,975
Total	321,764	$38.65	321,764	$55,589

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares are retired upon repurchase.

ITEM 6. EXHIBITS

10.1	2004 Equity Incentive Plan (as Amended June 2014).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: July 29, 2014
/s/ MEERA RAO
Meera Rao
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	2004 Equity Incentive Plan (as Amended June 2014).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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