Form 10-Q
period 2014-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2014-10-31
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 38,745,011 shares of the registrant’s common stock issued and outstanding as of October 24, 2014.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$101,812	$101,213
Short-term investments	126,849	125,126
Accounts receivable, net	24,274	23,730
Inventories	41,587	39,737
Prepaid expenses and other current assets	2,788	2,280
Total current assets	297,310	292,086
Property and equipment, net	63,428	64,837
Long-term investments	9,795	9,860
Goodwill	6,571	-
Acquisition-related intangible assets, net	7,178	-
Deferred income tax assets, net	477	481
Other long-term assets	7,940	1,644
Total assets	$392,699	$368,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,793	$10,694
Accrued compensation and related benefits	6,607	10,419
Accrued liabilities	15,528	17,376
Total current liabilities	36,928	38,489
Income tax liabilities	4,746	5,542
Other long-term liabilities	9,364	1,478
Total liabilities	51,038	45,509
Commitments and contingencies (Notes 8 and 12)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,804 and 38,291 as of September 30, 2014 and December 31, 2013, respectively	238,602	234,201
Retained earnings	97,398	82,938
Accumulated other comprehensive income	5,661	6,260
Total stockholders’ equity	341,661	323,399
Total liabilities and stockholders’ equity	$392,699	$368,908

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$78,335	$65,347	$206,832	$174,531
Cost of revenue	35,872	30,053	95,173	80,924
Gross profit	42,463	35,294	111,659	93,607
Operating expenses:
Research and development	14,679	12,643	43,649	37,246
Selling, general and administrative	17,006	13,891	49,968	40,941
Litigation expense (benefit), net	332	104	(8,093)	(455)
Total operating expenses	32,017	26,638	85,524	77,732
Income from operations	10,446	8,656	26,135	15,875
Interest and other income (expense), net	202	(59)	686	149
Income before income taxes	10,648	8,597	26,821	16,024
Income tax provision (benefit)	(573)	1,187	186	625
Net income	$11,221	$7,410	$26,635	$15,399

Net income per share:
Basic	$0.29	$0.20	$0.69	$0.42
Diluted	$0.28	$0.19	$0.67	$0.40
Weighted-average shares outstanding:
Basic	38,785	37,910	38,646	37,079
Diluted	39,727	39,009	39,618	38,419

Cash dividends declared per common share	$0.15	$-	$0.30	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$11,221	$7,410	$26,635	$15,399
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on auction-rate securities, net of $0 tax for the three and nine months ended September 30, 2014 and 2013	(53)	149	(65)	117
Change in unrealized gains (losses) on other available-for-sale securities, net of $0 tax for the three and nine months ended September 30, 2014 and 2013	(28)	34	(16)	12
Foreign currency translation adjustments	(98)	431	(518)	1,595
Total other comprehensive income (loss), net of tax	(179)	614	(599)	1,724
Comprehensive income	$11,042	$8,024	$26,036	$17,123

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$26,635	$15,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,688	8,960
Amortization and realized gain/loss on investments	197	320
Stock-based compensation	24,872	15,081
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	(516)	(2,573)
Inventories	(1,800)	(10,851)
Prepaid expenses and other assets	(1,868)	463
Accounts payable	3,864	1,164
Accrued liabilities	(2,885)	3,492
Accrued income taxes payable and noncurrent tax liabilities	(801)	(215)
Accrued compensation and related benefits	(3,789)	(1,002)
Net cash provided by operating activities	53,597	30,238

Cash flows from investing activities:
Property and equipment purchases	(7,730)	(15,424)
Purchases of short-term investments	(100,706)	(62,374)
Proceeds from sale of short-term investments	98,752	55,700
Proceeds from sale of long-term investments	-	25
Investments related to deferred compensation plan	(4,860)	(309)
Cash paid for an acquisition, net of cash acquired	(11,590)	-
Net cash used in investing activities	(26,134)	(22,382)

Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	-
Proceeds from issuance of common shares	10,403	32,654
Proceeds from employee stock purchase plan	2,078	2,145
Repurchases of common shares	(32,976)	(7,973)
Dividends and dividend equivalents paid	(5,817)	-
Net cash provided by (used in) financing activities	(26,562)	26,826

Effect of change in exchange rates	(302)	660
Net increase in cash and cash equivalents	599	35,342
Cash and cash equivalents, beginning of period	101,213	75,104
Cash and cash equivalents, end of period	$101,812	$110,446

Supplemental disclosures for cash flow information:
Cash paid for taxes	$981	$847
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	783	2,081
Liability accrued for dividends and dividend equivalents	6,359	-
Fair value of contingent consideration related to an acquisition	2,507	-

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

Summary of Significant Accounting Policies

Other than the adoption of the following new significant accounting policies, there have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2014 as compared to those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Goodwill and Acquisition-Related Intangible Assets – Goodwill represents the excess of the fair value of purchase consideration over the fair value of net tangible and identified intangible assets as of the date of acquisition. In-process research and development (“IPR&D”) assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition. The IPR&D assets are initially capitalized at fair value as intangible assets with indefinite lives. When the IPR&D projects are completed, they are reclassified as amortizable intangible assets and are amortized over their estimated useful lives. Alternatively, if the IPR&D projects are abandoned, they are impaired and expensed to research and development. Acquisition-related intangible assets with finite lives consist of know-how and developed technologies. These assets are amortized on a straight-line basis over estimated useful lives ranging from three to five years and the amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, entities will apply the following five-step model when evaluating revenue contracts with customers:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when the entity satisfies a performance obligation

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

2. STOCK-BASED COMPENSATION

Stock Plans

As of September 30, 2014, approximately 4.4 million shares were available for future issuance under the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan will expire on November 12, 2014. Once the 2004 Plan expires, the Company will no longer be able to grant equity awards under the 2004 Plan, and any shares otherwise remaining available for future grants under the 2004 Plan will no longer be available for issuance.

The Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the Company’s stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan will become effective on November 13, 2014, the day after the 2004 Plan expires. The 2014 Plan provides for the issuance of up to 5,500,000 shares and will expire on November 13, 2024.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$246	$163	$669	$465
Research and development	2,388	1,491	6,638	4,557
Selling, general and administrative	6,225	3,577	17,565	10,059
Tax benefit	-	(80)	-	(175)
Total stock-based compensation expense	$8,859	$5,151	$24,872	$14,906

Restricted Stock

The Company’s restricted stock units (“RSUs”) include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs		Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	754,306	$19.41	1,027,782		$23.02	1,800,000	$23.57	3,582,088	$22.53
Awards granted	312,697	36.52	1,091,001	(1)	34.23	-	-	1,403,698	34.74
Performance adjustment	-	-	(141,626)	(2)	31.54	-	-	(141,626)	31.54
Awards released	(378,142)	19.76	(276,512)		18.12	-	-	(654,654)	19.07
Awards forfeited	(24,039)	19.81	(17,097)		19.79	-	-	(41,136)	19.80
Outstanding at September 30, 2014	664,822	27.25	1,683,548		27.87	1,800,000	23.57	4,148,370	25.90

(1)	The number of PSUs granted reflects the maximum number of shares that can ultimately be earned assuming the achievement of the highest level of performance conditions under the programs.
(2)	The performance adjustment reflects the number of PSUs that have not been earned or may not ultimately be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended September 30, 2014 and 2013 was $5.3 million and $3.2 million, respectively. The intrinsic value related to awards released for the nine months ended September 30, 2014 and 2013 was $23.8 million and $14.8 million, respectively. As of September 30, 2014, the total intrinsic value of outstanding awards was $182.7 million, based on the closing stock price of $44.05. As of September 30, 2014, unamortized compensation expense related to outstanding awards was approximately $79.5 million with a weighted-average remaining recognition period of approximately six years.

2014 PSUs and Time-Based RSUs:

In February 2014, the Board of Directors granted 336,000 shares to the Company’s executive officers. These grants included 25% time-based RSUs which vest over two years on a quarterly basis, and 75% PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of 2014 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares. Half of the 2014 Executive PSUs will vest in February 2016 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. The vesting is subject to continued employment with the Company.

In April 2014, the Board of Directors granted 139,000 shares to the Company’s non-executive employees. These grants included 78,000 shares of time-based RSUs which vest over four years on an annual or quarterly basis, and 61,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of revenue goals for certain regions or product line divisions, or the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of 2014 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classifications of the employees. Half of the 2014 Non-Executive PSUs will vest in the second quarter of 2016 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. The vesting is subject to continued employment with the Company.

Based on the Company’s revenue forecast as of September 30, 2014, the Company has determined that it is probable that it will be able to achieve or exceed the pre-determined revenue targets set for the 2014 Executive PSUs and the majority of the 2014 Non-Executive PSUs. The Company continues to evaluate the expected performance against the pre-determined goals and will adjust stock-based compensation expense based on this assessment accordingly.

In connection with the acquisition of Sensima Technology SA (“Sensima”) in July 2014, the Board of Directors granted time-based RSUs and PSUs to key Sensima employees who became employees of the Company. See Note 3 for further discussion.

Stock Options

A summary of the stock options activities is presented in the table below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,356,446	$15.86	1.9	$25,505,753
Options exercised	(638,018)	16.30
Options forfeited and expired	(8,397)	11.22
Outstanding at September 30, 2014	710,031	15.51	1.3	20,265,815
Options exercisable at September 30, 2014 and expected to vest	709,524	15.52	1.3	20,245,815
Options exercisable at September 30, 2014	677,985	15.63	1.2	19,268,944

Total intrinsic value of options exercised was $2.3 million and $11.3 million for the three months ended September 30, 2014 and 2013, respectively. Total intrinsic value of options exercised was $14.1 million and $22.2 million for the nine months ended September 30, 2014 and 2013, respectively. The net cash proceeds from the exercise of stock options were $10.4 million and $32.7 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, unamortized compensation expense related to unvested options was approximately $0.2 million with a weighted-average remaining recognition period of approximately one year.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2014 and 2013, 34,000 and 46,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2014 and 2013, 78,000 and 111,000 shares, respectively, were issued under the ESPP. As of September 30, 2014, 4.7 million shares were available for future issuance.

The intrinsic value of stock purchased was $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The intrinsic value of stock purchased was $0.9 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the unamortized expense was $0.2 million, which will be recognized through the first quarter of 2015. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	25.1%	27.5%	29.5%	28.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	1.4%	-	0.7%	-

Cash proceeds from employee stock purchases were $2.1 million for both the nine months ended September 30, 2014 and 2013.

3. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima, a company based in Switzerland that develops magnetic sensor technologies for angle measurements as well as three-dimensional magnetic field sensing. The acquisition is expected to create new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. Subsequent to the Acquisition Date, Sensima became a subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements.

Purchase Consideration

The fair value of the purchase consideration consists of the following (in thousands):

Cash paid at the Acquisition Date	$11,735
Contingent consideration	2,507
Total	$14,242

Cash paid at the Acquisition Date included $1.2 million that is being held at an escrow account for a one-year period for Sensima’s satisfaction of certain representations and warranties.

The contingent consideration arrangement requires the Company to pay up to an additional $8.9 million to certain former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. The fair value of the contingent consideration is recorded in other long-term liability in the Condensed Consolidated Balance Sheets and is remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Condensed Consolidated Statements of Operations. Actual amounts that will ultimately be paid may differ from the obligations recorded.

The Company incurred $0.6 million of transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Preliminary Purchase Consideration Allocation

The estimated fair value of assets acquired and liabilities assumed is as follows (in thousands):

Cash	$145
Other tangible assets acquired, net of liabilities assumed	42
Intangible assets:
Know-how	1,018
Developed technologies	4,421
IPR&D	2,045
Total identifiable net assets acquired	7,671
Goodwill	6,571
Total net assets acquired	$14,242

Intangible assets with finite lives include know-how and developed technologies with estimated useful lives of three to five years. The fair value of know-how was determined using the relief from royalty method, and the fair value of the developed technologies was determined using the income approach. Intangible assets with indefinite lives include IPR&D, which consists of incomplete R&D projects that had not reached technological feasibility as of the Acquisition Date. The fair value of the IPR&D assets was determined using the income approach.

The goodwill arising from the acquisition was primarily attributed to synergies which will enable the Company to develop advanced solutions in power management combining with Sensima’s magnetic sensor technologies. The goodwill is not expected to be deductible for tax purposes.

The purchase price allocation is considered preliminary and dependent upon the finalization of the valuation of assets acquired and liabilities assumed, primarily related to deferred taxes. The Company is currently determining if the acquisition qualifies as a tax-free reorganization within the meaning of Swiss tax rules pursuant to the tax holiday granted to Sensima by the Swiss tax authorities. Final determination of the valuation could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Equity Awards

On the Acquisition Date, the Board of Directors granted $1.7 million of time-based RSUs (or 40,000 shares) to key Sensima employees who became employees of the Company. These awards vest over four years. In addition, the Board of Directors granted $2.0 million of PSUs (or 47,000 shares) to these employees, with the right to earn up to a maximum of $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the Acquisition Date to July 22, 2019. One half of the awards subject to each revenue goal will vest immediately when the pre-determined revenue goal is met and approved by the Compensation Committee, and the remaining 50% will vest over the following two years. The vesting is subject to continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is being recognized over the requisite service period.

Pro Forma Information (Unaudited)

Supplemental information on a pro forma basis, as if the Sensima acquisition had been consummated on January 1, 2013, is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$78,336	$65,357	$206,882	$174,589
Net income	$11,025	$6,801	$24,886	$13,351
Diluted net income per share	$0.28	$0.17	$0.63	$0.35

These pro forma results are not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company acquired Sensima during the periods presented. The pro forma results include adjustments primarily related to Sensima’s results of operations, amortization of intangible assets and stock-based compensation expense.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Work in process	$25,594	$26,605
Finished goods	15,993	13,132
Total	$41,587	$39,737

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deferred compensation plan assets	$5,490	$607
Prepaid expense	1,490	57
Other	960	980
Total	$7,940	$1,644

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deferred proceeds from litigation	$-	$9,489
Dividends and dividend equivalents	5,994	-
Deferred revenue and customer prepayments	4,110	2,523
Stock rotation reserve	2,095	1,459
Commissions	1,228	931
Sales rebate	451	900
Warranty	240	451
Other	1,410	1,623
Total	$15,528	$17,376

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$290	$334	$451	$331
Warranty provision for product sales	78	130	207	349
Settlements made	-	(3)	(74)	(98)
Unused warranty provision	(128)	(78)	(344)	(199)
Balance at end of period	$240	$383	$240	$383

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deferred compensation plan liabilities	$5,433	$628
Contingent consideration	2,507	-
Other	1,424	850
Total	$9,364	$1,478

5. GOODWILL AND ACQUISITION-RELATED INTANIGIBLE ASSETS, NET

There have been no changes in the balance of goodwill from the Acquisition Date to September 30, 2014.

Acquisition-related intangible assets consist of the following (in thousands):

	As of September 30, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(43)	$975
Developed technologies	4,421	(263)	4,158
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(306)	$7,178

Amortization expense was recorded in cost of revenue in the Condensed Consolidated Statements of Operations and totaled $0.3 million for the three and nine months ended September 30, 2014.

The estimated future amortization expense as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$366
2015	1,467
2016	1,467
2017	1,467
2018 and thereafter	366
Total	$5,133

6. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$11,221	$7,410	$26,635	$15,399

Denominator:
Weighted average outstanding shares used to compute basic net income per share	38,785	37,910	38,646	37,079
Effect of dilutive securities	942	1,099	972	1,340
Weighted average outstanding shares used to compute diluted net income per share	39,727	39,009	39,618	38,419

Net income per share - basic	$0.29	$0.20	$0.69	$0.42
Net income per share - diluted	$0.28	$0.19	$0.67	$0.40

For the three and nine months ended September 30, 2014, there were no anti-dilutive common stock equivalents. For the three and nine months ended September 30, 2013, approximately 1,000 and 7,000 common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

7. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company sells its products primarily through third-party distributors, value-added resellers and directly to original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue or accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customers	2014	2013	2014	2013	2014	2013
Distributor A	26%	33%	26%	32%	25%	32%
Distributor B	10%	*	10%	*	13%	17%

* Represents less than 10%.

Both of the customers are third-party distributors. The Company’s agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by either party with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with either of these distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a few quarters following the termination of any agreement with a distributor.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country and Region	2014	2013	2014	2013
China	$51,796	$40,577	$132,585	$102,099
Taiwan	9,379	8,886	28,080	24,726
Europe	5,212	3,949	14,377	11,226
Korea	4,067	2,599	10,693	7,425
United States	4,079	1,812	9,913	5,552
Japan	2,221	2,285	6,075	5,446
Southeast Asia	1,534	5,103	4,955	17,817
Other	47	136	154	240
Total	$78,335	$65,347	$206,832	$174,531

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2014	2013	2014	2013
DC to DC products	$70,196	$57,823	$185,304	$154,801
Lighting control products	8,139	7,524	21,528	19,730
Total	$78,335	$65,347	$206,832	$174,531

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2014	2013
China	$37,450	$41,557
United States	33,695	24,719
Bermuda	13,749	-
Other	223	205
Total	$85,117	$66,481

8. LITIGATION

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

9. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	September 30,	December 31,
	2014	2013
Cash, cash equivalents and investments:
Cash	$72,709	$62,625
Money market funds	29,103	35,588
U.S. treasuries and government agency bonds	126,849	128,126
Auction-rate securities backed by student-loan notes	9,795	9,860
Total	$238,456	$236,199

	September 30,	December 31,
	2014	2013
Reported as:
Cash and cash equivalents	$101,812	$101,213
Short-term investments	126,849	125,126
Long-term investments	9,795	9,860
Total	$238,456	$236,199

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Due in less than 1 year	$79,562	$95,509
Due in 1 - 5 years	47,287	29,617
Due in greater than 5 years	9,795	9,860
Total	$136,644	$134,986

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$29,103	$-	$-	$29,103	$-
U.S. treasuries and government agency bonds	126,861	37	(49)	126,849	37,455
Auction-rate securities backed by student-loan notes	10,220	-	(425)	9,795	9,795
Total	$166,184	$37	$(474)	$165,747	$47,250

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$35,588	$-	$-	$35,588	$-
U.S. treasuries and government agency bonds	128,123	26	(23)	128,126	42,880
Auction-rate securities backed by student-loan notes	10,220	-	(360)	9,860	9,860
Total	$173,931	$26	$(383)	$173,574	$52,740

10. DEFERRED COMPENSATION PLAN

The Company has a non-qualified, unfunded deferred compensation plan, which became effective in July 2013 and provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participant deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. As of September 30, 2014 and December 31, 2013, the plan assets totaled $5.5 million and $0.6 million, and the plan liabilities totaled $5.4 million and $0.6 million, respectively.

11. FAIR VALUE MEASURMENTS

The following table details the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at September 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$29,103	$29,103	$-	$-
U.S. treasuries and government agency bonds	126,849	-	126,849	-
Auction-rate securities backed by student-loan notes	9,795	-	-	9,795
Total	$165,747	$29,103	$126,849	$9,795

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

	Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$35,588	$35,588	$-	$-
U.S. treasuries and government agency bonds	128,126	-	128,126	-
Auction-rate securities backed by student-loan notes	9,860	-	-	9,860
Total	$173,574	$35,588	$128,126	$9,860

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2014	$9,860
Change in unrealized loss included in other comprehensive income	(65)
Ending balance at September 30, 2014	$9,795

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,	December 31,
	2014	2013
Time-to-liquidity (months)	24	24
Expected return	2.9%	2.5%
Discount rate	4.1% - 7.1%	3.3% - 8.1%

The Company’s level 3 liabilities consist of the contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to certain former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. There were no significant changes in the fair value of the contingent consideration from the Acquisition Date to September 30, 2014. The fair value is calculated using the following assumptions:

September 30,
2014
Project revenue in 2016 (in millions)	$2.1 - $3.8
Discount rate	9.0%
Probability of occurrence	20% - 50%

12. INCOME TAXES

The income tax provision (benefit) for the three and nine months ended September 30, 2014 was $(0.6) million, or (5.4)% of pre-tax income, and $0.2 million, or 0.7% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of a reserve where the statute of limitations expired and the benefit realized as a result of stock option exercises and releases of restricted stock.

The income tax expense for the three and nine months ended September 30, 2013 was $1.2 million, or 13.8% of the pre-tax income, and $0.6 million, or 3.9% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of a reserve where the statute of limitations expired.

Unrecognized Tax Benefits

As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $15.1 million and $14.9 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $4.2 million and $5.0 million, respectively that would result in an adjustment to the Company’s effective tax rate if recognized after considering the valuation allowance.

 Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. It is reasonably possible that over the next twelve-month period, the Company may experience other increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of other increases or decreases at this time.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of September 30, 2014 and December 31, 2013, the Company had $0.4 million and $0.8 million, respectively, of accrued interest related to uncertain tax positions.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in March, May and September 2014. However, no resolutions were reached in those meetings, and both parties are scheduled to meet again in November 2014. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

The Company reviewed and responded to the above proposed adjustments. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. As of September 30, 2014, based on the technical merits of its tax return filing positions and the interactions to date with the IRS, the Company believes that it is more-likely-than-not that the resolution of the audits will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(360)	$4	$6,616	$6,260
Other comprehensive income (loss) before reclassifications	(17)	5	(596)	(608)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive income (loss)	(17)	5	(596)	(608)
Balance as of March 31, 2014	(377)	9	6,020	5,652
Other comprehensive income before reclassifications	5	8	176	189
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income	5	7	176	188
Balance as of June 30, 2014	(372)	16	6,196	5,840
Other comprehensive loss before reclassifications	(53)	(28)	(98)	(179)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive loss	(53)	(28)	(98)	(179)
Balance as of September 30, 2014	$(425)	$(12)	$6,098	$5,661

14. STOCK REPURCHASE PROGRAM

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program:

	Shares Repurchased	Average Price Per Share	Total Amount
			(in thousands)
Cumulative balance at January 1, 2014	663,802	$31.06	$20,615
Repurchases	323,789	$35.08	11,358
Cumulative balance at March 31, 2014	987,591	$32.38	31,973
Repurchases	321,764	$38.65	12,438
Cumulative balance at June 30, 2014	1,309,355	$33.92	44,411
Repurchases	212,035	$43.29	9,180
Cumulative balance at September 30, 2014	1,521,390	$35.22	$53,591

As of September 30, 2014, $46.4 million remained available for future repurchases under the program.

15. DIVIDENDS AND DIVIDEND EQUIVALENTS

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends declared by the Board of Directors, which are payable on the 15th of the following month. The Board of Directors declared the following dividends in 2014:

	Dividend Declared	Total
	per Share	Amount
2014		(in thousands)
Second quarter	$0.15	$5,817
Third quarter	0.15	5,823

As of September 30, 2014, accrued dividends totaled $5.8 million, which was paid to stockholders on October 15, 2014.

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

Under the 2004 Plan, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and paid to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of September 30, 2014, accrued dividend equivalents totaled $0.5 million.

16. SUBSEQUENT EVENT

Equity Awards

In October 2014, the Board of Directors approved 337,000 shares of PSUs to non-executive employees with five consecutive two-year performance periods that will begin from 2015 and end in 2020.   In addition, the Board of Directors approved 218,000 shares of PSUs to executive officers with a two-year performance period that will begin in 2015.  The performance metrics for all of the PSUs will be determined by the Board of Directors prior to the inception of each performance period.

The Company reserved these shares from the 2004 Plan.  In addition, the Company will determine the grant date fair value of these awards and begin recognizing the related expense when the performance criteria are approved by the Board of Directors and communicated to employees prior to the inception of each performance period.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. These include statements concerning, among others:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect of liquidity of our investments on our capital resources,

•	the application of our products in the communications, storage and computing, consumer and industrial markets continuing to account for our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near term business outlook for 2014 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS audit of our tax returns,

•	the percentage of our total revenue from various market segments,

•	our ability to integrate Sensima successfully and achieve the anticipated benefits from the acquisition,

•	our ability to identify, acquire and integrate future acquisitions and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue the stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, advanced analog and mixed-signal semiconductors. Our products are used extensively in storage and computing products, network communications products, set top boxes, lighting products, a wide variety of consumer and portable electronics products, and automotive and industrial markets. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 88% for both the three and nine months ended September 30, 2014. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company located in Switzerland that develops magnetic sensors for angle measurements as well as three-dimensional magnetic field sensing. The acquisition is expected to create new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. The purchase consideration consisted of an upfront cash payment of $11.7 million and additional consideration that is contingent upon Sensima achieving a new product introduction and certain revenue and direct margin goals in 2016, with a fair value of $2.5 million at the date of acquisition. In addition, key employees received $1.7 million of time-based restricted stock units and up to $8.0 million of performance-based restricted stock units in connection with the transaction. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is being recognized over the requisite service period. The results of operations of Sensima have been included in our consolidated financial statements subsequent to the acquisition date.

Critical Accounting Policies and Estimates

Other than the adoption of the following new significant accounting policies, there have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2014, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Valuation of Goodwill and Acquisition-Related Intangible Assets. We evaluate intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that an impairment may exist. We perform an annual impairment assessment for goodwill and intangible assets with indefinite lives in the fourth quarter, or more frequently if indicators of potential impairment exist. Impairment of intangible assets is recognized based on the difference between the fair value of the assets and their carrying value. Impairments for goodwill occur if the fair value of a reporting unit including goodwill is less than its carrying value and are recognized based on the difference between the implied fair value of the reporting unit’s goodwill and the carrying value of the goodwill. The assumptions and estimates used to determine future values of goodwill and intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and revenue forecasts. If there is a significant adverse change in our business in the future, including macroeconomic and market conditions, we may be required to record impairment charges on our goodwill and acquisition-related intangible assets.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$78,335	100.0%	$65,347	100.0%	$206,832	100.0%	$174,531	100.0%
Cost of revenue	35,872	45.8	30,053	46.0	95,173	46.0	80,924	46.4
Gross profit	42,463	54.2	35,294	54.0	111,659	54.0	93,607	53.6
Operating expenses:
Research and development	14,679	18.7	12,643	19.3	43,649	21.1	37,246	21.3
Selling, general and administrative	17,006	21.8	13,891	21.3	49,968	24.1	40,941	23.5
Litigation expense (benefit), net	332	0.4	104	0.2	(8,093)	(3.9)	(455)	(0.3)
Total operating expenses	32,017	40.9	26,638	40.8	85,524	41.3	77,732	44.5
Income from operations	10,446	13.3	8,656	13.2	26,135	12.7	15,875	9.1
Interest and other income (expense), net	202	0.3	(59)	(0.1)	686	0.3	149	0.1
Income before income taxes	10,648	13.6	8,597	13.1	26,821	13.0	16,024	9.2
Income tax provision (benefit)	(573)	(0.7)	1,187	1.8	186	0.1	625	0.4
Net income	$11,221	14.3%	$7,410	11.3%	$26,635	12.9%	$15,399	8.8%

Revenue

The following table shows our revenue by product family:

	Three Months Ended September 30,					Nine Months Ended September 30,
Product Family	2014	% of Revenue	2013	% of Revenue	Change	2014	% of Revenue	2013	% of Revenue	Change
	(In thousands, except percentages)
DC to DC products	$70,196	89.6%	$57,823	88.5%	21.4%	$185,304	89.6%	$154,801	88.7%	19.7%
Lighting control products	8,139	10.4%	7,524	11.5%	8.2%	21,528	10.4%	19,730	11.3%	9.1%
Total	$78,335	100.0%	$65,347	100.0%	19.9%	$206,832	100.0%	$174,531	100.0%	18.5%

Revenue for the three months ended September 30, 2014 was $78.3 million, an increase of $13.0 million, or 19.9%, from $65.3 million for the three months ended September 30, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 41% due to increased market demand, which were offset in part by a 15% decrease in average sales prices. Revenue from our DC to DC products was $70.2 million for the three months ended September 30, 2014, an increase of $12.4 million, or 21.4%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters, offset in part by lower sales of our battery charger and Mini-Monsters products. Revenue from our lighting control products was $8.1 million for the three months ended September 30, 2014, an increase of $0.6 million, or 8.2%, compared with the same period in 2013.

Revenue for the nine months ended September 30, 2014 was $206.8 million, an increase of $32.3 million, or 18.5%, from $174.5 million for the nine months ended September 30, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 39% due to increased market demand, which were offset in part by a 15% decrease in average sales prices. Revenue from our DC to DC products was $185.3 million for the nine months ended September 30, 2014, an increase of $30.5 million, or 19.7%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters and battery charger products, offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $21.5 million for the nine months ended September 30, 2014, an increase of $1.8 million, or 9.1%, compared with the same period in 2013.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related expenses and other overhead costs and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)
Cost of revenue	$35,872	$30,053	19.4%	$95,173	$80,924	17.6%
Cost of revenue as a percentage of revenue	45.8%	46.0%		46.0%	46.4%
Gross profit	$42,463	$35,294	20.3%	$111,659	$93,607	19.3%
Gross margin	54.2%	54.0%		54.0%	53.6%

 Cost of revenue was $35.9 million, or 45.8% of revenue, for the three months ended September 30, 2014 and $30.1 million, or 46.0% of revenue, for the three months ended September 30, 2013. The increase in cost of revenue was primarily due to a 41% increase in unit shipments, which was partially offset by a 15% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by an increase of $0.4 million in the provision for inventory reserve, and an increase of $0.3 million in amortization of intangible assets from the Sensima acquisition in July 2014.

Gross profit as a percentage of revenue, or gross margin, was 54.2% for the three months ended September 30, 2014, compared to 54.0% for the three months ended September 30, 2013. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead, compared to the same period in 2013. This increase was partially offset by an increase in the provision for inventory reserve and an increase in the amortization of intangible assets from the Sensima acquisition in July 2014.

Cost of revenue was $95.2 million, or 46.0% of revenue, for the nine months ended September 30, 2014 and $80.9 million, or 46.4% of revenue, for the nine months ended September 30, 2013. The increase in cost of revenue was primarily due to a 39% increase in unit shipments, which was partially offset by a 16% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by an increase of $0.7 million in the provision for inventory reserve.

Gross margin was 54.0% for the nine months ended September 30, 2014, compared to 53.6% for the nine months ended September 30, 2013. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead and increased sales of higher margin products, compared to the same period in 2013.  This increase was partially offset by a higher provision for inventory reserve.

Research and Development

Research and development expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)
Research and development ("R&D")	$14,679	$12,643	16.1%	$43,649	$37,246	17.2%
R&D as a percentage of revenue	18.7%	19.3%		21.1%	21.3%

R&D expenses were $14.7 million, or 18.7% of revenue, for the three months ended September 30, 2014 and $12.6 million, or 19.3% of revenue, for the three months ended September 30, 2013. The increase in R&D expenses was primarily due to an increase of $0.9 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $0.6 million in new product development expenses, and an increase of $0.2 million in cash compensation expenses, which include salary, benefits and bonuses. Our R&D headcount was 457 employees as of September 30, 2014, compared with 441 employees as of September 30, 2013.

R&D expenses were $43.6 million, or 21.1% of revenue, for the nine months ended September 30, 2014 and $37.2 million, or 21.3% of revenue, for the nine months ended September 30, 2013. The increase in R&D expenses was primarily due to an increase of $2.1 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $2.0 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.0 million in new product development expenses, and an increase of $0.5 million in manufacturing and lab supplies.

Selling, General and Administrative

Selling, general and administrative expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$17,006	$13,891	22.4%	$49,968	$40,941	22.0%
SG&A as a percentage of revenue	21.8%	21.3%		24.1%	23.5%

SG&A expenses were $17.0 million, or 21.8% of revenue, for the three months ended September 30, 2014 and $13.9 million, or 21.3% of revenue, for the three months ended September 30, 2013. The increase in SG&A expenses was primarily due to an increase of $2.6 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $0.2 million in commission expenses due to higher revenue, and an increase of $0.2 million in professional service fees primarily due to the acquisition of Sensima. Our SG&A headcount was 270 employees as of September 30, 2014, compared with 251 employees as of September 30, 2013.

SG&A expenses were $50.0 million, or 24.1% of revenue, for the nine months ended September 30, 2014 and $40.9 million, or 23.5% of revenue, for the nine months ended September 30, 2013. The increase in SG&A expenses was primarily due to an increase of $7.5 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $0.5 million in commission expenses due to higher revenue, an increase of $0.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.4 million in professional service fees primarily due to the acquisition of Sensima.

Litigation Expense (Benefit), Net

Litigation expense was $0.3 million for the three months ended September 30, 2014, compared to litigation expense of $0.1 million for the three months ended September 30, 2013. The increase in litigation expense was due to higher expenses we incurred in litigation matters for the three months ended September 30, 2014 compared to the same period in 2013.

Net litigation benefit was $(8.1) million for the nine months ended September 30, 2014, compared to net litigation benefit of $(0.5) million for the nine months ended September 30, 2013. Net litigation benefit for the nine months ended September 30, 2014 included the recognition of the $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. Net litigation benefit for the nine months ended September 30, 2013 included $0.8 million of proceeds received in connection with the legal settlement with Silergy Corporation. The increase in net litigation benefit for the nine months ended September 30, 2014 was partially offset by higher expenses we incurred in other litigation matters, compared to the same period in 2013.

Interest and Other Income (Expense), Net

For the three months ended September 30, 2014, interest and other income, net, was $0.2 million, compared with a net expense of $(59,000) for the three months ended September 30, 2013.  The increase in interest and other income, net, was primarily due to higher foreign exchange gains and interest income.

For the nine months ended September 30, 2014, interest and other income, net, was $0.7 million, compared with $0.1 million for the nine months ended September 30, 2013.  The increase in interest and other income, net, was primarily due to higher foreign exchange gains and interest income.

 Income Tax Provision (Benefit)

The income tax provision (benefit) for the three and nine months ended September 30, 2014 was $(0.6) million, or (5.4)% of pre-tax income, and $0.2 million, or 0.7% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized from the release of a reserve where the statute of limitations expired and the benefit realized as a result of stock option exercises and releases of restricted stock.

The income tax expense for the three and nine months ended September 30, 2013 was $1.2 million, or 13.8% of the pre-tax income, and $0.6 million, or 3.9% of the pre-tax income, respectively. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized from the release of a reserve where the statute of limitations expired.

Liquidity and Capital Resources

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$101,812	$101,213
Short-term investments	126,849	125,126
Total cash, cash equivalents and short-term investments	$228,661	$226,339
Percentage of total assets	58.2%	61.4%

Total current assets	$297,310	$292,086
Total current liabilities	(36,928)	(38,489)
Working capital	$260,382	$253,597

As of September 30, 2014, we had cash and cash equivalents of $101.8 million and short-term investments of $126.8 million, compared with cash and cash equivalents of $101.2 million and short-term investments of $125.1 million as of December 31, 2013. As of September 30, 2014, $67.1 million of cash and cash equivalents and $17.0 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other current liabilities.

As of September 30, 2014, we had working capital of $260.4 million, compared with working capital of $253.6 million as of December 31, 2013. The $6.8 million increase in working capital was due to a $5.2 million increase in current assets and a $1.6 million decrease in current liabilities. The increase in current assets was primarily due to an increase in cash and short-term investments and an increase in inventory. The decrease in current liabilities was primarily due to a decrease in accrued compensation and related benefits, partially offset by an increase in accounts payable.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$53,597	$30,238
Net cash used in investing activities	(26,134)	(22,382)
Net cash provided by (used in) financing activities	(26,562)	26,826
Effect of exchange rate changes on cash and cash equivalents	(302)	660
Net increase in cash and cash equivalents	$599	$35,342

For the nine months ended September 30, 2014, net cash provided by operating activities was $53.6 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $7.8 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory purchases to meet anticipated future demand. The decrease in accrued compensation and related benefits was primarily due to the payment of bonuses accrued as of December 31, 2013. The decrease in accrued liabilities was primarily driven by the release of the liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan. For the nine months ended September 30, 2013, net cash provided by operating activities was $30.2 million, primarily due to cash contributed from our operating results and an increase in accrued liabilities, which was partially offset by increases in both accounts receivable and inventories. The increase in accounts receivable resulted primarily from an increase in shipments and the timing of those shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand.

For the nine months ended September 30, 2014, net cash used in investing activities was $26.1 million, primarily due to net cash of $11.6 million paid to acquire Sensima, purchases of property and equipment of $7.7 million, and net purchases of investments of $6.8 million. For the nine months ended September 30, 2013, net cash used in investing activities was $22.4 million, primarily reflecting $15.4 million of property and equipment purchases and $7.0 million net purchases of investments.

For the nine months ended September 30, 2014, net cash used in financing activities was $26.6 million, primarily reflecting $33.0 million used in repurchases of our common stock and $5.8 million used to pay dividends and dividend equivalents, partially offset by $12.5 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2013 was $26.8 million, primarily reflecting $32.7 million of cash received from the exercise of stock options and $2.1 million of cash received from common stock sold through our ESPP, partially offset by $8.0 million of cash used in repurchases of common stock.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. For the nine months ended September 30, 2014, we repurchased a total of 858,000 shares for $33.0 million, at an average price of $38.45 per share. As of September 30, 2014, $46.4 million remained available for future repurchases under the program.

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the nine months ended September 30, 2014, we paid dividend and dividend equivalents totaling $5.8 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months. We anticipate the cash used for future dividends, dividend equivalents and the stock repurchase program will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for these payments, we may be required to accrue and pay U.S. taxes to repatriate these funds.

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

Contractual Obligations

We lease our research and development and sales offices in the United States, Europe, Japan, China, Taiwan and Korea. Certain of our facility leases provide for periodic rent increases. Currently, we are leasing a manufacturing facility in Chengdu, China. We have an option to acquire this manufacturing facility for approximately $1.7 million, which consists of total construction cost incurred minus total rent paid by us during the lease term.  This option became exercisable in March 2011 and does not expire. We will likely exercise our purchase option and enter into a purchase agreement for this facility in the future.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of September 30, 2014, the outstanding balance was $24.4 million, compared with $12.4 million as of December 31, 2013.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013. During the three and nine months ended September 30, 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed the acquisition of Sensima Technology SA (“Sensima”) in July 2014 and are currently evaluating the internal control at Sensima. We intend to include the acquired entity in our assessment of the effectiveness of internal control over financial reporting in the annual management report following the first anniversary of the acquisition. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, other than the Sensima acquisition, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the possibility of lost business as a result of customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

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

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Demand for consumer electronics is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended September 30, 2014, approximately 88% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers. For example, as a result of consolidations in recent years among distributors, sales to our two largest distributors accounted for approximately 26% and 10% of our total revenue for the three months ended September 30, 2014. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMSs. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. As a result of consolidations in recent years among distributors, sales to our two largest distributors accounted for approximately 26% and 10% of our total revenue for the three months ended September 30, 2014. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax adjustment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with our rebuttal. We met with the IRS Office of Appeals in March, May and September 2014. However, no resolutions were reached in those meetings, and both parties are scheduled to meet again in November 2014. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which would result in us having to restate our financial statements. For example, because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our 2005 and 2006 financial results.  Restatements are generally costly and could adversely impact our results of operations and/or have a negative impact on the trading price of our common stock.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. At September 30, 2014, $10.3 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 34 years.

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

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. For example, because of the complexity of our tax structure, we have had errors in our financial statements in the calculation of our tax provision that previously resulted in restatements of our 2005 and 2006 financial results. Although we believe that we have implemented appropriate internal control over financial reporting related to the computation of our income tax provision, we cannot be certain that any measures we have taken or may take in the future will ensure that we implement and maintain adequate internal control over financial reporting and that we will avoid any material weakness in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA in July 2014 to further our diversification strategy and create new opportunities with key customers. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other intangibles. Such actions could impact our operating results and the price of our common stock.

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

We cannot guarantee that the Sensima acquisition or any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits. In addition, if we are unsuccessful in integrating any acquired company into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and fail to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended September 30, 2014 were as follows:

			Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
						(in thousands)
July 1	-	July 31	100,992	$42.00	100,992
August 1	-	August 31	65,671	43.54	65,671
September 1	-	September 30	45,372	45.81	45,372
Total			212,035	43.29	212,035	$46,410

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares are retired upon repurchase.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: October 30, 2014
/s/ MEERA RAO
Meera Rao
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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