Form 10-K
period 2014-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2015-03-02
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.☒ Yes ☐ No

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

Large accelerated filer  ☒        Accelerated filer ☐      Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2014 was 38,774,391.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2014 was $42.35.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2014 was $946.0 million.*

There were 39,290,882 shares of the registrant’s common stock issued and outstanding as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2014.

*

Excludes 16,437,858 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2014.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the communications, storage and computing, consumer and industrial markets, which account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near-term business outlook for 2015 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the outcome of the IRS’s audit of our tax returns,

•	the percentage of our total revenue from various market segments,

•	our ability to integrate Sensima successfully and achieve the anticipated benefits from the acquisition,

•	our ability to identify, acquire and integrate future acquisitions and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and, in particular, in the section entitled “Item 1A. Risk Factors”. Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems (“MPS”) is a leading company in high performance power solutions. Founded in 1997, MPS pioneered integrated power semiconductor solutions and power delivery architectures. MPS's mission is to provide innovative power solutions in cloud computing, telecommunications, industrial and automotive, and consumer market segments. MPS has over 1,000 employees worldwide, located in the United States, China, Taiwan, Korea, Japan and across Europe.

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

Acquisition

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensors for angle measurement as well as three-dimensional magnetic field sensing. Sensima’s products are based on Hall devices that are directly integrated with the signal treatment and instantaneously detect and deliver the angle value in digital format. Their angle sensors are used in rotary encoders, electronically commutated motors and a broad range of products. By combining Sensima’s real time precision magnetic angle sensing with our technologies, we expect to create new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing.

For a detailed discussion of the terms of the acquisition, please refer to Note 2 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Direct Current (DC) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, set top boxes, TVs and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 90%, 89% and 88% of our total revenue in 2014, 2013 and 2012, respectively.

 Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigation systems, and LCD televisions. Backlighting solutions are typically either white light emitting diode (WLED) lighting sources or cold cathode fluorescent lamps (CCFL). WLED lighting control ICs step-up or step-down a DC voltage, or convert from an AC line voltage supplied by the utility company (also called AC/DC Offline) and provide efficient precision power and protection to a LED string or to multiple LED strings. The CCFL ICs function by converting low-voltage direct current (DC) or battery voltage to high-voltage alternating current (AC). We believe our CCFL ICs were the first to utilize a full bridge resonant topology that allows for high efficiency, extended lifetimes for CCFLs, and lower signal interference with adjacent components. The full bridge topology is now the industry standard for these products. The Lighting Control product family accounted for 10%, 11% and 12% of our total revenue in 2014, 2013 and 2012, respectively.

In addition to AC/DC offline solutions for lighting illumination applications, we also offer AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet.

We currently target our products at the consumer electronics, communications, storage and computing, and industrial markets, with the consumer electronics market representing the largest portion of our revenue.

The following is a brief summary of our product family for various applications. For each of these applications, we are currently shipping products or have design wins, which are decisions by original equipment manufacturers (OEMs) or original design manufacturers (ODMs) to use our ICs:

Applications	WLED Lighting Illumination (non- backlight)	LCD Backlight (Inverters or WLED)	DC to DC Converters (Buck & Boost)	µP Reset & Supervisory	Audio Amplifiers	AC/DC Offline	Chargers (Switching & Linear)	Current Limit Switches
Storage and Computing
Computers		X	X	X	X	X	X	X
LCD Monitors		X	X	X	X	X
Disk Drives/ Storage Networks			X	X				X
Consumer Electronics
Set Top Boxes	X		X	X	X	X		X
Blu-Ray & DVD Players		X	X	X	X	X
Digital Still Cameras			X	X	X		X
Commercial & Industrial Bulb & CFL Replacement	X		X			X
GPS and Infotainment systems		X	X	X	X		X	X
Communications
Cellular Handsets	X		X		X	X	X
Networking Infrastructure			X	X		X
VOIP			X	X
Wireless Access Points			X	X			X
Industrial
Automotive	X	X	X	X	X			X
Industrial Applications		X	X	X		X	X	X

 We derive a majority of our revenue from our DC to DC IC product family sold to the consumer electronics, communications, storage and computing and industrial markets.  In the future, we will continue to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, as well as expand our newer product families in battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and successfully secure manufacturing capacity.

For a detailed discussion of our revenue by product family, please refer to Note 16 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Sales to our largest distributor accounted for approximately 26% of revenue in 2014, 32% of revenue in 2013 and 32% of revenue in 2012. In addition, one other distributor accounted for 10% of revenue in 2013. No other customers accounted for more than 10% of revenue in any periods presented.

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

We have sales offices located in the United States, Taiwan, China, Korea and Japan and have marketing representatives in Europe and Singapore. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Because our sales are billed and payable in United States dollars, our sales are not directly subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For the years ended December 31, 2014, 2013 and 2012, approximately 91%, 90% and 89% of our revenue was from customers in Asia, respectively.

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

Our research and development expenses totaled $58.6 million, $49.7 million and $48.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2014, we had approximately 1,172 patents/applications issued or pending, of which 223 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2034. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. For a more complete description of our legal matters, please read Note 13 to our consolidated financial statements. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or suppliers or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition and cash flows.

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

In September 2004, we entered into a lease arrangement for our manufacturing facility located in Chengdu, China. We have the option to acquire the facility for approximately $1.6 million which consists of total construction costs minus total rent paid by us during the lease term. This option became exercisable in March 2011. We may exercise our purchase option and enter into a purchase agreement for this facility in the future. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

In addition, we constructed a 150,000 square-foot research and development facility in Chengdu, China which was put into operation in October 2010.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2014, we employed 1,178 employees located in the United States, Taiwan, China, Japan, Korea, Europe and Singapore.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Analog Devices, Fairchild Semiconductor, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products, Micrel Inc., Microchip Technology, Microsemi Corporation, O2 Micro International, ON Semiconductor, Power Integrations, Inc., Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V., and Texas Instruments Incorporated.

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

Geographical and Segment Information

Please refer to the geographical and segment information for each of the last three fiscal years in Note 16 to our consolidated financial statements.

Please refer to the discussion of risks related to our foreign operations in the section entitled “Item 1A: Risk Factors.”

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 79 Great Oaks Boulevard, San Jose CA 95119. Our telephone number is (408) 826-0600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. They may be obtained from our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Information regarding our executive officers as of February 28, 2015 is as follows:

Name	Age	Position
Michael R. Hsing	55	President, CEO and Director
Meera P. Rao	54	CFO and Principal Financial and Accounting Officer
Deming Xiao	52	President of Asia Operations
Maurice Sciammas	55	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	44	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

Michael R. Hsing has served on our board of directors and has served as our President and Chief Executive Officer since founding MPS in August 1997. Before founding MPS, Mr. Hsing held senior technical positions at companies such as Supertex, Inc. and Micrel, Inc. Mr. Hsing is an inventor on numerous patents related to the process development of bipolar mixed-signal semiconductor manufacturing. Mr. Hsing holds a B.S.E.E. from the University of Florida.

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

Maurice Sciammas has served as our Senior Vice President of Worldwide Sales and Marketing since 2007. Mr. Sciammas joined MPS in July 1999 and served as Vice President of Products and Vice President of Sales (excluding greater China) until he was appointed to his current position.  Before joining MPS, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

Deming Xiao has served as our President of Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao has held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent six years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Saria Tseng has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined MPS from MaXXan Systems, Inc. where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue.  Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

 ITEM 1A.  RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business.  If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be materially and adversely affected.  In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.  These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

• •	our ability to increase our gross margins; market reactions to guidance from other semiconductor companies or third-party research groups;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

In addition, the stock market often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	inventory levels and product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and results of operations, and may cause our stock price to decline and be volatile.

Our business has been and may continue to be significantly impacted by worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

In recent years, global credit and financial markets experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for consumer electronics is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	settlements of tax audits;

•	stock-based compensation accounting charges; and

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

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above industry averages. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our financial condition and results of operations could be materially and adversely affected.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2014, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers. For example, sales to our largest distributor accounted for approximately 26% of our total revenue for the year ended December 31, 2014. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMSs. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 26% of our total revenue for the year ended December 31, 2014. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or OEM’s significant program or product could reduce our revenue and adversely affect our results of operations and financial condition.

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

While certain aspects of our relationship with these suppliers are contractual, many important aspects of this relationship depend on our suppliers’ continued cooperation and our management of relationships. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities. Our U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, we received from the IRS a Notice of Proposed Adjustment, or "NOPA", relating to a cost-sharing agreement entered into by us and our international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to our allocation of certain litigation expenses between us and our international subsidiaries and the amount of "buy-in payments" made by our international subsidiaries to us in connection with the cost-sharing agreement, and proposed to increase our U.S. taxable income according to a few alternative methodologies. In February 2012, we received a revised NOPA from the IRS (Revised NOPA). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax payment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. We responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with our rebuttal. We met with the IRS Office of Appeals in 2014, had additional discussions again in 2015, and both parties have been in continuous discussions for a resolution of the matter.  However, there is no guarantee these discussions will be conclusive. Meanwhile, we agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

The IRS also audited the research and development credits carried forward into year 2005 and the credits generated in the years 2005 through 2007. We received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2005 through 2007 and the carryforwards, which would then reduce the value of such credits carried forward to subsequent tax years.

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

From time to time we are party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technologies or products or to obtain and use information that we regard as proprietary. We intend to continue to protect our proprietary technologies, including through patents. However, there can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies would materially harm our business.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At December 31, 2014, $5.6 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 33 years.

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. Integrated circuits as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

Fluctuations in the value of the U.S. Dollar relative to other foreign currencies, including the Renminbi, may adversely affect results of operations.

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

We incur foreign currency exchange gains or losses related to the timing of payments between the U.S. and our foreign subsidiaries, which are reported in interest and other income. Fluctuations in the value of foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

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

Our success depends on us investing significant amounts of resources into research and development. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

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

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances, and cause us to incur debt or to assume contingent liabilities, which could adversely affect our business.

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

We cannot guarantee that the Sensima acquisition or any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits of any acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

The declaration of cash dividends on our common stock is at the discretion of our Board of Directors. Any future decision to declare and pay a cash dividend on our common stock will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities, and other factors that our Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are located in San Jose, California and Chengdu, China. We occupy an owned facility located at 79 Great Oaks Boulevard in San Jose, California, which serves as our corporate headquarters and sales offices. The property consists of a building with approximately 106,262 square feet and 5.5 acres of land.

We lease a facility with approximately 56,000 square feet in Chengdu, China, which serves as our test facility and manufacturing hub. In addition, we constructed a 150,000 square-foot research and development facility in Chengdu, China, which was put into operation in October 2010.

We also lease sales and research and development offices in the United States, Europe, Japan, China, Taiwan and Korea. We believe that our existing facilities are adequate for our current operations.

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

As of December 31, 2014, there were no material pending legal proceedings to which we were a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR”. The following table sets forth the high and low sales price per share of our common stock:

	High	Low
2014:
First quarter	$38.86	$31.36
Second quarter	$42.48	$35.14
Third quarter	$47.78	$40.77
Fourth quarter	$50.44	$34.47

2013:
First quarter	$25.51	$22.18
Second quarter	$25.02	$20.99
Third quarter	$31.05	$23.93
Fourth quarter	$34.66	$27.59

Holders of Our Common Stock

As of February 23, 2015, there were 12 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends declared by our Board of Directors, which are payable on the 15th of the following month. Our Board of Directors declared the following cash dividends in 2014 (in thousands, except per share amounts):

	Dividend Declared	Total
	per Share	Amount
2014:
Second quarter	$0.15	$5,817
Third quarter	$0.15	$5,823
Fourth quarter	$0.15	$5,826

The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders. We anticipate that the cash used for future dividends will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends, we may be required to accrue and pay U.S. taxes to repatriate the funds.

Performance of Our Common Stock

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S&P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on December 31, 2009 and its relative performance is tracked through December 31, 2014.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activities during the three months ended December 31, 2014 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - October 31	107	$38.57	107
November 1 - November 30	41	$45.62	41
December 1 - December 31	45	$48.97	45
Total	193	$42.48	193	$38,187

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares are retired upon repurchase.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial data is derived from our audited annual consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. You should read the following table in conjunction with the consolidated financial statements and the related notes contained in Item 8 in this Annual Report on Form 10-K. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Revenue	$282,535	$238,091	$213,813	$196,519	$218,840
Cost of revenue	129,917	110,190	100,665	94,925	97,383
Gross profit	152,618	127,901	113,148	101,594	121,457
Operating expenses:
Research and development	58,590	49,733	48,796	44,518	44,372
Selling, general and administrative	66,755	54,624	50,018	40,280	41,169
Litigation expense (benefit), net	(8,027)	(371)	(2,945)	3,379	5,418
Total operating expenses	117,318	103,986	95,869	88,177	90,959
Income from operations	35,300	23,915	17,279	13,417	30,498
Interest and other income, net	1,092	92	611	309	922
Income before income taxes	36,392	24,007	17,890	13,726	31,420
Income tax provision	897	1,109	2,134	425	1,857
Net income	$35,495	$22,898	$15,756	$13,301	$29,563

Net income per share:
Basic	$0.92	$0.61	$0.45	$0.39	$0.83
Diluted	$0.89	$0.59	$0.43	$0.38	$0.78
Weighted-average shares outstanding:
Basic	38,686	37,387	34,871	34,050	35,830
Diluted	39,793	38,620	36,247	35,160	37,826

Cash dividends declared per common share	$0.45	$-	$1.00	$-	$-

Consolidated Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$126,266	$101,213	$75,104	$96,371	$48,010
Short-term investments	$112,452	$125,126	$85,521	$77,827	$129,709
Long-term investments	$5,389	$9,860	$11,755	$13,675	$19,180
Total assets	$399,366	$368,908	$287,162	$273,867	$281,603
Long-term income tax liabilities	$5,876	$5,542	$5,408	$4,920	$5,015
Common stock	$240,500	$234,201	$194,079	$159,336	$178,269
Total stockholders' equity	$346,425	$323,399	$258,294	$242,877	$246,895
Working capital	$271,285	$253,597	$190,841	$185,435	$195,403

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K.

Overview

We are a leading company in high performance power solutions. Founded in 1997, we pioneered integrated power semiconductor solutions and power delivery architectures. Our mission is to provide innovative power solutions in cloud computing, telecommunications, industrial and automotive, and consumer market segments. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 91% and 90% for the years ended December 31, 2014 and 2013, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes, valuation of goodwill and intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions.  Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in us generally recognizing revenue upon shipment (when title passes) to customers, including distributors, original equipment manufacturers and electronic manufacturing service providers.

Our revenue consists primarily of sales of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers, and we receive royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2014 and 2013, approximately 92% and 91% of our distributor sales, respectively, including sales to our value-added resellers, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2014 and 2013, approximately 8% and 9% of our distributor sales, respectively, were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

We generally recognize revenue upon shipment of products to the distributors for the following reasons:

(1)	The price is fixed or determinable at the date of sale. We do not offer special payment terms, price protection or price adjustments to distributors when we recognize revenue upon shipment.
(2)	The distributors are obligated to pay us and this obligation is not contingent on the resale of our products.
(3)	The distributors’ obligation is unchanged in the event of theft or physical destruction or damage to the products.
(4)	The distributors have stand-alone economic substance apart from our relationship.
(5)	We do not have any obligations for future performance to directly bring about the resale of our products by the distributors.
(6)

The amount of future returns can be reasonably estimated. We have the ability and the information necessary to track inventory sold to and held at our distributors. We maintain a history of returns and have the ability to estimate the stock rotation returns on a quarterly basis.

We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis, where available, and information related to products in the distribution channel. This reserve is recorded at the time of sale. Historically, these returns were not material to our consolidated financial statements.  In the future, if we are not able to estimate our stock rotation returns accurately, we may have to recognize revenue when the distributors sell such inventory to end customers.

 If we enter into arrangements that have rights of return that are not estimable, we recognize revenue under such arrangements only after the distributors have sold the products to end customers. Three of our U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors as of December 31, 2014 and 2013 was $2.0 million and $1.7 million, respectively. The deferred costs as of December 31, 2014 and 2013 were $0.2 million.

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

Inventory Valuation

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

Valuation of Goodwill and Acquisition-Related Intangible Assets

We evaluate intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that an impairment may exist. We perform an annual impairment assessment for goodwill and intangible assets with indefinite lives in the fourth quarter, or more frequently if indicators of potential impairment exist. Impairment of intangible assets is recognized based on the difference between the fair value of the assets and their carrying value. Impairment for goodwill occurs if the fair value of a reporting unit including goodwill is less than its carrying value and is recognized based on the difference between the implied fair value of the reporting unit’s goodwill and the carrying value of the goodwill. The assumptions and estimates used to determine future values of goodwill and intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and revenue forecasts. If there is a significant adverse change in our business in the future, including macroeconomic and market conditions, we may be required to record impairment charges on our goodwill and acquisition-related intangible assets.

Accounting for Income Taxes

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

As of December 31, 2014, and 2013, we had a valuation allowance of $19.1 million and $16.7 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Contingencies

We are a party to actions and proceedings incident to our business in the ordinary course of business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options and shares issued under employee stock purchase plan. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units is estimated using a Monte Carlo simulation model.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. For the performance-based awards, we recognize compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. For the market-based awards, compensation expense is not reversed if the market condition is not satisfied. If the actual performance targets achieved differ significantly from those projected by management, additional stock-based compensation expense may be recorded for the performance-based awards, which could have an adverse impact on our results of operations. Furthermore, the amount of stock-based compensation that we recognize is based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. We adopted this standard in the first quarter of 2014 prospectively and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, entities will apply the following five-step model when evaluating revenue contracts with customers:

(1)	Identify the contract with a customer.
(2)	Identify the performance obligations in the contract.
(3)	Determine the transaction price.
(4)	Allocate the transaction price to the performance obligations in the contract.
(5)	Recognize revenue when the entity satisfies a performance obligation.

The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective application in the adoption of this standard. We will adopt the standard in the first quarter of 2017 and are evaluating the transition method and the impact of the adoption on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Revenue	$282,535	100.0%	$238,091	100.0%	$213,813	100.0%
Cost of revenue	129,917	46.0	110,190	46.3	100,665	47.1
Gross profit	152,618	54.0	127,901	53.7	113,148	52.9
Operating expenses:
Research and development	58,590	20.7	49,733	20.9	48,796	22.8
Selling, general and administrative	66,755	23.6	54,624	22.9	50,018	23.4
Litigation benefit, net	(8,027)	(2.8)	(371)	(0.2)	(2,945)	(1.4)
Total operating expenses	117,318	41.5	103,986	43.6	95,869	44.8
Income from operations	35,300	12.5	23,915	10.1	17,279	8.1
Interest and other income, net	1,092	0.4	92	0.0	611	0.3
Income before income taxes	36,392	12.9	24,007	10.1	17,890	8.4
Income tax provision	897	0.3	1,109	0.5	2,134	1.0
Net income	$35,495	12.6%	$22,898	9.6%	$15,756	7.4%

Revenue

The following table summarizes our revenue by product family:

	Year Ended December 31,						Change
Product Family	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue	From 2013 to 2014	From 2012 to 2013
	(In thousands, except percentages)
DC to DC products	$253,083	89.6%	$211,337	88.8%	$188,736	88.3%	19.8%	12.0%
Lighting control products	29,452	10.4%	26,754	11.2%	25,077	11.7%	10.1%	6.7%
Total	$282,535	100.0%	$238,091	100.0%	$213,813	100.0%	18.7%	11.4%

Revenue for the year ended December 31, 2014 was $282.5 million, an increase of $44.4 million, or 18.7%, from $238.1 million for the year ended December 31, 2013. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 37% due to higher market demand with current customers and additional design wins with new customers, which were offset in part by a 13% decrease in average sales prices. Revenue from our DC to DC products was $253.1 million for the year ended December 31, 2014, an increase of $41.7 million, or 19.8%, from the same period in 2013. This increase was primarily due to higher sales of our DC to DC converters, offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $29.5 million for the year ended December 31, 2014, an increase of $2.7 million, or 10.1%, compared with the same period in 2013.

Revenue for the year ended December 31, 2013 was $238.1 million, an increase of $24.3 million, or 11.4%, from $213.8 million for the year ended December 31, 2012. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 18% due to higher market demand with current customers and additional design wins with new customers, which were offset in part by a 6% decrease in average sales prices. Revenue from our DC to DC products was $211.3 million for the year ended December 31, 2013, an increase of $22.6 million, or 12.0%, from the same period in 2012. This increase was primarily due to higher sales of our DC to DC converters, Mini-Monsters, PMICs and battery charger products. Revenue from our lighting control products was $26.8 million for the year ended December 31, 2013, an increase of $1.7 million, or 6.7%, compared with the same period in 2012.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related expenses and other overhead costs and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition beginning in the third quarter of 2014.

	Year Ended December 31,			Change
	2014	2013	2012	From 2013 to 2014	From 2012 to 2013
	(in thousands, except percentages)
Cost of revenue	$129,917	$110,190	$100,665	17.9%	9.5%
Cost of revenue as a percentage of revenue	46.0%	46.3%	47.1%
Gross profit	$152,618	$127,901	$113,148	19.3%	13.0%
Gross margin	54.0%	53.7%	52.9%

Cost of revenue was $129.9 million, or 46.0% of revenue, for the year ended December 31, 2014, and $110.2 million, or 46.3% of revenue, for the year ended December 31, 2013. The $19.7 million increase in cost of revenue was primarily due to a 37% increase in unit shipments, which was partially offset by a 14% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by an increase of $0.8 million in the provision for inventory reserve, and an increase of $0.7 million in amortization of intangible assets from the Sensima acquisition in July 2014.

Gross profit as a percentage of revenue, or gross margin, was 54.0% for the year ended December 31, 2014, compared to 53.7% for the year ended December 31, 2013. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead, compared to the same period in 2013. This increase was partially offset by an increase in the provision for inventory reserve and an increase in the amortization of intangible assets from the Sensima acquisition in July 2014.

Cost of revenue was $110.2 million, or 46.3% of revenue, for the year ended December, 2013, and $100.7 million, or 47.1% of revenue, for the year ended December, 2012. The $9.5 million increase in cost of revenue was primarily due to an 18% increase in unit shipments, which was partially offset by an 8% decrease in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease of $0.5 million in the provision for inventory reserve.

Gross margin was 53.7% for the year ended December 31, 2013, compared to 52.9% for the year ended December 31, 2012. The increase in gross margin was primarily due to increased sales of higher margin products and a lower provision for inventory reserve. This increase was partially offset by lower absorption of in-house test manufacturing overhead.

Research and Development

Research and development expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2014	2013	2012	From 2013 to 2014	From 2012 to 2013
	(in thousands, except percentages)
Research and development ("R&D")	$58,590	$49,733	$48,796	17.8%	1.9%
R&D as a percentage of revenue	20.7%	20.9%	22.8%

R&D expenses were $58.6 million, or 20.7% of revenue, for the year ended December 31, 2014 and $49.7 million, or 20.9% of revenue, for the year ended December 31, 2013. The $8.9 million increase in R&D expenses was primarily due to an increase of $2.8 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $2.4 million in new product development expenses, an increase of $2.0 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.6 million in manufacturing and laboratory supplies. Our R&D headcount was 476 employees as of December 31, 2014, compared with 449 employees as of December 31, 2013.

R&D expenses were $49.7 million, or 20.9% of revenue, for the year ended December 31, 2013 and $48.8 million, or 22.8% of revenue, for the year ended December 31, 2012. The $0.9 million increase in R&D expenses was primarily due to an increase of $1.6 million in depreciation expense, and an increase of $0.7 million in cash compensation expenses, which include salary, benefits and bonuses. These increases were partially offset by a decrease of $0.7 million in stock-based compensation expenses primarily due to the cancellation of certain performance-based equity awards. Our R&D headcount was 449 employees as of December 31, 2013, compared with 388 employees as of December 31, 2012.

Selling, General and Administrative

Selling, general and administrative expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2014	2013	2012	From 2013 to 2014	From 2012 to 2013
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$66,755	$54,624	$50,018	22.2%	9.2%
SG&A as a percentage of revenue	23.6%	22.9%	23.4%

SG&A expenses were $66.8 million, or 23.6% of revenue, for the year ended December 31, 2014 and $54.6 million, or 22.9% of revenue, for the year ended December 31, 2013. The $12.2 million increase in SG&A expenses was primarily due to an increase of $9.7 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $0.9 million in professional service fees primarily due to the acquisition of Sensima, an increase of $0.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.3 million in commission expenses due to higher revenue. Our SG&A headcount was 274 employees as of December 31, 2014, compared to 249 employees as of December 31, 2013.

SG&A expenses were $54.6 million, or 22.9% of revenue, for the year ended December 31, 2013 and $50.0 million, or 23.4% of revenue, for the year ended December 31, 2012. The $4.6 million increase in SG&A expenses was primarily due to an increase of $2.6 million in stock-based compensation expenses primarily associated with the performance-based awards, an increase of $1.8 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $1.0 million in commission expenses due to higher revenue. These increases were partially offset by a decrease of $1.1 million in professional service fees. Our SG&A headcount was 249 employees as of December 31, 2013, compared to 250 employees as of December 31, 2012.

Litigation Benefit, Net

Litigation benefit, net, was $(8.0) million for the year ended December 31, 2014, compared to litigation benefit, net, of $(0.4) million for the year ended December 31, 2013. Net litigation benefit for the year ended December 31, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. Net litigation benefit for the year ended December 31, 2013 included $0.8 million of proceeds received in connection with the legal settlement with Silergy Corporation. The increase in net litigation benefit for the year ended December 31, 2014 was partially offset by higher expenses we incurred in other litigation matters, compared to the same period in 2013.

Litigation benefit, net, was $(0.4) million for the year ended December 31, 2013, compared to litigation benefit, net, of $(2.9) million for the year ended December 31, 2012. The year-over-year decrease in litigation benefit was primarily due to $0.8 million received in 2013 in connection with the settlement from Silergy, compared with $3.7 million received in 2012 in connection with settlements from Linear and Silergy. No further amount was due to us from these two lawsuits as of December 31, 2013.

For a complete description of our material litigation matters, see Note 13 “Litigation” of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

For the years ended December 31, 2014, 2013 and 2012, interest and other income, net, was $1.1 million, $0.1 million and $0.6 million, respectively. Interest and other income, net increased from 2013 to 2014 primarily due to lower foreign currency exchange losses and higher interest income in 2014 compared to 2013. Interest and other income, net, decreased from 2012 to 2013 primarily due to higher foreign currency exchange losses and lower interest income in 2013 compared to 2012.

Income Tax Provision

The income tax provision for the year ended December 31, 2014 was $0.9 million or 2.5% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released and changes in our valuation allowance during the year.

The income tax provision for the year ended December 31, 2013 was $1.1 million or 4.6% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock options exercised and restricted units released and changes in our valuation allowance during the year.

The income tax provision for the year ended December 31, 2012 was $2.1 million or 11.9% of our income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates.

For additional information, see Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	As of December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$126,266	$101,213
Short-term investments	112,452	125,126
Total cash, cash equivalents and short-term investments	$238,718	$226,339
Percentage of total assets	59.8%	61.4%

Total current assets	$308,146	$292,086
Total current liabilities	(36,861)	(38,489)
Working capital	$271,285	$253,597

As of December 31, 2014, we had cash and cash equivalents of $126.3 million and short-term investments of $112.5 million, compared with cash and cash equivalents of $101.2 million and short-term investments of $125.1 million as of December 31, 2013. As of December 31, 2014, $56.4 million of cash and cash equivalents and $35.8 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2014, we had working capital of $271.3 million, compared with working capital of $253.6 million as of December 31, 2013. The $17.7 million increase in working capital was due to a $16.1 million increase in current assets and a $1.6 million decrease in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, an increase in inventory, and an increase in accounts receivable, partially offset by a decrease in short-term investments. The decrease in current liabilities was primarily due to a decrease in accrued compensation and related benefits, and a decrease in other accrued liabilities, partially offset by an increase in accounts payable.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$74,133	$60,686	$24,912
Net cash used in investing activities	(9,367)	(54,324)	(26,837)
Net cash provided by (used in) financing activities	(39,227)	18,850	(19,553)
Effect of exchange rate changes on cash and cash equivalents	(486)	897	211
Net increase (decrease) in cash and cash equivalents	$25,053	$26,109	$(21,267)

For the year ended December 31, 2014, net cash provided by operating activities was $74.1 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily due to higher sales and an increase in shipments in the fourth quarter of 2014. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet anticipated future demand. The decrease in accrued liabilities was primarily driven by the release of the liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan. For the year ended December 31, 2013, net cash provided by operating activities was $60.7 million, primarily due to cash contributed from our operating results during the year and the cash payment received in connection with the O2 Micro litigation recorded as a liability as of December 31, 2013. These increases were partially offset by increases in both inventories and accounts receivable. The increase in accounts receivable resulted primarily from an increase in shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as finished goods to meet anticipated future demand. For the year ended December 31, 2012, net cash provided by operating activities was $24.9 million, primarily reflecting cash contributed from our operating results, partially offset by $27.8 million increase in working capital requirements.

For the year ended December 31, 2014, net cash used in investing activities was $9.4 million, primarily due to net cash of $11.6 million paid to acquire Sensima, purchases of property and equipment of $9.5 million, and net purchases of investments of $7.1 million, partially offset by proceeds of $4.7 million from the redemption of auction-rate securities. For the year ended December 31, 2013, net cash used in investing activities was $54.3 million, primarily reflecting net purchases of short-term investments and purchases of property and equipment, partially offset by proceeds from the redemption of auction-rate securities. For the year ended December 31, 2012, net cash used in investing activities was $26.8 million related to our investment in equipment, building improvements at our new headquarters located in San Jose, California and net purchases of short-term investments, partially offset by proceeds from the redemption of auction-rate securities.

For the year ended December 31, 2014, net cash used in financing activities was $39.2 million, primarily reflecting $41.2 million used in repurchases of our common stock pursuant to our stock repurchase program and $11.7 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold restricted stock units (“RSUs”), partially offset by $14.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2013, net cash provided by financing activities was $18.9 million, primarily reflecting $40.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan, partially offset by $20.6 million used in repurchases of our common stock pursuant to our stock repurchase program. For the year ended December 31, 2012, net cash used in financing activities was $19.6 million, primarily reflecting the $35.7 million cash dividends paid to stockholders on December 28, 2012, partially offset by $15.2 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. For the year ended December 31, 2014, we repurchased a total of 1.1 million shares for $41.2 million, at an average price of $39.19 per share. For the year ended December 31, 2013, we repurchased a total of 0.7 million shares for $20.6 million, at an average price of $31.06 per share. As of December 31, 2014, $38.2 million remained available for future repurchases under the program.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the year ended December 31, 2014, we paid dividends and dividend equivalents totaling $11.7 million. In addition, our Board of Directors authorized dividend payments totaling $5.8 million to stockholders of record on December 31, 2014, which will be paid on January 15, 2015.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
Operating leases	$2,322	$1,094	$1,060	$130	$38
Outstanding purchase commitments (1)	44,203	42,123	480	300	1,300
Other long-term obligations (2)	9,965	-	4,283	2,052	3,630
Total	$56,490	$43,217	$5,823	$2,482	$4,968

______________

(1)	Outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements.

(2)

Other long-term obligations include future cash payments to satisfy long-term liabilities reflected in our Consolidated Balance Sheets, which primarily consist of employee deferred compensation plan liabilities, contingent consideration related to the Sensima acquisition, and accrued dividend equivalents. Because of the uncertainty as to the timing of distributions related to a portion of the employee deferred compensation plan liabilities, we have excluded estimated obligations of $0.2 million from the table above. In addition, because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $5.3 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Long-Term Investments

As of December 31, 2014, all of our holdings in auction rate securities, which have a face value of $5.6 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $0.5 million.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of the Company’s offshore operations is the local currency, primarily the Renminbi, the New Taiwan Dollar and the Euro. In addition, we incur foreign currency exchange gains or losses related to the timing of payments for transactions between the U.S. and our foreign subsidiaries, which are reported in interest and other income. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 2, 2015

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$126,266	$101,213
Short-term investments	112,452	125,126
Accounts receivable, net	25,630	23,730
Inventories	40,918	39,737
Prepaid expenses and other current assets	2,880	2,280
Total current assets	308,146	292,086
Property and equipment, net	62,942	64,837
Long-term investments	5,389	9,860
Goodwill	6,571	-
Acquisition-related intangible assets, net	6,812	-
Deferred tax assets, net	1,049	481
Other long-term assets	8,457	1,644
Total assets	$399,366	$368,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,138	$10,694
Accrued compensation and related benefits	9,020	10,419
Accrued liabilities	14,703	17,376
Total current liabilities	36,861	38,489
Deferred tax and other tax liabilities	5,876	5,542
Other long-term liabilities	10,204	1,478
Total liabilities	52,941	45,509
Commitments and contingencies (notes 11, 12 and 13)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 38,832 and 38,291 as of December 31, 2014 and December 31, 2013, respectively	240,500	234,201
Retained earnings	100,114	82,938
Accumulated other comprehensive income	5,811	6,260
Total stockholders’ equity	346,425	323,399
Total liabilities and stockholders’ equity	$399,366	$368,908

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$282,535	$238,091	$213,813
Cost of revenue	129,917	110,190	100,665
Gross profit	152,618	127,901	113,148
Operating expenses:
Research and development	58,590	49,733	48,796
Selling, general and administrative	66,755	54,624	50,018
Litigation benefit, net	(8,027)	(371)	(2,945)
Total operating expenses	117,318	103,986	95,869
Income from operations	35,300	23,915	17,279
Interest and other income, net	1,092	92	611
Income before income taxes	36,392	24,007	17,890
Income tax provision	897	1,109	2,134
Net income	$35,495	$22,898	$15,756

Net income per share:
Basic	$0.92	$0.61	$0.45
Diluted	$0.89	$0.59	$0.43
Weighted-average shares outstanding:
Basic	38,686	37,387	34,871
Diluted	39,793	38,620	36,247

Cash dividends declared per common share	$0.45	$-	$1.00

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$35,495	$22,898	$15,756
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2014, 2013 and 2012	179	130	140
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2014, 2013 and 2012	(19)	(33)	34
Foreign currency translation adjustments	(609)	1,988	408
Total other comprehensive income (loss), net of tax	(449)	2,085	582
Comprehensive income	$35,046	$24,983	$16,338

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2012	33,826	$159,336	$79,948	$3,593	$242,877
Net income	-	-	15,756	-	15,756
Other comprehensive income	-	-	-	582	582
Dividends declared	-	-	(35,664)	-	(35,664)
Exercise of stock options and related tax benefits	1,152	14,232	-	-	14,232
Shares issued under the employee stock purchase plan	152	1,852	-	-	1,852
Stock-based compensation expense	-	18,659	-	-	18,659
Release of restricted stock	543	-	-	-	-
Balance as of December 31, 2012	35,673	194,079	60,040	4,175	258,294
Net income	-	-	22,898	-	22,898
Other comprehensive income	-	-	-	2,085	2,085
Exercise of stock options and related tax benefits	2,446	37,877	-	-	37,877
Repurchase of common shares	(664)	(20,615)	-	-	(20,615)
Shares issued under the employee stock purchase plan	111	2,145	-	-	2,145
Stock-based compensation expense	-	20,715	-	-	20,715
Release of restricted stock	725	-	-	-	-
Balance as of December 31, 2013	38,291	234,201	82,938	6,260	323,399
Net income	-	-	35,495	-	35,495
Other comprehensive loss	-	-	-	(449)	(449)
Dividends and dividend equivalents declared	-	-	(18,319)	-	(18,319)
Exercise of stock options and related tax benefits	742	11,960	-	-	11,960
Repurchase of common shares	(1,051)	(41,198)	-	-	(41,198)
Shares issued under the employee stock purchase plan	78	2,078	-	-	2,078
Stock-based compensation expense	-	33,459	-	-	33,459
Release of restricted stock	772	-	-	-	-
Balance as of December 31, 2014	38,832	$240,500	$100,114	$5,811	$346,425

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$35,495	$22,898	$15,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of tangible and intangible assets	13,130	12,160	9,332
Loss on disposal of property and equipment	-	31	81
Amortization and realized gains/losses on investments	96	443	214
Deferred taxes, net	17	(81)	(8)
Excess tax benefit from equity awards	(10)	-	(869)
Stock-based compensation	33,454	20,701	18,652
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	(1,870)	(4,347)	(4,286)
Inventories	(1,142)	(7,606)	(12,004)
Prepaid expenses and other assets	(2,029)	121	(456)
Accounts payable	1,632	1,440	754
Accrued liabilities	(3,102)	12,149	(2,097)
Tax liabilities	(248)	86	1,476
Accrued compensation and related benefits	(1,290)	2,691	(1,633)
Net cash provided by operating activities	74,133	60,686	24,912
Cash flows from investing activities:
Property and equipment purchases	(9,511)	(15,764)	(21,059)
Proceeds from sale of property and equipment	-	88	13
Purchases of short-term investments	(136,872)	(125,756)	(143,094)
Proceeds from sale of short-term investments	149,291	85,700	135,183
Proceeds from sale of long-term investments	4,650	2,025	2,100
Premiums paid on deferred compensation plan	(5,335)	(617)	-
Change in restricted assets	-	-	20
Cash paid for an acquisition, net of cash acquired	(11,590)	-	-
Net cash used in investing activities	(9,367)	(54,324)	(26,837)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(400)	(557)	-
Proceeds from exercise of stock options	11,941	37,877	13,390
Proceeds from shares issued under the employee stock purchase plan	2,078	2,145	1,852
Repurchases of common shares	(41,198)	(20,615)	-
Dividends and dividend equivalents paid	(11,658)	-	(35,664)
Excess tax benefits from equity awards	10	-	869
Net cash provided by (used in) financing activities	(39,227)	18,850	(19,553)
Effect of change in exchange rates	(486)	897	211
Net increase (decrease) in cash and cash equivalents	25,053	26,109	(21,267)
Cash and cash equivalents, beginning of period	101,213	75,104	96,371
Cash and cash equivalents, end of period	$126,266	$101,213	$75,104

Supplemental disclosures for cash flow information:
Cash paid for taxes	$1,235	$1,116	$807
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$1,487	$1,941	$1,728
Liability accrued for dividends and dividend equivalents	$6,660	$-	$-
Fair value of contingent consideration related to an acquisition	$2,507	$-	$-

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (“MPS” or the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets integrated power semiconductor solutions and power delivery architectures. MPS's mission is to provide innovative power solutions in cloud computing, telecommunications, industrial and automotive, and consumer market segments.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of stock-based awards, valuation of goodwill and acquisition-related intangible assets, contingencies and tax valuation allowances. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist primarily of certificates of deposit and government agencies and treasuries and the long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations for those where credit has been extended. Accounts receivable allowances were not material in any periods presented.

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; availability of foundry capacity; ability to integrate acquired companies; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency

The functional currency of the Company’s international subsidiaries is primarily the local currency. The majority of the subsidiaries is located in China and Taiwan, which utilize the Renminbi and the New Taiwan Dollar as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets. In addition, the Company incurs foreign currency exchange gains or losses related to the timing of payments for transactions between the U.S. and its subsidiaries. Foreign currency transaction gains (losses) are reported in interest and other income, net, in the Consolidated Statements of Operations and totaled $0.1 million, $(0.6) million and $(0.1) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents.

Fair Value of Financial Instruments

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant other observable inputs

Level 3: Significant unobservable inputs

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term investments are classified as available-for-sale securities and are stated at their fair market value.

The Company determines whether an impairment is temporary or other-than temporary. Unrealized gains or losses that are deemed to be temporary are recorded as a component of accumulated other comprehensive income in stockholder’s equity in the Consolidated Balance Sheets, and changes in unrealized gains or losses are recorded in the Consolidated Statements of Comprehensive Income. The Company records an impairment charge in interest and other income, net, in the Consolidated Statements of Operations when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security.

At December 31, 2014, the fair value of the Company’s holdings in auction-rate securities was $5.4 million, all of which was classified as long-term available-for-sale investments. The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) or current market value. The Company writes down excess and obsolete inventory based on its age and forecasted demand, which includes estimates taking into consideration the Company’s outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are not reversed until the related inventories have been sold.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have a depreciation life of 30 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease period.  Computer, software and equipment have a depreciation life of three to seven years. Transportation equipment has a depreciate life of 5 to 15 years. Furniture and fixtures have a depreciation life of three to five years.

Goodwill and Acquisition-Related Intangible Assets

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

Acquisition-related intangible assets with finite lives consist of know-how and developed technologies. These assets are amortized on a straight-line basis over estimated useful lives ranging from three to five years and the amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations.

Other Long-Term Assets

Other assets primarily consist of intangible assets for the land use rights in Chengdu, China, purchased patents, long-term lease deposits and deferred compensation plan investments. We amortize the land use rights over 50 years and the purchased patents over five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and acquisition-related intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

The Company tests goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the goodwill may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, then the two-step goodwill impairment test is performed. The first step compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step measures the impairment loss by comparing the implied fair value of the goodwill with the carrying amount. As of December 31, 2014, no impairment of goodwill has been identified.

Deferred Compensation Plan

The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participants’ deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors.

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period and are included in other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the liabilities are recorded as an operating expense (credit) in the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments that offset a substantial portion of the exposure. The investments are recorded in other long-term assets in the Consolidated Balance Sheets at the cash surrender value of the corporate-owned life insurance policies and at the fair value of the mutual fund investments, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Consolidated Statements of Operations. As of December 31, 2014 and 2013, the plan assets totaled $6.1 million and $0.6 million, and the plan liabilities totaled $6.2 million and $0.6 million, respectively.

Warranty Reserves

The Company generally provides a one to two-year warranty against defects in materials and workmanship and will either repair the goods or provide replacement products at no charge to the customer for defective products. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Historically, the warranty expenses have not been material to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title passes) to customers, including distributors, original equipment manufacturers and electronic manufacturing service providers.

The Company’s revenue consists primarily of sales of assembled and tested finished goods. The Company also sells die in wafer form to its customers and value-added resellers, and the Company receives royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2014 and 2013, approximately 92% and 91% of the Company’s distributor sales, respectively, including sales to the Company’s value-added resellers, were made through distribution arrangements with third parties. These arrangements do not include any special payment terms (the Company’s normal payment terms are 30-45 days for its distributors), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2014 and 2013, approximately 8% and 9% of the Company’s distributor sales, respectively, were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

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

 If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributors have sold the products to end customers. Three of the Company’s U.S. distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors as of December 31, 2014 and 2013 was $2.0 million and $1.7 million, respectively. The deferred costs as of December 31, 2014 and 2013 were $0.2 million.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company uses the Black-Scholes model to estimate the fair value of its options and shares issued under employee stock purchase plan. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units is estimated using a Monte Carlo simulation model.

The Company recognizes compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. For the performance-based awards, the Company recognizes compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. For the market-based awards, compensation expense is not reversed if the market condition is not satisfied. The amount of stock-based compensation that the Company recognizes is based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, the Company may change the forfeiture rate, which could have a significant impact on its stock-based compensation expense.

Research and Development

Costs incurred in research and development are expensed as incurred.

Accounting for Income Taxes

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

Contingencies

The Company is a party to actions and proceedings incident to its business in the ordinary course of business, including litigation regarding the Company’s intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

Litigation Expense (Benefit)

The Company records litigation costs in the period in which they are incurred. Due to the uncertainties inherent in litigation proceedings, the Company generally recognizes the proceeds resulting from settlement of litigation or favorable judgments when the cash is received and there is no further contingency related to the litigation. The proceeds are recorded as a reduction against litigation expense to the extent that litigation costs were previously incurred in the related case. Proceeds in excess of cumulative costs incurred for the case is recorded in interest and other income, net, in the Consolidated Statements of Operations. Litigation expense (benefit), net, includes primarily patent litigation and other contract-related matters.

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income presented in the Consolidated Balance Sheets primarily consists of unrealized gains and losses related to available-for-sale investments and foreign currency translation adjustments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, entities will apply the following five-step model when evaluating revenue contracts with customers:

(1)	Identify the contract with a customer.
(2)	Identify the performance obligations in the contract.
(3)	Determine the transaction price.
(4)	Allocate the transaction price to the performance obligations in the contract.
(5)	Recognize revenue when the entity satisfies a performance obligation.

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

2. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensor technologies for angle measurements as well as three-dimensional magnetic field sensing. The acquisition is expected to create new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. Subsequent to the Acquisition Date, Sensima became a subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements.

Purchase Consideration

The fair value of the purchase consideration consists of the following (in thousands):

Cash paid at the Acquisition Date	$11,735
Contingent consideration	2,507
Total	$14,242

Cash paid at the Acquisition Date included $1.2 million that is being held in an escrow account for a one-year period, which is subject to Sensima’s satisfaction of certain representations and warranties.

The contingent consideration arrangement requires the Company to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. The fair value of the contingent consideration is recorded in other long-term liabilities in the Consolidated Balance Sheets and is remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Consolidated Statements of Operations. Actual amounts that will ultimately be paid may differ from the obligations recorded.

The Company incurred $0.6 million of transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The goodwill arising from the acquisition was primarily attributed to synergies which will enable the Company to develop advanced solutions in power management by combining with Sensima’s magnetic sensor technologies. The goodwill is not expected to be deductible for tax purposes.

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

Equity Awards

On the Acquisition Date, the Board of Directors granted $1.7 million of time-based RSUs (or 40,000 shares) to key Sensima employees who became employees of the Company. These awards vest over four years. In addition, the Board of Directors granted $2.0 million of PSUs (or 47,000 shares) to these employees, with the right to earn up to a maximum of $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the Acquisition Date to July 22, 2019. One half of the awards subject to each revenue goal will vest immediately when the pre-determined revenue goal is met and approved by the Compensation Committee, and the remaining 50% will vest over the following two years. The vesting is subject to the employees’ continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is being recognized over the requisite service period.

Pro Forma Information (Unaudited)

Supplemental information of the Company’s results of operations on a pro forma basis, as if the Sensima acquisition had been consummated on January 1, 2013, is presented as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2014	2013
Revenue	$282,584	$238,181
Net income	$33,777	$20,187
Diluted net income per share	$0.85	$0.52

These pro forma results are not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that would have been realized had the Company acquired Sensima during the periods presented. The pro forma results include adjustments primarily related to Sensima’s results of operations, amortization of intangible assets, stock-based compensation expense and the related tax effects.

3.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents, and short-term and long-term investments (in thousands):

	As of December 31,
	2014	2013
Cash, cash equivalents and investments:
Cash	$66,188	$62,625
Money market funds	60,078	35,588
Certificates of deposit	22,778	-
U.S. treasuries and government agency bonds	89,674	128,126
Auction-rate securities backed by student-loan notes	5,389	9,860
Total	$244,107	$236,199

	As of December 31,
	2014	2013
Reported as:
Cash and cash equivalents	$126,266	$101,213
Short-term investments	112,452	125,126
Long-term investments	5,389	9,860
Total	$244,107	$236,199

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	As of December 31,
	2014	2013
Due in less than 1 year	$91,335	$95,509
Due in 1 - 5 years	21,117	29,617
Due in greater than 5 years	5,389	9,860
Total	$117,841	$134,986

The following tables summarize unrealized gains and losses related to the Company's investments in marketable securities designated as available-for sale (in thousands):

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$60,078	$-	$-	$60,078	$-
Certificates of deposit	22,778	-	-	22,778	-
U.S. treasuries and government agency bonds	89,689	14	(29)	89,674	35,062
Auction-rate securities backed by student-loan notes	5,570	-	(181)	5,389	5,389
Total	$178,115	$14	$(210)	$177,919	$40,451

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position

Money market funds	$35,588	$-	$-	$35,588	$-
U.S. treasuries and government agency bonds	128,123	26	(23)	128,126	42,880
Auction-rate securities backed by student-loan notes	10,220	-	(360)	9,860	9,860
Total	$173,931	$26	$(383)	$173,574	$52,740

For the years ended December 31, 2014 and 2013, the Company redeemed $4.7 million and $2.0 million, respectively, of auction-rate securities at par. The underlying maturities of the outstanding auction-rate securities are up to 33 years. As of December 31, 2014 and 2013, the impairment was determined to be temporary based on the following management assessment:

(1)

The decline in the fair value of these securities is not largely attributable to adverse conditions specifically related to these securities or to specific conditions in an industry or in a geographic area;

(2)	Management possesses both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;
(3)	Management believes that it is more likely than not that the Company will not have to sell these securities before recovery of its cost basis;
(4)

Except for the credit loss of $70,000 recognized in the year ended December 31, 2009, the Company does not believe that there is any additional credit loss associated with these securities because the Company expects to recover the entire amortized cost basis;

(5)	There have been no further downgrades on these securities since 2009;
(6)	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
(7)	All redemptions of these securities to date, representing 87% of the original portfolio, have been at par.

4. FAIR VALUE MEASUREMENT

The following table details the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,078	$60,078	$-	$-
Certificates of deposit	22,778	-	22,778	-
U.S. treasuries and government agency bonds	89,674	-	89,674	-
Auction-rate securities backed by student-loan notes	5,389	-	-	5,389
Mutual funds under deferred compensation plan	2,236	2,236	-	-
Total	$180,155	$62,314	$112,452	$5,389

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

	Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$35,588	$35,588	$-	$-
U.S. treasuries and government agency bonds	128,126	-	128,126	-
Auction-rate securities backed by student-loan notes	9,860	-	-	9,860
Total	$173,574	$35,588	$128,126	$9,860

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2013	$11,755
Sales and settlement at par	(2,025)
Change in unrealized loss included in other comprehensive income	130
Ending balance at December 31, 2013	9,860
Sales and settlement at par	(4,650)
Change in unrealized loss included in other comprehensive income	179
Ending balance at December 31, 2014	$5,389

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	As of December 31,
	2014	2013
Time-to-liquidity (months)	24	24
Expected return	2.9%	2.5%
Discount rate	4.0% - 7.0%	3.3% - 8.1%

The Company’s level 3 liabilities consist of the contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to certain former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. There were no significant changes in the fair value of the contingent consideration from the Acquisition Date to December 31, 2014. The fair value is calculated using the following assumptions:

As of December 31,
2014
Project revenue in 2016 (in millions)	$2.1 - $3.8
Discount rate	9.0%
Probability of occurrence	20% - 50%

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$7,298	$12,453
Work in process	18,950	14,152
Finished goods	14,670	13,132
Total	$40,918	$39,737

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2014	2013
Production equipment and software	$88,929	$83,075
Buildings and improvements	29,386	29,342
Land	5,600	5,600
Transportation equipment	4,694	976
Furniture and fixtures	2,883	2,681
Leasehold improvements	2,350	2,150
Property and equipment, gross	133,842	123,824
Less: accumulated depreciation and amortization	(70,900)	(58,987)
Total	$62,942	$64,837

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $12.4 million, $12.1 million and $9.3 million, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred compensation plan assets	$6,084	$607
Prepaid expense	1,418	57
Other	955	980
Total	$8,457	$1,644

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred proceeds from litigation	$-	$9,489
Dividends and dividend equivalents	6,080	-
Deferred revenue and customer prepayments	3,908	2,523
Stock rotation reserve	1,757	1,459
Commissions	767	931
Sales rebate	586	900
Warranty	240	451
Other	1,365	1,623
Total	$14,703	$17,376

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred compensation plan liabilities	$6,177	$628
Contingent consideration	2,507	-
Dividend equivalents	580	-
Other	940	850
Total	$10,204	$1,478

6. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill from the Acquisition Date to December 31, 2014. The Company did not identify any goodwill impairment in 2014.

Acquisition-related intangible assets consist of the following (in thousands):

	As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(93)	$925
Developed technologies	4,421	(579)	3,842
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(672)	$6,812

Amortization expense was recorded in cost of revenue in the Consolidated Statements of Operations and totaled $0.7 million for the year ended December 31, 2014.

The estimated future amortization expense as of December 31, 2014 is as follows (in thousands):

2015	$1,467
2016	1,467
2017	1,467
2018 and thereafter	366
Total	$4,767

7.  STOCK-BASED COMPENSATION

2004 Equity Incentive Plan (the “2004 Plan”)

The Board of Directors adopted the 2004 Plan in March 2004, and the stockholders approved it in November 2004. The 2004 Plan provided for annual increases in the number of shares available for issuance equal to the least of 5% of the outstanding shares of common stock on the first day of the year, 2.4 million shares, or a number of shares determined by the Board of Directors. The 2004 Plan expired on November 12, 2014 and equity awards can no longer be granted under the 2004 Plan. As of November 12, 2014, 2.9 million shares that were available for issuance expired under the 2004 Plan.

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. The 2014 Plan became effective on November 13, 2014. The 2014 Plan provides for the issuance of up to 5.5 million shares and will expire on November 13, 2024. As of December 31, 2014, 5.5 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$903	$631	$510
Research and development	9,019	6,219	6,922
Selling, general and administrative	23,532	13,851	11,220
Tax benefit	-	-	(187)
Total	$33,454	$20,701	$18,465

Equity Award Modifications

In connection with a special cash dividend declared and paid in December 2012, the Board of Directors approved an equity award modification whereby the number of shares of each option outstanding as of December 28, 2012 was increased by a ratio of 1.0471 and the exercise price was reduced by the same ratio. Consequently, the Company granted an additional 171,000 shares. This modification was permissible pursuant to the Company’s 2004 Plan and resulted in an incremental compensation cost of $2.9 million, of which $2.8 million was recognized during the fourth quarter of 2012. The remaining $0.1 million is being recognized over the remaining vesting period of the awards. The Company used the Black-Scholes model to determine the fair value of the additional option awards with the following weighted-average assumptions: expected term of 1.9 years, expected volatility of 41.0%, risk-free interest rate of 0.3% and dividend yield of 0.0%.

In addition, in connection with the special cash dividend, the Board of Directors approved an equity award modification whereby for each unvested restricted stock unit (“RSU”) as of December 28, 2012, the holder would receive 1.0471 shares upon vesting of the original awards granted. Consequently, the Company granted an additional 74,000 shares. This modification was permissible pursuant to the Company’s 2004 Plan and resulted in an incremental compensation cost of $1.5 million, which is being recognized over the remaining vesting period of the awards. The fair value of the additional RSUs was based on the grant date share price.

RSUs

The Company’s RSUs include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs	Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Outstanding at January 1, 2012	1,082	$16.00	217	$20.73	-	$-	1,299	$16.87
Modification (1)	(76)	$15.69	76	$15.69	-	$-	-	$-
Granted (2)(3)	617	$18.69	963	$18.24	-	$-	1,580	$18.42
Performance adjustment (4)	-	$-	(624)	$18.19	-	$-	(624)	$18.19
Released	(447)	$17.30	(97)	$20.73	-	$-	(544)	$17.91
Forfeited	(77)	$16.61	(4)	$19.07	-	$-	(81)	$16.74
Outstanding at December 31, 2012	1,099	$16.96	531	$18.49	-	$-	1,630	$17.46
Granted (3)	299	$24.25	875	$24.43	1,800	$23.57	2,974	$23.89
Performance adjustment (4)	-	$-	(124)	$21.98	-	$-	(124)	$21.98
Released	(519)	$17.57	(206)	$18.90	-	$-	(725)	$17.95
Forfeited	(125)	$17.06	(48)	$19.06	-	$-	(173)	$17.61
Outstanding at December 31, 2013	754	$19.41	1,028	$23.02	1,800	$23.57	3,582	$22.53
Granted (3)(5)	335	$36.71	1,091	$34.23	-	$-	1,426	$34.82
Performance adjustment (4)	-	$-	(139)	$31.40	-	$-	(139)	$31.40
Released	(468)	$20.36	(304)	$18.12	-	$-	(772)	$19.48
Forfeited	(32)	$19.75	(17)	$19.79	-	$-	(49)	$19.77
Outstanding at December 31, 2014	589	$28.48	1,659	$28.11	1,800	$23.57	4,048	$26.14

 _________________

(1)	See “2011 and 2012 CEO Awards” below for further discussion.
(2)	Amount includes 74,000 shares granted as a result of the equity award modification. See “Equity Award Modifications” above for further discussion.
(3)	Amount reflects the maximum number of PSUs that can be earned assuming the achievement of the highest level of performance conditions.
(4)	Amount reflects the number of PSUs that have not been earned or may not be earned based on management’s probability assessment.
(5)

Amount does not include 674,000 shares of time-based RSUs and PSUs authorized by the Board of Directors in October 2014, as the grant date of these awards has not been established at the time of approval. See “2014 Time-Based RSUs and PSUs” below for further discussion.

The intrinsic value related to awards released for the years ended December 31, 2014, 2013 and 2012 was $28.9 million, $18.6 million and $10.5 million, respectively. As of December 31, 2014, the total intrinsic value of outstanding awards was $201.3 million, based on the closing stock price of $49.74. As of December 31, 2014, unamortized compensation expense related to outstanding awards was approximately $73.6 million with a weighted-average remaining recognition period of approximately six years.

2014 Time-Based RSUs and PSUs:

In February 2014, the Board of Directors granted 336,000 shares to executive officers. These grants included 84,000 shares of time-based RSUs which vest over two years on a quarterly basis, and 252,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of 2014 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares. Half of the 2014 Executive PSUs will vest in February 2016 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In April 2014, the Board of Directors granted 139,000 shares to non-executive employees. These grants included 78,000 shares of time-based RSUs which vest over four years on an annual or quarterly basis, and 61,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s achievement of 2015 revenue goals for certain regions or product line divisions, or the Company’s achievement of an average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of 2014 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classifications of the employees. Half of the 2014 Non-Executive PSUs will vest in the second quarter of 2016 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In connection with the acquisition of Sensima in July 2014, the Board of Directors granted time-based RSUs and PSUs to key Sensima employees who became employees of the Company. See Note 2 for further discussion.

In October 2014, the Board of Directors approved 212,000 shares of PSUs to executive officers with a two-year performance period that will begin in 2015.  In addition, the Board of Directors approved 358,000 shares of PSUs to non-executive employees with five consecutive two-year performance periods that will begin in 2015 and end in 2020.  The performance metrics for all of the PSUs will be defined by the Board of Directors at the inception of each performance period. The shares were reserved from the 2004 Plan prior to its expiration in November 2014. The shares will be subject to adjustments at the discretion of the Board of Directors at the inception of each performance period. The Company will determine the grant date fair value of these awards and begin recognizing the related expense when the performance metrics are approved by the Board of Directors and the awards are communicated to the employees at the inception of each performance period.

In October 2014, the Board of Directors approved 104,000 shares of time-based RSUs to non-executive employees with vesting period that will begin in 2015. The shares were reserved from the 2004 Plan prior to its expiration in November 2014.  The Company will determine the grant date fair value of these awards and begin recognizing the related expense when the awards are communicated to the employees in 2015.

2013 MSUs:

In December 2013, the Board of Directors granted 360,000 shares to the executive officers and certain key employees. The MSUs represent the right to receive a maximum of 1.8 million shares that can be earned upon achievement of five pre-determined MPS stock price hurdles from January 1, 2014 to December 31, 2018 (“2013 MSUs”). The 2013 MSUs that meet the pre-determined stock price hurdles from January 1, 2014 to December 31, 2018 will vest quarterly from January 1, 2019 to December 31, 2023, subject to the employees’ continued employment with the Company. In 2014, the Company achieved three price hurdles, and the Compensation Committee approved an additional 720,000 shares to the employees.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: grant date stock price of $31.73, expected volatility of 38.69%, risk-free interest rate of 1.6% and dividend yield of 0.0%. Stock-based compensation expense for the 2013 MSUs is not reversed if the pre-determined stock price hurdles are not satisfied.

2013 Time-Based RSUs and PSUs:

In February 2013, the Board of Directors granted 294,000 shares to the executive officers. These grants included 74,000 shares of time-based RSUs which vested over two years on a quarterly basis, and 220,000 shares of PSUs which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets in 2014 (“2013 Executive PSUs”). The maximum number of 2013 Executive PSUs that an executive officer could receive was 300% of the target shares. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Executive PSUs and an additional 402,000 shares were awarded to the executive officers. Half of the 2013 Executive PSUs vested in February 2015 and the remaining shares vest over the following two years on a quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In February 2013, the Board of Directors granted 215,000 shares to non-executive employees. These grants included 124,000 shares of time-based RSUs which vest over four years on a quarterly or annual basis, and 91,000 shares of PSUs which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). The maximum number of 2013 Non-Executive PSUs an employee could receive was either 200% or 300% of the target shares, depending on the job classifications of the employees. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Non-Executive PSUs and an additional 63,000 shares were awarded to the employees. Half of the 2013 Non-Executive PSUs vested in February 2015 and the remaining shares vest over the following two years on a quarterly or annual basis. The vesting is subject to the employees’ continued employment with the Company.

 2012 Time-Based RSUs and PSUs:

In February 2012, the Board of Directors granted 413,000 shares to the executive officers. These grants included 206,500 shares of time-based RSUs which vested over two years on a quarterly basis, and 206,500 shares of PSUs which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets in 2013 (“2012 Executive PSUs”). The maximum number of 2012 Executive PSUs that an executive officer could receive was 300% of the target shares. In February 2014, the Compensation Committee approved the revenue achievement for the 2012 Executive PSUs and an additional 139,000 shares were awarded to the executive officers. Half of the 2012 Executive PSUs vested in February 2014 and the remaining shares vest over the following two years on a quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In April 2012, the Board granted 345,000 shares to non-executive employees. These grants included 220,000 shares of time-based RSUs which vest over four years on a quarterly or annual basis, and 125,000 shares of PSUs which represented a target number of shares that would be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2013 (“2012 Non-Executive PSUs”). The maximum number of shares an employee could receive was either 200% or 300% of the target shares, depending on the job classifications of the employees. In April 2014, the Compensation Committee approved the revenue achievement for the 2012 Non-Executive PSUs and an additional 30,000 shares were awarded to the employees. Half of the 2012 Non-Executive PSUs vested in the second quarter of 2014 and the remaining shares vest over the following two years on a quarterly or annual basis. The vesting is subject to the employees’ continued employment with the Company.

2011 and 2012 CEO Awards:

In February 2011, the Board of Directors granted 153,000 shares of time-based RSUs to the CEO. In February 2012, the Board of Directors approved the modification of half of the time-based RSUs to PSUs (“2012 CEO PSUs”). The time-based RSUs that were not modified vested over two years on a quarterly basis from February 2011 to February 2013. The 2012 CEO PSUs would vest upon achievement of the pre-determined performance goals based on the Company’s 2012 revenue and the CEO’s continued employment. The maximum number of 2012 CEO PSUs that could be released was 100% of the target shares. In February 2013, the Compensation Committee determined that the pre-determined performance goals were met and the 2012 CEO PSUs were released in February 2013.

Stock Options

A summary of the stock options activities is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2012	4,863	$15.31	3.4	$8,817
Options granted (1)	178	$15.63
Options exercised	(1,152)	$11.62
Options forfeited and expired	(76)	$20.90
Outstanding at December 31, 2012	3,813	$15.62	2.6	$25,380
Options exercised	(2,446)	$15.49
Options forfeited and expired	(11)	$15.27
Outstanding at December 31, 2013	1,356	$15.86	1.9	$25,506
Options exercised	(742)	$16.09
Options forfeited and expired	(24)	$10.07
Outstanding at December 31, 2014	590	$15.80	1.2	$20,039
Options exercisable at December 31, 2014 and expected to vest	590	$15.80	1.2	$20,026
Options exercisable at December 31, 2014	568	$15.92	1.2	$19,221

_______________________

(1)	Includes 171,000 options granted as a result of the equity award modification. See “Equity Award Modifications” above for further discussion.

The following table summarizes certain information related to outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.76 - $14.96	118	2.0	$12.16	98	$12.07
$15.03 - $15.03	321	0.8	$15.03	321	$15.03
$15.13 - $23.50	151	1.6	$20.29	149	$20.36
	590	1.2	$15.80	568	$15.92

Total intrinsic value of options exercised was $17.3 million, $27.8 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net cash proceeds from the exercise of stock options were $11.9 million, $37.9 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unamortized compensation expense related to unvested options was approximately $0.1 million with a weighted-average remaining recognition period of less than one year.

The grant date fair value of stock options was determined using the Black-Scholes model with the following assumptions (excluding the options modification discussed above):

Year Ended
December 31, 2012
Expected term (years)	4.1
Expected volatility	53.4%
Risk-free interest rate	0.6%
Dividend yield	-

 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations.  The ESPP provides for an annual increase by an amount equal to the least of 1.0 million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. For the years ended December 31, 2014, 2013 and 2012, 78,000, 111,000 and 152,000 shares, respectively, were issued under the ESPP. As of December 31, 2014, approximately 4.7 million shares were available for future issuance.

The intrinsic value for stock purchased was $0.9 million, $0.8 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized expense as of December 31, 2014 was $0.1 million, which will be recognized by the first quarter of 2015. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	0.5	0.5	0.5
Expected volatility	29.4%	28.0%	45.8%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	0.7%	-	-

Cash proceeds from the ESPP were $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 8. STOCK REPURCHASE PROGRAM

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program (in thousands, except per share amounts):

	Shares Repurchased	Average Price Per Share	Total Amount
Cumulative balance at January 1, 2014	664	$31.06	$20,615
Repurchases	1,051	$39.19	41,198
Cumulative balance at December 31, 2014	1,715	$36.04	$61,813

As of December 31, 2014, $38.2 million remained available for future repurchases under the program.

9. DIVIDENDS AND DIVIDEND EQUIVALENTS

2014 Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends declared by the Board of Directors, which are payable on the 15th of the following month. The Board of Directors declared the following cash dividends in 2014 (in thousands, except per-share amounts):

	Dividend Declared	Total
	per Share	Amount
Second quarter	$0.15	$5,817
Third quarter	$0.15	$5,823
Fourth quarter	$0.15	$5,826

As of December 31, 2014, accrued dividends totaled $5.8 million.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders. The Company anticipates that the cash used for future dividends will come from its current domestic cash and cash generated from ongoing U.S. operations. If cash held by the Company’s international subsidiaries is needed for the payment of dividends, the Company may be required to accrue and pay U.S. taxes to repatriate the funds.

Cash Dividend Equivalents

Beginning in June 2014, outstanding RSU awards contain rights to receive cash dividend equivalents under the Company’s stock plans, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and payable to the employees when the awards vest. Dividend equivalents accrued on the outstanding RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of December 31, 2014, accrued dividend equivalents totaled $0.8 million.

2012 Special Cash Dividend

In December 2012, the Board of Directors declared a special cash dividend of $1.00 per common share, which was paid on December 28, 2012 to all stockholders of record as of the close of business on December 21, 2012, for a total of $35.7 million.

10.   NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock, and calculated using the treasury stock method.

Beginning in June 2014, the Company’s outstanding RSU awards contain forfeitable rights to receive cash dividend equivalents, which are accrued quarterly during the vesting periods of the RSUs and payable to the employees when the awards vest. Dividend equivalents accrued on outstanding RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$35,495	$22,898	$15,756

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	38,686	37,387	34,871
Effect of dilutive securities	1,107	1,233	1,376
Weighted-average outstanding shares used to compute diluted net income per share	39,793	38,620	36,247

Net income per share:
Basic	$0.92	$0.61	$0.45
Diluted	$0.89	$0.59	$0.43

For the year ended December 31, 2014, there were no anti-dilutive common stock equivalents. For the years ended December 31, 2013 and 2012, approximately 2,000 and 1.1 million weighted-average common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

 11.  INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$3,173	$(2,309)	$807
International	33,219	26,316	17,083
Total income before income taxes	$36,392	$24,007	$17,890

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries. Accordingly, no provision for Federal and state income or foreign withholding taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to U.S. income taxes and potential foreign withholding taxes. As of December 31, 2014 and 2013, the unremitted earnings of foreign subsidiaries were $172.7 million and $141.0 million, respectively. The Company has sufficient cash reserves in the U.S. and intends to use the undistributed foreign earnings to fund foreign operations and research and development needs, planned capital outlay and expansion.

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$18	$77	$840
State	(28)	67	3
Foreign	943	1,053	1,302
Deferred:
Foreign	(36)	(88)	(11)
Total income tax provision	$897	$1,109	$2,134

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State, net of federal benefit	-	0.3	-
Research and development credits	(0.3)	-	(3.6)
Stock-based compensation	(9.3)	(13.7)	0.1
Foreign income at lower rates	(27.7)	(33.8)	(28.4)
Changes in valuation allowance	6.2	16.8	7.0
Litigation reserves and other	(0.4)	1.0	2.8
Effective tax rate	2.5%	4.6%	11.9%

The components of net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Research tax credits	$10,393	$8,303
Other expenses not currently deductible	4,861	3,204
Stock-based compensation	4,068	2,599
Litigation settlement	-	2,490
Net operating losses	298	627
Depreciation and amortization	181	291
Total deferred tax assets	19,801	17,514
Valuation allowance	(19,051)	(16,739)
Net deferred tax assets	$750	$775

 As a result of the cost sharing arrangements with the Company’s international subsidiaries (cost share arrangements), relatively small changes in costs that are not subject to sharing under the cost share arrangements can significantly impact the overall profitability of the U.S. entity. Because of the U.S. entity’s inconsistent earnings history and uncertainty of future earnings, the Company has determined that it is more likely than not that the U.S. deferred tax benefits would not be realized. The Company will continue to evaluate if its facts and circumstances warrant a reversal of the valuation allowance against the U.S. deferred tax benefits in future periods.

As of December 31, 2014 and 2013, the Company had a valuation allowance of $19.1 million and $16.7 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As of December 31, 2014, the federal and state net operating loss carryforwards for income tax purposes were approximately $24.5 million and $33.2 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 and the state net operating loss carry forwards will expire beginning in 2018. $24.5 million of the federal net operating loss carry forwards and $28.0 million of the state operating loss carry forwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized. The Company has elected to follow the “with and without” approach to account for excess tax benefits from stock options exercises. In addition, the Company only considers the direct effects of stock option exercises when calculating the amount of windfalls or shortfalls.

As of December 31, 2014, the Company had research tax credit carryforwards of $16.7 million for federal income tax purposes, which will begin to expire in 2020, and $14.7 million for state income tax purposes, which can be carried forward indefinitely. $4.0 million of the federal research tax credit and $1.4 million of the state research tax credit carryovers are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional-paid-in-capital in the period that they become realized.

In December 2014, the President signed into law The Tax Increase Prevention Act of 2014 (the “2014 Act”).  Under prior law, a taxpayer was entitled to a research credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extends the research credit to December 31, 2014. As a result of the retroactive extension, the Company had an increase to its federal R&D credits of approximately $1.9 million for qualifying amounts incurred in 2014. However, due to the Company’s current valuation allowance position, the credit did not result in a tax benefit.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

 At December 31, 2014, the Company had $16.4 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2013, the Company had $14.9 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

 A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance as at January 1, 2012	$12,204
Gross increase for tax position of prior year	188
Gross increase for tax position of current year	689
Balance as of December 31, 2012	13,081
Gross increase for tax position of prior year	646
Gross increase for tax position of current year	1,528
Reduction for prior year tax position	(333)
Balance as of December 31, 2013	14,922
Gross increase for tax position of prior year	584
Gross increase for tax position of current year	1,760
Reduction for prior year tax position	(860)
Balance as of December 31, 2014	$16,406

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2014 and 2013, the Company has approximately $0.5 million and $0.8 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. It is reasonably possible that over the next twelve-month period, the Company may experience increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

In Switzerland where the Company designs and sells certain of its products, the Company’s earnings are currently subject to a tax holiday.  The tax holiday is currently being reviewed for an extension through 2018 by local Swiss tax authorities. The benefit resulting from the tax holiday had an insignificant impact on earnings per share for the year ended December 31, 2014.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are effective for tax years beginning on or after January 1, 2014. Given its full valuation allowance, the regulations did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 are under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax payment, if the IRS were to prevail on all matters in dispute, is $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in 2014, had additional discussions again in 2015, and both parties have been in continuous discussions for a resolution of the matter. However, there is no guarantee these discussions will be conclusive. Meanwhile, the Company agreed to grant the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

The IRS also audited the research and development credits carried forward into year 2005 and the credits generated in the years 2005 through 2007. The Company received a NOPA from the IRS in February 2011, proposing to reduce the research and development credits generated in years 2005 through 2007 and the carryforwards, which would then reduce the value of such credits carried forward to subsequent tax years.

The Company reviewed and responded to the above proposed adjustments. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for income taxes. As of December 31, 2014, based on the technical merits of its tax return filing positions and the interactions to date with the IRS, the Company believes that it is more-likely-than-not that the resolution of the audits will not have a material impact on its consolidated financial position, results of operations and cash flows.

12.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2014, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

2015	$1,094
2016	763
2017	297
2018 and thereafter	168
Total	$2,322

In September 2004, the Company entered into a lease arrangement for its manufacturing facility located in Chengdu, China. The Company has the option to acquire the facility for approximately $1.6 million which consists of total construction costs minus total rent paid by the Company during the lease term. This option became exercisable in March 2011. The Company may exercise its purchase option and enter into a purchase agreement for this facility in the future.

The Company also leases sales and research and development offices in the United States, Japan, China, Europe, Taiwan and Korea. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.2 million and $1.6 million, respectively.

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

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$451	$331	$561
Warranty provision for product sales	282	476	917
Settlements made	(42)	(117)	(675)
Unused warranty provision	(451)	(239)	(472)
Balance at end of period	$240	$451	$331

The Company provides indemnification agreements to certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. There were no indemnification liabilities incurred in 2014, 2013 and 2012. The Company also provides for indemnification of its directors and officers.

13.  LITIGATION

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

O2 Micro

In May 2012, the United States District Court for the Northern District of California (the “District Court”) issued an order finding O2 Micro International, Ltd. (“O2 Micro”) liable for approximately $9.1 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the patent litigation that the Company won in 2010.  This award was in addition to the approximately $0.3 million in taxable costs that the District Court had earlier ordered O2 Micro to pay to the Company in connection with the same lawsuit.  In October 2012, O2 Micro appealed the District Court’s judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In August 2013, the Federal Circuit affirmed O2 Micro’s liability for the full amount of the award.  In September 2013, O2 Micro filed a petition for rehearing of that ruling, but the Federal Circuit denied O2 Micro’s petition for rehearing in October 2013.

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

In March 2014, the Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the award as a credit to litigation benefit, net, in the Consolidated Statements of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $0.5 million in connection with the final resolution of the lawsuit.

 Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp. and Silergy Technology for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $300,000 in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. No further amount was due to the Company as of December 31, 2013. All amounts were recorded as credits to litigation benefit, net, in the Consolidated Statements of Operations in the periods the proceeds were received.

 Linear

In August 2012, the United States Court of Appeals for the Federal Circuit issued an order affirming the judgment issued by the United States District Court for the District of Delaware finding Linear Technology Corporation (“Linear”) liable for approximately $2.3 million in attorneys’ fees and non-taxable costs, plus interest, in connection with the litigation regarding a contract dispute that the Company won in 2011. During the fourth quarter of 2012, the Company received a payment from Linear of $2.3 million plus $0.2 million reimbursement of additional attorney fees in connection with the cost of defending the appeal, which was recorded as a credit to litigation benefit, net, in the Consolidated Statements of Operations.

14.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan in 2014, 2013 and 2012.

15.  SIGNIFICANT CUSTOMERS

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

	Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customers	2014	2013	2012	2014	2013
Distributor A	26%	32%	32%	31%	32%
Distributor B	*	10%	*	10%	17%

____________

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

16.  SEGMENT AND GEOGRAHPIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, mixed-signal analog semiconductors for the communications, storage and computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2014	2013	2012
China	$181,050	$141,400	$124,278
Taiwan	38,460	34,248	27,477
Europe	19,830	15,351	16,201
Korea	14,362	9,992	9,434
Southeast Asia	13,993	21,760	21,641
Japan	8,251	7,495	8,516
United States	6,392	7,525	5,711
Other	197	320	555
Total	$282,535	$238,091	$213,813

The following is a summary of revenue by product family (in thousands):

	Year Ended December 31,
Product Family	2014	2013	2012
DC to DC products	$253,083	$211,337	$188,736
Lighting control products	29,452	26,754	25,077
Total	$282,535	$238,091	$213,813

The following is a summary of long-lived assets by geographic regions (in thousands):

	As of December 31,
Country	2014	2013
China	$37,147	$41,557
United States	33,913	24,719
Bermuda	13,383	-
Other	339	205
Total	$84,782	$66,481

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$(490)	$37	$4,628	$4,175
Other comprehensive income (loss) before reclassifications	130	(29)	1,988	2,089
Amounts reclassified from accumulated other comprehensive income	-	(4)	-	(4)
Net current period other comprehensive income (loss)	130	(33)	1,988	2,085
Balance as of December 31, 2013	(360)	4	6,616	6,260
Other comprehensive income (loss) before reclassifications	179	(17)	(609)	(447)
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	(2)
Net current period other comprehensive income (loss)	179	(19)	(609)	(449)
Balance as of December 31, 2014	$(181)	$(15)	$6,007	$5,811

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Consolidated Statement of Operations.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenue	$60,061	$68,436	$78,335	$75,703
Cost of revenue	27,964	31,337	35,872	34,744
Gross profit	32,097	37,099	42,463	40,959
Operating expenses:
Research and development	15,603	13,368	14,679	14,941
Selling, general and administrative	16,109	16,853	17,006	16,787
Litigation expense (benefit), net	(8,700)	274	332	66
Total operating expenses	23,012	30,495	32,017	31,794
Income from operations	9,085	6,604	10,446	9,165
Interest and other income, net	190	295	202	407
Income before income taxes	9,275	6,899	10,648	9,572
Income tax provision (benefit)	257	502	(573)	712
Net income	$9,018	$6,397	$11,221	$8,860

Net income per share:
Basic	$0.23	$0.17	$0.29	$0.23
Diluted	$0.23	$0.16	$0.28	$0.22
Weighted-average shares outstanding:
Basic	38,470	38,684	38,785	38,807
Diluted	39,517	39,608	39,727	40,321

Cash dividends declared per common share	$-	$0.15	$0.15	$0.15

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenue	$51,470	$57,714	$65,347	$63,560
Cost of revenue	24,085	26,786	30,053	29,266
Gross profit	27,385	30,928	35,294	34,294
Operating expenses:
Research and development	12,123	12,478	12,643	12,487
Selling, general and administrative	13,258	13,793	13,891	13,683
Litigation expense (benefit), net	(301)	(257)	104	84
Total operating expenses	25,080	26,014	26,638	26,254
Income from operations	2,305	4,914	8,656	8,040
Interest and other income (expense), net	(10)	218	(59)	(57)
Income before income taxes	2,295	5,132	8,597	7,983
Income tax provision (benefit)	(204)	(357)	1,187	484
Net income	$2,499	$5,489	$7,410	$7,499

Net income per share:
Basic	$0.07	$0.15	$0.20	$0.20
Diluted	$0.07	$0.14	$0.19	$0.19
Weighted-average shares outstanding:
Basic	36,259	37,053	37,910	38,328
Diluted	37,708	38,239	39,009	39,524

Cash dividends declared per common share	$-	$-	$-	$-

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We completed the acquisition of Sensima Technology SA (“Sensima”) in July 2014 and are currently evaluating the internal control at Sensima. We intend to include the acquired entity in our assessment of the effectiveness of internal control over financial reporting in the annual management report following the first anniversary of the acquisition. Other than the Sensima acquisition, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 2, 2015

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Stockholders (the “2015 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive Officer Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2015 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2015 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.3+ (5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.4† (6)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.5+ (7)	Employment Agreement with Michael Hsing and Amendment thereof.

10.6+ (8)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.7+ (9)	Employment Agreement with Jim Moyer.

10.8+(10)	Employment Agreement with Deming Xiao and Amendment thereof.

10.9 (11)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.10†(12)	Investment and Cooperation Contract, dated August 19, 2004.

10.11+(13)	Form of Performance Unit Agreement.

10.12+(14)	Letter Agreement with Victor Lee.

10.13+(15)	Letter Agreement with Douglas McBurnie.

10.14+(16)	Letter Agreement with Karen A. Smith Bogart.

10.15+(17)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.16+(18)	Form of Restricted Stock Award Agreement.

10.17+(19)	Letter Agreement with Jeff Zhou.

10.18+(20)	Employment Agreement with Meera P. Rao and Saria Tseng and Amendments thereof.

10.19+(21)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.20+(22)	Letter Agreement with Eugen Elmiger.

10.21+(23)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.22+(24)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan and Form of Grant Agreement.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(5)

Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.

(6)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 2, 2004.
(7)

Incorporated by reference to Exhibit 10.7 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(8)

Incorporated by reference to Exhibit 10.8 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(9)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(10)

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

(12)

Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on September 10, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on November 1, 2006.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007.
(16)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007.
(17)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 15, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(20)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 4, 2011.
(21)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(22)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(23)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(24)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 2, 2015	By:	/s/ MICHAEL R. HSING
Michael R. Hsing
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Hsing and Meera P. Rao, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2015 by the following persons on behalf of the registrant and in the capacities indicated:

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