Form 10-Q
period 2015-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2015-05-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 39,529,690 shares of the registrant’s common stock issued and outstanding as of May 1, 2015.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$95,966	$126,266
Short-term investments	137,791	112,452
Accounts receivable, net	25,343	25,630
Inventories	53,396	40,918
Prepaid expenses and other current assets	2,727	2,880
Total current assets	315,223	308,146
Property and equipment, net	64,256	62,942
Long-term investments	5,394	5,389
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	6,445	6,812
Deferred tax assets, net	1,052	1,049
Other long-term assets	10,689	8,457
Total assets	$409,630	$399,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,900	$13,138
Accrued compensation and related benefits	7,366	9,020
Accrued liabilities	18,626	14,703
Total current liabilities	45,892	36,861
Deferred tax and other tax liabilities	6,016	5,876
Other long-term liabilities	12,270	10,204
Total liabilities	64,178	52,941
Commitments and contingencies (notes 8 and 12)
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 39,253 and 38,832 as of March 31, 2015 and December 31, 2014, respectively	241,737	240,500
Retained earnings	97,619	100,114
Accumulated other comprehensive income	6,096	5,811
Total stockholders’ equity	345,452	346,425
Total liabilities and stockholders’ equity	$409,630	$399,366

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$73,538	$60,061
Cost of revenue	33,855	27,964
Gross profit	39,683	32,097
Operating expenses:
Research and development	16,038	15,603
Selling, general and administrative	17,518	16,109
Litigation expense (benefit), net	270	(8,700)
Total operating expenses	33,826	23,012
Income from operations	5,857	9,085
Interest and other income, net	642	190
Income before income taxes	6,499	9,275
Income tax provision	536	257
Net income	$5,963	$9,018

Net income per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.23
Weighted-average shares outstanding:
Basic	39,105	38,470
Diluted	40,596	39,517

Cash dividends declared per common share	$0.20	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$5,963	$9,018
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2015 and 2014	5	(17)
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2015 and 2014	31	5
Foreign currency translation adjustments	249	(596)
Total other comprehensive income (loss), net of tax	285	(608)
Comprehensive income	$6,248	$8,410

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$5,963	$9,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,621	3,182
Premium amortization and (gains) losses on investments	(105)	71
Stock-based compensation	9,219	7,598
Changes in operating assets and liabilities:
Accounts receivable	286	1,673
Inventories	(12,467)	(81)
Prepaid expenses and other assets	362	(2,036)
Accounts payable	6,902	1,058
Accrued liabilities	3,339	(8,473)
Tax liabilities	187	38
Accrued compensation and related benefits	(1,626)	(63)
Net cash provided by operating activities	15,681	11,985
Cash flows from investing activities:
Property and equipment purchases	(4,703)	(4,516)
Purchases of short-term investments	(59,617)	(41,977)
Proceeds from sale of short-term investments	34,389	27,252
Premiums paid on deferred compensation plan	(2,176)	-
Net cash used in investing activities	(32,107)	(19,241)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,292	5,554
Proceeds from shares issued under the employee stock purchase plan	1,121	1,053
Repurchases of common shares	(10,405)	(11,358)
Dividends and dividend equivalents paid	(5,859)	-
Net cash used in financing activities	(13,851)	(4,751)
Effect of change in exchange rates	(23)	(321)
Net decrease in cash and cash equivalents	(30,300)	(12,328)
Cash and cash equivalents, beginning of period	126,266	101,213
Cash and cash equivalents, end of period	$95,966	$88,885
Supplemental disclosures for cash flow information:
Cash paid for taxes	$242	$217
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$1,522	$445
Liability accrued for dividends and dividend equivalents	$8,459	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future periods.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, entities will apply the following five-step model when evaluating revenue contracts with customers:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when the entity satisfies a performance obligation

The standard as currently issued will be effective for the Company starting in the first quarter of fiscal 2017. In April 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal is subject to the FASB’s due process requirement, which includes a period for public comments. Entities have the option of using either a full retrospective or a modified retrospective application in the adoption of this standard. The Company is evaluating the transition method and the impact of the adoption on its consolidated financial position, results of operations and cash flows.

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014. The 2014 Plan provides for the issuance of up to 5.5 million shares and will expire on November 13, 2024. As of March 31, 2015, 5.4 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$242	$205
Research and development	2,620	2,005
Selling, general and administrative	6,357	5,388
Total	$9,219	$7,598

Restricted Stock

The Company’s restricted stock units (“RSUs”) include time-based RSUs, performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”). Time-based RSUs generally vest over one to four years, subject to continued employment with the Company. PSUs vest over four years and MSUs vest over ten years, subject to the achievement of pre-determined performance goals and continued employment with the Company. A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Outstanding at January 1, 2015	589	$28.48	1,659	$28.11	1,800	$23.57	4,048	$26.14
Granted (1)	217	$48.92	659	$48.53	-	$-	876	$48.63
Performance adjustment (2)	-	$-	(192)	$45.97	-	$-	(192)	$45.97
Released	(117)	$22.84	(403)	$24.11	-	$-	(520)	$23.83
Forfeited	(9)	$29.52	(17)	$23.20	-	$-	(26)	$25.42
Outstanding at March 31, 2015	680	$35.98	1,706	$34.13	1,800	$23.57	4,186	$29.89

(1) Amount reflects the maximum number of PSUs that can be earned assuming the achievement of the highest level of performance conditions.
(2) Amount reflects the number of PSUs that have not been earned or may not be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended March 31, 2015 and 2014 was $25.6 million and $10.2 million, respectively. As of March 31, 2015, the total intrinsic value of outstanding awards, including RSUs, PSUs and MSUs, was $220.4 million, based on the closing stock price of $52.65. As of March 31, 2015, unamortized compensation expense related to outstanding awards, including RSUs, PSUs and MSUs, was approximately $95.6 million with a weighted-average remaining recognition period of approximately five years.

2015 PSUs:

In February 2015, the Board of Directors granted 172,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Executive PSUs”). The maximum number of 2015 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares. Half of the 2015 Executive PSUs will vest in February 2017 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In February 2015, the Board of Directors granted 58,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of 2015 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classifications of the employees. Half of the 2015 Non-Executive PSUs will vest in the first quarter of 2017 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

Stock Options

A summary of the stock options activities is presented in the table below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	590	$15.80	1.2	$20,039
Options exercised	(74)	$17.49
Outstanding at March 31, 2015	516	$15.56	1.0	$19,132
Options exercisable at March 31, 2015 and expected to vest	516	$15.56	1.0	$19,126
Options exercisable at March 31, 2015	503	$15.64	0.9	$18,617

Total intrinsic value of options exercised was $2.5 million and $6.9 million for the three months ended March 31, 2015 and 2014, respectively. The net cash proceeds from the exercise of stock options were $1.3 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, unamortized compensation expense related to unvested options was approximately $0.1 million with a weighted-average remaining recognition period of less than one year.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2015 and 2014, 30,000 and 43,000 shares, respectively, were issued under the ESPP. As of March 31, 2015, 4.7 million shares were available for future issuance.

The intrinsic value of stock purchased was $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the unamortized expense was $0.2 million, which will be recognized through the third quarter of 2015. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	0.5	0.5
Expected volatility	35.7%	33.9%
Risk-free interest rate	0.1%	0.1%
Dividend yield	1.2%	-

Cash proceeds from stock purchases were $1.1 million for both the three months ended March 31, 2015 and 2014.

3. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensor technologies for angle measurements as well as three-dimensional magnetic field sensing. The acquisition is expected to create new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. As a result of the acquisition, Sensima became a subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements subsequent to the acquisition.

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

The contingent consideration arrangement requires the Company to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. The fair value of the contingent consideration is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets and is remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Condensed Consolidated Statements of Operations. Actual amounts that will ultimately be paid may differ from the obligations recorded.

The Company incurred $0.6 million of transaction costs that were expensed as incurred.

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

Pro Forma Information (Unaudited)

Supplemental information of the Company’s results of operations on a pro forma basis, as if the Sensima acquisition had been consummated on January 1, 2014, is presented as follows (in thousands, except per-share amounts):

Three Months Ended
March 31, 2014
Revenue	$60,084
Net income	$8,316
Diluted net income per share	$0.21

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

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$8,853	$7,298
Work in process	23,729	18,950
Finished goods	20,814	14,670
Total	$53,396	$40,918

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Deferred compensation plan assets	$8,386	$6,084
Prepaid expense	1,348	1,418
Other	955	955
Total	$10,689	$8,457

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Dividends and dividend equivalents	$8,196	$6,080
Deferred revenue and customer prepayments	5,073	3,908
Stock rotation reserve	2,376	1,757
Commissions	833	767
Deferred compensation plan liabilities	704	-
Sales rebate	337	586
Warranty	296	240
Other	811	1,365
Total	$18,626	$14,703

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$240	$451
Warranty provision for product sales	74	60
Settlements made	-	(74)
Unused warranty provision	(18)	(103)
Balance at end of period	$296	$334

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Deferred compensation plan liabilities	$7,723	$6,177
Contingent consideration	2,507	2,507
Dividend equivalents	1,064	580
Other	976	940
Total	$12,270	$10,204

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three months ended March 31, 2015.

Acquisition-related intangible assets consist of the following (in thousands):

	As of March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(144)	$874
Developed technologies	4,421	(895)	3,526
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(1,039)	$6,445

	As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(93)	$925
Developed technologies	4,421	(579)	3,842
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(672)	$6,812

Amortization expense was recorded in cost of revenue in the Condensed Consolidated Statements of Operations and totaled $0.4 million for the three months ended March 31, 2015. No amortization expense was recorded for the three months ended March 31, 2014.

Management currently expects the IPR&D will be completed in the first half of 2016. Upon completion, the intangible assets will be subject to amortization over its useful life.

As of March 31, 2015, the estimated future amortization expense of intangible assets subject to amortization is as follows (in thousands):

2015 (remaining nine months)	$1,100
2016	1,467
2017	1,467
2018 and thereafter	366
Total	$4,400

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

The Company’s outstanding RSUs contain forfeitable rights to receive dividend equivalents, which are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$5,963	$9,018

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	39,105	38,470
Effect of dilutive securities	1,491	1,047
Weighted-average outstanding shares used to compute diluted net income per share	40,596	39,517

Net income per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.23

For the three months ended March 31, 2015, approximately 24,000 common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2014, there were no anti-dilutive common stock equivalents.

7. SEGMENT AND GEOGRAPHIC INFORMATION

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customers	2015	2014	2015	2014
Distributor A	25%	26%	26%	31%
Distributor B	*	10%	14%	10%

___________

* Represents less than 10%.

Both of the customers are third-party distributors. The Company’s agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by these distributors with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with either of these distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a few quarters following the termination of an agreement with a distributor.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2015	2014
China	$45,802	$36,859
Taiwan	11,029	9,064
Europe	5,115	4,591
Korea	4,245	2,736
Southeast Asia	3,739	2,013
Japan	1,885	2,141
United States	1,693	2,603
Other	30	54
Total	$73,538	$60,061

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2015	2014
DC to DC products	$66,297	$53,935
Lighting control products	7,241	6,126
Total	$73,538	$60,061

The following is a summary of long-lived assets by geographic regions (in thousands):

	March 31,	December 31,
Country	2015	2014
China	$38,593	$37,147
United States	35,989	33,913
Bermuda	13,016	13,383
Other	363	339
Total	$87,961	$84,782

8. LITIGATION

The Company and certain of its subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

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

In March 2014, the Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the award as a litigation benefit in the Condensed Consolidated Statements of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $0.5 million in connection with the final resolution of the lawsuit.

9. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	March 31,	December 31,
	2015	2014
Cash, cash equivalents and investments:
Cash	$49,001	$66,188
Money market funds	46,965	60,078
Certificates of deposit	23,050	22,778
U.S. treasuries and government agency bonds	114,741	89,674
Auction-rate securities backed by student-loan notes	5,394	5,389
Total	$239,151	$244,107

	March 31,	December 31,
Reported as:	2015	2014
Cash and cash equivalents	$95,966	$126,266
Short-term investments	137,791	112,452
Long-term investments	5,394	5,389
Total	$239,151	$244,107

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Due in less than 1 year	$98,507	$91,335
Due in 1 - 5 years	39,284	21,117
Due in greater than 5 years	5,394	5,389
Total	$143,185	$117,841

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$46,965	$-	$-	$46,965	$-
Certificates of deposit	23,050	-	-	23,050	-
U.S. treasuries and government agency bonds	114,725	36	(20)	114,741	34,032
Auction-rate securities backed by student-loan notes	5,570	-	(176)	5,394	5,394
Total	$190,310	$36	$(196)	$190,150	$39,426

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$60,078	$-	$-	$60,078	$-
Certificates of deposit	22,778	-	-	22,778	-
U.S. treasuries and government agency bonds	89,689	14	(29)	89,674	35,062
Auction-rate securities backed by student-loan notes	5,570	-	(181)	5,389	5,389
Total	$178,115	$14	$(210)	$177,919	$40,451

10. FAIR VALUE MEASUREMENT

The following table details the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at March 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$46,965	$46,965	$-	$-
Certificates of deposit	23,050	-	23,050	-
U.S. treasuries and government agency bonds	114,741	-	114,741	-
Auction-rate securities backed by student-loan notes	5,394	-	-	5,394
Mutual funds under deferred compensation plan	4,490	4,490	-	-
Total	$194,640	$51,455	$137,791	$5,394

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

	Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,078	$60,078	$-	$-
Certificates of deposit	22,778	-	22,778	-
U.S. treasuries and government agency bonds	89,674	-	89,674	-
Auction-rate securities backed by student-loan notes	5,389	-	-	5,389
Mutual funds under deferred compensation plan	2,236	2,236	-	-
Total	$180,155	$62,314	$112,452	$5,389

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2015	$5,389
Change in unrealized loss included in other comprehensive income	5
Ending balance at March 31, 2015	$5,394

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31,	December 31,
	2015	2014
Time-to-liquidity (months)	24	24
Expected return	2.5%	2.9%
Discount rate	3.6% - 6.6%	4.0% - 7.0%

The Company’s level 3 liabilities consist of the contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to Sensima’s former shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. There were no changes in the fair value of the contingent consideration for the three months ended March 31, 2015.

11. DEFERRED COMPENSATION PLAN

The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participants’ deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. As of March 31, 2015 and December 31, 2014, the plan assets totaled $8.4 million and $6.1 million, and the plan liabilities totaled $8.4 million and $6.2 million, respectively.

12. INCOME TAXES

The income tax provision for the three months ended March 31, 2015 was $0.5 million, or 8.2% of the income before income taxes. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized as a result of stock option exercises, the release of RSUs and changes in the valuation allowance.

The income tax provision for the three months ended March 31, 2014 was $0.3 million, or 2.8% of the income before income taxes. This differs from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized as a result of stock option exercises, the release of RSUs and changes in the valuation allowance.

Unrecognized Tax Benefits

As of March 31, 2015, the Company had $16.7 million of unrecognized tax benefits, $5.0 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2014, the Company had $16.4 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of March 31, 2015 and December 31, 2014, the Company has approximately $0.5 million of accrued interest related to uncertain tax positions, which were recorded in long-term tax liabilities in the Condensed Consolidated Balance Sheets.

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

Subsequent to March 31, 2015, the Company reached a final resolution with the IRS in connection with the income tax audits. See Note 16 for further discussion of the subsequent event.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$(181)	$(15)	$6,007	$5,811
Other comprehensive income before reclassifications	5	32	249	286
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income	5	31	249	285
Balance as of March 31, 2015	$(176)	$16	$6,256	$6,096

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Condensed Consolidated Statement of Operations.

14. STOCK REPURCHASE PROGRAM

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program (in thousands, except per share amounts):

	Shares Repurchased	Average Price Per Share	Total Amount
Cumulative balance at January 1, 2015	1,715	$36.04	$61,813
Repurchases	203	$51.33	10,405
Cumulative balance at March 31, 2015	1,918	$37.66	$72,218

As of March 31, 2015, $27.8 million remained available for future repurchases under the program.

15. DIVIDENDS AND DIVIDEND EQUIVALENTS

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are generally payable on the 15th of the following month. For the first quarter of 2015, the Board of Directors declared a dividend of $0.20 per share for a total of $7.9 million, which was accrued as of March 31, 2015 and will be paid to the stockholders on April 15, 2015.

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

Under the Company’s stock plans, outstanding RSU awards contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the outstanding RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of March 31, 2015 and December 31, 2014, accrued dividend equivalents totaled $1.4 million and $0.8 million, respectively.

16. SUBSEQUENT EVENTS

Stock Repurchase Program

In April 2015, the Board of Directors approved an extension of the stock repurchase program to December 31, 2015. No other terms were amended under the program.

Income Tax Audits

In April 2015, the Company reached a final resolution with the IRS in connection with the income tax audits for the years 2005 through 2007. Under the agreement, the Company made a one-time buy-in payment of $1.2 million for taxes related primarily to the revaluation of a license for certain intellectual property rights of the Company to one of its international subsidiaries.  This buy-in payment is final and no additional payment will be required with respect to the intellectual property license for the years under examination or for a previous or subsequent tax year. In addition, the Company expects to make a $1.1 million related interest payment in the next few months as well as a $0.2 million tax payment for the years 2008 to 2013.  There were no penalties assessed on the Company as a result of the audits.

For the second quarter of 2015, the Company's income tax provision will include a one-time net charge of approximately $2.3 million, reflecting the taxes and interest to be paid partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.3 million charge, approximately $1.6 million relates to taxes and $0.7 million to interest.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

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

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, Part II. Other Information, “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 91% and 88% for the three months ended March 31, 2015 and 2014, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three months ended March 31, 2015, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2015		2014
	(in thousands, except percentages)
Revenue	$73,538	100.0%	$60,061	100.0%
Cost of revenue	33,855	46.0	27,964	46.6
Gross profit	39,683	54.0	32,097	53.4
Operating expenses:
Research and development	16,038	21.8	15,603	26.0
Selling, general and administrative	17,518	23.8	16,109	26.8
Litigation expense (benefit), net	270	0.4	(8,700)	(14.5)
Total operating expenses	33,826	46.0	23,012	38.3
Income from operations	5,857	8.0	9,085	15.1
Interest and other income, net	642	0.8	190	0.3
Income before income taxes	6,499	8.8	9,275	15.4
Income tax provision	536	0.7	257	0.4
Net income	$5,963	8.1%	$9,018	15.0%

Revenue

The following table shows our revenue by product family:

	Three Months Ended March 31,
Product Family	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$66,297	90.2%	$53,935	89.8%	22.9%
Lighting control products	7,241	9.8%	6,126	10.2%	18.2%
Total	$73,538	100.0%	$60,061	100.0%	22.4%

Revenue for the three months ended March 31, 2015 was $73.5 million, an increase of $13.4 million, or 22.4%, from $60.1 million for the three months ended March 31, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 29% due to higher market demand with current customers and additional design wins with new customers, which were offset in part by a 5% decrease in average sales prices. Revenue from our DC to DC products was $66.3 million for the three months ended March 31, 2015, an increase of $12.4 million, or 22.9%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $7.2 million for the three months ended March 31, 2015, an increase of $1.1 million, or 18.2%, compared with the same period in 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related expenses and other overhead costs and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition beginning in the third quarter of 2014.

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentages)
Cost of revenue	$33,855	$27,964	21.1%
Cost of revenue as a percentage of revenue	46.0%	46.6%
Gross profit	$39,683	$32,097	23.6%
Gross margin	54.0%	53.4%

Cost of revenue was $33.9 million, or 46.0% of revenue, for the three months ended March 31, 2015, and $28.0 million, or 46.6% of revenue, for the three months ended March 31, 2014. The $5.9 million increase in cost of revenue was primarily due to a 29% increase in unit shipments, which was partially offset by a 3% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by the amortization of intangible assets of $0.4 million from the Sensima acquisition in July 2014.

Gross profit as a percentage of revenue, or gross margin, was 54.0% for the three months ended March 31, 2015, compared to 53.4% for the three months ended March 31, 2014. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead, compared to the same period in 2014. This increase was partially offset by higher sales of lower margin products and the amortization of intangible assets from the Sensima acquisition in July 2014.

Research and Development

Research and development expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months ended March 31,
	2015	2014	Change
	(in thousands, except percentages)
Research and development ("R&D")	$16,038	$15,603	2.8%
R&D as a percentage of revenue	21.8%	26.0%

R&D expenses were $16.0 million, or 21.8% of revenue, for the three months ended March 31, 2015 and $15.6 million, or 26.0% of revenue, for the three months ended March 31, 2014. The $0.4 million increase in R&D expenses was primarily due to an increase of $0.7 million in new product development expenses, an increase of $0.6 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.2 million in manufacturing and laboratory supplies, and an increase of $0.1 million in depreciation. These increases were partially offset by a decrease of $1.3 million in cash compensation expenses, which include salary, benefits and bonuses. Our R&D headcount was 482 employees as of March 31, 2015, compared with 452 employees as of March 31, 2014.

Selling, General and Administrative

Selling, general and administrative expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months ended March 31,
	2015	2014	Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$17,518	$16,109	8.7%
SG&A as a percentage of revenue	23.8%	26.8%

SG&A expenses were $17.5 million, or 23.8% of revenue, for the three months ended March 31, 2015 and $16.1 million, or 26.8% of revenue, for the three months ended March 31, 2014. The $1.4 million increase in SG&A expenses was primarily due to an increase of $1.0 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.2 million in commission expenses due to higher revenue, an increase of $0.1 million related to the changes in the values of the employee deferred compensation plan liabilities, and an increase of $0.1 million in depreciation. These increases were partially offset by a decrease of $0.4 million in cash compensation expenses, which include salary, benefits and bonuses. Our SG&A headcount was 276 employees as of March 31, 2015, compared with 251 employees as of March 31, 2014.

Litigation Expense (Benefit), Net

For the three months ended March 31, 2015, litigation expense was $0.3 million, compared with a net litigation benefit of $(8.7) million for the three months ended March 31, 2014. Net litigation benefit for the three months ended March 31, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of this litigation.

Interest and Other Income, Net

For the three months ended March 31, 2015, interest and other income, net, was $0.6 million, compared with $0.2 million for the three months ended March 31, 2014.  The increase in interest and other income, net, was primarily due to higher foreign currency exchange gains and an increase in interest income.

 Income Tax Provision

The income tax provision for the three months ended March 31, 2015 was $0.5 million, or 8.2% of the income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized as a result of stock option exercises, the release of RSUs and changes in the valuation allowance.

The income tax provision for the three months ended March 31, 2014 was $0.3 million, or 2.8% of the income before income taxes. This differs from the federal statutory rate primarily because our foreign income was taxed at lower rates and because of the benefit that we realized as a result of stock option exercises, the release of RSUs and changes in the valuation allowance.

Liquidity and Capital Resources

	March 31,	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$95,966	$126,266
Short-term investments	137,791	112,452
Total cash, cash equivalents and short-term investments	$233,757	$238,718
Percentage of total assets	57.1%	59.8%

Total current assets	$315,223	$308,146
Total current liabilities	(45,892)	(36,861)
Working capital	$269,331	$271,285

As of March 31, 2015, we had cash and cash equivalents of $96.0 million and short-term investments of $137.8 million, compared with cash and cash equivalents of $126.3 million and short-term investments of $112.5 million as of December 31, 2014. As of March 31, 2015, $51.5 million of cash and cash equivalents and $46.2 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2015, we had working capital of $269.3 million, compared with working capital of $271.3 million as of December 31, 2014. The $2.0 million decrease in working capital was due to a $9.1 million increase in current liabilities, partially offset by a $7.1 million increase in current assets. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities, partially offset by a decrease in accrued compensation and related benefits. The increase in current assets was primarily due to an increase in short-term investments and inventories, partially offset by a decrease in cash and cash equivalents.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$15,681	$11,985
Net cash used in investing activities	(32,107)	(19,241)
Net cash used in financing activities	(13,851)	(4,751)
Effect of exchange rate changes on cash and cash equivalents	(23)	(321)
Net decrease in cash and cash equivalents	$(30,300)	$(12,328)

For the three months ended March 31, 2015, net cash provided by operating activities was $15.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $3.0 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet anticipated future demand. For the three months ended March 31, 2014, net cash provided by operating activities was $12.0 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a decrease in accrued liabilities. The decrease in accrued liabilities was primarily driven by the release of the liability of $9.5 million related to the O2 Micro litigation.

For the three months ended March 31, 2015, net cash used in investing activities was $32.1 million, primarily due to net purchases of investments of $27.4 million and purchases of property and equipment of $4.7 million. For the three months ended March 31, 2014, net cash used in investing activities was $19.2 million, primarily reflecting net purchases of short-term investments of $14.7 million and purchases of property and equipment of $4.5 million.

For the three months ended March 31, 2015, net cash used in financing activities was $13.9 million, primarily reflecting $10.4 million used in repurchases of our common stock pursuant to our stock repurchase program and $5.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.4 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the three months ended March 31, 2014, net cash used in financing activities was $4.8 million, primarily reflecting $11.4 million used in the repurchases of our common stock pursuant to our stock repurchase program, partially offset by $6.6 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. All shares are retired upon repurchase. For the three months ended March 31, 2015, we repurchased a total of 0.2 million shares for $10.4 million, at an average price of $51.33 per share. For the three months ended March 31, 2014, we repurchased a total of 0.3 million shares for $11.4 million, at an average price of $35.08 per share. As of March 31, 2015, $27.8 million remained available for future repurchases under the program.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the three months ended March 31, 2015, we paid dividends and dividend equivalents totaling $5.9 million.

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

Contractual Obligations

We lease our research and development and sales offices in the United States, Europe, Japan, China, Taiwan and Korea. Certain of our facility leases provide for periodic rent increases. Currently, we are leasing a manufacturing facility in Chengdu, China. We have an option to acquire this manufacturing facility for approximately $1.6 million, which consists of total construction cost incurred minus total rent paid by us during the lease term.  This option became exercisable in March 2011. We may exercise the purchase option and enter into a purchase agreement for this facility in the future.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of March 31, 2015, the outstanding balance was $39.6 million, compared with $44.2 million as of December 31, 2014.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to actions and proceedings in the ordinary course of business, including litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims.

As of March 31, 2015, there were no material pending legal proceedings to which we were a party.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2015, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 25% of our total revenue for the three months ended March 31, 2015. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 25% of our total revenue for the three months ended March 31, 2015. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For example, our U.S. federal income tax returns for the years 2005 through 2007 were examined by the IRS. We reached a resolution on this audit in April 2015 and will take a one-time net charge of $2.3 million to our income tax provision in the second quarter of 2015. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At March 31, 2015, $5.6 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 33 years.

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

We incur foreign currency exchange gains or losses related to the timing of payments between the U.S. and our foreign subsidiaries, which are reported in interest and other income. Fluctuations in the value of the U.S. Dollar relative to the foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

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

If we fail to retain key employees in our sales, applications, finance and legal staff or to make continued improvements to our internal systems, particularly in the accounting and finance area, our business may suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended March 31, 2015 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - January 31	42	$47.40	42
February 1 - February 28	58	$50.70	58
March 1 - March 31	103	$53.29	103
Total	203	$51.33	203	$27,782

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

Dated: May 6, 2015
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