Form 10-Q
period 2015-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2015-08-03
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 39,601,382 shares of the registrant’s common stock issued and outstanding as of July 27, 2015.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$80,868	$126,266
Short-term investments	150,166	112,452
Accounts receivable, net	26,765	25,630
Inventories	64,964	40,918
Prepaid expenses and other current assets	2,554	2,880
Total current assets	325,317	308,146
Property and equipment, net	62,163	62,942
Long-term investments	5,375	5,389
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	6,078	6,812
Deferred tax assets, net	1,053	1,049
Other long-term assets	11,066	8,457
Total assets	$417,623	$399,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,596	$13,138
Accrued compensation and related benefits	11,236	9,020
Accrued liabilities	18,402	14,703
Total current liabilities	46,234	36,861
Deferred tax and other tax liabilities	3,018	5,876
Other long-term liabilities	13,609	10,204
Total liabilities	62,861	52,941
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 39,617 and 38,832 as of June 30, 2015 and December 31, 2014, respectively	251,553	240,500
Retained earnings	97,023	100,114
Accumulated other comprehensive income	6,186	5,811
Total stockholders’ equity	354,762	346,425
Total liabilities and stockholders’ equity	$417,623	$399,366

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$81,416	$68,436	$154,954	$128,497
Cost of revenue	37,287	31,337	71,142	59,301
Gross profit	44,129	37,099	83,812	69,196
Operating expenses:
Research and development	15,743	13,368	31,781	28,971
Selling, general and administrative	17,964	16,853	35,482	32,962
Litigation expense (benefit), net	311	274	581	(8,426)
Total operating expenses	34,018	30,495	67,844	53,507
Income from operations	10,111	6,604	15,968	15,689
Interest and other income, net	235	295	877	485
Income before income taxes	10,346	6,899	16,845	16,174
Income tax provision	2,447	502	2,983	759
Net income	$7,899	$6,397	$13,862	$15,415

Net income per share:
Basic	$0.20	$0.17	$0.35	$0.40
Diluted	$0.19	$0.16	$0.34	$0.39
Weighted-average shares outstanding:
Basic	39,570	38,684	39,337	38,577
Diluted	40,745	39,608	40,670	39,563

Cash dividends declared per common share	$0.20	$0.15	$0.40	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,899	$6,397	$13,862	$15,415
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2015 and 2014	(19)	5	(14)	(12)
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2015 and 2014	4	7	35	12
Foreign currency translation adjustments	105	176	354	(420)
Total other comprehensive income (loss), net of tax	90	188	375	(420)
Comprehensive income	$7,989	$6,585	$14,237	$14,995

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,862	$15,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,092	6,300
Premium amortization and (gains) losses on investments	256	134
Stock-based compensation	18,716	16,013
Excess tax benefit from equity awards	(2,648)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,134)	2,310
Inventories	(24,029)	(1,457)
Prepaid expenses and other assets	405	(1,447)
Accounts payable	4,687	2,968
Accrued liabilities	2,807	(4,955)
Income tax liabilities	1,122	134
Accrued compensation and related benefits	2,213	2,173
Net cash provided by operating activities	23,349	37,588
Cash flows from investing activities:
Property and equipment purchases	(6,655)	(5,958)
Purchases of short-term investments	(129,663)	(86,558)
Proceeds from sale of short-term investments	91,962	78,502
Premiums paid on deferred compensation plan, net	(2,775)	(2,396)
Net cash used in investing activities	(47,131)	(16,410)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(150)	(250)
Proceeds from exercise of stock options	6,680	8,623
Proceeds from shares issued under the employee stock purchase plan	1,121	1,053
Repurchases of common shares	(18,129)	(23,796)
Dividends and dividend equivalents paid	(13,842)	-
Excess tax benefit from equity awards	2,648	-
Net cash used in financing activities	(21,672)	(14,370)
Effect of change in exchange rates	56	(158)
Net increase (decrease) in cash and cash equivalents	(45,398)	6,650
Cash and cash equivalents, beginning of period	126,266	101,213
Cash and cash equivalents, end of period	$80,868	$107,863

Supplemental disclosures for cash flow information:
Cash paid for taxes	$1,755	$633
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$681	$611
Liability accrued for dividends and dividend equivalents	$9,121	$6,083

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncement

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

The standard will be effective for annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective application in the adoption of this standard. The Company is evaluating the transition method and the impact of the adoption on its consolidated financial position, results of operations and cash flows.

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014. The 2014 Plan provides for the issuance of up to 5.5 million shares and will expire on November 13, 2024. As of June 30, 2015, 5.4 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$284	$219	$526	$424
Research and development	2,503	2,245	5,123	4,250
Selling, general and administrative	6,710	5,951	13,067	11,339
Total	$9,497	$8,415	$18,716	$16,013

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Outstanding at January 1, 2015	589	$28.48	1,659	$28.11	1,800	$23.57	4,048	$26.14
Granted (1)	252	$49.63	659	$48.53	-	$-	911	$48.83
Performance adjustment (2)	-	$-	(130)	$43.45	-	$-	(130)	$43.45
Released	(199)	$24.52	(481)	$23.77	-	$-	(680)	$23.99
Forfeited	(38)	$34.91	(25)	$28.27	-	$-	(63)	$32.32
Outstanding at June 30, 2015	604	$38.24	1,682	$36.17	1,800	$23.57	4,086	$30.92

(1)	Amount for PSUs reflects the maximum number of shares that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount for PSUs reflects the number of shares that have not been earned or may not be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended June 30, 2015 and 2014 was $8.4 million and $8.3 million, respectively. The intrinsic value related to awards released for the six months ended June 30, 2015 and 2014 was $33.9 million and $18.5 million, respectively. As of June 30, 2015, the total intrinsic value of outstanding awards, including RSUs, PSUs and MSUs, was $207.2 million, based on the closing stock price of $50.71. As of June 30, 2015, unamortized compensation expense related to outstanding awards, including RSUs, PSUs and MSUs, was approximately $89.6 million with a weighted-average remaining recognition period of approximately five years.

2015 PSUs:

In February 2015, the Board of Directors granted to executive officers 172,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Executive PSUs”). The maximum number of 2015 Executive PSUs that an executive officer can ultimately earn is 300% of the target shares. 50% of the 2015 Executive PSUs will vest in February 2017 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

In February 2015, the Board of Directors granted to non-executive employees 58,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of 2015 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classifications of the employees. 50% of the 2015 Non-Executive PSUs will vest in the first quarter of 2017 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

Stock Options

A summary of stock option activity is presented in the table below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	590	$15.80	1.2	$20,039
Exercised	(425)	$15.71
Forfeited and expired	(1)	$15.96
Outstanding at June 30, 2015	165	$16.05	1.5	$5,683
Options exercisable at June 30, 2015 and expected to vest	164	$16.05	1.5	$5,681
Options exercisable at June 30, 2015	159	$16.18	1.5	$5,481

Total intrinsic value of options exercised was $12.9 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively. Total intrinsic value of options exercised was $15.4 million and $11.8 million for the six months ended June 30, 2015 and 2014, respectively. The net cash proceeds from the exercise of stock options were $6.7 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, unamortized compensation expense related to unvested options was not material.

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, 30,000 and 43,000 shares, respectively, were issued under the ESPP. As of June 30, 2015, 4.7 million shares were available for future issuance.

The intrinsic value of shares issued was $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2015. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2015	2014
Expected term (years)	0.5	0.5
Expected volatility	35.7%	33.9%
Risk-free interest rate	0.1%	0.1%
Dividend yield	1.2%	-

Cash proceeds from the shares issued under the ESPP were $1.1 million for both the six months ended June 30, 2015 and 2014.

3. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensor technologies for angle measurements as well as three-dimensional magnetic field sensing. The acquisition creates new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. As a result of the acquisition, Sensima became a subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements subsequent to the acquisition.

Purchase Consideration

The fair value of the purchase consideration consists of the following (in thousands):

Cash paid at the Acquisition Date	$11,735
Contingent consideration	2,507
Total	$14,242

Cash paid at the Acquisition Date included $1.2 million that was held in an escrow account for a one-year period, which was subject to Sensima’s satisfaction of certain representations and warranties. The full amount was released from the escrow account on July 22, 2015.

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

The Company incurred $0.6 million of transaction costs that were expensed as incurred to selling, general and administrative expenses.

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

Equity Awards

On the Acquisition Date, the Board of Directors granted $1.7 million of time-based RSUs (or 40,000 shares) to key Sensima employees who became employees of the Company. These awards vest over four years. In addition, the Board of Directors granted $2.0 million of PSUs (or 47,000 shares) to these employees, with the right to earn up to a maximum of $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the Acquisition Date to July 22, 2019. 50% of the awards subject to each revenue goal will vest immediately when the pre-determined revenue goal is met and approved by the Compensation Committee, and the remaining shares will vest over the following two years. The vesting is subject to the employees’ continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is being recognized over the requisite service period.

Pro Forma Information (Unaudited)

Supplemental information of the Company’s results of operations on a pro forma basis, as if the Sensima acquisition had been consummated on January 1, 2014, is presented as follows (in thousands, except per-share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$68,461	$128,545
Net income	$5,605	$13,914
Diluted net income per share	$0.14	$0.35

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

 4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$12,562	$7,298
Work in process	24,242	18,950
Finished goods	28,160	14,670
Total	$64,964	$40,918

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Deferred compensation plan assets	$8,770	$6,084
Prepaid expense	1,277	1,418
Other	1,019	955
Total	$11,066	$8,457

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Dividends and dividend equivalents	$8,389	$6,080
Deferred revenue and customer prepayments	3,849	3,908
Stock rotation reserve	1,691	1,757
Other	4,473	2,958
Total	$18,402	$14,703

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$296	$334	$240	$451
Warranty provision for product sales	81	68	155	128
Settlements made	(154)	-	(154)	(74)
Unused warranty provision	(18)	(112)	(36)	(215)
Balance at end of period	$205	$290	$205	$290

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Deferred compensation plan liabilities	$8,878	$6,177
Contingent consideration	2,507	2,507
Dividend equivalents	1,380	580
Other	844	940
Total	$13,609	$10,204

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and six months ended June 30, 2015.

Acquisition-related intangible assets consist of the following (in thousands):

	As of June 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(195)	$823
Developed technologies	4,421	(1,211)	3,210
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(1,406)	$6,078

	As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(93)	$925
Developed technologies	4,421	(579)	3,842
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(672)	$6,812

Amortization expense was recorded in cost of revenue in the Condensed Consolidated Statements of Operations and totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. No amortization expense was recorded for the three and six months ended June 30, 2014.

Management currently expects the IPR&D will be completed in the next few quarters. Upon completion, the intangible assets will be subject to amortization over their useful lives.

As of June 30, 2015, the estimated future amortization expense of intangible assets subject to amortization is as follows (in thousands):

2015 (remaining six months)	$733
2016	1,467
2017	1,467
2018 and thereafter	366
Total	$4,033

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$7,899	$6,397	$13,862	$15,415

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	39,570	38,684	39,337	38,577
Effect of dilutive securities	1,175	924	1,333	986
Weighted-average outstanding shares used to compute diluted net income per share	40,745	39,608	40,670	39,563

Net income per share:
Basic	$0.20	$0.17	$0.35	$0.40
Diluted	$0.19	$0.16	$0.34	$0.39

For the three and six months ended June 30, 2015, approximately 8,000 and 16,000 common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2014, there were no anti-dilutive common stock equivalents.

7. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance power solutions for the cloud computing, telecommunications, industrial and automotive, and consumer markets. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily through third-party distributors, value-added resellers and directly to original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2015	2014	2015	2014
Distributor A	23%	26%	24%	26%
Distributor B	*	*	*	10%

* Represents less than 10%.

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	June 30,	December 31,
Customers	2015	2014
Distributor A	23%	31%
Distributor B	10%	10%

Both of the customers are third-party distributors. The Company’s agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by these distributors with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with either of these distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a few quarters following the termination of an agreement with the distributor.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2015	2014	2015	2014
China	$53,450	$43,931	$99,252	$80,789
Taiwan	10,143	9,638	21,172	18,701
Europe	5,317	4,574	10,432	9,165
Korea	5,109	3,890	9,354	6,626
Southeast Asia	3,336	1,407	7,075	3,421
Japan	2,412	1,713	4,297	3,854
United States	1,566	3,231	3,259	5,834
Other	83	52	113	107
Total	$81,416	$68,436	$154,954	$128,497

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2015	2014	2015	2014
DC to DC products	$73,195	$61,173	$139,492	$115,108
Lighting control products	8,221	7,263	15,462	13,389
Total	$81,416	$68,436	$154,954	$128,497

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2015	2014
China	$36,828	$37,147
United States	36,047	33,913
Bermuda	12,650	13,383
Other	353	339
Total	$85,878	$84,782

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

9. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash and cash equivalents, short-term and long-term investments (in thousands):

	June 30,	December 31,
	2015	2014
Cash, cash equivalents and investments:
Cash	$46,179	$66,188
Money market funds	34,689	60,078
Certificates of deposit	23,093	22,778
U.S. treasuries and government agency bonds	127,073	89,674
Auction-rate securities backed by student-loan notes	5,375	5,389
Total	$236,409	$244,107

	June 30,	December 31,
Reported as:	2015	2014
Cash and cash equivalents	$80,868	$126,266
Short-term investments	150,166	112,452
Long-term investments	5,375	5,389
Total	$236,409	$244,107

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Due in less than 1 year	$118,344	$91,335
Due in 1 - 5 years	31,822	21,117
Due in greater than 5 years	5,375	5,389
Total	$155,541	$117,841

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$34,689	$-	$-	$34,689	$-
Certificates of deposit	23,093	-	-	23,093	-
U.S. treasuries and government agency bonds	127,053	39	(19)	127,073	45,644
Auction-rate securities backed by student-loan notes	5,570	-	(195)	5,375	5,375
Total	$190,405	$39	$(214)	$190,230	$51,019

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$60,078	$-	$-	$60,078	$-
Certificates of deposit	22,778	-	-	22,778	-
U.S. treasuries and government agency bonds	89,689	14	(29)	89,674	35,062
Auction-rate securities backed by student-loan notes	5,570	-	(181)	5,389	5,389
Total	$178,115	$14	$(210)	$177,919	$40,451

10. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at June 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,689	$34,689	$-	$-
Certificates of deposit	23,093	-	23,093	-
U.S. treasuries and government agency bonds	127,073	-	127,073	-
Auction-rate securities backed by student-loan notes	5,375	-	-	5,375
Mutual funds under deferred compensation plan	4,846	4,846	-	-
Total	$195,076	$39,535	$150,166	$5,375

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

	Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,078	$60,078	$-	$-
Certificates of deposit	22,778	-	22,778	-
U.S. treasuries and government agency bonds	89,674	-	89,674	-
Auction-rate securities backed by student-loan notes	5,389	-	-	5,389
Mutual funds under deferred compensation plan	2,236	2,236	-	-
Total	$180,155	$62,314	$112,452	$5,389

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2015	$5,389
Change in unrealized loss included in other comprehensive income	(14)
Ending balance at June 30, 2015	$5,375

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30,			December 31,
	2015			2014
Time-to-liquidity (months)		24			24
Expected return		2.7%			2.9%
Discount rate	3.9%	-	6.9%	4.0%	-	7.0%

The Company’s level 3 liabilities consist of the contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to Sensima’s former shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. Based on management’s assessment, there were no changes in the fair value of the contingent consideration for the three and six months ended June 30, 2015.

11. DEFERRED COMPENSATION PLAN

The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participants’ deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. As of June 30, 2015 and December 31, 2014, the plan assets totaled $8.8 million and $6.1 million, and the plan liabilities totaled $8.9 million and $6.2 million, respectively.

12. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2015 was $2.4 million, or 23.7% of the pre-tax income, and $3.0 million, or 17.7% of the pre-tax income, respectively. The Company recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015 (see “Income Tax Audits” below for further discussion). In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because the foreign income was taxed at lower rates, and because of the benefit that the Company realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three and six months ended June 30, 2014 was $0.5 million, or 7.3% of pre-tax income, and $0.8 million, or 4.7% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because the Company’s foreign income was taxed at lower rates, and because of the benefit that the Company realized as a result of stock option exercises and the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

Unrecognized Tax Benefits

As of June 30, 2015, the Company had $11.7 million of unrecognized tax benefits, $2.2 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2014, the Company had $16.4 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of June 30, 2015 and December 31, 2014, the Company has approximately $0.1 million and $0.5 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term tax liabilities in the Condensed Consolidated Balance Sheets.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax payment, if the IRS were to prevail on all matters in dispute, was $10.5 million, plus interest and penalties, if any. The Company responded to the IRS Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in 2014 and both parties had been in continuous discussions for a resolution of the matter in the first quarter of 2015. Meanwhile, the Company granted the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

For the second quarter of 2015, the Company's income tax provision included a one-time net charge of approximately $2.7 million reflecting the taxes and interest, partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.7 million charge, approximately $1.6 million relates to taxes and $1.1 million to interest.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$(181)	$(15)	$6,007	$5,811
Other comprehensive income before reclassifications	5	32	249	286
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income	5	31	249	285
Balance as of March 31, 2015	(176)	16	6,256	6,096
Other comprehensive income (loss) before reclassifications	(19)	7	105	93
Amounts reclassified from accumulated other comprehensive income	-	(3)	-	(3)
Net current period other comprehensive income (loss)	(19)	4	105	90
Balance as of June 30, 2015	$(195)	$20	$6,361	$6,186

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Condensed Consolidated Statement of Operations.

14. STOCK REPURCHASE PROGRAM

In July 2013, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. All shares are retired upon repurchase. The following table summarizes the repurchase activities under the program (in thousands, except per-share amounts):

	Shares Repurchased	Average Price Per Share	Total Amount
Cumulative balance at January 1, 2015	1,715	$36.04	$61,813
Repurchases	203	$51.33	10,405
Cumulative balance at March 31, 2015	1,918	$37.66	72,218
Repurchases	148	$52.19	7,724
Cumulative balance at June 30, 2015	2,066	$38.70	$79,942

As of June 30, 2015, $20.1 million remained available for future repurchases under the program.

15. DIVIDENDS AND DIVIDEND EQUIVALENTS

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are generally payable on the 15th of the following month. The Board of Directors declared the following cash dividends in 2015 (in thousands, except per-share amounts):

	Dividend Declared	Total
	per Share	Amount
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925

As of June 30, 2015, accrued dividends totaled $7.9 million, which was paid to stockholders on July 15, 2015.

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

Under the Company’s stock plans, outstanding RSU awards contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the outstanding RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of June 30, 2015 and December 31, 2014, accrued dividend equivalents totaled $1.8 million and $0.8 million, respectively.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our intention to exercise our purchase option with respect to our manufacturing facility in Chengdu, China,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the communications, storage and computing, consumer and industrial markets, which account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near-term business outlook for the remainder of 2015 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate acquisitions and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, Part II. Other Information, “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Overview

We are a leading company in high performance power solutions. Founded in 1997, we provide small, highly energy efficient, easy-to-use power solutions for systems found in industrial applications, telecom infrastructures, cloud computing, automotive, and consumer applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical, compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 91% and 89% for the three months ended June 30, 2015 and 2014, and 91% and 88% for the six months ended June 30, 2015 and 2014, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2015, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands, except percentages)
Revenue	$81,416	100.0%	$68,436	100.0%	$154,954	100.0%	$128,497	100.0%
Cost of revenue	37,287	45.8	31,337	45.8	71,142	45.9	59,301	46.1
Gross profit	44,129	54.2	37,099	54.2	83,812	54.1	69,196	53.9
Operating expenses:
Research and development	15,743	19.3	13,368	19.6	31,781	20.5	28,971	22.6
Selling, general and administrative	17,964	22.1	16,853	24.6	35,482	22.9	32,962	25.7
Litigation expense (benefit), net	311	0.4	274	0.4	581	0.4	(8,426)	(6.6)
Total operating expenses	34,018	41.8	30,495	44.6	67,844	43.8	53,507	41.7
Income from operations	10,111	12.4	6,604	9.6	15,968	10.3	15,689	12.2
Interest and other income, net	235	0.3	295	0.5	877	0.6	485	0.4
Income before income taxes	10,346	12.7	6,899	10.1	16,845	10.9	16,174	12.6
Income tax provision	2,447	3.0	502	0.8	2,983	1.9	759	0.6
Net income	$7,899	9.7%	$6,397	9.3%	$13,862	9.0%	$15,415	12.0%

Revenue

The following table shows our revenue by product family:

	Three Months Ended June 30,					Six Months Ended June 30,
Product Family	2015	% of Revenue	2014	% of Revenue	Change	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$73,195	89.9%	$61,173	89.4%	19.7%	$139,492	90.0%	$115,108	89.6%	21.2%
Lighting control products	8,221	10.1%	7,263	10.6%	13.2%	15,462	10.0%	13,389	10.4%	15.5%
Total	$81,416	100.0%	$68,436	100.0%	19.0%	$154,954	100.0%	$128,497	100.0%	20.6%

Revenue for the three months ended June 30, 2015 was $81.4 million, an increase of $13.0 million, or 19.0%, from $68.4 million for the three months ended June 30, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 24% due to higher market demand with current customers and additional design wins with new customers, which were offset in part by a 4% decrease in average sales prices. Revenue from our DC to DC products was $73.2 million for the three months ended June 30, 2015, an increase of $12.0 million, or 19.7%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $8.2 million for the three months ended June 30, 2015, an increase of $1.0 million, or 13.2%, compared with the same period in 2014.

Revenue for the six months ended June 30, 2015 was $155.0 million, an increase of $26.5 million, or 20.6%, from $128.5 million for the six months ended June 30, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 26% due to higher market demand with current customers and additional design wins with new customers, which were offset in part by a 4% decrease in average sales prices. Revenue from our DC to DC products was $139.5 million for the six months ended June 30, 2015, an increase of $24.4 million, or 21.2%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $15.5 million for the six months ended June 30, 2015, an increase of $2.1 million, or 15.5%, compared with the same period in 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related expenses and other overhead costs and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition beginning in the third quarter of 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Cost of revenue	$37,287	$31,337	19.0%	$71,142	$59,301	20.0%
Cost of revenue as a percentage of revenue	45.8%	45.8%		45.9%	46.1%
Gross profit	$44,129	$37,099	18.9%	$83,812	$69,196	21.1%
Gross margin	54.2%	54.2%		54.1%	53.9%

Cost of revenue was $37.3 million, or 45.8% of revenue, for the three months ended June 30, 2015, and $31.3 million, or 45.8% of revenue, for the three months ended June 30, 2014. The $6.0 million increase in cost of revenue was primarily due to a 24% increase in unit shipments, which was partially offset by a 1% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by the amortization of intangible assets of $0.4 million from the Sensima acquisition in July 2014, partially offset by a decrease of $0.5 million in the provision for inventory reserve.

Gross profit as a percentage of revenue, or gross margin, was 54.2% for the three months ended June 30, 2015, compared to 54.2% for the three months ended June 30, 2014.

Cost of revenue was $71.1 million, or 45.9% of revenue, for the six months ended June 30, 2015, and $59.3 million, or 46.1% of revenue, for the six months ended June 30, 2014. The $11.8 million increase in cost of revenue was primarily due to a 26% increase in unit shipments, which was partially offset by a 2% decrease in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by the amortization of intangible assets of $0.7 million from the Sensima acquisition in July 2014, partially offset by a decrease of $0.5 million in the provision for inventory reserve.

Gross margin was 54.1% for the six months ended June 30, 2015, compared to 53.9% for the six months ended June 30, 2014. The increase in gross margin was primarily due to higher absorption of in-house test manufacturing overhead, which was partially offset by higher sales of lower margin products.

Research and Development

Research and development expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Research and development ("R&D")	$15,743	$13,368	17.8%	$31,781	$28,971	9.7%
R&D as a percentage of revenue	19.3%	19.6%		20.5%	22.6%

R&D expenses were $15.7 million, or 19.3% of revenue, for the three months ended June 30, 2015 and $13.4 million, or 19.6% of revenue, for the three months ended June 30, 2014. The $2.3 million increase in R&D expenses was primarily due to an increase of $1.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.3 million in manufacturing and laboratory supplies, and an increase of $0.3 million in stock-based compensation expenses primarily associated with the performance-based equity awards. Our R&D headcount was 495 employees as of June 30, 2015, compared with 463 employees as of June 30, 2014.

R&D expenses were $31.8 million, or 20.5% of revenue, for the six months ended June 30, 2015 and $29.0 million, or 22.6% of revenue, for the six months ended June 30, 2014. The $2.8 million increase in R&D expenses was primarily due to an increase of $0.9 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.5 million in new product development expenses, an increase of $0.5 million in manufacturing and laboratory supplies, an increase of $0.3 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.2 million in depreciation.

Selling, General and Administrative

Selling, general and administrative expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$17,964	$16,853	6.6%	$35,482	$32,962	7.6%
SG&A as a percentage of revenue	22.1%	24.6%		22.9%	25.7%

SG&A expenses were $18.0 million, or 22.1% of revenue, for the three months ended June 30, 2015 and $16.9 million, or 24.6% of revenue, for the three months ended June 30, 2014. The $1.1 million increase in SG&A expenses was primarily due to an increase of $1.0 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.8 million in stock-based compensation expenses primarily associated with the performance-based equity awards. These increases were partially offset by a decrease of $0.5 million in professional service fees primarily due to the transaction costs incurred in the Sensima acquisition for the three months ended June 30, 2014, but not in 2015. Our SG&A headcount was 278 employees as of June 30, 2015, compared with 256 employees as of June 30, 2014.

SG&A expenses were $35.5 million, or 22.9% of revenue, for the six months ended June 30, 2015 and $33.0 million, or 25.7% of revenue, for the six months ended June 30, 2014. The $2.5 million increase in SG&A expenses was primarily due to an increase of $1.7 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.6 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.2 million in depreciation. These increases were partially offset by a decrease of $0.5 million in professional service fees primarily due to the transaction costs incurred in the Sensima acquisition for the six months ended June 30, 2014, but not in 2015.

Litigation Expense (Benefit), Net

For the three months ended June 30, 2015, litigation expense was $0.3 million, compared with $0.3 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, litigation expense was $0.6 million, compared with a net litigation benefit of $(8.4) million for the six months ended June 30, 2014. Net litigation benefit for the six months ended June 30, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of this litigation.

Interest and Other Income, Net

For the three months ended June 30, 2015, interest and other income, net, was $0.2 million, compared with $0.3 million for the three months ended June 30, 2014. The decrease in interest and other income, net, was primarily driven by higher expenses from the changes in values related to the deferred compensation plan assets, partially offset by higher foreign currency exchange gains and an increase in interest income.

For the six months ended June 30, 2015, interest and other income, net, was $0.9 million, compared with $0.5 million for the six months ended June 30, 2014.  The increase in interest and other income, net, was primarily due to higher foreign currency exchange gains and an increase in interest income, partially offset by higher expenses from the changes in values related to the deferred compensation plan assets.

Income Tax Provision

The income tax provision for the three and six months ended June 30, 2015 was $2.4 million, or 23.7% of the pre-tax income, and $3.0 million, or 17.7% of the pre-tax income, respectively. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015 (see “Income Tax Audits” in Note 12 to Notes to Condensed Consolidated Financial Statements for further discussion). In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because the foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three and six months ended June 30, 2014 was $0.5 million, or 7.3% of pre-tax income, and $0.8 million, or 4.7% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because the foreign income was taxed at lower rates, and because of the benefit that we realized as a result of stock option exercises and the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

Liquidity and Capital Resources

	June 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$80,868	$126,266
Short-term investments	150,166	112,452
Total cash, cash equivalents and short-term investments	$231,034	$238,718
Percentage of total assets	55.3%	59.8%

Total current assets	$325,317	$308,146
Total current liabilities	(46,234)	(36,861)
Working capital	$279,083	$271,285

As of June 30, 2015, we had cash and cash equivalents of $80.9 million and short-term investments of $150.2 million, compared with cash and cash equivalents of $126.3 million and short-term investments of $112.5 million as of December 31, 2014. As of June 30, 2015, $37.3 million of cash and cash equivalents and $52.1 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2015, we had working capital of $279.1 million, compared with working capital of $271.3 million as of December 31, 2014. The $7.8 million increase in working capital was due to a $17.2 million increase in current assets, partially offset by a $9.4 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits, and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$23,349	$37,588
Net cash used in investing activities	(47,131)	(16,410)
Net cash used in financing activities	(21,672)	(14,370)
Effect of exchange rate changes on cash and cash equivalents	56	(158)
Net increase (decrease) in cash and cash equivalents	$(45,398)	$6,650

For the six months ended June 30, 2015, net cash provided by operating activities was $23.3 million, due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $13.9 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet anticipated future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan. For the six months ended June 30, 2014, net cash provided by operating activities was $37.6 million, due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a decrease of $0.3 million from the changes in our operating assets and liabilities. The decrease in accounts receivable was primarily attributable to timing of product shipments and cash collections. The increase in accounts payable was primarily driven by increased inventory purchases to meet anticipated future demand. The decrease in accrued liabilities was primarily driven by the release of the liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan.

For the six months ended June 30, 2015, net cash used in investing activities was $47.1 million, primarily due to net purchases of short-term investments of $37.7 million and purchases of property and equipment of $6.7 million. For the six months ended June 30, 2014, net cash used in investing activities was $16.4 million, primarily reflecting net purchases of short-term investments of $8.1 million and purchases of property and equipment of $6.0 million.

For the six months ended June 30, 2015, net cash used in financing activities was $21.7 million, primarily reflecting $18.1 million used in repurchases of our common stock pursuant to our stock repurchase program and $13.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $7.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the six months ended June 30, 2014, net cash used in financing activities was $14.4 million, primarily reflecting $23.8 million used in the repurchases of our common stock, partially offset by $9.7 million of cash proceeds from stock option exercises and stock purchases through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. In April 2015, our Board of Directors approved an extension of the program through December 31, 2015. All shares are retired upon repurchase. For the six months ended June 30, 2015, we repurchased a total of 0.4 million shares for $18.1 million, at an average price of $51.70 per share. For the six months ended June 30, 2014, we repurchased a total of 0.6 million shares for $23.8 million, at an average price of $36.86 per share. As of June 30, 2015, $20.1 million remained available for future repurchases under the program.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock, beginning in July 2014. In addition, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the six months ended June 30, 2015, we paid dividends and dividend equivalents totaling $13.8 million.

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

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of June 30, 2015, the outstanding balance was $31.9 million, compared with $44.2 million as of December 31, 2014.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three and six months ended June 30, 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisition of Sensima Technology SA (“Sensima”) in July 2014 and are currently evaluating the internal control at Sensima. We intend to include the acquired entity in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015.

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

As of June 30, 2015, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

The declaration of cash dividends on our common stock is at the discretion of our Board of Directors. Any future decision to declare and pay a cash dividend on our common stock will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, compliance with the terms of future indebtedness and credit facilities, the statutory requirements of Delaware law, and other factors that our Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and six months ended June 30, 2015, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 23% and 24% of our total revenue for the three and six months ended June 30, 2015, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 23% and 24% of our total revenue for the three and six months ended June 30, 2015, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us.  As a result, this lack of capacity has at times constrained our product sales and revenue growth.  In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline.  In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations. Delays in increasing third-party manufacturing capacity may also limit our ability to meet customer demand.

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

As a fabless semiconductor company, we purchase our inventory from third party manufacturers in advance of selling our product. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be disposed of or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations and/or have a negative impact on the trading price of our common stock.

If we experience security breaches of our information technology systems that materially damage sensitive information on our networks, our business partner and customer relationships may be harmed, and our business and operating results may be adversely impacted.

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. The secure maintenance of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy.  We devote significant resources to network security, data encryption, and other security measures to protect our systems and data.  However, these security measures cannot provide absolute security.  Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen.  If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible liability.

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time we are party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significantly more costly. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At June 30, 2015, $5.6 million of our auction-rate security investments have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 33 years.

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

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located in the U.S., which could adversely affect our operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively impact our business and results of operations.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own wafer manufacturing or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our profit margins.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended June 30, 2015 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - April 30	100	$52.15	100
May 1 - May 31	31	$52.26	31
June 1 - June 30	17	$52.30	17
Total	148	$52.19	148	$20,058

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares are retired upon repurchase.

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

Dated: July 31, 2015
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