Form 10-Q
period 2015-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2015-10-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 39,519,243 shares of the registrant’s common stock issued and outstanding as of October 23, 2015.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,616	$126,266
Short-term investments	153,047	112,452
Accounts receivable, net	30,475	25,630
Inventories	67,309	40,918
Prepaid expenses and other current assets	2,521	2,880
Total current assets	329,968	308,146
Property and equipment, net	60,088	62,942
Long-term investments	5,364	5,389
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	5,566	6,812
Deferred tax assets, net	1,031	1,049
Other long-term assets	11,491	8,457
Total assets	$420,079	$399,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,661	$13,138
Accrued compensation and related benefits	14,256	9,020
Accrued liabilities	18,703	14,703
Total current liabilities	48,620	36,861
Deferred tax and other tax liabilities	3,229	5,876
Other long-term liabilities	14,117	10,204
Total liabilities	65,966	52,941
Stockholders' equity:
Common stock, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 39,503 and 38,832 as of September 30, 2015 and December 31, 2014, respectively	251,298	240,500
Retained earnings	99,731	100,114
Accumulated other comprehensive income	3,084	5,811
Total stockholders’ equity	354,113	346,425
Total liabilities and stockholders’ equity	$420,079	$399,366

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$91,194	$78,335	$246,148	$206,832
Cost of revenue	41,754	35,872	112,896	95,173
Gross profit	49,440	42,463	133,252	111,659
Operating expenses:
Research and development	17,272	14,679	49,053	43,649
Selling, general and administrative	18,722	17,006	54,204	49,968
Litigation expense (benefit), net	136	332	717	(8,093)
Total operating expenses	36,130	32,017	103,974	85,524
Income from operations	13,310	10,446	29,278	26,135
Interest and other income (expense), net	(6)	202	871	686
Income before income taxes	13,304	10,648	30,149	26,821
Income tax provision (benefit)	2,103	(573)	5,086	186
Net income	$11,201	$11,221	$25,063	$26,635

Net income per share:
Basic	$0.28	$0.29	$0.64	$0.69
Diluted	$0.28	$0.28	$0.62	$0.67
Weighted-average shares outstanding:
Basic	39,592	38,785	39,422	38,646
Diluted	40,689	39,727	40,676	39,618

Cash dividends declared per common share	$0.20	$0.15	$0.60	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,201	$11,221	$25,063	$26,635
Other comprehensive loss, net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2015 and 2014	(11)	(53)	(25)	(65)
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2015 and 2014	41	(28)	76	(16)
Foreign currency translation adjustments	(3,132)	(98)	(2,778)	(518)
Total other comprehensive loss, net of tax	(3,102)	(179)	(2,727)	(599)
Comprehensive income	$8,099	$11,042	$22,336	$26,036

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$25,063	$26,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,478	9,688
Premium amortization and losses on investments	910	197
Stock-based compensation	29,191	24,872
Excess tax benefit from equity awards	(4,221)	-
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	(4,845)	(516)
Inventories	(26,378)	(1,800)
Prepaid expenses and other assets	141	(1,868)
Accounts payable	3,545	3,864
Accrued liabilities	4,154	(2,885)
Income tax liabilities	1,912	(801)
Accrued compensation and related benefits	5,449	(3,789)
Net cash provided by operating activities	45,399	53,597
Cash flows from investing activities:
Property and equipment purchases	(8,410)	(7,730)
Purchases of short-term investments	(172,651)	(100,706)
Proceeds from sale of short-term investments	131,025	98,752
Premiums paid on deferred compensation plan, net	(3,455)	(4,860)
Cash paid for an acquisition, net of cash acquired	-	(11,590)
Net cash used in investing activities	(53,491)	(26,134)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(150)	(250)
Proceeds from exercise of stock options	6,876	10,403
Proceeds from shares issued under the employee stock purchase plan	2,227	2,078
Repurchases of common shares	(31,735)	(32,976)
Dividends and dividend equivalents paid	(21,853)	(5,817)
Excess tax benefit from equity awards	4,221	-
Net cash used in financing activities	(40,414)	(26,562)
Effect of change in exchange rates	(1,144)	(302)
Net increase (decrease) in cash and cash equivalents	(49,650)	599
Cash and cash equivalents, beginning of period	126,266	101,213
Cash and cash equivalents, end of period	$76,616	$101,812

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$3,070	$981
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$1,003	$783
Liability accrued for dividends and dividend equivalents	$9,648	$6,359
Fair value of contingent consideration related to an acquisition	$-	$2,507

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective application in the adoption of this standard. The Company is evaluating the transition method and the impact of the adoption on its consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which replaces the lower of cost or market test with a lower of cost or net realizable value test. The standard applies to inventories for which cost is determined by methods other than the last-in first-out and the retail inventory methods. The standard will be effective for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations and cash flows.

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of September 30, 2015, 5.3 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$303	$246	$829	$669
Research and development	2,932	2,388	8,055	6,638
Selling, general and administrative	7,240	6,225	20,307	17,565
Total	$10,475	$8,859	$29,191	$24,872

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Outstanding at January 1, 2015	589	$28.48	1,659	$28.11	1,800	$23.57	4,048	$26.14
Granted (1)	263	$49.59	659	$48.53	-	$-	922	$48.83
Performance adjustment (2)	-	$-	(70)	$41.83	-	$-	(70)	$41.83
Released	(257)	$25.58	(555)	$23.56	-	$-	(812)	$24.20
Forfeited	(40)	$35.12	(24)	$28.27	-	$-	(64)	$32.54
Outstanding at September 30, 2015	555	$39.38	1,669	$37.11	1,800	$23.57	4,024	$31.37

(1)	Amount for PSUs reflects the maximum number of shares that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount for PSUs reflects the number of shares that have not been earned or may not be earned based on management’s probability assessment.

The intrinsic value related to awards released for the three months ended September 30, 2015 and 2014 was $6.6 million and $5.3 million, respectively. The intrinsic value related to awards released for the nine months ended September 30, 2015 and 2014 was $40.6 million and $23.8 million, respectively. As of September 30, 2015, the total intrinsic value of outstanding awards, including RSUs, PSUs and MSUs, was $206.0 million, based on the closing stock price of $51.20. As of September 30, 2015, unamortized compensation expense related to outstanding awards, including RSUs, PSUs and MSUs, was approximately $82.8 million with a weighted-average remaining recognition period of approximately five years.

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

In February 2015, the Board of Directors granted to non-executive employees 58,000 shares of PSUs which represent a target number of RSUs to be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of 2015 Non-Executive PSUs that an employee can ultimately earn is either 200% or 300% of the target shares, depending on the job classification of the employee. 50% of the 2015 Non-Executive PSUs will vest in the first quarter of 2017 if the pre-determined performance goals are met and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. The vesting is subject to the employees’ continued employment with the Company.

Stock Options

A summary of stock option activity is presented in the table below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	590	$15.80	1.2	$20,039
Exercised	(438)	$15.69
Forfeited and expired	(1)	$15.95
Outstanding at September 30, 2015	151	$16.13	1.3	$5,294
Options exercisable at September 30, 2015 and expected to vest	151	$16.13	1.3	$5,294
Options exercisable at September 30, 2015	149	$16.19	1.2	$5,213

Total intrinsic value of options exercised was $0.4 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Total intrinsic value of options exercised was $15.8 million and $14.1 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash proceeds from the exercise of stock options were $6.9 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, unamortized compensation expense related to unvested options was not material.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2015 and 2014, 26,000 and 34,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2015 and 2014, 56,000 and 78,000 shares, respectively, were issued under the ESPP. As of September 30, 2015, 4.7 million shares were available for future issuance.

The intrinsic value of shares issued was $0.2 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The intrinsic value of shares issued was $0.6 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the unamortized expense was $0.2 million, which will be recognized through the first quarter of 2016. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	24.8%	25.1%	30.3%	29.5%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Dividend yield	1.6%	1.4%	1.4%	0.7%

Cash proceeds from the shares issued under the ESPP were $2.2 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

3. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensor technologies for angle measurements as well as three-dimensional magnetic field sensing. The acquisition creates new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. As a result of the acquisition, Sensima became a subsidiary of the Company and changed its name to MPS Tech Switzerland Sarl. Its results of operations have been included in the Company’s consolidated financial statements subsequent to the acquisition.

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

The fair value of assets acquired and liabilities assumed is as follows (in thousands):

Cash	$145
Other tangible assets acquired, net of liabilities assumed	42
Intangible assets:
Know-how	1,018
Developed technologies	4,421
IPR&D	2,045
Total identifiable net assets acquired	7,671
Goodwill	6,571
Total net assets acquired	$14,242

Intangible assets with finite lives included know-how and developed technologies with estimated useful lives of three to five years. The fair value of know-how was determined using the relief from royalty method, and the fair value of the developed technologies was determined using the income approach. Intangible assets with indefinite lives included in-process research and development (“IPR&D”), which consisted of incomplete R&D projects that had not reached technological feasibility as of the Acquisition Date. The fair value of the IPR&D assets was determined using the income approach. During the third quarter of 2015, management determined that the acquired IPR&D was completed and reclassified it as a finite-lived intangible asset with an estimated useful life of four years.

The goodwill arising from the acquisition was primarily attributed to synergies which will enable the Company to develop advanced solutions in power management by integrating Sensima’s magnetic sensor technologies. The goodwill is not expected to be deductible for tax purposes.

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

Pro Forma Information (Unaudited)

Supplemental information of the Company’s results of operations on a pro forma basis, as if the Sensima acquisition had been consummated on January 1, 2014, is presented as follows (in thousands, except per-share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue	$78,336	$206,882
Net income	$11,025	$24,886
Diluted net income per share	$0.28	$0.63

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

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$16,840	$7,298
Work in process	23,083	18,950
Finished goods	27,386	14,670
Total	$67,309	$40,918

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Deferred compensation plan assets	$8,971	$6,084
Prepaid expense	1,370	1,418
Other	1,150	955
Total	$11,491	$8,457

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Dividends and dividend equivalents	$8,525	$6,080
Deferred revenue and customer prepayments	4,083	3,908
Stock rotation reserve	2,667	1,757
Commissions	819	767
Sales rebate	446	586
Warranty	268	240
Other	1,895	1,365
Total	$18,703	$14,703

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$205	$290	$240	$451
Warranty provision for product sales	91	78	246	207
Settlements made	-	-	(153)	(74)
Unused warranty provision	(28)	(128)	(65)	(344)
Balance at end of period	$268	$240	$268	$240

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Deferred compensation plan liabilities	$9,020	$6,177
Contingent consideration	2,507	2,507
Dividend equivalents	1,727	580
Other	863	940
Total	$14,117	$10,204

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and nine months ended September 30, 2015.

Acquisition-related intangible assets consist of the following (in thousands):

	As of September 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(246)	$772
Developed technologies	6,466	(1,672)	4,794
Total	$7,484	$(1,918)	$5,566

	As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(93)	$925
Developed technologies	4,421	(579)	3,842
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(672)	$6,812

During the third quarter of 2015, management determined that the acquired IPR&D from the Sensima acquisition was completed and the products incorporating the technologies are ready to be commercially introduced. Accordingly, the acquired IPR&D was reclassified into developed technologies as a finite-lived intangible asset and is being amortized over its estimated useful life.

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations and totaled $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively. Amortization expense totaled $0.3 million for both the three and nine months ended September 30, 2014.

As of September 30, 2015, the estimated future amortization expense was as follows (in thousands):

2015 (remaining three months)	$513
2016	2,051
2017	2,051
2018	841
2019	110
Total	$5,566

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$11,201	$11,221	$25,063	$26,635

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	39,592	38,785	39,422	38,646
Effect of dilutive securities	1,097	942	1,254	972
Weighted-average outstanding shares used to compute diluted net income per share	40,689	39,727	40,676	39,618

Net income per share:
Basic	$0.28	$0.29	$0.64	$0.69
Diluted	$0.28	$0.28	$0.62	$0.67

For the three months ended September 30, 2015, there were no anti-dilutive common stock equivalents. For the nine months ended September 30, 2015, approximately 10,000 common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2014, there were no anti-dilutive common stock equivalents.

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

The Company sells its products primarily through third-party distributors, value-added resellers and directly to original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2015	2014	2015	2014
Distributor A	24%	26%	24%	26%
Distributor B	*	10%	*	10%

* Represents less than 10%.

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	September 30,	December 31,
Customers	2015	2014
Distributor A	30%	31%
Distributor B	12%	10%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2015	2014	2015	2014
China	$58,716	$51,796	$157,968	$132,585
Taiwan	10,352	9,379	31,524	28,080
Korea	6,019	4,067	15,373	10,693
Europe	5,956	5,212	16,388	14,377
Southeast Asia	5,764	1,534	12,839	4,955
Japan	2,633	2,221	6,930	6,075
United States	1,673	4,079	4,932	9,913
Other	81	47	194	154
Total	$91,194	$78,335	$246,148	$206,832

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2015	2014	2015	2014
DC to DC products	$82,718	$70,196	$222,210	$185,304
Lighting control products	8,476	8,139	23,938	21,528
Total	$91,194	$78,335	$246,148	$206,832

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2015	2014
China	$35,085	$37,147
United States	35,966	33,913
Bermuda	12,137	13,383
Other	528	339
Total	$83,716	$84,782

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

9. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	September 30,	December 31,
	2015	2014
Cash, cash equivalents and investments:
Cash	$45,481	$66,188
Money market funds	31,135	60,078
Certificates of deposit	22,008	22,778
U.S. treasuries and government agency bonds	131,039	89,674
Auction-rate securities backed by student-loan notes	5,364	5,389
Total	$235,027	$244,107

	September 30,	December 31,
Reported as:	2015	2014
Cash and cash equivalents	$76,616	$126,266
Short-term investments	153,047	112,452
Long-term investments	5,364	5,389
Total	$235,027	$244,107

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Due in less than 1 year	$120,745	$91,335
Due in 1 - 5 years	32,302	21,117
Due in greater than 5 years	5,364	5,389
Total	$158,411	$117,841

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for sale (in thousands):

	As of September 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,135	$-	$-	$31,135	$-
Certificates of deposit	22,008	-	-	22,008	-
U.S. treasuries and government agency bonds	130,978	64	(3)	131,039	23,640
Auction-rate securities backed by student-loan notes	5,570	-	(206)	5,364	5,364
Total	$189,691	$64	$(209)	$189,546	$29,004

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$60,078	$-	$-	$60,078	$-
Certificates of deposit	22,778	-	-	22,778	-
U.S. treasuries and government agency bonds	89,689	14	(29)	89,674	35,062
Auction-rate securities backed by student-loan notes	5,570	-	(181)	5,389	5,389
Total	$178,115	$14	$(210)	$177,919	$40,451

10. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at September 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,135	$31,135	$-	$-
Certificates of deposit	22,008	-	22,008	-
U.S. treasuries and government agency bonds	131,039	-	131,039	-
Auction-rate securities backed by student-loan notes	5,364	-	-	5,364
Mutual funds under deferred compensation plan	3,502	3,502	-	-
Total	$193,048	$34,637	$153,047	$5,364

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

	Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,078	$60,078	$-	$-
Certificates of deposit	22,778	-	22,778	-
U.S. treasuries and government agency bonds	89,674	-	89,674	-
Auction-rate securities backed by student-loan notes	5,389	-	-	5,389
Mutual funds under deferred compensation plan	2,236	2,236	-	-
Total	$180,155	$62,314	$112,452	$5,389

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2015	$5,389
Change in unrealized loss included in other comprehensive income	(25)
Ending balance at September 30, 2015	$5,364

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,			December 31,
	2015			2014
Time-to-liquidity (months)		24			24
Expected return		2.5%			2.9%
Discount rate	3.9%	-	6.9%	4.0%	-	7.0%

The Company’s level 3 liabilities consist of the contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to Sensima’s former shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future cash flow outcomes. Based on management’s assessment, there were no changes in the fair value of the contingent consideration for the three and nine months ended September 30, 2015.

11. DEFERRED COMPENSATION PLAN

The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participants’ deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. As of September 30, 2015 and December 31, 2014, the plan assets totaled $9.0 million and $6.1 million, and the plan liabilities totaled $9.0 million and $6.2 million, respectively.

12. INCOME TAXES

The income tax provision for the three months ended September 30, 2015 was $2.1 million, or 15.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from stock option exercises and the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance and true-up adjustments.

The income tax provision for the nine months ended September 30, 2015 was $5.1 million, or 16.9% of pre-tax income. The Company recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015 (see “Income Tax Audits” below for further discussion). In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance and true-up adjustments.

The income tax provision (benefit) for the three and nine months ended September 30, 2014 was $(0.6) million, or (5.4)% of pre-tax income, and $0.2 million, or 0.7% of pre-tax income, respectively. The effect tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of a reserve where the statute of limitations expired, and from the benefit realized as a result of stock option exercises and the release of RSUs.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of September 30, 2015. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

Unrecognized Tax Benefits

As of September 30, 2015, the Company had $11.2 million of unrecognized tax benefits, $2.4 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2014, the Company had $16.4 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of September 30, 2015 and December 31, 2014, the Company has approximately $0.1 million and $0.5 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term tax liabilities in the Condensed Consolidated Balance Sheets.

Income Tax Audits

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. The Company’s U.S. Federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were under examination by the IRS. In April 2011, the Company received from the IRS a Notice of Proposed Adjustment ("NOPA") relating to a cost-sharing agreement entered into by the Company and its international subsidiaries on January 1, 2004. In the NOPA, the IRS objected to the Company’s allocation of certain litigation expenses between the Company and its international subsidiaries and the amount of "buy-in payments" made by the international subsidiaries to the Company in connection with the cost-sharing agreement, and proposed to increase the Company’s U.S. taxable income according to a few alternative methodologies. In February 2012, the Company received a revised NOPA from the IRS (“Revised NOPA”). In this Revised NOPA, the IRS raised the same issues as in the NOPA issued in April 2011 but under a different methodology. Under the Revised NOPA, the largest potential federal income tax payment, if the IRS were to prevail on all matters in dispute, was $10.5 million, plus interest and penalties, if any. The Company responded to the Revised NOPA in May 2012. In June 2013, the IRS responded and continued to disagree with the Company’s rebuttal. The Company met with the IRS Office of Appeals in 2014 and both parties engaged in continuous discussions for a resolution of the matter in the first quarter of 2015. Meanwhile, the Company granted the IRS an extension of the statute of limitations for taxable years 2005 through 2007 to September 30, 2015.

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

In April 2015, the Company reached a final resolution with the IRS in connection with the income tax audits for the years 2005 through 2007. Under the agreement, the Company made a one-time buy-in payment of $1.2 million for taxes related primarily to the revaluation of a license for certain intellectual property rights of the Company to one of its international subsidiaries.  This buy-in payment is final and no additional payment will be required with respect to the intellectual property license for the years under examination or for a previous or subsequent tax year. In addition, the Company made an interest payment of $1.0 million as well as a tax payment of $0.1 million for the tax years 2008 to 2013 in the third quarter of 2015.  There were no penalties assessed on the Company as a result of the audits.

For the second quarter of 2015, the Company's income tax provision included a one-time net charge of approximately $2.7 million reflecting the taxes and interest, partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.7 million charge, approximately $1.6 million was related to taxes and $1.1 million was related to interest.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$(181)	$(15)	$6,007	$5,811
Other comprehensive income before reclassifications	5	32	249	286
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income	5	31	249	285
Balance as of March 31, 2015	(176)	16	6,256	6,096
Other comprehensive income (loss) before reclassifications	(19)	7	105	93
Amounts reclassified from accumulated other comprehensive income	-	(3)	-	(3)
Net current period other comprehensive income (loss)	(19)	4	105	90
Balance as of June 30, 2015	(195)	20	6,361	6,186
Other comprehensive income (loss) before reclassifications	(11)	42	(3,132)	(3,101)
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income (loss)	(11)	41	(3,132)	(3,102)
Balance as of September 30, 2015	$(206)	$61	$3,229	$3,084

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income (expense), net, in the Condensed Consolidated Statement of Operations.

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

	Shares Repurchased	Average Price Per Share	Total Amount
Cumulative balance at January 1, 2015	1,715	$36.04	$61,813
Repurchases	203	$51.33	10,405
Cumulative balance at March 31, 2015	1,918	$37.66	72,218
Repurchases	148	$52.19	7,724
Cumulative balance at June 30, 2015	2,066	$38.70	79,942
Repurchases	284	$47.93	13,606
Cumulative balance at September 30, 2015	2,350	$39.82	$93,548

As of September 30, 2015, $6.5 million remained available for future repurchases under the program.

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

	Dividend Declared	Total
	per Share	Amount
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925
Third quarter	$0.20	$7,901

As of September 30, 2015, accrued dividends totaled $7.9 million. The dividends were paid to stockholders on October 15, 2015.

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

Under the Company’s stock plans, outstanding RSU awards contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the outstanding RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of September 30, 2015 and December 31, 2014, accrued dividend equivalents totaled $2.3 million and $0.8 million, respectively, which will be paid to the employees when the related RSUs vest.

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

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, Part II. Other Information, “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 92% and 88% for the three months ended September 30, 2015 and 2014, and 91% and 88% for the nine months ended September 30, 2015 and 2014, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which services the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2015, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands, except percentages)
Revenue	$91,194	100.0%	$78,335	100.0%	$246,148	100.0%	$206,832	100.0%
Cost of revenue	41,754	45.8	35,872	45.8	112,896	45.9	95,173	46.0
Gross profit	49,440	54.2	42,463	54.2	133,252	54.1	111,659	54.0
Operating expenses:
Research and development	17,272	18.9	14,679	18.7	49,053	19.9	43,649	21.1
Selling, general and administrative	18,722	20.5	17,006	21.8	54,204	22.0	49,968	24.1
Litigation expense (benefit), net	136	0.2	332	0.4	717	0.3	(8,093)	(3.9)
Total operating expenses	36,130	39.6	32,017	40.9	103,974	42.2	85,524	41.3
Income from operations	13,310	14.6	10,446	13.3	29,278	11.9	26,135	12.7
Interest and other income (expense), net	(6)	(0.0)	202	0.3	871	0.4	686	0.3
Income before income taxes	13,304	14.6	10,648	13.6	30,149	12.3	26,821	13.0
Income tax provision (benefit)	2,103	2.3	(573)	(0.7)	5,086	2.1	186	0.1
Net income	$11,201	12.3%	$11,221	14.3%	$25,063	10.2%	$26,635	12.9%

Revenue

The following table shows our revenue by product family:

	Three Months Ended September 30,					Nine Months Ended September 30,
Product Family	2015	% of Revenue	2014	% of Revenue	Change	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$82,718	90.7%	$70,196	89.6%	17.8%	$222,210	90.3%	$185,304	89.6%	19.9%
Lighting control products	8,476	9.3%	8,139	10.4%	4.1%	23,938	9.7%	21,528	10.4%	11.2%
Total	$91,194	100.0%	$78,335	100.0%	16.4%	$246,148	100.0%	$206,832	100.0%	19.0%

Revenue for the three months ended September 30, 2015 was $91.2 million, an increase of $12.9 million, or 16.4%, from $78.3 million for the three months ended September 30, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 9% due to higher market demand with current customers and additional design wins with new customers, coupled with an increase of 7% in average sales prices. Revenue from our DC to DC products was $82.7 million for the three months ended September 30, 2015, an increase of $12.5 million, or 17.8%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $8.5 million for the three months ended September 30, 2015, an increase of $0.4 million, or 4.1%, compared with the same period in 2014.

Revenue for the nine months ended September 30, 2015 was $246.1 million, an increase of $39.3 million, or 19.0%, from $206.8 million for the nine months ended September 30, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 19% due to higher market demand with current customers and additional design wins with new customers, partially offset by a decrease of 1% in average sales prices. Revenue from our DC to DC products was $222.2 million for the nine months ended September 30, 2015, an increase of $36.9 million, or 19.9%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $23.9 million for the nine months ended September 30, 2015, an increase of $2.4 million, or 11.2%, compared with the same period in 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition beginning in the third quarter of 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Cost of revenue	$41,754	$35,872	16.4%	$112,896	$95,173	18.6%
Cost of revenue as a percentage of revenue	45.8%	45.8%		45.9%	46.0%
Gross profit	$49,440	$42,463	16.4%	$133,252	$111,659	19.3%
Gross margin	54.2%	54.2%		54.1%	54.0%

Cost of revenue was $41.8 million, or 45.8% of revenue, for the three months ended September 30, 2015, and $35.9 million, or 45.8% of revenue, for the three months ended September 30, 2014. The $5.9 million increase in cost of revenue was primarily due to a 9% increase in unit shipments, coupled with a 10% increase in the average direct cost of units shipped.

Gross profit as a percentage of revenue, or gross margin, was 54.2% for the three months ended September 30, 2015, compared to 54.2% for the three months ended September 30, 2014. For the three months ended September 30, 2015, gross margin was favorably impacted by lower labor and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products.

Cost of revenue was $112.9 million, or 45.9% of revenue, for the nine months ended September 30, 2015, and $95.2 million, or 46.0% of revenue, for the nine months ended September 30, 2014. The $17.7 million increase in cost of revenue was primarily due to a 19% increase in unit shipments, coupled with a 3% increase in the average direct cost of units shipped. In addition, the increase in cost of revenue was driven by additional amortization of intangible assets of $0.9 million.

Gross margin was 54.1% for the nine months ended September 30, 2015, compared to 54.0% for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, gross margin was favorably impacted by lower labor and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products and higher amortization of intangible assets.

Research and Development

Research and development expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Research and development ("R&D")	$17,272	$14,679	17.7%	$49,053	$43,649	12.4%
R&D as a percentage of revenue	18.9%	18.7%		19.9%	21.1%

R&D expenses were $17.3 million, or 18.9% of revenue, for the three months ended September 30, 2015 and $14.7 million, or 18.7% of revenue, for the three months ended September 30, 2014. The $2.6 million increase in R&D expenses was primarily due to an increase of $1.8 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.5 million in stock-based compensation expenses primarily associated with the performance-based equity awards, and an increase of $0.4 million in new product development expenses. These increases were partially offset by a decrease of $0.2 million related to the change in the values of the employee deferred compensation plan liabilities. Our R&D headcount was 505 employees as of September 30, 2015, compared with 457 employees as of September 30, 2014.

R&D expenses were $49.1 million, or 19.9% of revenue, for the nine months ended September 30, 2015 and $43.6 million, or 21.1% of revenue, for the nine months ended September 30, 2014. The $5.5 million increase in R&D expenses was primarily due to an increase of $2.2 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.4 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $1.0 million in new product development expenses, and an increase of $0.4 million in manufacturing and laboratory supplies. These increases were partially offset by a decrease of $0.2 million related to the change in the values of the employee deferred compensation plan liabilities.

Selling, General and Administrative

Selling, general and administrative expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentages)
Selling, general and administrative ("SG&A")	$18,722	$17,006	10.1%	$54,204	$49,968	8.5%
SG&A as a percentage of revenue	20.5%	21.8%		22.0%	24.1%

SG&A expenses were $18.7 million, or 20.5% of revenue, for the three months ended September 30, 2015 and $17.0 million, or 21.8% of revenue, for the three months ended September 30, 2014. The $1.7 million increase in SG&A expenses was primarily due to an increase of $1.0 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $1.0 million in stock-based compensation expenses primarily associated with the performance-based equity awards. These increases were partially offset by a decrease of $0.2 million related to the change in the values of the employee deferred compensation plan liabilities, and a decrease of $0.1 million in professional service fees primarily due to the transaction costs incurred in the Sensima acquisition for the three months ended September 30, 2014, but not in 2015. Our SG&A headcount was 291 employees as of September 30, 2015, compared with 270 employees as of September 30, 2014.

SG&A expenses were $54.2 million, or 22.0% of revenue, for the nine months ended September 30, 2015 and $50.0 million, or 24.1% of revenue, for the nine months ended September 30, 2014. The $4.2 million increase in SG&A expenses was primarily due to an increase of $2.7 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $1.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.2 million in depreciation. These increases were partially offset by a decrease of $0.6 million in professional service fees primarily due to the transaction costs incurred in the Sensima acquisition for the nine months ended September 30, 2014, but not in 2015, and a decrease of $0.2 million related to the change in the values of the employee deferred compensation plan liabilities.

Litigation Expense (Benefit), Net

For the three months ended September 30, 2015, litigation expense was $0.1 million, compared with $0.3 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, litigation expense was $0.7 million, compared with a net litigation benefit of $8.1 million for the nine months ended September 30, 2014. The net litigation benefit for the nine months ended September 30, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of this litigation.

Interest and Other Income (Expense), Net

For the three months ended September 30, 2015, interest and other expense, net, was $7,000, compared with interest and other income, net, of $0.2 million for the three months ended September 30, 2014. The decrease was primarily driven by higher expenses related to the change in the values of the employee deferred compensation plan assets, partially offset by higher foreign currency exchange gains and an increase in interest income.

For the nine months ended September 30, 2015, interest and other income, net, was $0.9 million, compared with $0.7 million for the nine months ended September 30, 2014.  The increase was primarily due to higher foreign currency exchange gains and an increase in interest income, partially offset by higher expenses related to the change in the values of the employee deferred compensation plan assets.

Income Tax Provision (Benefit)

The income tax provision for the three months ended September 30, 2015 was $2.1 million, or 15.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises and the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance and true-up adjustments.

The income tax provision for the nine months ended September 30, 2015 was $5.1 million, or 16.9% of pre-tax income. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015 (see “Income Tax Audits” in Note 12 to Notes to Condensed Consolidated Financial Statements for further discussion). In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance and true-up adjustments.

The income tax provision (benefit) for the three and nine months ended September 30, 2014 was $(0.6) million, or (5.4)% of pre-tax income, and $0.2 million, or 0.7% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from the release of a reserve where the statute of limitations expired, and from the benefit realized as a result of stock option exercises and the release of RSUs.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of September 30, 2015. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	September 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$76,616	$126,266
Short-term investments	153,047	112,452
Total cash, cash equivalents and short-term investments	$229,663	$238,718
Percentage of total assets	54.7%	59.8%

Total current assets	$329,968	$308,146
Total current liabilities	(48,620)	(36,861)
Working capital	$281,348	$271,285

As of September 30, 2015, we had cash and cash equivalents of $76.6 million and short-term investments of $153.0 million, compared with cash and cash equivalents of $126.3 million and short-term investments of $112.5 million as of December 31, 2014. As of September 30, 2015, $36.4 million of cash and cash equivalents and $40.4 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2015, we had working capital of $281.3 million, compared with working capital of $271.3 million as of December 31, 2014. The $10.0 million increase in working capital was due to a $21.8 million increase in current assets, partially offset by an $11.8 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accrued compensation and related benefits, accounts payable and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$45,399	$53,597
Net cash used in investing activities	(53,491)	(26,134)
Net cash used in financing activities	(40,414)	(26,562)
Effect of exchange rate changes on cash and cash equivalents	(1,144)	(302)
Net increase (decrease) in cash and cash equivalents	$(49,650)	$599

For the nine months ended September 30, 2015, net cash provided by operating activities was $45.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $16.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet anticipated future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan. For the nine months ended September 30, 2014, net cash provided by operating activities was $53.6 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $7.8 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet anticipated future demand. The increase in accounts payable was primarily driven by increased inventory purchases to meet anticipated future demand. The decrease in accrued compensation and related benefits was primarily due to the payment of bonuses accrued as of December 31, 2013. The decrease in accrued liabilities was primarily driven by the release of the liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan.

For the nine months ended September 30, 2015, net cash used in investing activities was $53.5 million, primarily due to net purchases of investments of $41.6 million and purchases of property and equipment of $8.4 million. For the nine months ended September 30, 2014, net cash used in investing activities was $26.1 million, primarily due to $11.6 million paid to acquire Sensima, purchases of property and equipment of $7.7 million, and net purchases of investments of $6.8 million.

For the nine months ended September 30, 2015, net cash used in financing activities was $40.4 million, primarily reflecting $31.7 million used in repurchases of our common stock pursuant to our stock repurchase program and $21.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $9.1 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the nine months ended September 30, 2014, net cash used in financing activities was $26.6 million, primarily reflecting $33.0 million used in repurchases of our common stock pursuant to our stock repurchase program and $5.8 million used to pay dividends to stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $12.5 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. In April 2015, our Board of Directors approved an extension of the program through December 31, 2015. All shares are retired upon repurchase. For the nine months ended September 30, 2015, we repurchased a total of 0.6 million shares for $31.7 million, at an average price of $50.01 per share. For the nine months ended September 30, 2014, we repurchased a total of 0.9 million shares for $33.0 million, at an average price of $38.45 per share. As of September 30, 2015, $6.5 million remained available for future repurchases under the program.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock, beginning in July 2014. In addition, RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accrued quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accrued on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the nine months ended September 30, 2015, we paid dividends and dividend equivalents totaling $21.9 million. For the nine months ended September 30, 2014, we paid dividends and dividend equivalents totaling $5.8 million.

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

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, assumptions of debt, and/or payment of cash consideration.  We may also be required to raise additional funds to complete any such acquisitions, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

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

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries and assembly services. As of September 30, 2015, the outstanding balance under our purchase commitments was $31.4 million, compared with $44.2 million as of December 31, 2014.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three and nine months ended September 30, 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisition of Sensima Technology SA (“Sensima”) in July 2014. We intend to include the acquired entity in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015.

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

As of September 30, 2015, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the storage and computing, consumer electronics, industrial and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates; and

•	accounting charges resulting from equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and results of operations, and may cause our stock price to decline and be volatile.

Our business has been and may continue to be significantly impacted by worldwide economic conditions, and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

In recent years, global credit and financial markets experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for consumer electronics is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macro-economic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communication, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	stock-based compensation accounting charges; and

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

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. We anticipate the cash used for future dividends will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends, we may be required to accrue and pay U.S. taxes to repatriate these funds, which may have a material adverse effect on our financial condition and results of operations.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2015, approximately 92% and 91% of our revenue was from customers in Asia, respectively. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, where we have significant operations;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 24% of our total revenue for both the three and nine months ended September 30, 2015. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 24% of our total revenue for both the three and nine months ended September 30, 2015. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products.  In addition, events such as global economic crises may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition, and cash flows.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, and testing facilities for our products.  In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in bringing new foundry operations online to meet increased product demand; and

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. The secure maintenance of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy.  We devote significant resources to network security, data encryption, and other security measures to protect our systems and data.  However, these security measures cannot provide absolute security.  Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen.  If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Given our inability to control the timing and nature of significant events in our legal proceedings that either have arisen or may arise, our legal expenses are difficult to forecast and may vary substantially from our publicly disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and financial condition.

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. We may also be subject to unanticipated legal proceedings, which would result in our incurrence of unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be materially impacted.

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

A downgrade of the credit rating for U.S. long-term sovereign debt and that of certain Eurozone countries could affect global and domestic financial markets, which may affect our business, financial condition and liquidity.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At September 30, 2015, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 33 years.

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

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on the trading price of our common stock, and could subject us to stockholder litigation. In addition, we cannot assure you that we will not in the future identify material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements.

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

The price and availability of commodities (e.g., gold, copper and silicon) may adversely impact our ability to deliver our products in a timely and cost-effective manner, and may adversely affect our business and results of operations.

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

Most of our manufacturing partners are located in China. In addition, we have established manufacturing and testing facilities in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has implemented policies from time to time to regulate economic expansion in China. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China that began operations in 2006. We face the following risks, among others, with respect to our operations in China:

•	inability to hire and maintain a qualified workforce;

•	inability to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other costs of operation.

If we are unable to maintain our facilities in China at fully operational status with qualified workers, appropriate manufacturing controls and reasonable cost levels, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be adversely affected.

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

The introduction of new products presents significant business challenges because product development plans and expenditures may be made up to two years or more in advance of any sales. It generally takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA in July 2014 to further our diversification strategy and create new opportunities with key customers. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other intangibles. Such actions could impact our operating results and the price of our common stock.  For example, as part of the contingent consideration arrangement that was part of our acquisition of Sensima, we may have to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date of $2.5 million was recorded in other long-term liabilities in our financial statements and is remeasured at the end of each reporting period. Any subsequent adjustments are recorded in earnings, which could have a material effect on our operating results and financial position.

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

Our corporate headquarters, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock repurchase activities during the three months ended September 30, 2015 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - July 31	32	$48.76	32
August 1 - August 31	188	$47.69	188
September 1 - September 30	64	$48.24	64
Total	284	$47.93	284	$6,452

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

Dated: October 28, 2015
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