Form 10-K
period 2015-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2016-02-29
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2015 was 39,617,037.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2015 was $50.71.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2015 was $1.3 billion.*

There were 40,199,618 shares of the registrant’s common stock issued and outstanding as of February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

*

Excludes 14,609,199 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2015.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “MPS”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we will continue to incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the communications, storage and computing, consumer and industrial markets, which account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near-term business outlook for 2016 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate acquisitions and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems (“MPS”) is a leading company in high performance power solutions. Founded in 1997, MPS designs and provides small, highly energy efficient, easy-to-use power solutions for systems found in industrial applications, telecommunication infrastructures, cloud computing, automotive, and consumer applications. MPS's mission is to reduce total energy consumption in its customers' systems with green, practical, compact solutions. MPS is headquartered in San Jose, California and has over 1,200 employees worldwide, with locations in the United States, China, Taiwan, Korea, Japan, Singapore and across Europe.

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

Acquisition

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company based in Switzerland that develops magnetic sensors for angle measurement as well as three-dimensional magnetic field sensing. Sensima became a subsidiary of MPS and changed its name to MPS Tech Switzerland Sarl. Sensima’s products are based on Hall devices that are directly integrated with the signal treatment and instantaneously detect and deliver the angle value in digital format. Sensima’s angle sensors are used in rotary encoders, electronically commutated motors and a broad range of products. By combining Sensima’s real time precision magnetic angle sensing with our motor control technologies, we are creating new opportunities with customers by offering enhanced solutions, such as our integrated e.Motion solutions, in power management for a wide array of end products such as cars, robots, and security cameras in automotive, industrial and cloud computing industries.

For a detailed discussion of the terms of the acquisition, please refer to Note 2 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

 Products and Applications

We currently have two primary product families that address multiple applications within the communications, storage and computing, consumer and industrial markets. Our products are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. These product families include:

Direct Current (DC) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 90%, 90% and 89% of our total revenue in 2015, 2014 and 2013, respectively.

Lighting Control Products and AC/DC Offline Solutions.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, LCD monitors, car navigation systems, and LCD televisions. Backlighting solutions are typically either white light emitting diode (WLED) lighting sources or cold cathode fluorescent lamps (CCFL). In addition to AC/DC offline solutions for lighting illumination applications, we also offer AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet. The Lighting Control product family accounted for 10%, 10% and 11% of our total revenue in 2015, 2014 and 2013, respectively.

We currently target our products at the communications, storage and computing, consumer and industrial markets, with the consumer market representing the largest portion of our revenue. The following is a summary of our products for various applications:

●	Communications:
Networking and telecommunication infrastructure, routers and modems, wireless access points and voice over IP.

●	Storage and Computing:
Storage networks, computers and notebooks, printers, servers and workstations.

●	Consumer:
Set-top boxes, televisions, monitors, gaming, lighting, chargers, home appliances, cellular handsets, digital video players, GPS and infotainment systems, stereos and cameras.

●	Industrial:
Automotive, power sources, security, point-of-sale systems and industrial meters.

We derive a majority of our revenue from our DC to DC IC product family sold to these market segments.  In the future, we will continue to introduce additional new products within our existing product families, such as high current, high voltage, small form factor switching voltage regulators, as well as expand our newer product families in battery chargers, voltage references and low dropout regulators. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and successfully secure manufacturing capacity.

For a detailed discussion of our revenue by product family, please refer to Note 16 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

We sell our products through third party distributors, value-added resellers and directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and electronic manufacturing service (EMS) providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers.  Distributors may distribute our products to end customers which include OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers.

Sales to our largest distributor accounted for approximately 24% of revenue in 2015, 26% of revenue in 2014, and 32% of revenue in 2013. In addition, one other distributor accounted for 10% of revenue in 2013. No other customers accounted for more than 10% of revenue in any of the periods presented.

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

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For the years ended December 31, 2015, 2014 and 2013, approximately 91%, 91% and 90% of our revenue was from customers in Asia, respectively.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our manufacturing lead times are generally 8 to 16 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, either of which would negatively affect our profit margins.

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

Our research and development expenses totaled $65.8 million, $58.6 million and $49.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2015, we had approximately 1,142 patents/applications issued or pending, of which 244 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2035. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how, and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. For a more complete description of our legal matters, please read Note 13 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or suppliers or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our integrated circuits. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, who utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technology and collaborate with our foundry partners to install our technologies on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields and product performance for our integrated circuits.

We currently contract with three suppliers to manufacture our wafers in foundries located in China. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent for final testing at our Chengdu facility and other turnkey providers prior to shipping to our customers.

In September 2004, we entered into a lease arrangement for a 60,000 square-foot manufacturing facility located in Chengdu, China. In September 2015, we exercised our option to acquire the facility and expect to close the transaction in the first half of 2016. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in our China facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

In addition, we constructed a 150,000 square-foot research and development facility in Chengdu, China which was put into operation in October 2010.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2015, we employed 1,260 employees located in China, Europe, Japan, Korea, Singapore, Taiwan and the United States, compared with 1,178 employees as of December 31, 2014.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Fairchild Semiconductor, Intersil Corporation, Linear Technology, Maxim Integrated Products, Microchip Technology, Microsemi Corporation, O2 Micro International, ON Semiconductor, Power Integrations, Inc., Richtek Technology Corporation, Rohm Co., Ltd., Semtech Corporation, STMicroelectronics N.V., and Texas Instruments Inc.

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

Geographical and Segment Information

Please refer to the geographical and segment information in Note 16 to our consolidated financial statements in the section entitled “Item 8. Financial Statements and Supplemental Data.”

Please refer to the discussion of risks related to our foreign operations in the section entitled “Item 1A: Risk Factors.”

Available Information

We were incorporated in California in 1997 and reincorporated in Delaware in November 2004. Our executive offices are located at 79 Great Oaks Boulevard, San Jose, California 95119. Our telephone number is (408) 826-0600. Our e-mail address is investors@monolithicpower.com, and our website is www.monolithicpower.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. They may be obtained from our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Information regarding our executive officers as of February 29, 2016 is as follows:

Name	Age	Position
Michael R. Hsing	56	President, CEO and Director
Meera P. Rao (1)	55	CFO and Principal Financial and Accounting Officer
Deming Xiao	53	President of Asia Operations
Maurice Sciammas	56	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	45	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

(1)

On February 23, 2016, we announced that Ms. Rao has informed us of her intention to retire from MPS as CFO and Principal Financial and Accounting Officer, effective March 31, 2016. Ms. Rao will remain available in an advisory capacity until a successor is secured and the transition is complete.

Michael R. Hsing has served on our board of directors and has served as our President and Chief Executive Officer since founding MPS in August 1997. Prior to founding MPS, Mr. Hsing was a Senior Silicon Technology Developer at several analog IC companies, where he developed and patented key technologies, which set new standards in the power electronics industry. Mr. Hsing is an inventor on numerous patents related to the process development of bipolar mixed-signal semiconductor manufacturing. Mr. Hsing holds a B.S.E.E. from the University of Florida.

Meera P. Rao has served as our Chief Financial Officer since January 2011. Ms. Rao joined MPS in January 2009 and served as our Vice President of Finance and Corporate Controller. Prior to joining MPS, she was the principal in her own consulting practice, working with various semiconductor companies, including MPS, where she set up our business operations in Chengdu, China in 2006.  Ms. Rao has more than 20 years of experience with semiconductor and high technology companies and has held various senior executive positions, including CFO of Integration Associates, Vice President of Finance and Interim CFO at Atrica, Vice President of Finance at Raza Foundries, Corporate Controller and Interim CFO at nVIDIA, as well as various positions at Advanced Micro Devices.  Ms. Rao is a CPA and holds an MBA from the University of Rochester.

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

Deming Xiao has served as our President of Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao has held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining MPS, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent six years as the Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Saria Tseng has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined MPS from MaXXan Systems, Inc. where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich LLP and Jones, Day, Reavis & Pogue.  Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). She holds Masters of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the communications, storage and computing, consumer and industrial markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates; and

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

In recent years, global credit and financial markets experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in the United States, in our industry, or in the different markets that we serve. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business (i.e., orders received and shipped within the same fiscal quarter), are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. communications, storage and computing, consumer and industrial);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and

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

The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2015, approximately 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 24% of our total revenue for the year ended December 31, 2015. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 24% of our total revenue for the year ended December 31, 2015. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end-customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or an OEM’s significant program or product could reduce our revenue and adversely affect our results of operations and financial condition.

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

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. If our customers cancel orders after we submit a committed forecast to our suppliers for the corresponding wafers, we may be required to purchase wafers that we may not be able to resell, which would adversely affect our operating results, financial condition and cash flows.

We might not be able to deliver our products on a timely basis if our relationships with our assembly and test subcontractors are disrupted or terminated.

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products.  In addition, events such as global economic crises may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our operating results, financial condition and cash flows.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

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

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. We may also be subject to unanticipated legal proceedings, which would result in us incurring unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be materially impacted.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At December 31, 2015, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 32 years.

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

We incur foreign currency exchange gains or losses related to the timing of payments for transactions between the U.S. and our foreign subsidiaries, which are reported in interest and other income in the statements of operations. Fluctuations in the value of the U.S. Dollar relative to the foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

We and our manufacturing partners are or will be subject to extensive Chinese government regulation, and the benefit of various incentives from Chinese governments that we and our manufacturing partners receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

Most of our manufacturing partners are located in China. In addition, we have established manufacturing and testing facilities in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has implemented policies from time-to-time to regulate economic expansion in China. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

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

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue, which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could affect our operations or impair our ability to grow our business.

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed. Furthermore, if we experience loss of a member of key personnel, the search for a qualified replacement and the transition could cause interruptions to our operations as it could take us take longer than expected on the search and divert management resources, or the newly hired member could take longer than expected to integrate into the team.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA in July 2014 to further our diversification strategy and create new opportunities with key customers. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other acquisition-related intangibles. Such actions could impact our operating results and the price of our common stock.  For example, as part of the contingent consideration arrangement that was part of our acquisition of Sensima, we may have to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date of $2.5 million was recorded in other long-term liabilities in our financial statements and is remeasured at the end of each reporting period. During the fourth quarter of 2015, we determined the fair value of the contingent consideration was $0 and released the liability of $2.5 million, as we currently do not expect the milestones will be achieved. We will continue to assess the probability of former Sensmia shareholders earning the contingent consideration in 2016 and may record additional adjustment to the fair value.

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

We cannot guarantee that the Sensima acquisition or any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits of any acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

•	the risk that the future business potential as projected is not realized and as a result, we may be required to take a charge to earnings that would impact our profitability;

•	the need to take impairment charges or write-downs with respect to acquired assets and technologies;

•	difficulties in assessing the fair value of earn-out arrangements;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

We compete against many companies with substantially greater financial and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with many manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot assure you that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

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

Our corporate headquarters, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruption. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, operating results and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are located in San Jose, California and Chengdu, China. We occupy an owned facility located at 79 Great Oaks Boulevard in San Jose, California, which serves as our corporate headquarters, and research and development and sales offices. The property consists of a building with approximately 106,000 square feet and 5.5 acres of land.

We lease a facility with approximately 60,000 square feet in Chengdu, China, which serves as our test facility and manufacturing hub. In September 2015, we exercised our option to purchase this facility and expect to close the transaction in the first half of 2016. In addition, we constructed a 150,000 square-foot research and development facility in Chengdu, China, which was put into operation in October 2010. We also lease a warehouse facility with approximately 42,000 square feet in Chengdu, China, which is primarily used for inventory storage.

In November 2015, we entered into an agreement to purchase three units of an office building with approximately 6,600 square feet in Shanghai, China. The space is primarily used for sales and marketing and research and development functions. The transaction was closed in January 2016.

We also lease other sales and research and development offices in China, Europe, Japan, Korea, Singapore, Taiwan and the United States. We believe that our existing facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims.

As of December 31, 2015, there were no material pending legal proceedings to which we were a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.” The following table sets forth the high and low closing sales price per share of our common stock:

	High	Low
2015
First quarter	$56.12	$45.80
Second quarter	$54.95	$49.96
Third quarter	$52.12	$45.28
Fourth quarter	$68.88	$50.42

2014:
First quarter	$38.86	$31.36
Second quarter	$42.48	$35.14
Third quarter	$47.78	$40.77
Fourth quarter	$50.44	$34.47

Holders of Our Common Stock

As of February 22, 2016, there were 11 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are generally payable on the 15th of the following month. Our Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Dividend Declared per Share	Total Amount
2015:
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925
Third quarter	$0.20	$7,901
Fourth quarter	$0.20	$7,938

2014:
Second quarter	$0.15	$5,817
Third quarter	$0.15	$5,823
Fourth quarter	$0.15	$5,826

The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. We anticipate that the cash used for future dividends will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends, we may be required to accrue and pay U.S. taxes to repatriate the funds.

Performance of Our Common Stock

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index, the S&P 500 Index and the Philadelphia Semiconductor Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on December 31, 2010 and its relative performance is tracked through December 31, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2015 was as follows (in thousands, except per-share amount):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (b)
October 1 - October 31	11	$52.14	11
November 1 - November 30	-	$-	-
December 1 - December 31	-	$-	-
Total	11	$-	11	$-

(a)

In July 2013, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under a Rule 10b5-1 plan. Shares were retired upon repurchase.

(b)

The stock repurchase program expired on December 31, 2015, with a remaining balance of $5.9 million. In February 2016, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2015 and 2014, and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011, and the consolidated statement of operations data for each of the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements which are not included in this report. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Revenue	$333,067	$282,535	$238,091	$213,813	$196,519
Cost of revenue	152,898	129,917	110,190	100,665	94,925
Gross profit	180,169	152,618	127,901	113,148	101,594
Operating expenses:
Research and development	65,787	58,590	49,733	48,796	44,518
Selling, general and administrative	72,312	66,755	54,624	50,018	40,280
Litigation expense (benefit), net	1,000	(8,027)	(371)	(2,945)	3,379
Total operating expenses	139,099	117,318	103,986	95,869	88,177
Income from operations	41,070	35,300	23,915	17,279	13,417
Interest and other income, net	1,421	1,092	92	611	309
Income before income taxes	42,491	36,392	24,007	17,890	13,726
Income tax provision	7,319	897	1,109	2,134	425
Net income	$35,172	$35,495	$22,898	$15,756	$13,301

Net income per share:
Basic	$0.89	$0.92	$0.61	$0.45	$0.39
Diluted	$0.86	$0.89	$0.59	$0.43	$0.38
Weighted-average shares outstanding:
Basic	39,470	38,686	37,387	34,871	34,050
Diluted	40,869	39,793	38,620	36,247	35,160

Cash dividends declared per common share	$0.80	$0.45	$-	$1.00	$-

Consolidated Balance Sheet Data:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$90,860	$126,266	$101,213	$75,104	$96,371
Short-term investments	$144,103	$112,452	$125,126	$85,521	$77,827
Long-term investments	$5,361	$5,389	$9,860	$11,755	$13,675
Total assets	$431,285	$399,366	$368,908	$287,162	$273,867
Common stock	$265,763	$240,500	$234,201	$194,079	$159,336
Total stockholders' equity	$368,516	$346,425	$323,399	$258,294	$242,877
Working capital (1)	$288,645	$271,051	$253,304	$190,840	$185,014

(1)

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, including related valuation allowance, be classified as non-current on the balance sheets. We early adopted this standard retrospectively and reclassified the current deferred tax assets to non-current deferred tax assets on our consolidated balance sheets data for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K.

Overview

We are a leading company in high performance power solutions. Founded in 1997, we design and provide small, highly energy efficient, easy-to-use power solutions for systems found in industrial applications, telecommunication infrastructures, cloud computing, automotive, and consumer applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical, compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 91%, 91% and 90% for the years ended December 31, 2015, 2014 and 2013, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which serves the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company located in Switzerland that develops magnetic sensors for angle measurements as well as three-dimensional magnetic field sensing. Sensima became a subsidiary of MPS and changed its name to MPS Tech Switzerland Sarl. The acquisition creates new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. The purchase consideration consisted of an upfront cash payment of $11.7 million and additional consideration that is contingent upon Sensima achieving a new product introduction and certain revenue and direct margin goals in 2016, with a fair value of $2.5 million at the date of acquisition. In addition, key employees received $1.7 million of time-based restricted stock units and up to $8.0 million of performance-based restricted stock units in connection with the transaction. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is recognized over the requisite service period if it is probable that the performance goals will be met. The results of operations of Sensima have been included in our consolidated financial statements subsequent to the acquisition date.

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

Revenue Recognition

We recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in us generally recognizing revenue upon shipment (when title and risk of loss have transferred to customers), including distributors, original equipment manufacturers and electronic manufacturing service providers.

Our revenue consists primarily of sales of assembled and tested finished goods. We also sell die in wafer form to our customers and value-added resellers, and we receive royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2015, 2014 and 2013, approximately 96%, 92% and 91% of our distributor sales, respectively, including sales to our value-added resellers, were made through distribution arrangements with third parties. These arrangements generally do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2015, 2014 and 2013, approximately 4%, 8% and 9% of our distributor sales, respectively, were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

We generally recognize revenue upon shipment of products to the distributors based on the following considerations:

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

 If we enter into arrangements that have rights of return that are not estimable, we recognize revenue under such arrangements only after the distributors have sold the products to end customers. Four of our distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors as of December 31, 2015 and 2014 was $2.8 million and $2.0 million, respectively. The deferred costs as of December 31, 2015 and 2014 were $0.2 million.

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

Valuation of Goodwill and Acquisition-Related Intangible Assets

We evaluate intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that an impairment may exist. We perform an annual impairment assessment for goodwill and intangible assets with indefinite lives in the fourth quarter, or more frequently if indicators of potential impairment exist. Impairment of intangible assets is recognized based on the difference between the fair value of the assets and their carrying value. Impairment for goodwill occurs if the fair value of a reporting unit including goodwill is less than its carrying value and is recognized based on the difference between the implied fair value of the reporting unit’s goodwill and the carrying value of the goodwill. The assumptions and estimates used to determine future value of goodwill and intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and revenue forecasts. If there is a significant adverse change in our business in the future, including macroeconomic and market conditions, we may be required to record impairment charges on our goodwill and acquisition-related intangible assets.

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

As of December 31, 2015 and 2014, we had a valuation allowance of $18.6 million and $19.1 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we were to determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Contingencies

We are a party to actions and proceedings in the ordinary course of business, including litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units with service conditions or performance conditions is based on the grant date share price. The fair value of restricted stock units with market conditions, as well as restricted stock units with both market conditions and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of options and shares issued under the employee stock purchase plan is estimated using the Black-Scholes model.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to market conditions or performance conditions, in which case we recognize compensation expense over the requisite service period for each separately vesting tranche. For awards with performance conditions, as well as awards with both market conditions and performance conditions, we recognize compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. This assessment is performed on a quarterly basis and requires significant assumptions and estimates made by management related to the projected achievement of the performance goals, which can be affected by external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as our business and operations strategy, product roadmaps and revenue forecasts. Changes in the probability assessment of achieving the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the actual performance targets achieved differ significantly from those projected by management, additional compensation expense may be recorded for the performance-based awards due to the cumulative catch-up adjustment, which could have an adverse impact on our results of operations. Furthermore, the amount of compensation expense that we recognize is based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our stock-based compensation expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are evaluating the impact of the adoption on our consolidated financial position, results of operations, cash flows and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, including related valuation allowance, be classified as non-current on the balance sheets. We have elected to early adopt the standard as of December 31, 2015 on a retrospective basis. As of December 31, 2014, we reclassified $0.2 million of current deferred tax assets to non-current deferred tax assets on the Consolidated Balance Sheet. The adoption did not affect our operating results, comprehensive income or cash flows for the periods presented.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Revenue	$333,067	100.0%	$282,535	100.0%	$238,091	100.0%
Cost of revenue	152,898	45.9	129,917	46.0	110,190	46.3
Gross profit	180,169	54.1	152,618	54.0	127,901	53.7
Operating expenses:
Research and development	65,787	19.8	58,590	20.7	49,733	20.9
Selling, general and administrative	72,312	21.7	66,755	23.6	54,624	22.9
Litigation expense (benefit), net	1,000	0.3	(8,027)	(2.8)	(371)	(0.2)
Total operating expenses	139,099	41.8	117,318	41.5	103,986	43.6
Income from operations	41,070	12.3	35,300	12.5	23,915	10.1
Interest and other income, net	1,421	0.5	1,092	0.4	92	0.0
Income before income taxes	42,491	12.8	36,392	12.9	24,007	10.1
Income tax provision	7,319	2.2	897	0.3	1,109	0.5
Net income	$35,172	10.6%	$35,495	12.6%	$22,898	9.6%

Revenue

The following table summarizes our revenue by product family:

	Year Ended December 31,						Change
Product Family	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	From 2014 to 2015	From 2013 to 2014
	(In thousands, except percentages)
DC to DC products	$299,726	90.0%	$253,083	89.6%	$211,337	88.8%	18.4%	19.8%
Lighting control products	33,341	10.0%	29,452	10.4%	26,754	11.2%	13.2%	10.1%
Total	$333,067	100.0%	$282,535	100.0%	$238,091	100.0%	17.9%	18.7%

Revenue for the year ended December 31, 2015 was $333.1 million, an increase of $50.6 million, or 17.9%, from $282.5 million for the year ended December 31, 2014. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 17% due to higher market demand with current customers and additional design wins with new customers, coupled with an increase of 1% in average sales prices. Revenue from our DC to DC products was $299.7 million for the year ended December 31, 2015, an increase of $46.6 million, or 18.4%, from the same period in 2014. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $33.3 million for the year ended December 31, 2015, an increase of $3.9 million, or 13.2%, compared with the same period in 2014.

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

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization of intangible assets from the Sensima acquisition beginning in the third quarter of 2014.

	Year Ended December 31,			Change
	2015	2014	2013	From 2014 to 2015	From 2013 to 2014
	(in thousands, except percentages)
Cost of revenue	$152,898	$129,917	$110,190	17.7%	17.9%
Cost of revenue as a percentage of revenue	45.9%	46.0%	46.3%
Gross profit	$180,169	$152,618	$127,901	18.1%	19.3%
Gross margin	54.1%	54.0%	53.7%

Cost of revenue was $152.9 million, or 45.9% of revenue, for the year ended December 31, 2015, and $129.9 million, or 46.0% of revenue, for the year ended December 31, 2014. The $23.0 million increase in cost of revenue was primarily due to a 17% increase in unit shipments, coupled with a 4% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by additional amortization of intangible assets of $1.1 million.

Gross margin was 54.1% for the year ended December 31, 2015, compared with 54.0% for the year ended December 31, 2014. For the year ended December 31, 2015, gross margin was favorably impacted by lower labor and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products and higher amortization of intangible assets compared to the same period in 2014.

Cost of revenue was $129.9 million, or 46.0% of revenue, for the year ended December 31, 2014, and $110.2 million, or 46.3% of revenue, for the year ended December 31, 2013. The $19.7 million increase in cost of revenue was primarily due to a 37% increase in unit shipments, which was partially offset by a 14% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $0.8 million in the provision for inventory reserve and additional amortization of intangible assets of $0.7 million.

Gross margin was 54.0% for the year ended December 31, 2014, compared to 53.7% for the year ended December 31, 2013. The increase in gross margin was primarily due to lower labor and overhead costs as a percentage of revenue compared to the same period in 2013. This increase was partially offset by an increase in the provision for inventory reserve and higher amortization of intangible assets.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2015	2014	2013	From 2014 to 2015	From 2013 to 2014
	(in thousands, except percentages)
R&D expenses	$65,787	$58,590	$49,733	12.3%	17.8%
As a percentage of revenue	19.8%	20.7%	20.9%

R&D expenses were $65.8 million, or 19.8% of revenue, for the year ended December 31, 2015 and $58.6 million, or 20.7% of revenue, for the year ended December 31, 2014. The $7.2 million increase in R&D expenses was primarily due to an increase of $3.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $2.1 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.5 million in new product development expenses, and an increase of $0.3 million in manufacturing and laboratory supplies. These increases were partially offset by a decrease of $0.2 million related to the changes in the value of the employee deferred compensation plan liabilities. Our R&D headcount was 506 employees as of December 31, 2015, compared with 476 employees as of December 31, 2014.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2015	2014	2013	From 2014 to 2015	From 2013 to 2014
	(in thousands, except percentages)
SG&A expenses	$72,312	$66,755	$54,624	8.3%	22.2%
As a percentage of revenue	21.7%	23.6%	22.9%

SG&A expenses were $72.3 million, or 21.7% of revenue, for the year ended December 31, 2015 and $66.8 million, or 23.6% of revenue, for the year ended December 31, 2014. The $5.5 million increase in SG&A expenses was primarily due to an increase of $5.7 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $2.0 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.6 million in commission expenses due to higher revenue. These increases were partially offset by a credit of $2.5 million related to the release of a contingent consideration liability (see below), a decrease of $0.6 million in professional service fees due to the transaction costs incurred in the Sensima acquisition in 2014 but not in 2015, and a gain of $0.3 million from sales of certain operating equipment. Our SG&A headcount was 306 employees as of December 31, 2015, compared with 274 employees as of December 31, 2014.

Our acquisition of Senisma in July 2014 included a contingent consideration arrangement which requires us to pay up to $8.9 million to certain former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and concluded that the projected product revenue in 2016 will not likely meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers will take longer than we had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015, and we recorded the release of the liability of $2.5 million as a credit to SG&A expenses. We will continue to assess the probability of former Sensima shareholders earning the contingent consideration in 2016 and may record additional adjustment to the fair value.

SG&A expenses were $66.8 million, or 23.6% of revenue, for the year ended December 31, 2014 and $54.6 million, or 22.9% of revenue, for the year ended December 31, 2013. The $12.2 million increase in SG&A expenses was primarily due to an increase of $9.7 million in stock-based compensation expenses primarily associated with the performance-based and market-based equity awards, an increase of $0.9 million in professional service fees primarily due to the transaction costs of $0.6 million incurred in the Sensima acquisition, an increase of $0.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.3 million in commission expenses due to higher revenue. Our SG&A headcount was 274 employees as of December 31, 2014, compared to 249 employees as of December 31, 2013.

Litigation Expense (Benefit), Net

Litigation expense was $1.0 million for the year ended December 31, 2015, compared with a litigation benefit, net, of $(8.0) million for the year ended December 31, 2014. The net litigation benefit for the year ended December 31, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation.

Litigation benefit, net, was $(8.0) million for the year ended December 31, 2014, compared with a litigation benefit, net, of $(0.4) million for the year ended December 31, 2013. The net litigation benefit for the year ended December 31, 2014 included the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation. The net litigation benefit for the year ended December 31, 2013 included $0.8 million of proceeds received in connection with the legal settlement with Silergy Corporation. The increase in net litigation benefit for the year ended December 31, 2014 was partially offset by higher expenses we incurred in other litigation matters, compared to the same period in 2013.

For a complete description of our material litigation matters, see Note 13 “Litigation” of the Notes to Consolidated Financial Statements.

Interest and Other Income, Net

Interest and other income, net, was $1.4 million for the year ended December 31, 2015, compared with $1.1 million for the year ended December 31, 2014. The increase was primarily due to higher foreign currency exchange gains and higher interest income, partially offset by higher expenses related to the changes in the value of the employee deferred compensation plan assets.

Interest and other income, net, was $1.1 million for the year ended December 31, 2014, compared with $0.1 million for the year ended December 31, 2013. The increase was primarily due to higher foreign currency exchange gains and higher interest income.

Income Tax Provision

The income tax provision for the year ended December 31, 2015 was $7.3 million, or 17.2% of pre-tax income. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015. In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the year ended December 31, 2014 was $0.9 million, or 2.5% of pre-tax income. The income tax provision for the year ended December 31, 2013 was $1.1 million, or 4.6% of pre-tax income. The effective tax rate differed from the federal statutory rate in both 2014 and 2013 primarily because our foreign income was taxed at lower rates, and because of the benefit that we realized from stock options exercises and the release of RSUs, and changes in our valuation allowance during the year.

For additional information on the income tax provision and the resolution of the income tax audits, see Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2015	2014
	(in thousands, except percentages)
Cash and cash equivalents	$90,860	$126,266
Short-term investments	144,103	112,452
Total cash, cash equivalents and short-term investments	$234,963	$238,718
Percentage of total assets	54.5%	59.8%

Total current assets (1)	$331,928	$307,912
Total current liabilities	(43,283)	(36,861)
Working capital	$288,645	$271,051

___________________

(1)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, including related valuation allowance, be classified as non-current on the balance sheets. We early adopted this standard retrospectively and reclassified $0.2 million of the current deferred tax assets to non-current deferred tax assets on our consolidated balance sheet as of December 31, 2014.

As of December 31, 2015, we had cash and cash equivalents of $90.9 million and short-term investments of $144.1 million, compared with cash and cash equivalents of $126.3 million and short-term investments of $112.5 million as of December 31, 2014. As of December 31, 2015, $55.5 million of cash and cash equivalents and $36.8 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund the U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2015, we had working capital of $288.6 million, compared with working capital of $271.1 million as of December 31, 2014. The $17.5 million increase in working capital was due to a $24.0 million increase in current assets, partially offset by a $6.5 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$69,736	$74,133	$60,686
Net cash used in investing activities	(57,197)	(9,367)	(54,324)
Net cash provided by (used in) financing activities	(46,652)	(39,227)	18,850
Effect of exchange rate changes on cash and cash equivalents	(1,293)	(486)	897
Net increase (decrease) in cash and cash equivalents	$(35,406)	$25,053	$26,109

For the year ended December 31, 2015, net cash provided by operating activities was $69.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of contingent consideration and a net decrease of $12.6 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2014, net cash provided by operating activities was $74.1 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily due to increased sales and higher shipments in the fourth quarter of 2014. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future growth. The decrease in accrued liabilities was primarily driven by the release of a liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2013, net cash provided by operating activities was $60.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $4.5 million from the changes in our operating assets and liabilities. The increase in accounts receivable resulted primarily from an increase in shipments. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods to meet future demand. The increase in accrued liabilities was primarily due to a cash award received in connection with the O2 Micro litigation that was recorded as a liability as of December 31, 2013.

For the year ended December 31, 2015, net cash used in investing activities was $57.2 million, primarily due to net purchases of investments of $33.5 million, purchases of property and equipment of $16.0 million, and net contributions to the employee deferred compensation plan of $8.0 million.

For the year ended December 31, 2015, we spent $5.4 million to purchase three units of an office building located in Shanghai, China. We also exercised the option to purchase a leased manufacturing facility in Chengdu, China for approximately $1.7 million, which we expect to close in the first half of 2016. In addition, our Board of Directors approved a plan to spend up to $17 million to purchase additional office space in China in 2016 to accommodate future growth.

For the year ended December 31, 2014, net cash used in investing activities was $9.4 million, primarily due to net cash of $11.6 million paid to acquire Sensima, purchases of property and equipment of $9.5 million, and net contributions to the employee deferred compensation plan of $5.3 million, partially offset by net proceeds from sales of investments of $12.4 million and proceeds of $4.7 million from the redemption of auction-rate securities. For the year ended December 31, 2013, net cash used in investing activities was $54.3 million, primarily due to net purchases of investments of $40.1 million and purchases of property and equipment of $15.8 million, partially offset by proceeds from the redemption of auction-rate securities of $2.0 million.

For the year ended December 31, 2015, net cash used in financing activities was $46.7 million, primarily reflecting $32.3 million used in repurchases of our common stock pursuant to our stock repurchase program and $30.0 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $10.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2014, net cash used in financing activities was $39.2 million, primarily reflecting $41.2 million used in repurchases of our common stock pursuant to our stock repurchase program and $11.7 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $14.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2013, net cash provided by financing activities was $18.9 million, primarily reflecting $40.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan, partially offset by $20.6 million used in repurchases of our common stock pursuant to our stock repurchase program.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock through June 30, 2015. In April 2015, our Board of Directors approved an extension of the program through December 31, 2015. All shares were retired upon repurchase. For the year ended December 31, 2015, we repurchased a total of 0.6 million shares for $32.3 million, at an average price of $50.05 per share. For the year ended December 31, 2014, we repurchased a total of 1.1 million shares for $41.2 million, at an average price of $39.19 per share. For the year ended December 31, 2013, we repurchased a total of 0.7 million shares for $20.6 million, at an average price of $31.06 per share. In February 2016, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock, beginning in July 2014. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the year ended December 31, 2015, we paid dividends and dividend equivalents totaling $30.0 million. For the year ended December 31, 2014, we paid dividends and dividend equivalents totaling $11.7 million.

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

In the future, in order to strengthen our financial position, respond to unforeseen circumstances, or fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)
Operating leases	$2,528	$1,354	$889	$285	$-
Outstanding purchase commitments (1)	32,705	30,875	380	300	1,150
Other long-term obligations (2)	15,843	-	1,738	5,503	8,602
Total	$51,076	$32,229	$3,007	$6,088	$9,752

______________

(1)

Outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. In addition, the amounts include the estimated purchase price of $1.7 million for a manufacturing facility in Chengdu, China. We exercised the option to purchase this leased facility in September 2015 and expect to close the transaction in the first half of 2016.

(2)	Other long-term obligations include long-term liabilities reflected on our Consolidated Balance Sheets, which primarily consist of employee deferred compensation plan liabilities and accrued dividend equivalents. Because of the uncertainty as to the timing of distributions related to a portion of the employee deferred compensation plan liabilities, we have excluded estimated obligations of $0.7 million from the table above. In addition, because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $2.9 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Long-Term Investments

As of December 31, 2015, all of our holdings in auction-rate securities, which have a face value of $5.6 million, have failed to reset as a result of current market conditions. Should these auctions continue to fail and if the credit rating for these securities decline, a 10% decline in the fair value could impact our results of operations by approximately $0.5 million if we determine the decline in value to be other-than-temporary.

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

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 29, 2016

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$90,860	$126,266
Short-term investments	144,103	112,452
Accounts receivable, net	30,830	25,630
Inventories	63,209	40,918
Prepaid expenses and other current assets	2,926	2,646
Total current assets	331,928	307,912
Property and equipment, net	65,359	62,942
Long-term investments	5,361	5,389
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	5,053	6,812
Deferred tax assets, net	672	1,283
Other long-term assets	16,341	8,457
Total assets	$431,285	$399,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,487	$13,138
Accrued compensation and related benefits	9,812	9,020
Accrued liabilities	19,984	14,703
Total current liabilities	43,283	36,861
Income tax liabilities	2,941	5,876
Other long-term liabilities	16,545	10,204
Total liabilities	62,769	52,941
Commitments and contingencies (notes 11, 12 and 13)
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 39,689 and 38,832 as of December 31, 2015 and December 31, 2014, respectively	265,763	240,500
Retained earnings	101,287	100,114
Accumulated other comprehensive income	1,466	5,811
Total stockholders’ equity	368,516	346,425
Total liabilities and stockholders’ equity	$431,285	$399,366

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$333,067	$282,535	$238,091
Cost of revenue	152,898	129,917	110,190
Gross profit	180,169	152,618	127,901
Operating expenses:
Research and development	65,787	58,590	49,733
Selling, general and administrative	72,312	66,755	54,624
Litigation expense (benefit), net	1,000	(8,027)	(371)
Total operating expenses	139,099	117,318	103,986
Income from operations	41,070	35,300	23,915
Interest and other income, net	1,421	1,092	92
Income before income taxes	42,491	36,392	24,007
Income tax provision	7,319	897	1,109
Net income	$35,172	$35,495	$22,898

Net income per share:
Basic	$0.89	$0.92	$0.61
Diluted	$0.86	$0.89	$0.59
Weighted-average shares outstanding:
Basic	39,470	38,686	37,387
Diluted	40,869	39,793	38,620

Cash dividends declared per common share	$0.80	$0.45	$-

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$35,172	$35,495	$22,898
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2015, 2014 and 2013	(28)	179	130
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2015, 2014 and 2013	(151)	(19)	(33)
Foreign currency translation adjustments	(4,166)	(609)	1,988
Total other comprehensive income (loss), net of tax	(4,345)	(449)	2,085
Comprehensive income	$30,827	$35,046	$24,983

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2013	35,673	$194,079	$60,040	$4,175	$258,294
Net income	-	-	22,898	-	22,898
Other comprehensive income	-	-	-	2,085	2,085
Exercise of stock options	2,446	37,877	-	-	37,877
Repurchase of common shares	(664)	(20,615)	-	-	(20,615)
Shares issued under the employee stock purchase plan	111	2,145	-	-	2,145
Stock-based compensation expense	-	20,715	-	-	20,715
Release of restricted stock	725	-	-	-	-
Balance as of December 31, 2013	38,291	234,201	82,938	6,260	323,399
Net income	-	-	35,495	-	35,495
Other comprehensive loss	-	-	-	(449)	(449)
Dividends and dividend equivalents declared	-	-	(18,319)	-	(18,319)
Exercise of stock options	742	11,941	-	-	11,941
Repurchase of common shares	(1,051)	(41,198)	-	-	(41,198)
Shares issued under the employee stock purchase plan	78	2,078	-	-	2,078
Stock-based compensation expense	-	33,459	-	-	33,459
Tax benefits from equity awards	-	19	-	-	19
Release of restricted stock	772	-	-	-	-
Balance as of December 31, 2014	38,832	240,500	100,114	5,811	346,425
Net income	-	-	35,172	-	35,172
Other comprehensive loss	-	-	-	(4,345)	(4,345)
Dividends and dividend equivalents declared	-	-	(33,999)	-	(33,999)
Exercise of stock options	498	7,744	-	-	7,744
Repurchase of common shares	(645)	(32,286)	-	-	(32,286)
Shares issued under the employee stock purchase plan	56	2,227	-	-	2,227
Stock-based compensation expense	-	41,650	-	-	41,650
Tax benefits from equity awards	-	5,928	-	-	5,928
Release of restricted stock	948	-	-	-	-
Balance as of December 31, 2015	39,689	$265,763	$101,287	$1,466	$368,516

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$35,172	$35,495	$22,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	13,783	13,130	12,160
Loss (gain) on sales of property and equipment	(339)	-	31
Premium amortization and loss on investments	596	96	443
Change in fair value of contingent consideration	(2,507)	-	-
Deferred taxes, net	42	17	(81)
Stock-based compensation expense	41,563	33,454	20,701
Excess tax benefit from equity awards	(5,928)	(10)	-
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	(5,201)	(1,870)	(4,347)
Inventories	(22,210)	(1,142)	(7,606)
Prepaid expenses and other assets	(390)	(2,029)	121
Accounts payable	147	1,632	1,440
Accrued liabilities	9,942	(3,102)	12,149
Income tax liabilities	3,998	(248)	86
Accrued compensation and related benefits	1,068	(1,290)	2,691
Net cash provided by operating activities	69,736	74,133	60,686
Cash flows from investing activities:
Property and equipment purchases	(16,024)	(9,511)	(15,764)
Proceeds from sales of property and equipment	340	-	88
Purchases of short-term investments	(223,018)	(136,872)	(125,756)
Proceeds from sales of short-term investments	189,549	149,291	85,700
Proceeds from sales of long-term investments	-	4,650	2,025
Contributions to employee deferred compensation plan, net	(8,044)	(5,335)	(617)
Cash paid for an acquisition, net of cash acquired	-	(11,590)	-
Net cash used in investing activities	(57,197)	(9,367)	(54,324)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(300)	(400)	(557)
Proceeds from exercise of stock options	7,744	11,941	37,877
Proceeds from shares issued under the employee stock purchase plan	2,227	2,078	2,145
Repurchases of common shares	(32,286)	(41,198)	(20,615)
Dividends and dividend equivalents paid	(29,965)	(11,658)	-
Excess tax benefit from equity awards	5,928	10	-
Net cash provided by (used in) financing activities	(46,652)	(39,227)	18,850
Effect of change in exchange rates	(1,293)	(486)	897
Net increase (decrease) in cash and cash equivalents	(35,406)	25,053	26,109
Cash and cash equivalents, beginning of period	126,266	101,213	75,104
Cash and cash equivalents, end of period	$90,860	$126,266	$101,213

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$3,322	$1,235	$1,116
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,184	$1,487	$1,941
Liability accrued for dividends and dividend equivalents	$10,109	$6,660	$-
Fair value of contingent consideration related to an acquisition	$-	$2,507	$-

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (“MPS” or the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets integrated power semiconductor solutions and power delivery architectures. MPS's mission is to provide innovative power solutions in communications, storage and computing, consumer and industrial market segments.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, valuation of goodwill and acquisition-related intangible assets, contingencies and tax valuation allowances. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist of certificates of deposit, government agency bonds and treasuries, and the long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations for those where credit has been extended. Accounts receivable allowances were not material in any of the periods presented.

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; availability of foundry capacity; ability to integrate acquired companies; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency

The functional currency of the Company’s international subsidiaries is generally the local currency. The primary subsidiaries are located in China and Taiwan, which utilize the Renminbi and the New Taiwan Dollar as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets. In addition, the Company incurs foreign currency exchange gains or losses related to the timing of payments for transactions between the U.S. and its foreign subsidiaries. Foreign currency transaction gains (losses) are reported in interest and other income, net, in the Consolidated Statements of Operations and totaled $0.6 million, $0.1 million and $(0.6) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: Significant unobservable inputs

The Company’s financial instruments include cash and cash equivalents, and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term investments are classified as available-for-sale securities and are stated at their fair market value.

The Company determines whether an impairment is temporary or other-than temporary. Unrealized gains or losses that are deemed to be temporary are recorded as a component of accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets, and changes in unrealized gains or losses are recorded in the Consolidated Statements of Comprehensive Income. The Company records an impairment charge in interest and other income, net, in the Consolidated Statements of Operations when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security.

As of December 31, 2015 and 2014, the fair value of the Company’s holdings in auction-rate securities was $5.4 million, all of which was classified as long-term available-for-sale investments. The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) or current market value. Market is based on estimated net realizable value.  The Company writes down excess and obsolete inventory based on its age and forecasted demand, which includes estimates taking into consideration the Company’s outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have estimated useful lives of 30 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease period.  Computer, software and production equipment have estimated useful lives of three to seven years. Transportation equipment has estimated useful lives of 5 to 15 years. Furniture and fixtures have estimated useful lives of three to five years.

Goodwill and Acquisition-Related Intangible Assets

Goodwill represents the excess of the fair value of purchase consideration over the fair value of net tangible and identified intangible assets as of the date of acquisition. In-process research and development (“IPR&D”) assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition. The IPR&D assets are initially capitalized at fair value as intangible assets with indefinite lives and assessed for impairment at each reporting period. When the IPR&D projects are completed, they are reclassified as amortizable intangible assets and are amortized over their estimated useful lives. Alternatively, if the IPR&D projects are abandoned, they are impaired and expensed to research and development.

Acquisition-related intangible assets with finite lives consist of know-how and developed technologies. These assets are amortized on a straight-line basis over the estimated useful lives of three to five years and the amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations.

Other Long-Term Assets

Other assets primarily consist of intangible assets for the land use rights in Chengdu, China, purchased patents, long-term lease deposits and investments related to the employee deferred compensation plan. The Company amortizes the land use rights over 50 years and the purchased patents over five years.

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

The Company tests goodwill for impairment at least annually in the fourth quarter of the year, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, then the two-step goodwill impairment test is performed. The first step compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step measures the impairment loss by comparing the implied fair value of the goodwill with the carrying amount. No impairment of goodwill has been identified in any of the periods presented.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period and are included in other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the liabilities are recorded as an operating expense (credit) in the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies and mutual funds that offset a substantial portion of the exposure. The investments are recorded in other long-term assets in the Consolidated Balance Sheets at the cash surrender value of the corporate-owned life insurance policies and the fair value of the mutual funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, the plan assets totaled $14.0 million and $6.1 million, and the plan liabilities totaled $14.1 million and $6.2 million, respectively.

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

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title and risk of loss have transferred to customers), including distributors, original equipment manufacturers and electronic manufacturing service providers.

The Company’s revenue consists primarily of sales of assembled and tested finished goods. The Company also sells die in wafer form to its customers and value-added resellers, and the Company receives royalty revenue from third parties and value-added resellers.

For the years ended December 31, 2015, 2014 and 2013, approximately 96%, 92% and 91% of the Company’s distributor sales, respectively, including sales to the Company’s value-added resellers, were made through distribution arrangements with third parties. These arrangements generally do not include any special payment terms (the Company’s normal payment terms are 30-45 days for its distributors), price protection or exchange rights. Returns are limited to the Company’s standard product warranty. Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases.

For the years ended December 31, 2015, 2014 and 2013, approximately 4%, 8% and 9% of the Company’s distributor sales, respectively, were made through small distributors primarily based on purchase orders. These distributors typically have no stock rotation rights.

The Company generally recognizes revenue upon shipment of products to the distributors based on the following considerations:

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

 If the Company enters into arrangements that have rights of return that are not estimable, the Company recognizes revenue under such arrangements only after the distributors have sold the products to end customers. Four of the Company’s distributors have distribution agreements where revenue is recognized upon sale by these distributors to their end customers because these distributors have certain rights of return which management believes are not estimable. The deferred revenue balance from these distributors as of December 31, 2015 and 2014 was $2.8 million and $2.0 million, respectively. The deferred costs as of December 31, 2015 and 2014 were $0.2 million.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units with service conditions or performance conditions is based on the grant date share price. The fair value of restricted stock units with market conditions, as well as restricted stock units containing both market conditions and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of options and shares issued under the employee stock purchase plan is estimated using the Black-Scholes model.

The Company recognizes compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to market conditions or performance conditions is recognized over the requisite service period for each separately vesting tranche.

For awards with performance conditions, as well as awards containing both market conditions and performance conditions, the Company recognizes compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as the Company’s business and operations strategy, product roadmaps and revenue forecasts. Changes in the probability assessment of achieving the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. The amount of compensation expense that the Company recognizes is based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, the Company may change the forfeiture rate, which could have a significant impact on its stock-based compensation expense.

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

Contingencies

The Company is a party to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

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

Contingently issuable shares, including equity awards with performance conditions or market conditions, are considered outstanding common shares and included in the basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in the diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.

The Company’s outstanding restrict stock units contain forfeitable rights to receive dividend equivalents, which are accumulated quarterly during the vesting periods of the restricted stock units and are payable to the employees when the awards vest. Dividend equivalents accumulated on the restricted stock units are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income presented in the Consolidated Balance Sheets primarily consists of unrealized gains and losses related to available-for-sale investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, including related valuation allowance, be classified as non-current on the balance sheets. The Company has elected to early adopt the standard as of December 31, 2015 on a retrospective basis. As of December 31, 2014, the Company reclassified $0.2 million of current deferred tax assets to non-current deferred tax assets on the Consolidated Balance Sheet. The adoption did not affect the Company's operating results, comprehensive income or cash flows for the periods presented.

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

Purchase Consideration

The fair value of the purchase consideration as of the Acquisition Date consisted of the following (in thousands):

Cash paid at the Acquisition Date	$11,735
Contingent consideration	2,507
Total	$14,242

Cash paid at the Acquisition Date included $1.2 million that was held in an escrow account for a one-year period, which was subject to Sensima’s satisfaction of certain representations and warranties. The full amount was released from the escrow account on July 22, 2015.

The contingent consideration arrangement requires the Company to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. The fair value of the contingent consideration was recorded in other long-term liabilities in the Consolidated Balance Sheets and was remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Consolidated Statements of Operations. During the fourth quarter of 2015, the Company determined the fair value of contingent consideration was $0 and recorded the release of the liability of $2.5 million as a credit to selling, general and administrative expenses (see Note 4).

The Company incurred $0.6 million of transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Purchase Consideration Allocation

The fair value of assets acquired and liabilities assumed as of the Acquisition Date was as follows (in thousands):

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

Goodwill arising from the acquisition was primarily attributed to synergies which will enable the Company to develop advanced solutions in power management by integrating Sensima’s magnetic sensor technologies. Goodwill is not deductible for tax purposes.

Equity Awards

On the Acquisition Date, the Board of Directors granted $1.7 million of time-based RSUs (or 40,000 shares) to key Sensima employees who became employees of the Company. These awards vest over four years. In addition, the Board of Directors granted $2.0 million of PSUs (or 47,000 shares) to these employees, with the right to earn up to a maximum of $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the Acquisition Date to July 22, 2019. 50% of the awards subject to each revenue goal will vest immediately when the revenue goal is met during the performance period. The remaining shares will vest over the following two years. Vesting is subject to the employees’ continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the related compensation cost is recognized over the requisite service period if it is probable that the performance goals will be met.

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

3.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	December 31,
	2015	2014
Cash, cash equivalents and investments:
Cash	$58,217	$66,188
Money market funds	31,640	60,078
Certificates of deposit	21,574	22,778
U.S. treasuries and government agency bonds	123,532	89,674
Auction-rate securities backed by student-loan notes	5,361	5,389
Total	$240,324	$244,107

	December 31,
Reported as:	2015	2014
Cash and cash equivalents	$90,860	$126,266
Short-term investments	144,103	112,452
Long-term investments	5,361	5,389
Total	$240,324	$244,107

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	December 31,
	2015	2014
Due in less than 1 year	$110,898	$91,335
Due in 1 - 5 years	33,205	21,117
Due in greater than 5 years	5,361	5,389
Total	$149,464	$117,841

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,640	$-	$-	$31,640	$-
Certificates of deposit	21,574	-	-	21,574	-
U.S. treasuries and government agency bonds	123,698	4	(170)	123,532	110,720
Auction-rate securities backed by student-loan notes	5,570	-	(209)	5,361	5,361
Total	$182,482	$4	$(379)	$182,107	$116,081

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$60,078	$-	$-	$60,078	$-
Certificates of deposit	22,778	-	-	22,778	-
U.S. treasuries and government agency bonds	89,689	14	(29)	89,674	35,062
Auction-rate securities backed by student-loan notes	5,570	-	(181)	5,389	5,389
Total	$178,115	$14	$(210)	$177,919	$40,451

Except for the auction-rate securities, there were no individual securities that had been in a continuous loss position for 12 months or longer as of December 31, 2015 and 2014.

There were no redemptions of auction-rate securities for the year ended December 31, 2015. For the year ended December 31, 2014, the Company redeemed $4.7 million of auction-rate securities at par. The underlying maturities of the outstanding auction-rate securities are up to 32 years. As of December 31, 2015 and 2014, the impairment of $0.2 million was determined to be temporary based on the following management assessment:

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

(5)	There have been no further downgrades on these securities since 2009;
(6)	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
(7)	All redemptions of these securities to date, representing 87% of the original portfolio, have been at par.

4. FAIR VALUE MEASUREMENT

The following tables detail the fair value measurement of the financial assets and liabilities (in thousands):

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,640	$31,640	$-	$-
Certificates of deposit	21,574	-	21,574	-
U.S. treasuries and government agency bonds	123,532	-	123,532	-
Auction-rate securities backed by student-loan notes	5,361	-	-	5,361
Mutual funds under deferred compensation plan	8,279	8,279	-	-
Total	$190,386	$39,919	$145,106	$5,361

	Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,078	$60,078	$-	$-
Certificates of deposit	22,778	-	22,778	-
U.S. treasuries and government agency bonds	89,674	-	89,674	-
Auction-rate securities backed by student-loan notes	5,389	-	-	5,389
Mutual funds under deferred compensation plan	2,236	2,236	-	-
Total	$180,155	$62,314	$112,452	$5,389

Liabilities:
Contingent consideration	$2,507	$-	$-	$2,507
Total	$2,507	$-	$-	$2,507

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2014	$9,860
Sales and settlement at par	(4,650)
Change in unrealized loss included in other comprehensive income	179
Ending balance at December 31, 2014	5,389
Change in unrealized loss included in other comprehensive income	(28)
Ending balance at December 31, 2015	$5,361

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	December 31,
	2015			2014
Time-to-liquidity (months)		24			24
Expected return		2.9%			2.9%
Discount rate	4.3%	-	7.3%	4.0%	-	7.0%

The Company’s level 3 liabilities consisted of contingent consideration related to the acquisition of Sensima in July 2014. The arrangement requires the Company to pay up to $8.9 million to certain former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. The fair value was calculated using the following assumptions:

	December 31, 2014
Projected revenue (in millions)	$2.1	-	$3.8
Discount rate		9.0%
Probability of occurrence	20%	-	50%

As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and concluded that the projected product revenue in 2016 will not likely meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers will take longer than the Company had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015, and the Company recorded the release of the liability of $2.5 million as a credit to selling, general and administrative expenses in the Consolidated Statement of Operations. The Company will continue to assess the probability of former Sensima shareholders earning the contingent consideration in 2016 and may record additional adjustment to the fair value.

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$14,907	$7,298
Work in process	21,177	18,950
Finished goods	27,125	14,670
Total	$63,209	$40,918

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2015	2014
Production equipment and software	$92,208	$88,929
Buildings and improvements	34,736	29,386
Land	5,600	5,600
Transportation equipment	4,694	4,694
Furniture and fixtures	2,962	2,883
Leasehold improvements	2,283	2,350
Property and equipment, gross	142,483	133,842
Less: accumulated depreciation and amortization	(77,124)	(70,900)
Total	$65,359	$62,942

Depreciation and amortization expense was $12.0 million, $12.4 million and $12.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred compensation plan assets	$13,985	$6,084
Prepaid expense	1,257	1,418
Other	1,099	955
Total	$16,341	$8,457

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Dividends and dividend equivalents	$8,675	$6,080
Deferred revenue and customer prepayments	5,236	3,908
Stock rotation reserve	2,372	1,757
Commissions	763	767
Income tax payable	465	-
Warranty	289	240
Sales rebate	268	586
Other	1,916	1,365
Total	$19,984	$14,703

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred compensation plan liabilities	$14,147	$6,177
Dividend equivalents	2,019	580
Contingent consideration	-	2,507
Other	379	940
Total	$16,545	$10,204

6. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill from the Acquisition Date to December 31, 2015. The Company did not identify any goodwill impairment in 2015 and 2014.

Acquisition-related intangible assets consist of the following (in thousands):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(297)	$721
Developed technologies	6,466	(2,134)	4,332
Total	$7,484	$(2,431)	$5,053

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(93)	$925
Developed technologies	4,421	(579)	3,842
Not subject to amortization:
IPR&D	2,045	-	2,045
Total	$7,484	$(672)	$6,812

During the third quarter of 2015, management determined that the acquired IPR&D from the Sensima acquisition was completed and the products incorporating the technologies were ready to be commercially introduced. Accordingly, the acquired IPR&D was reclassified into developed technologies as a finite-lived intangible asset and is being amortized over its estimated useful life.

Amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations and totaled $1.8 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

The estimated future amortization expense as of December 31, 2015 is as follows (in thousands):

2016	$2,051
2017	2,051
2018	841
2019	110
Total	$5,053

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

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of December 31, 2015, 4.7 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,166	$903	$631
Research and development	11,156	9,019	6,219
Selling, general and administrative	29,241	23,532	13,851
Total	$41,563	$33,454	$20,701

RSUs

The Company’s restricted stock units (“RSUs”) include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions and performance conditions (“MPSUs”), and RSUs with market conditions (“MSUs”). Vesting of all awards requires continued employment with the Company. In addition, vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals. A summary of the RSUs is presented in the table below:

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs		Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)			(in thousands)		(in thousands)
Outstanding at January 1, 2013	1,099	$16.96	531		$18.49	-	$-	1,630	$17.46
Granted	299	$24.25	875	(1)	$24.43	1,800	$23.57	2,974	$23.89
Performance adjustment	-	$-	(124	)(2)	$21.98	-	$-	(124)	$21.98
Released	(519)	$17.57	(206)		$18.90	-	$-	(725)	$17.95
Forfeited	(125)	$17.06	(48)		$19.06	-	$-	(173)	$17.61
Outstanding at December 31, 2013	754	$19.41	1,028		$23.02	1,800	$23.57	3,582	$22.53
Granted	335	$36.71	1,091	(1)	$34.23	-	$-	1,426	$34.82
Performance adjustment	-	$-	(139	)(2)	$31.40	-	$-	(139)	$31.40
Released	(468)	$20.36	(304)		$18.12	-	$-	(772)	$19.48
Forfeited	(32)	$19.75	(17)		$19.79	-	$-	(49)	$19.77
Outstanding at December 31, 2014	589	$28.48	1,659		$28.11	1,800	$23.57	4,048	$26.14
Granted	271	$49.82	1,291	(1)	$45.24	-	$-	1,562	$46.03
Performance adjustment	-	$-	(364	)(2)	$39.20	-	$-	(364)	$39.20
Released	(319)	$26.56	(629)		$23.40	-	$-	(948)	$24.47
Forfeited	(42)	$35.60	(24)		$28.68	-	$-	(66)	$33.06
Outstanding at December 31, 2015	499	$40.75	1,933		$38.99	1,800	$23.57	4,232	$32.64

_________________

(1)	Amount reflects the maximum number of PSUs and MPSUs that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount reflects the number of PSUs and MPSUs that have not been earned or may not be earned based on management’s probability assessment at each reporting period.

The intrinsic value related to awards released for the years ended December 31, 2015, 2014 and 2013 was $49.2 million, $28.9 million and $18.6 million, respectively. As of December 31, 2015, the total intrinsic value of all outstanding awards was $269.6 million, based on the closing stock price of $63.71. As of December 31, 2015, unamortized compensation expense related to all outstanding awards was approximately $86.0 million with a weighted-average remaining recognition period of approximately five years.

Time-Based RSUs:

For the years ended December 31, 2015, 2014 and 2013, the Board of Directors granted 271,000, 335,000 and 299,000 shares with service conditions, respectively, to employees and non-employee directors. The RSUs generally vest over one to four years, subject to continued employment with the Company.

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 shares to the executive officers and certain key employees, which represent a target number of RSUs to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of 2015 MPSUs that an employee can earn is 500% of the target shares. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five MPS stock price targets ranging from $71.36 to $95.57 over a four-year period. The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five MPS stock price targets to be measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

●	Successful implementation of full digital solutions vs. current analog topology for certain products.
●	Successful implementation and adoption by a key player of an integrated, software-based, field-oriented-control with 3D hall sensor to motor drive.
●	Successful implementation of certain advanced power analog processes.
●	Successful design wins and achievement of a specific level of revenues with a global networking customer.
●	Achievement of a specific level of revenues with a global electronics manufacturer.
●	Achievement of a specific level of market share with certain core power products.

Subject to the employees’ continued employment with the Company, the 2015 MPSUs will fully vest on January 1, 2020 if the pre-determined individual market and performance goals in each tranche are met during the performance periods. In addition, the 2015 MPSUs contain post-vesting restrictions on sales of the vested shares by employees for up to two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, dividend yield of 0.0% and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. Assuming the achievement of all of the required performance goals, the total stock-based compensation cost for the 2015 MPSUs is approximately $26.4 million to be recognized for each tranche as follows: $9.2 million for the first tranche, $4.6 million for the second tranche, $5.3 million for the third tranche, and $7.3 million for the fourth tranche.

For the first tranche, stock-based compensation expense will be recognized over four years even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche will be recognized over one to four years depending upon the number of the operating metrics management deems probable of achievement in each reporting period. If it becomes probable in a reporting period that more than one operating metric is expected to be achieved during the performance periods, the Company will recognize stock-based compensation expense for more than one tranche in the reporting period.

2015 PSUs:

In February 2015, the Board of Directors granted 172,000 shares to the executive officers, which represent a target number of RSUs to be awarded based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Executive PSUs”). The maximum number of 2015 Executive PSUs that an executive officer can earn is 300% of the target shares. 50% of the 2015 Executive PSUs will vest in the first quarter of 2017 if the pre-determined performance goals are met during the performance period. The remaining shares will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2015 Executive PSUs is approximately $25.0 million.

In February 2015, the Board of Directors granted 58,000 shares to certain non-executive employees, which represent a target number of RSUs to be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of 2015 Non-Executive PSUs that an employee can earn is either 200% or 300% of the target shares, depending on the job classification of the employee. 50% of the 2015 Non-Executive PSUs will vest in the first quarter of 2017 if the pre-determined performance goals are met during the performance period. The remaining shares will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2015 Non-Executive PSUs is approximately $7.0 million.

2014 PSUs:

In February 2014, the Board of Directors granted 252,000 shares to the executive officers, which represented a target number of RSUs that would be awarded based on the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of 2014 Executive PSUs that an executive officer could earn was 300% of the target shares. 50% of the 2014 Executive PSUs vest in the first quarter of 2016 if the pre-determined performance goals are met during the performance period. The remaining shares vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company.

In February 2016, the Compensation Committee approved the revenue achievement for the 2014 Executive PSUs and a total of 694,000 shares were earned by the executive officers. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Executive PSUs is approximately $21.9 million.

In April 2014, the Board of Directors granted 61,000 shares to certain non-executive employees, which represented a target number of RSUs that would be awarded based on the Company’s 2015 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of 2014 Non-Executive PSUs that an employee could earn was either 200% or 300% of the target shares, depending on the job classification of the employee. 50% of the 2014 Non-Executive PSUs vest in the second quarter of 2016 if the pre-determined performance goals are met during the performance period. The remaining shares will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company.

In February 2016, the Compensation Committee approved the revenue achievement for the 2014 Non-Executive PSUs and a total of 103,000 shares were earned by the non-executive employees. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Non-Executive PSUs is approximately $3.8 million.

 In connection with the acquisition of Sensima in July 2014, the Board of Directors granted PSUs to key Sensima employees who became employees of the Company. See Note 2 for further discussion.

2013 MSUs:

In December 2013, the Board of Directors granted 360,000 shares to the executive officers and certain key employees, which represented a target number of RSUs that would be awarded upon achievement of five MPS stock price targets ranging from $40.00 to $56.00 during a five-year performance period from January 1, 2014 to December 31, 2018 (“2013 MSUs”). The maximum number of 2013 MSUs that an employee could earn was 500% of the target shares. The 2013 MSUs will vest quarterly from January 1, 2019 to December 31, 2023 if the pre-determined performance goals are met during the performance period. Vesting is subject to the employees’ continued employment with the Company. As of December 31, 2015, all five MPS stock price targets have been achieved and the employees earned a total of 1.8 million shares.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7%, risk-free interest rate of 1.6% and dividend yield of 0.0%.  The total stock-based compensation cost for the 2013 MSUs is approximately $42.4 million.

2013 PSUs:

In February 2013, the Board of Directors granted 220,000 shares to the executive officers, which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets in 2014 (“2013 Executive PSUs”). The maximum number of 2013 Executive PSUs that an executive officer could earn was 300% of the target shares. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Executive PSUs and a total of 622,000 shares were earned by the executive officers. 50% of the 2013 Executive PSUs vested in the first quarter of 2015 and the remaining shares vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Executive PSUs is approximately $15.5 million.

In February 2013, the Board of Directors granted 91,000 shares to certain non-executive employees, which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). The maximum number of 2013 Non-Executive PSUs that an employee could earn was either 200% or 300% of the target shares, depending on the job classification of the employee. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Non-Executive PSUs and a total of 154,000 shares were earned by the non-executive employees. 50% of the 2013 Non-Executive PSUs vested in the first quarter of 2015 and the remaining shares vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Non-Executive PSUs is approximately $3.0 million.

Stock Options

A summary of stock option activity is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2013	3,813	$15.62	2.6	$25,380
Exercised	(2,446)	$15.49
Forfeited and expired	(11)	$15.27
Outstanding at December 31, 2013	1,356	$15.86	1.9	$25,506
Exercised	(742)	$16.09
Forfeited and expired	(24)	$10.07
Outstanding at December 31, 2014	590	$15.80	1.2	$20,039
Exercised	(498)	$15.55
Forfeited and expired	(2)	$6.10
Outstanding at December 31, 2015	90	$17.50	1.3	$4,134
Options exercisable at December 31, 2015 and expected to vest	90	$17.50	1.3	$4,134
Options exercisable at December 31, 2015	89	$17.50	1.3	$4,126

The following table summarizes certain information related to outstanding and exercisable options as of December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercises Prices			Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
			(in thousands)		(in years)	(in thousands)
$11.09	-	$19.29	69	$16.25	1.5	69	$16.25
$19.56	-	$23.02	21	$21.76	0.7	20	$21.76
			90	$17.50	1.3	89	$17.50

Total intrinsic value of options exercised was $18.6 million, $17.3 million and $27.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Proceeds from the exercise of stock options were $7.7 million, $11.9 million and $37.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unamortized compensation expense related to unvested options was not material.

Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations.  The ESPP provides for an automatic annual increase by an amount equal to the lesser of 1.0 million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors.  As of December 31, 2015, approximately 4.7 million shares were available for future issuance.

For the years ended December 31, 2015, 2014 and 2013, 56,000, 78,000 and 111,000 shares, respectively, were issued under the ESPP. The intrinsic value of shares issued was $0.6 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized expense as of December 31, 2015 was $78,000. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	0.5	0.5	0.5
Expected volatility	30.3%	29.4%	28.0%
Risk-free interest rate	0.2%	0.1%	0.1%
Dividend yield	1.4%	0.7%	-

Cash proceeds from the ESPP were $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 8. STOCK REPURCHASE PROGRAM

In July 2013, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. All shares were retired upon repurchase. The following table summarizes the repurchase activity under the program (in thousands, except per-share amounts):

	Shares Repurchased	Average Price Per Share	Total Amount
Cumulative balance at January 1, 2013	-	$-	$-
Repurchases	664	$31.06	20,615
Cumulative balance at December 31, 2013	664	$31.06	20,615
Repurchases	1,051	$39.19	41,198
Cumulative balance at December 31, 2014	1,715	$36.04	61,813
Repurchases	645	$50.05	32,286
Cumulative balance at December 31, 2015	2,360	$39.87	$94,099

As of December 31, 2015, the stock repurchase program expired with a remaining balance of $5.9 million.

9. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are generally payable on the 15th of the following month. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Dividend Declared per Share	Total Amount
2015:
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925
Third quarter	$0.20	$7,901
Fourth quarter	$0.20	$7,938

2014:
Second quarter	$0.15	$5,817
Third quarter	$0.15	$5,823
Fourth quarter	$0.15	$5,826

As of December 31, 2015, accrued dividends totaled $7.9 million, which were paid to stockholders on January 15, 2016.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities and other factors that the Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders. The Company anticipates that the cash used for future dividends will come from its current domestic cash and cash generated from ongoing U.S. operations. If cash held by the Company’s international subsidiaries is needed for the payment of dividends, the Company may be required to accrue and pay U.S. taxes to repatriate the funds.

Cash Dividend Equivalent Rights

Under the Company’s stock plan, outstanding RSU awards contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of December 31, 2015 and 2014, accrued dividend equivalents totaled $2.8 million and $0.8 million, respectively, which will be paid to the employees when the RSUs vest.

10.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$35,172	$35,495	$22,898

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	39,470	38,686	37,387
Effect of dilutive securities	1,399	1,107	1,233
Weighted-average outstanding shares used to compute diluted net income per share	40,869	39,793	38,620

Net income per share:
Basic	$0.89	$0.92	$0.61
Diluted	$0.86	$0.89	$0.59

Anti-dilutive common stock equivalents were not material in any of the periods presented.

 11.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(247)	$3,173	$(2,309)
International	42,738	33,219	26,316
Total income before income taxes	$42,491	$36,392	$24,007

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries. Accordingly, no provision for Federal and state income or foreign withholding taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to U.S. income taxes and potential foreign withholding taxes. As of December 31, 2015 and 2014, the unremitted earnings of foreign subsidiaries were $214.3 million and $172.7 million, respectively. The Company has sufficient cash reserves in the U.S. and intends to use the undistributed foreign earnings to fund foreign operations and research and development needs, planned capital outlay and expansion.

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$6,042	$18	$77
State	2	(28)	67
Foreign	1,213	943	1,053
Deferred:
Foreign	62	(36)	(88)
Total income tax provision	$7,319	$897	$1,109

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
Settlement with tax authorities	6.2	-	-
Foreign income at lower rates	(43.1)	(27.7)	(33.8)
Changes in valuation allowance	17.6	5.9	16.8
Stock-based compensation	-	(9.3)	(13.7)
Reserves and other	2.5	(0.4)	1.3
Effective tax rate	17.2%	2.5%	4.6%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Research tax credits	$8,869	$10,393
Deferred compensation	5,038	2,326
Other expenses not currently deductible	3,519	2,535
Stock-based compensation	1,912	4,068
Net operating losses	-	298
Depreciation and amortization	(52)	181
Total deferred tax assets	19,286	19,801
Valuation allowance	(18,614)	(19,051)
Net deferred tax assets	$672	$750

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

As of December 31, 2015 and 2014, the Company had a valuation allowance of $18.6 million and $19.1 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As of December 31, 2015, the federal and state net operating loss carryforwards for income tax purposes were approximately $0.7 million and $22.8 million, respectively. The federal net operating loss carryforwards will begin to expire in 2034 and the state net operating loss carry forwards will expire beginning in 2017. $0.7 million of the federal net operating loss carry forwards and $22.8 million of the state operating loss carry forwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized. The Company has elected to follow the “with and without” approach to account for excess tax benefits from stock options exercises. In addition, the Company only considers the direct effects of stock option exercises when calculating the amount of windfalls or shortfalls.

As of December 31, 2015, the Company had research tax credit carryforwards of $16.3 million for federal income tax purposes, which will begin to expire in 2026, and $15.6 million for state income tax purposes, which can be carried forward indefinitely. $7.4 million of the federal research tax credit and $1.6 million of the state research tax credit carryforwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

The R&D credit extension, part of the Protecting Americans from Tax Hikes (“PATH”) Act of 2015, was signed into law by the President on December 18, 2015.  Under prior law, R&D credit was extended as of December 31 2014. The PATH Act of 2015 permanently extends the R&D credit retroactively as of January 1, 2015. As a result of the retroactive extension, the Company had an increase to its federal R&D credits of approximately $1.9 million for qualifying amounts incurred in 2015. However, due to the Company’s current valuation allowance position, the credit did not result in a tax benefit.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of December 31, 2015. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

At December 31, 2015, the Company had $12.1 million of unrecognized tax benefits, $2.7 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2014, the Company had $16.4 million of unrecognized tax benefits, $4.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

 A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as at January 1, 2013	$13,081
Increases for tax position of prior year	646
Increases for tax position of current year	1,528
Decreases due to lapse of statue of limitations	(333)
Balance as of December 31, 2013	14,922
Increases for tax position of prior year	584
Increases for tax position of current year	1,760
Decreases due to lapse of statue of limitations	(860)
Balance as of December 31, 2014	16,406
Increases for tax position of current year	1,964
Decreases related to settlement with tax authorities	(4,162)
Decreases due to lapse of statue of limitations	(669)
Decreases for tax position of prior year	(1,446)
Balance as of December 31, 2015	$12,093

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2015 and 2014, the Company has approximately $0.2 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

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

In Switzerland where the Company designs and sells certain of its products, the Company’s earnings are currently subject to a tax holiday through 2018. The benefit resulting from the tax holiday had an insignificant impact on earnings per share for the periods presented.

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

In April 2015, the Company reached a final resolution with the IRS in connection with the income tax audits for the years 2005 through 2007. Under the agreement, the Company made a one-time buy-in payment of $1.2 million for taxes related primarily to the revaluation of a license for certain intellectual property rights of the Company to one of its international subsidiaries.  This buy-in payment is final and no additional payment will be required with respect to the intellectual property license for the years under examination or for a previous or subsequent tax year. In addition, the Company made an interest payment of $1.0 million as well as a tax payment of $0.1 million for the tax years 2008 to 2013 in 2015.  There were no penalties assessed on the Company as a result of the audits.

For the second quarter of 2015, the Company's income tax provision included a one-time net charge of approximately $2.7 million reflecting the taxes and interest, partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.7 million charge, approximately $1.6 million was related to taxes and $1.1 million was related to interest.

12.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2015, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

2016	$1,354
2017	631
2018	258
2019	169
2020	116
Total	$2,528

In September 2004, the Company entered into a lease arrangement for its manufacturing facility located in Chengdu, China. In September 2015, the Company exercised the option to acquire the facility for approximately $1.7 million, which consists of total construction costs minus total rent paid by the Company during the lease term. The Company expects to close the transaction in the first half of 2016.

 The Company also leases sales and research and development offices in China, Europe, Japan, Korea, Taiwan, and the United States. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.5 million and $1.2 million, respectively.

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

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$240	$451	$331
Warranty provision for product sales	333	282	476
Settlements made	(158)	(42)	(117)
Unused warranty provision	(126)	(451)	(239)
Balance at end of period	$289	$240	$451

The Company provides indemnification agreements to certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon their intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in their scope and are subject to certain terms, conditions, limitations and exclusions. In addition, the Company has entered into indemnification agreements with its directors and officers.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the limited history of indemnification claims and the unique facts and circumstances involved in each particular agreement. There were no indemnification liabilities incurred in any of the periods presented. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

13.  LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

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

In March 2014, the Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the award as a litigation benefit in the Consolidated Statements of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $0.5 million in connection with the final resolution of the lawsuit.

Silergy

In December 2011, the Company entered into a settlement and license agreement with Silergy Corp. and Silergy Technology for infringement of the Company’s patent whereby the Company would receive a total of $2.0 million.  The first $1.2 million was paid in equal installments of $0.3 million in each quarter of 2012 and the remainder was paid in two equal installments in the first two quarters of 2013. All amounts were recorded as litigation benefits in the Consolidated Statements of Operations in the periods the proceeds were received.

14.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan in 2015, 2014 and 2013.

15.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors, value-added resellers and directly to original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue:

	Year Ended December 31,
Customers	2015	2014	2013
Distributor A	24%	26%	32%
Distributor B	*	*	10%

____________

* Represents less than 10%.

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	December 31,
Customers	2015	2014
Distributor A	28%	31%
Distributor B	17%	10%

Both of the customers are third-party distributors. The Company’s agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by these distributors with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with either of these distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a few quarters following the termination of the agreement with the distributor.

16.  SEGMENT AND GEOGRAHPIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance power solutions for the communications, storage and computing, consumer and industrial markets. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2015	2014	2013
China	$213,119	$181,050	$141,400
Taiwan	41,521	38,460	34,248
Europe	22,603	19,830	15,351
Korea	20,519	14,362	9,992
Southeast Asia	18,592	13,993	21,760
Japan	9,727	8,251	7,495
United States	6,732	6,392	7,525
Other	254	197	320
Total	$333,067	$282,535	$238,091

The following is a summary of revenue by product family (in thousands):

	Year Ended December 31,
Product Family	2015	2014	2013
DC to DC products	$299,726	$253,083	$211,337
Lighting control products	33,341	29,452	26,754
Total	$333,067	$282,535	$238,091

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2015	2014
China	$40,738	$37,147
United States	40,405	33,913
Bermuda	11,624	13,383
Other	557	339
Total	$93,324	$84,782

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(360)	$4	$6,616	$6,260
Other comprehensive income (loss) before reclassifications	179	(17)	(609)	(447)
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	(2)
Net current period other comprehensive income (loss)	179	(19)	(609)	(449)
Balance as of December 31, 2014	(181)	(15)	6,007	5,811
Other comprehensive loss before reclassifications	(28)	(146)	(4,166)	(4,340)
Amounts reclassified from accumulated other comprehensive income	-	(5)	-	(5)
Net current period other comprehensive loss	(28)	(151)	(4,166)	(4,345)
Balance as of December 31, 2015	$(209)	$(166)	$1,841	$1,466

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Consolidated Statements of Operations.

18. SUBSEQUENT EVENTS

Stock Repurchase Program

In February 2016, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $50.0 million in the aggregate of its common stock through December 31, 2016.

2016 PSUs

In February 2016, the Board of Directors granted a total of 349,000 shares to the executive officers and certain non-executive employees, which represent a target number of RSUs to be awarded upon achievement of certain performance conditions. The maximum number of shares that an employee can earn is either 200% or 300% of the target shares. The PSUs contain a purchase price feature, which requires the employees to pay the Company $20 per share upon vesting of the shares.  Shares that do not vest will not be subject to the purchase price payment.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenue	$73,538	$81,416	$91,194	$86,918
Cost of revenue	33,855	37,287	41,754	40,001
Gross profit	39,683	44,129	49,440	46,917
Operating expenses:
Research and development	16,038	15,743	17,272	16,734
Selling, general and administrative	17,518	17,964	18,722	18,107
Litigation expense	270	311	136	283
Total operating expenses	33,826	34,018	36,130	35,124
Income from operations	5,857	10,111	13,310	11,793
Interest and other income (expense), net	642	235	(6)	550
Income before income taxes	6,499	10,346	13,304	12,343
Income tax provision	536	2,447	2,103	2,233
Net income	$5,963	$7,899	$11,201	$10,110

Net income per share:
Basic	$0.15	$0.20	$0.28	$0.26
Diluted	$0.15	$0.19	$0.28	$0.24
Weighted-average shares outstanding:
Basic	39,105	39,570	39,592	39,615
Diluted	40,596	40,745	40,689	41,445

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenue	$60,061	$68,436	$78,335	$75,703
Cost of revenue	27,964	31,337	35,872	34,744
Gross profit	32,097	37,099	42,463	40,959
Operating expenses:
Research and development	15,603	13,368	14,679	14,941
Selling, general and administrative	16,109	16,853	17,006	16,787
Litigation expense (benefit), net	(8,700)	274	332	66
Total operating expenses	23,012	30,495	32,017	31,794
Income from operations	9,085	6,604	10,446	9,165
Interest and other income, net	190	295	202	407
Income before income taxes	9,275	6,899	10,648	9,572
Income tax provision (benefit)	257	502	(573)	712
Net income	$9,018	$6,397	$11,221	$8,860

Net income per share:
Basic	$0.23	$0.17	$0.29	$0.23
Diluted	$0.23	$0.16	$0.28	$0.22
Weighted-average shares outstanding:
Basic	38,470	38,684	38,785	38,807
Diluted	39,517	39,608	39,727	40,321

Cash dividends declared per common share	$-	$0.15	$0.15	$0.15

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 29, 2016

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2016 Annual Meeting, and is incorporated herein by reference.

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

(2) Financial Statement Schedules

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

MONOLITHIC POWER SYSTEMS, INC.

Date: February 29, 2016	By:	/s/ MICHAEL R. HSING
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 29, 2016 by the following persons on behalf of the registrant and in the capacities indicated:

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