Form 10-Q
period 2016-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2016-05-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 40,291,092 shares of the registrant’s common stock issued and outstanding as of May 2, 2016.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$77,808	$90,860
Short-term investments	173,693	144,103
Accounts receivable, net	28,836	30,830
Inventories	62,318	63,209
Prepaid expenses and other current assets	2,909	2,926
Total current assets	345,564	331,928
Property and equipment, net	66,527	65,359
Long-term investments	5,353	5,361
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	4,540	5,053
Deferred tax assets, net	663	672
Other long-term assets	17,894	16,341
Total assets	$447,112	$431,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,731	$13,487
Accrued compensation and related benefits	9,552	9,812
Accrued liabilities	20,040	19,984
Total current liabilities	45,323	43,283
Income tax liabilities	3,114	2,941
Other long-term liabilities	16,689	16,545
Total liabilities	65,126	62,769
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 40,236 and 39,689 as of March 31, 2016 and December 31, 2015, respectively	276,450	265,763
Retained earnings	103,362	101,287
Accumulated other comprehensive income	2,174	1,466
Total stockholders’ equity	381,986	368,516
Total liabilities and stockholders’ equity	$447,112	$431,285

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$84,512	$73,538
Cost of revenue	39,002	33,855
Gross profit	45,510	39,683
Operating expenses:
Research and development	17,321	16,038
Selling, general and administrative	17,768	17,518
Litigation expense	45	270
Total operating expenses	35,134	33,826
Income from operations	10,376	5,857
Interest and other income, net	543	642
Income before income taxes	10,919	6,499
Income tax provision	344	536
Net income	$10,575	$5,963

Net income per share:
Basic	$0.26	$0.15
Diluted	$0.25	$0.15
Weighted-average shares outstanding:
Basic	40,028	39,105
Diluted	41,646	40,596

Cash dividends declared per common share	$0.20	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$10,575	$5,963
Other comprehensive income, net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2016 and 2015	(8)	5
Change in unrealized gains/losses on other available-for-sale securities, net of $0 tax in 2016 and 2015	218	31
Foreign currency translation adjustments	498	249
Total other comprehensive income, net of tax	708	285
Comprehensive income	$11,283	$6,248

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$10,575	$5,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	3,320	3,621
Loss on sales of property and equipment	58	-
Gains on investments, net	(131)	(105)
Deferred taxes, net	11	-
Stock-based compensation expense	8,979	9,219
Changes in operating assets and liabilities:
Accounts receivable	1,998	286
Inventories	851	(12,467)
Prepaid expenses and other assets	(181)	362
Accounts payable	3,342	6,902
Accrued liabilities	344	3,339
Income tax liabilities	(26)	187
Accrued compensation and related benefits	(270)	(1,626)
Net cash provided by operating activities	28,870	15,681
Cash flows from investing activities:
Property and equipment purchases	(5,346)	(4,703)
Purchases of short-term investments	(66,803)	(59,617)
Proceeds from sales of short-term investments	37,353	34,389
Contributions to employee deferred compensation plan, net	(1,030)	(2,176)
Net cash used in investing activities	(35,826)	(32,107)
Cash flows from financing activities:
Proceeds from exercise of stock options	464	1,292
Proceeds from shares issued under the employee stock purchase plan	1,285	1,121
Repurchases of common shares	-	(10,405)
Dividends and dividend equivalents paid	(7,974)	(5,859)
Net cash used in financing activities	(6,225)	(13,851)
Effect of change in exchange rates	129	(23)
Net decrease in cash and cash equivalents	(13,052)	(30,300)
Cash and cash equivalents, beginning of period	90,860	126,266
Cash and cash equivalents, end of period	$77,808	$95,966
Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$349	$242
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$840	$1,522
Liability accrued for dividends and dividend equivalents	$8,700	$8,459

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future periods.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The standard will be effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The manner of application varies by the different provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires entities to recognize a right-of-use asset and a lease liability on the balance sheets for substantially all leases with a lease term greater than 12 months, including leases currently accounted for as operating leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

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

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of March 31, 2016, 4.0 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$434	$242
Research and development	3,698	2,620
Selling, general and administrative	4,847	6,357
Total	$8,979	$9,219

In the first quarter of 2016, Ms. Meera Rao retired from the Company as its Chief Financial Officer. As the service or performance conditions for certain of Ms. Rao’s unvested restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded a credit in selling, general and administrative expenses for the three months ended March 31, 2016.

RSUs

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market and performance conditions (“MPSUs”), and RSUs with market conditions (“MSUs”). Vesting of all awards requires continued service for the Company. In addition, vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals. A summary of RSU activity is presented in the table below (in thousands, except per share amounts):

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs		Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	499	$40.75	1,933		$38.99	1,800	$23.57	4,232	$32.64
Granted	61	$58.98	1,013	(1)	$39.50	-	$-	1,074	$40.61
Performance adjustment	-	$-	(97)	(2)	$42.77	-	$-	(97)	$42.77
Released	(71)	$35.11	(421)		$29.92	-	$-	(492)	$30.66
Forfeited	(14)	$43.08	(125)		$36.84	(180)	$23.57	(319)	$29.63
Outstanding at March 31, 2016	475	$43.87	2,303		$40.83	1,620	$23.57	4,398	$34.80

(1)	Amount reflects the maximum number of PSUs and MPSUs that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount reflects the number of PSUs and MPSUs that have not been earned or may not be earned based on management’s probability assessment at each reporting period.

The intrinsic value related to awards released for the three months ended March 31, 2016 and 2015 was $29.1 million and $25.6 million, respectively. As of March 31, 2016, the total intrinsic value of all outstanding awards was $279.8 million, based on the closing stock price of $63.64. As of March 31, 2016, unamortized compensation expense related to all outstanding awards was approximately $109.0 million with a weighted-average remaining recognition period of approximately 4.5 years.

2016 Time-Based RSUs:

For the three months ended March 31, 2016, the Board of Directors granted 61,000 shares with service conditions to non-executive employees. The RSUs vest over four years, subject to continued employment with the Company.

2016 PSUs:

In February 2016, the Board of Directors granted 285,000 shares to the executive officers, which represent a target number of RSUs to be awarded based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2016 Executive PSUs”). The maximum number of 2016 Executive PSUs that an executive officer can earn is 300% of the target shares. 50% of the 2016 Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 32,000 shares granted in February 2016 as a result of the departure of its Chief Financial Officer. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Executive PSUs is approximately $30.0 million.

In February 2016, the Board of Directors granted 64,000 shares to certain non-executive employees, which represent a target number of RSUs to be awarded based on the Company’s 2017 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2016 Non-Executive PSUs”). The maximum number of 2016 Non-Executive PSUs that an employee can earn is either 200% or 300% of the target shares, depending on the job classification of the employee. 50% of the 2016 Non-Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining shares will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Non-Executive PSUs is approximately $6.2 million.

The 2016 Executive PSUs and the 2016 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $20 per share upon vesting of the shares. Shares that do not vest will not be subject to the purchase price payment. The Company determined the grant date fair value of the 2016 Executive PSUs and the 2016 Non-Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $58.98, expected term of 2.6 years, expected volatility of 31.1% and risk-free interest rate of 0.9%.

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 shares to the executive officers and certain key employees, which represent a target number of RSUs to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of 2015 MPSUs that an employee can earn is 500% of the target shares. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five MPS stock price targets ranging from $71.36 to $95.57 over a four-year period. The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five MPS stock price targets to be measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions vs. current analog topology for certain products.
2.	Successful implementation and adoption by a key player of an integrated, software-based, field-oriented-control with 3D hall sensor to motor driver.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

Subject to the employees’ continued employment with the Company, the 2015 MPSUs will fully vest on January 1, 2020 if the pre-determined individual market and performance goals in each tranche are met during the performance periods and approved by the Compensation Committee. In addition, the 2015 MPSUs contain post-vesting restrictions on sales of the vested shares by employees for up to two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. In March 2016, the Company cancelled 13,000 shares of the 2015 MPSUs as a result of the departure of its Chief Financial Officer. Assuming the achievement of all of the required performance goals, the total stock-based compensation cost for the 2015 MPSUs is approximately $24.6 million as of March 31, 2016 to be recognized for each tranche as follows: $8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche.

For the first tranche, stock-based compensation expense is being recognized over four years even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche will be recognized over one to four years depending upon the number of the operating metrics management deems probable of achievement in each reporting period. As of March 31, 2016, based on management’s assessment, two of the six operating metrics were considered probable of being achieved during the performance period. Accordingly, the Company began recognizing stock-based compensation expense for the second and third tranches in the first quarter of 2016.

Stock Options

As of March 31, 2016, outstanding and vested options totaled 64,000 shares, with a weighted-average exercise price of $17.30, a weighted-average remaining contractual term of 1.4 years, and an aggregate intrinsic value of $3.0 million.

Total intrinsic value of options exercised was $1.1 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The net cash proceeds from the exercise of stock options were $0.5 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was no unamortized compensation expense.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2016 and 2015, 29,000 and 30,000 shares, respectively, were issued under the ESPP. As of March 31, 2016, 4.7 million shares were available for future issuance.

The intrinsic value of shares issued was $0.4 million for both the three months ended March 31, 2016 and 2015. As of March 31, 2016, the unamortized expense was $0.2 million, which will be recognized through the third quarter of 2016. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	0.5	0.5
Expected volatility	29.7%	35.7%
Risk-free interest rate	0.4%	0.1%
Dividend yield	1.4%	1.2%

Cash proceeds from the shares issued under the ESPP were $1.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$12,147	$14,907
Work in process	20,373	21,177
Finished goods	29,798	27,125
Total	$62,318	$63,209

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Deferred compensation plan assets	$15,317	$13,985
Prepaid expense	1,395	1,257
Other	1,182	1,099
Total	$17,894	$16,341

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Dividends and dividend equivalents	$9,053	$8,675
Deferred revenue and customer prepayments	4,806	5,236
Stock rotation reserve	3,011	2,372
Commissions	865	763
Warranty	336	289
Income tax payable	280	465
Sales rebate	188	268
Other	1,501	1,916
Total	$20,040	$19,984

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$289	$240
Warranty provision for product sales	85	74
Unused warranty provision	(38)	(18)
Balance at end of period	$336	$296

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Deferred compensation plan liabilities	$14,383	$14,147
Dividend equivalents	2,167	2,019
Other	139	379
Total	$16,689	$16,545

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three months ended March 31, 2016.

Acquisition-related intangible assets consist of the following (in thousands):

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(348)	$670
Developed technologies	6,466	(2,596)	3,870
Total	$7,484	$(2,944)	$4,540

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Know-how	$1,018	$(297)	$721
Developed technologies	6,466	(2,134)	4,332
Total	$7,484	$(2,431)	$5,053

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations and totaled $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated future amortization expense was as follows (in thousands):

2016 (remaining nine months)	$1,538
2017	2,051
2018	841
2019	110
Total	$4,540

5. NET INCOME PER SHARE

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

The Company’s outstanding RSUs contain forfeitable rights to receive dividend equivalents, which are accumulated quarterly during the vesting periods of the restricted stock units and are payable to the employees when the awards vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$10,575	$5,963

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	40,028	39,105
Effect of dilutive securities	1,618	1,491
Weighted-average outstanding shares used to compute diluted net income per share	41,646	40,596

Net income per share:
Basic	$0.26	$0.15
Diluted	$0.25	$0.15

Anti-dilutive common stock equivalents were not material in any of the periods presented.

6. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company sells its products primarily through third-party distributors, value-added resellers and directly to original equipment manufacturers, original design manufacturers, and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue:

	Three Months Ended March 31,
Customer	2016	2015
Distributor A	20%	25%

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2016	2015
Distributor A	20%	28%
Distributor B	13%	17%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2016	2015
China	$52,388	$45,802
Taiwan	8,855	11,029
Korea	7,093	4,245
Europe	6,985	5,115
Southeast Asia	4,338	3,739
Japan	2,650	1,885
United States	2,146	1,693
Other	57	30
Total	$84,512	$73,538

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2016	2015
DC to DC products	$77,118	$66,297
Lighting control products	7,394	7,241
Total	$84,512	$73,538

The following is a summary of long-lived assets by geographic regions (in thousands):

	March 31,	December 31,
Country	2016	2015
China	$42,187	$40,738
United States	41,459	40,405
Bermuda	11,111	11,624
Other	775	557
Total	$95,532	$93,324

7. LITIGATION

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

As of March 31, 2016, there were no material pending legal proceedings to which we were a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	March 31,	December 31,
	2016	2015
Cash, cash equivalents and investments:
Cash	$50,924	$58,217
Money market funds	26,884	31,640
Certificates of deposit	18,607	21,574
U.S. treasuries and government agency bonds	155,086	123,532
Auction-rate securities backed by student-loan notes	5,353	5,361
Total	$256,854	$240,324

	March 31,	December 31,
	2016	2015
Reported as:
Cash and cash equivalents	$77,808	$90,860
Short-term investments	173,693	144,103
Long-term investments	5,353	5,361
Total	$256,854	$240,324

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Due in less than 1 year	$140,914	$110,898
Due in 1 - 5 years	32,779	33,205
Due in greater than 5 years	5,353	5,361
Total	$179,046	$149,464

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$26,884	$-	$-	$26,884	$-
Certificates of deposit	18,607	-	-	18,607	-
U.S. treasuries and government agency bonds	155,034	66	(14)	155,086	45,602
Auction-rate securities backed by student-loan notes	5,570	-	(217)	5,353	5,353
Total	$206,095	$66	$(231)	$205,930	$50,955

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,640	$-	$-	$31,640	$-
Certificates of deposit	21,574	-	-	21,574	-
U.S. treasuries and government agency bonds	123,698	4	(170)	123,532	110,720
Auction-rate securities backed by student-loan notes	5,570	-	(209)	5,361	5,361
Total	$182,482	$4	$(379)	$182,107	$116,081

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$26,884	$26,884	$-	$-
Certificates of deposit	18,607	-	18,607	-
U.S. treasuries and government agency bonds	155,086	-	155,086	-
Auction-rate securities backed by student-loan notes	5,353	-	-	5,353
Mutual funds under deferred compensation plan	9,505	9,505	-	-
Total	$215,435	$36,389	$173,693	$5,353

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$31,640	$31,640	$-	$-
Certificates of deposit	21,574	-	21,574	-
U.S. treasuries and government agency bonds	123,532	-	123,532	-
Auction-rate securities backed by student-loan notes	5,361	-	-	5,361
Mutual funds under deferred compensation plan	8,279	8,279	-	-
Total	$190,386	$39,919	$145,106	$5,361

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2016	$5,361
Change in unrealized loss included in other comprehensive income	(8)
Balance at March 31, 2016	$5,353

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31, 2016			December 31, 2015
Time-to-liquidity (months)		24			24
Expected return		2.5%			2.9%
Discount rate	4.0%	-	7.0%	4.3%	-	7.3%

10. DEFERRED COMPENSATION PLAN

The Company has a non-qualified, unfunded deferred compensation plan, which provides certain key employees, including executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the plan or guarantee returns on the investments. The Company is responsible for the plan’s administrative expenses. Participants’ deferrals and investment gains and losses remain as the Company’s liabilities and the underlying assets are subject to claims of general creditors. The following table summarizes the deferred compensation plan amounts in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2016	2015
Deferred compensation plan assets reported in:
Other long-term assets	$15,317	$13,985
Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$952	$-
Other long-term liabilities	14,383	14,147
Total	$15,335	$14,147

11. INCOME TAXES

The income tax provision for the three months ended March 31, 2016 was $0.3 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three months ended March 31, 2015 was $0.5 million, or 8.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from stock option exercises, the release of RSUs and changes in the valuation allowance.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of March 31, 2016. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

Unrecognized Tax Benefits

As of March 31, 2016, the Company had $12.5 million of unrecognized tax benefits, $2.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2015, the Company had $12.1 million of unrecognized tax benefits, $2.7 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of March 31, 2016 and December 31, 2015, the Company has approximately $0.3 million and $0.2 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$(209)	$(166)	$1,841	$1,466
Other comprehensive income (loss) before reclassifications	(8)	220	498	710
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	(2)
Net current period other comprehensive income (loss)	(8)	218	498	708
Balance as of March 31, 2016	$(217)	$52	$2,339	$2,174

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Condensed Consolidated Statement of Operations.

13. STOCK REPURCHASE

In July 2013, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. The stock repurchase program expired as of December 31, 2015 with a remaining balance of $5.9 million. Shares were retired upon repurchase under the program.

In February 2016, the Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. Shares are retired upon repurchase under the program.

The Company did not repurchase any shares for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company repurchased 0.2 million shares for a total of $10.4 million at an average price of $51.33.

14. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Stockholders of record as of the last day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are generally payable on the 15th of the following month. For the three months ended March 31, 2016, the Board of Directors declared a cash dividend of $0.20 per share for a total of $8.0 million. For the three months ended March 31, 2015, the Board of Directors declared a cash dividend of $0.20 per share for a total of $7.9 million. As of March 31, 2016 and December 31, 2015, accrued dividends totaled $8.0 million and $7.9 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of March 31, 2016 and December 31, 2015, accrued dividend equivalents totaled $3.2 million and $2.8 million, respectively, which will be payable to the employees when the RSUs vest.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the communications, storage and computing, consumer and industrial markets, which account for a majority of our revenue,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	near-term business outlook for the remainder of 2016 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate acquisitions and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to and undertake no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2016 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Overview

We are a leading company in high performance power solutions. Founded in 1997, we design and provide small, highly energy efficient, easy-to-use power solutions for systems found in industrial applications, telecommunication infrastructure, cloud computing, automotive, and consumer applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical, compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% and 91% for the three months ended March 31, 2016 and 2015, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which serves the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three months ended March 31, 2016, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statement of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2016		2015
	(in thousands, except percentages)
Revenue	$84,512	100.0%	$73,538	100.0%
Cost of revenue	39,002	46.1	33,855	46.0
Gross profit	45,510	53.9	39,683	54.0
Operating expenses:
Research and development	17,321	20.5	16,038	21.8
Selling, general and administrative	17,768	21.0	17,518	23.8
Litigation expense	45	0.1	270	0.4
Total operating expenses	35,134	41.6	33,826	46.0
Income from operations	10,376	12.3	5,857	8.0
Interest and other income, net	543	0.6	642	0.8
Income before income taxes	10,919	12.9	6,499	8.8
Income tax provision	344	0.4	536	0.7
Net income	$10,575	12.5%	$5,963	8.1%

Revenue

The following table shows our revenue by product family:

	Three Months Ended March 31,
Product Family	2016	% of Revenue	2015	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$77,118	91.3%	$66,297	90.2%	16.3%
Lighting control products	7,394	8.7%	7,241	9.8%	2.1%
Total	$84,512	100.0%	$73,538	100.0%	14.9%

Revenue for the three months ended March 31, 2016 was $84.5 million, an increase of $11.0 million, or 14.9%, from $73.5 million for the three months ended March 31, 2015. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 22% due to higher market demand with current customers and design wins with new customers, which was partially offset by a 6% decrease in average sales prices. Revenue from our DC to DC products was $77.1 million for the three months ended March 31, 2016, an increase of $10.8 million, or 16.3%, from the same period in 2015. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $7.4 million for the three months ended March 31, 2016, an increase of $0.2 million, or 2.1%, compared with the same period in 2015.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization of acquisition-related intangible assets.

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentages)
Cost of revenue	$39,002	$33,855	15.2%
Cost of revenue as a percentage of revenue	46.1%	46.0%
Gross profit	$45,510	$39,683	14.7%
Gross margin	53.9%	54.0%

Cost of revenue was $39.0 million, or 46.1% of revenue, for the three months ended March 31, 2016, and $33.9 million, or 46.0% of revenue, for the three months ended March 31, 2015. The $5.1 million increase in cost of revenue was primarily due to a 22% increase in unit shipments, partially offset by a 5% decrease in the average direct cost of units shipped.

Gross margin was 53.9% for the three months ended March 31, 2016, compared with 54.0% for the three months ended March 31, 2015. The decrease in gross margin was primarily due to increased sales of lower margin products and a larger write-down on inventory, partially offset by lower labor and overhead costs as a percentage of revenue.

When we record a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentages)
R&D expenses	$17,321	$16,038	8.0%
As a percentage of revenue	20.5%	21.8%

R&D expenses were $17.3 million, or 20.5% of revenue, for the three months ended March 31, 2016 and $16.0 million, or 21.8% of revenue, for the three months ended March 31, 2015. The $1.3 million increase in R&D expenses was primarily due to an increase of $1.1 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, and an increase of $1.1 million in cash compensation expenses, which include salary, benefits and bonuses. These increases were partially offset by a decrease of $0.7 million related to certain new product development expenses. Our R&D headcount was 512 employees as of March 31, 2016, compared with 482 employees as of March 31, 2015.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentages)
SG&A expenses	$17,768	$17,518	1.4%
As a percentage of revenue	21.0%	23.8%

SG&A expenses were $17.8 million, or 21.0% of revenue, for the three months ended March 31, 2016 and $17.5 million, or 23.8% of revenue, for the three months ended March 31, 2015. The $0.3 million increase in SG&A expenses was primarily due to an increase of $1.4 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $1.0 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.4 million in commission expenses due to higher revenue, and an increase of $0.1 million in advertising expenses. These increases were partially offset by a $2.9 million credit we recorded for the reversal of certain previously accrued stock-based compensation expenses (see below). Our SG&A headcount was 319 employees as of March 31, 2016, compared with 276 employees as of March 31, 2015.

In the first quarter of 2016, Ms. Meera Rao retired from the position of Chief Financial Officer. As the service or performance conditions for certain of Ms. Rao’s unvested restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in SG&A expenses for the three months ended March 31, 2016.

Litigation Expense

Litigation expense was $45,000 for the three months ended March 31, 2016, compared with $0.3 million for the three months ended March 31, 2015. The lower expense was due to decreased litigation activity.

Interest and Other Income, Net

Interest and other income, net, was $0.5 million for the three months ended March 31, 2016, compared with $0.6 million for the three months ended March 31, 2015. The decrease was primarily due to foreign currency exchange losses incurred in the three months ended March 31, 2016 compared to foreign currency exchange gains recorded in the same period in 2015, partially offset by higher income related to the changes in the value of the employee deferred compensation plan assets.

Income Tax Provision

The income tax provision for the three months ended March 31, 2016 was $0.3 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three months ended March 31, 2015 was $0.5 million, or 8.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises, the release of RSUs and changes in the valuation allowance.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of March 31, 2016. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
	(in thousands, except percentages)
Cash and cash equivalents	$77,808	$90,860
Short-term investments	173,693	144,103
Total cash, cash equivalents and short-term investments	$251,501	$234,963
Percentage of total assets	56.3%	54.5%

Total current assets	$345,564	$331,928
Total current liabilities	(45,323)	(43,283)
Working capital	$300,241	$288,645

As of March 31, 2016, we had cash and cash equivalents of $77.8 million and short-term investments of $173.7 million, compared with cash and cash equivalents of $90.9 million and short-term investments of $144.1 million as of December 31, 2015. As of March 31, 2016, $44.0 million of cash and cash equivalents and $72.9 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund the U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2016, we had working capital of $300.2 million, compared with working capital of $288.6 million as of December 31, 2015. The $11.6 million increase in working capital was due to a $13.6 million increase in current assets, partially offset by a $2.0 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, partially offset by a decrease in cash and cash equivalents and accounts receivable. The increase in current liabilities was primarily due to an increase in accounts payable.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$28,870	$15,681
Net cash used in investing activities	(35,826)	(32,107)
Net cash used in financing activities	(6,225)	(13,851)
Effect of exchange rate changes on cash and cash equivalents	129	(23)
Net decrease in cash and cash equivalents	$(13,052)	$(30,300)

For the three months ended March 31, 2016, net cash provided by operating activities was $28.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $6.1 million from the changes in our operating assets and liabilities. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future growth. The decrease in accounts receivable was primarily driven by lower shipments during the quarter. For the three months ended March 31, 2015, net cash provided by operating activities was $15.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $3.0 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future growth.

For the three months ended March 31, 2016, net cash used in investing activities was $35.8 million, primarily due to net purchases of investments of $29.5 million, purchases of property and equipment of $5.3 million, and net contributions to the employee deferred compensation plan of $1.0 million. For the three months ended March 31, 2015, net cash used in investing activities was $32.1 million, primarily due to net purchases of investments of $27.4 million and purchases of property and equipment of $4.7 million.

During the first quarter of 2016, we completed the purchase of a previously leased manufacturing facility in Chengdu, China for approximately $1.6 million. In addition, in 2015, our Board of Directors approved a plan to spend up to $17 million to purchase additional office space in China in 2016 and beyond to accommodate future growth. No related purchases or commitments were made in the first quarter of 2016.

For the three months ended March 31, 2016, net cash used in financing activities was $6.2 million, primarily reflecting $8.0 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.7 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the three months ended March 31, 2015, net cash used in financing activities was $13.9 million, primarily reflecting $10.4 million used in repurchases of our common stock pursuant to our stock repurchase program and $5.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.4 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock. The program expired on December 31, 2015. In February 2016, our Board of Directors approved a new stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016. For the three months ended March 31, 2016, we did not repurchase any shares. For the three months ended March 31, 2015, we repurchased a total of 0.2 million shares for $10.4 million, at an average price of $51.33 per share.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock, beginning in July 2014. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated quarterly during the vesting periods of the RSUs and are payable to the employees when the awards vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the three months ended March 31, 2016, we paid dividends and dividend equivalents totaling $8.0 million.  For the three months ended March 31, 2015, we paid dividends and dividend equivalents totaling $5.9 million.

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

Contractual Obligations

We lease our sales and research and development offices in China, Europe, Japan, Korea, Singapore, Taiwan and the United States. Certain of our facility leases provide for periodic rent increases. During the first quarter of 2016, we completed the purchase of a previously leased manufacturing facility in Chengdu, China for approximately $1.6 million.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of March 31, 2016, the outstanding balance under our purchase commitments was $40.6 million, compared with $32.7 million as of December 31, 2015.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and interim chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2016, there were no material pending legal proceedings to which we were a party.

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

We believe that the application of our products in the communications, storage and computing, consumer and industrial markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2016, approximately 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 20% of our total revenue for the three months ended March 31, 2016. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 20% of our total revenue for the three months ended March 31, 2016. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At March 31, 2016, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 32 years.

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

Our business is subject to various governmental laws and regulations, and compliance with these regulations may impact our revenue and cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. On March 24, 2016, these restrictions were temporarily lifted until June 30, 2016. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed. Furthermore, if we lose key personnel, the search for a qualified replacement and the transition could interrupt our operations as the search for replacement could take us longer than expected and divert management resources, or the newly hired employee could take longer than expected to integrate into the team.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA in July 2014 to further our diversification strategy and create new opportunities with key customers. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, and incur impairment charges related to goodwill or other acquisition-related intangibles. Such actions could impact our operating results and the price of our common stock. For example, as part of the contingent consideration arrangement that was part of our acquisition of Sensima, we may have to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieves a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date of $2.5 million was recorded in other long-term liabilities in our financial statements and is remeasured at the end of each reporting period. During the fourth quarter of 2015, we determined the fair value of the contingent consideration was $0 and released the liability of $2.5 million, as we did not expect the milestones would be achieved. We will continue to assess the probability of former Sensmia shareholders earning the contingent consideration in 2016 and may record additional adjustment to the fair value.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan Form of Grant Agreement (Amended).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 6, 2016	/s/ T. BERNIE BLEGEN
T. Bernie Blegen
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Monolithic Power Systems, Inc.2014 Equity Incentive Plan Form of Grant Agreement (Amended).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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