Form 10-Q
period 2016-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2016-07-29
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 40,492,256 shares of the registrant’s common stock issued and outstanding as of July 25, 2016.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$82,046	$90,860
Short-term investments	161,818	144,103
Accounts receivable, net	31,351	30,830
Inventories	69,919	63,209
Other current assets	3,980	2,926
Total current assets	349,114	331,928
Property and equipment, net	74,293	65,359
Long-term investments	5,294	5,361
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	4,027	5,053
Deferred tax assets, net	644	672
Other long-term assets	28,698	16,341
Total assets	$468,641	$431,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,140	$13,487
Accrued compensation and related benefits	14,116	9,812
Accrued liabilities	18,855	19,984
Total current liabilities	52,111	43,283
Income tax liabilities	3,328	2,941
Other long-term liabilities	18,062	16,545
Total liabilities	73,501	62,769
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 40,480 and 39,689 as of June 30, 2016 and December 31, 2015, respectively	289,129	265,763
Retained earnings	105,883	101,287
Accumulated other comprehensive income	128	1,466
Total stockholders’ equity	395,140	368,516
Total liabilities and stockholders’ equity	$468,641	$431,285

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$94,079	$81,416	$178,591	$154,954
Cost of revenue	43,153	37,287	82,155	71,142
Gross profit	50,926	44,129	96,436	83,812
Operating expenses:
Research and development	17,876	15,743	35,197	31,781
Selling, general and administrative	21,531	17,964	39,299	35,482
Litigation expense (benefit), net	(8)	311	37	581
Total operating expenses	39,399	34,018	74,533	67,844
Income from operations	11,527	10,111	21,903	15,968
Interest and other income, net	597	235	1,140	877
Income before income taxes	12,124	10,346	23,043	16,845
Income tax provision	926	2,447	1,270	2,983
Net income	$11,198	$7,899	$21,773	$13,862

Net income per share:
Basic	$0.28	$0.20	$0.54	$0.35
Diluted	$0.27	$0.19	$0.52	$0.34
Weighted-average shares outstanding:
Basic	40,387	39,570	40,208	39,337
Diluted	41,716	40,745	41,681	40,670

Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$11,198	$7,899	$21,773	$13,862
Other comprehensive income (loss), net of tax:
Change in unrealized losses on auction-rate securities, net of $0 tax in 2016 and 2015	(59)	(19)	(67)	(14)
Change in unrealized gains on other available-for-sale securities, net of $0 tax in 2016 and 2015	52	4	270	35
Foreign currency translation adjustments	(2,039)	105	(1,541)	354
Total other comprehensive income (loss), net of tax	(2,046)	90	(1,338)	375
Comprehensive income	$9,152	$7,989	$20,435	$14,237

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$21,773	$13,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	6,873	7,092
Loss on sales of property and equipment	58	-
(Gains) losses on investments, net	(244)	256
Deferred taxes, net	12	-
Excess tax benefits from equity awards	(361)	(2,648)
Stock-based compensation expense	20,726	18,716
Changes in operating assets and liabilities:
Accounts receivable	(520)	(1,134)
Inventories	(6,758)	(24,029)
Other assets	(10,417)	405
Accounts payable	7,176	4,687
Accrued liabilities	769	2,807
Income tax liabilities	395	1,122
Accrued compensation and related benefits	4,386	2,213
Net cash provided by operating activities	43,868	23,349
Cash flows from investing activities:
Property and equipment purchases	(18,678)	(6,655)
Purchases of short-term investments	(106,004)	(129,663)
Proceeds from sales of short-term investments	87,919	91,962
Contributions to employee deferred compensation plan, net	(1,623)	(2,775)
Net cash used in investing activities	(38,386)	(47,131)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(150)	(150)
Proceeds from exercise of stock options	1,040	6,680
Proceeds from shares issued under the employee stock purchase plan	1,285	1,121
Repurchases of common shares	-	(18,129)
Dividends and dividend equivalents paid	(16,480)	(13,842)
Excess tax benefits from equity awards	361	2,648
Net cash used in financing activities	(13,944)	(21,672)
Effect of change in exchange rates	(352)	56
Net decrease in cash and cash equivalents	(8,814)	(45,398)
Cash and cash equivalents, beginning of period	90,860	126,266
Cash and cash equivalents, end of period	$82,046	$80,868
Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$712	$1,755
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$472	$681
Liability accrued for dividends and dividend equivalents	$9,312	$9,121

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2016 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The standard will be effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The manner of application varies by the different provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

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

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of June 30, 2016, 3.9 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$380	$284	$814	$526
Research and development	3,318	2,503	7,016	5,123
Selling, general and administrative	8,049	6,710	12,896	13,067
Total	$11,747	$9,497	$20,726	$18,716

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for certain of her unvested restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the one-time credit in selling, general and administrative expenses for the three months ended March 31, 2016.

RSUs

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market and performance conditions (“MPSUs”), and RSUs with market conditions (“MSUs”). Vesting of all awards requires continued service for the Company. In addition, vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals. A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs		Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	499	$40.75	1,933		$38.99	1,800	$23.57	4,232	$32.64
Granted	116	$61.45	1,253	(1)	$40.77	-	$-	1,369	$42.52
Performance adjustment	-	$-	(234	) (2)	$41.14	-	$-	(234)	$41.14
Released	(142)	$33.69	(563)		$30.07	-	$-	(705)	$30.80
Forfeited	(18)	$42.92	(129)		$36.82	(180)	$23.57	(327)	$029.87
Outstanding at June 30, 2016	455	$48.18	2,260		$42.10	1,620	$23.57	4,335	$35.81

(1)	Amount reflects the maximum number of PSUs and MPSUs that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount reflects the adjustment to the number of PSUs and MPSUs that have not been earned or may not be earned based on management’s probability assessment at each reporting period.

The intrinsic value related to awards released for the three months ended June 30, 2016 and 2015 was $13.5 million and $8.4 million, respectively. The intrinsic value related to awards released for the six months ended June 30, 2016 and 2015 was $42.6 million and $33.9 million, respectively. As of June 30, 2016, the total intrinsic value of all outstanding awards was $296.1 million, based on the closing stock price of $68.32. As of June 30, 2016, unamortized compensation expense related to all outstanding awards was approximately $105.8 million with a weighted-average remaining recognition period of approximately four years.

2016 Time-Based RSUs:

For the six months ended June 30, 2016, the Board of Directors granted 116,000 shares with service conditions to employees and non-employee directors. The RSUs vest over one year for non-employee directors and four years for employees, subject to continued employment with the Company.

2016 PSUs:

In February 2016, the Board of Directors granted 285,000 shares to the executive officers, which represent a target number of RSUs to be awarded based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2016 Executive PSUs”). The maximum number of 2016 Executive PSUs that an executive officer can earn is 300% of the target shares. 50% of the 2016 Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining shares will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 32,000 shares granted in February 2016 as a result of the departure of its then Chief Financial Officer. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Executive PSUs is approximately $30.0 million.

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

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. In March 2016, the Company cancelled 13,000 shares of the 2015 MPSUs as a result of the departure of its then Chief Financial Officer. Assuming the achievement of all of the required performance goals, the total stock-based compensation cost for the 2015 MPSUs is approximately $24.6 million to be recognized as follows: $8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche.

For the first tranche, stock-based compensation expense is being recognized over four years even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche will be recognized depending upon the number of the operating metrics management deems probable of achievement in each reporting period. As of March 31, 2016 and June 30, 2016, based on management’s assessment, two of the six operating metrics were considered probable of being achieved during the performance period. Accordingly, stock-based compensation expense is being recognized for the second and third tranches over four years.

Stock Options

As of June 30, 2016, outstanding and vested options totaled 34,000 shares, with a weighted-average exercise price of $15.68, a weighted-average remaining contractual term of 1.5 years, and an aggregate intrinsic value of $1.8 million.

Total intrinsic value of options exercised was $1.4 million and $12.9 million for the three months ended June 30, 2016 and 2015, respectively. Total intrinsic value of options exercised was $2.5 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively. The net cash proceeds from the exercise of stock options were $1.0 million and $6.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was no unamortized compensation expense.

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, 29,000 and 30,000 shares, respectively, were issued under the ESPP. As of June 30, 2016, 4.7 million shares were available for future issuance.

The intrinsic value of shares issued was $0.4 million for both the six months ended June 30, 2016 and 2015. As of June 30, 2016, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2016. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected term (years)	0.5	0.5
Expected volatility	29.7%	35.7%
Risk-free interest rate	0.4%	0.1%
Dividend yield	1.4%	1.2%

Cash proceeds from the shares issued under the ESPP were $1.3 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$14,423	$14,907
Work in process	21,640	21,177
Finished goods	33,856	27,125
Total	$69,919	$63,209

When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Deferred compensation plan assets	$16,217	$13,985
Prepaid wafer purchase	10,000	-
Other prepaid expense	1,282	1,257
Other	1,199	1,099
Total	$28,698	$16,341

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Dividends and dividend equivalents	$8,852	$8,675
Deferred revenue and customer prepayments	4,916	5,236
Stock rotation reserve	1,641	2,372
Warranty	950	289
Commissions	846	763
Sales rebate	221	268
Income tax payable	124	465
Other	1,305	1,916
Total	$18,855	$19,984

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$336	$296	$289	$240
Warranty provision for product sales	734	81	819	155
Settlement made	(42)	(154)	(42)	(154)
Unused warranty provision	(78)	(18)	(116)	(36)
Balance at end of period	$950	$205	$950	$205

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Deferred compensation plan liabilities	$15,395	$14,147
Dividend equivalents	2,539	2,019
Other	128	379
Total	$18,062	$16,545

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and six months ended June 30, 2016.

Acquisition-related intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(399)	$619
Developed technologies	6,466	(3,058)	3,408
Total	$7,484	$(3,457)	$4,027

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(297)	$721
Developed technologies	6,466	(2,134)	4,332
Total	$7,484	$(2,431)	$5,053

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2016 and 2015, amortization expense totaled $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, amortization expense totaled $1.0 million and $0.7 million, respectively.

As of June 30, 2016, the estimated future amortization expense was as follows (in thousands):

2016 (remaining six months)	$1,025
2017	2,051
2018	841
2019	110
Total	$4,027

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

The Company’s outstanding RSUs contain forfeitable rights to receive dividend equivalents, which are accumulated and payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$11,198	$7,899	$21,773	$13,862

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	40,387	39,570	40,208	39,337
Effect of dilutive securities	1,329	1,175	1,473	1,333
Weighted-average outstanding shares used to compute diluted net income per share	41,716	40,745	41,681	40,670

Net income per share:
Basic	$0.28	$0.20	$0.54	$0.35
Diluted	$0.27	$0.19	$0.52	$0.34

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes those customers with sales greater than 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2016	2015	2016	2015
Distributor A	24%	23%	22%	24%

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	June 30,	December 31,
Customer	2016	2015
Distributor A	27%	28%
Distributor B	11%	17%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2016	2015	2016	2015
China	$60,928	$53,450	$113,316	$99,252
Taiwan	10,160	10,143	19,015	21,172
Europe	7,054	5,317	14,039	10,432
Korea	7,024	5,109	14,117	9,354
Southeast Asia	3,501	3,336	7,840	7,075
Japan	3,037	2,412	5,687	4,297
United States	2,303	1,566	4,449	3,259
Other	72	83	128	113
Total	$94,079	$81,416	$178,591	$154,954

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2016	2015	2016	2015
DC to DC products	$84,221	$73,195	$161,339	$139,492
Lighting control products	9,858	8,221	17,252	15,462
Total	$94,079	$81,416	$178,591	$154,954

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2016	2015
China	$49,959	$40,738
United States	41,983	40,405
Bermuda	20,598	11,624
Other	1,049	557
Total	$113,589	$93,324

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

As of June 30, 2016, there were no material pending legal proceedings to which the Company was a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	June 30,	December 31,
	2016	2015
Cash, cash equivalents and investments:
Cash	$54,182	$58,217
Money market funds	27,864	31,640
Certificates of deposit	7,525	21,574
Corporate debt securities	7,581	-
U.S. treasuries and government agency bonds	146,712	123,532
Auction-rate securities backed by student-loan notes	5,294	5,361
Total	$249,158	$240,324

	June 30,	December 31,
	2016	2015
Reported as:
Cash and cash equivalents	$82,046	$90,860
Short-term investments	161,818	144,103
Long-term investments	5,294	5,361
Total	$249,158	$240,324

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Due in less than 1 year	$131,926	$110,898
Due in 1 - 5 years	29,892	33,205
Due in greater than 5 years	5,294	5,361
Total	$167,112	$149,464

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	June 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$27,864	$-	$-	$27,864	$-
Certificates of deposit	7,525	-	-	7,525	-
Corporate debt securities	7,570	11	-	7,581	-
U.S. treasuries and government agency bonds	146,619	97	(4)	146,712	16,002
Auction-rate securities backed by student-loan notes	5,570	-	(276)	5,294	5,294
Total	$195,148	$108	$(280)	$194,976	$21,296

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,640	$-	$-	$31,640	$-
Certificates of deposit	21,574	-	-	21,574	-
U.S. treasuries and government agency bonds	123,698	4	(170)	123,532	110,720
Auction-rate securities backed by student-loan notes	5,570	-	(209)	5,361	5,361
Total	$182,482	$4	$(379)	$182,107	$116,081

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$27,864	$27,864	$-	$-
Certificates of deposit	7,525	-	7,525	-
Corporate debt securities	7,581	-	7,581	-
U.S. treasuries and government agency bonds	146,712	-	146,712	-
Auction-rate securities backed by student-loan notes	5,294	-	-	5,294
Mutual funds under deferred compensation plan	10,162	10,162	-	-
Total	$205,138	$38,026	$161,818	$5,294

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$31,640	$31,640	$-	$-
Certificates of deposit	21,574	-	21,574	-
U.S. treasuries and government agency bonds	123,532	-	123,532	-
Auction-rate securities backed by student-loan notes	5,361	-	-	5,361
Mutual funds under deferred compensation plan	8,279	8,279	-	-
Total	$190,386	$39,919	$145,106	$5,361

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2016	$5,361
Change in unrealized loss included in other comprehensive income	(67)
Balance at June 30, 2016	$5,294

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30,			December 31,
	2016			2015
Time-to-liquidity (months)		24			24
Expected return		2.1%			2.9%
Discount rate	4.2%	-	7.2%	4.3%	-	7.3%

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

	June 30,	December 31,
	2016	2015
Deferred compensation plan assets reported in:
Other long-term assets	$16,217	$13,985
Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$952	$-
Other long-term liabilities	15,395	14,147
Total	$16,347	$14,147

11. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2016 was $0.9 million, or 7.6% of the pre-tax income, and $1.3 million, or 5.5% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three and six months ended June 30, 2015 was $2.4 million, or 23.7% of the pre-tax income, and $3.0 million, or 17.7% of the pre-tax income, respectively. The Company recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits for the tax years 2005 through 2007 in the second quarter of 2015. In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because the foreign income was taxed at lower rates, and because of the benefit that the Company realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of June 30, 2016. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

Unrecognized Tax Benefits

As of June 30, 2016, the Company had $14.0 million of unrecognized tax benefits, $3.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2015, the Company had $12.1 million of unrecognized tax benefits, $2.7 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of June 30, 2016 and December 31, 2015, the Company has approximately $0.3 million and $0.2 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

Income Tax Examination

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. In May 2016, the IRS notified the Company that its federal income tax return for the year ended December 31, 2014 is under examination.  The opening conference with the IRS for the examination is scheduled in August 2016.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$(209)	$(166)	$1,841	$1,466
Other comprehensive income (loss) before reclassifications	(8)	220	498	710
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	(2)
Net current period other comprehensive income (loss)	(8)	218	498	708
Balance as of March 31, 2016	(217)	52	2,339	2,174
Other comprehensive income (loss) before reclassifications	(59)	53	(2,039)	(2,045)
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income (loss)	(59)	52	(2,039)	(2,046)
Balance as of June 30, 2016	$(276)	$104	$300	$128

The amounts reclassified from accumulated other comprehensive income were recorded in interest and other income, net, in the Condensed Consolidated Statement of Operations.

13. STOCK REPURCHASE

In July 2013, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the program through December 31, 2015. The stock repurchase program expired as of December 31, 2015 with a remaining unused balance of $5.9 million. Shares were retired upon repurchase under the program.

In February 2016, the Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. Shares are retired upon repurchase under the program.

The Company did not repurchase any shares for the three and six months ended June 30, 2016. For the three months ended June 30, 2015, the Company repurchased 0.1 million shares for $7.7 million at an average price of $52.19. For the six months ended June 30, 2015, the Company repurchased 0.4 million shares for $18.1 million at an average price of $51.70.

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

	Dividend Declared per Share	Total Amount
2016:
First quarter	$0.20	$8,047
Second quarter	$0.20	$8,096

2015:
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925

As of June 30, 2016 and December 31, 2015, accrued dividends totaled $8.1 million and $7.9 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and are payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of June 30, 2016 and December 31, 2015, accrued dividend equivalents totaled $3.3 million and $2.8 million, respectively, which will be payable to the employees when the underlying RSUs vest.

15. SUBSEQUENT EVENT

2016 PSUs

In July 2016, the Company appointed Mr. Bernie Blegen as its new Chief Financial Officer. In connection with the appointment, the Board granted 12,000 shares to Mr. Blegen, subject to the terms and conditions of the 2016 Executive PSUs (see Note 2).

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2016 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  Our revenue from direct or indirect sales to customers in Asia was 90% and 91% for the three months ended June 30, 2016 and 2015, and 90% and 91% for the six months ended June 30, 2016 and 2015, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which serves the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2016, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands, except percentages)
Revenue	$94,079	100.0%	$81,416	100.0%	$178,591	100.0%	$154,954	100.0%
Cost of revenue	43,153	45.9	37,287	45.8	82,155	46.0	71,142	45.9
Gross profit	50,926	54.1	44,129	54.2	96,436	54.0	83,812	54.1
Operating expenses:
Research and development	17,876	19.0	15,743	19.3	35,197	19.7	31,781	20.5
Selling, general and administrative	21,531	22.9	17,964	22.1	39,299	22.0	35,482	22.9
Litigation expense (benefit), net	(8)	-	311	0.4	37	-	581	0.4
Total operating expenses	39,399	41.9	34,018	41.8	74,533	41.7	67,844	43.8
Income from operations	11,527	12.2	10,111	12.4	21,903	12.3	15,968	10.3
Interest and other income, net	597	0.7	235	0.3	1,140	0.6	877	0.6
Income before income taxes	12,124	12.9	10,346	12.7	23,043	12.9	16,845	10.9
Income tax provision	926	1.0	2,447	3.0	1,270	0.7	2,983	1.9
Net income	$11,198	11.9%	$7,899	9.7%	$21,773	12.2%	$13,862	9.0%

Revenue

The following table shows our revenue by product family:

	Three Months Ended June 30,					Six Months Ended June 30,
Product Family	2016	% of Revenue	2015	% of Revenue	Change	2016	% of Revenue	2015	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$84,221	89.5%	$73,195	89.9%	15.1%	$161,339	90.3%	$139,492	90.0%	15.7%
Lighting control products	9,858	10.5%	8,221	10.1%	19.9%	17,252	9.7%	15,462	10.0%	11.6%
Total	$94,079	100.0%	$81,416	100.0%	15.6%	$178,591	100.0%	$154,954	100.0%	15.3%

Revenue for the three months ended June 30, 2016 was $94.1 million, an increase of $12.7 million, or 15.6%, from $81.4 million for the three months ended June 30, 2015. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 10% due to higher market demand with current customers and recent design wins with new customers, coupled with a 5% increase in average sales prices. Revenue from our DC to DC products was $84.2 million for the three months ended June 30, 2016, an increase of $11.0 million, or 15.1%, from the same period in 2015. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $9.9 million for the three months ended June 30, 2016, an increase of $1.6 million, or 19.9%, compared with the same period in 2015.

Revenue for the six months ended June 30, 2016 was $178.6 million, an increase of $23.6 million, or 15.3%, from $155.0 million for the six months ended June 30, 2015. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 15% due to higher market demand with current customers and recent design wins with new customers, which was partially offset by a 1% decrease in average sales prices. Revenue from our DC to DC products was $161.3 million for the six months ended June 30, 2016, an increase of $21.8 million, or 15.7%, from the same period in 2015. This increase was primarily due to higher sales of our DC to DC converters and battery chargers, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $17.3 million for the six months ended June 30, 2016, an increase of $1.8 million, or 11.6%, compared with the same period in 2015.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization of acquisition-related intangible assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
Cost of revenue	$43,153	$37,287	15.7%	$82,155	$71,142	15.5%
Cost of revenue as a percentage of revenue	45.9%	45.8%		46.0%	45.9%
Gross profit	$50,926	$44,129	15.4%	$96,436	$83,812	15.1%
Gross margin	54.1%	54.2%		54.0%	54.1%

Cost of revenue was $43.2 million, or 45.9% of revenue, for the three months ended June 30, 2016, and $37.3 million, or 45.8% of revenue, for the three months ended June 30, 2015. The $5.9 million increase in cost of revenue was primarily due to a 10% increase in unit shipments, coupled with a 3% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by increases of $0.6 million in warranty expenses and $0.3 million in inventory write-downs.

Gross margin was 54.1% for the three months ended June 30, 2016, compared with 54.2% for the three months ended June 30, 2015. The decrease in gross margin was primarily due to higher warranty expenses and inventory write-downs, partially offset by increased sales of higher margin products and lower labor and overhead costs as a percentage of revenue.

Cost of revenue was $82.2 million, or 46.0% of revenue, for the six months ended June 30, 2016, and $71.1 million, or 45.9% of revenue, for the six months ended June 30, 2015. The $11.1 million increase in cost of revenue was primarily due to a 15% increase in unit shipments, partially offset by a 1% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by increases of $0.8 million in inventory write-downs and $0.6 million in warranty expenses.

Gross margin was 54.0% for the six months ended June 30, 2016, compared with 54.1% for the six months ended June 30, 2015. The decrease in gross margin was primarily due to higher inventory write-downs and warranty expenses, partially offset by lower labor and overhead costs as a percentage of revenue.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
R&D expenses	$17,876	$15,743	13.5%	$35,197	$31,781	10.7%
As a percentage of revenue	19.0%	19.3%		19.7%	20.5%

R&D expenses were $17.9 million, or 19.0% of revenue, for the three months ended June 30, 2016 and $15.7 million, or 19.3% of revenue, for the three months ended June 30, 2015. The $2.2 million increase in R&D expenses was primarily due to an increase of $0.9 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.8 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, and an increase of $0.6 million in new product development expenses. Our R&D headcount was 540 employees as of June 30, 2016, compared with 495 employees as of June 30, 2015.

R&D expenses were $35.2 million, or 19.7% of revenue, for the six months ended June 30, 2016 and $31.8 million, or 20.5% of revenue, for the six months ended June 30, 2015. The $3.4 million increase in R&D expenses was primarily due to an increase of $2.0 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $1.9 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
SG&A expenses	$21,531	$17,964	19.9%	$39,299	$35,482	10.8%
As a percentage of revenue	22.9%	22.1%		22.0%	22.9%

SG&A expenses were $21.5 million, or 22.9% of revenue, for the three months ended June 30, 2016 and $18.0 million, or 22.1% of revenue, for the three months ended June 30, 2015. The $3.5 million increase in SG&A expenses was primarily due to an increase of $1.3 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $0.7 million in commission expenses due to higher revenue, an increase of $0.4 million in expenses from the changes in the value of the employee deferred compensation plan liabilities, an increase of $0.4 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.2 million in advertising expenses. Our SG&A headcount was 331 employees as of June 30, 2016, compared with 278 employees as of June 30, 2015.

SG&A expenses were $39.3 million, or 22.0% of revenue, for the six months ended June 30, 2016 and $35.5 million, or 22.9% of revenue, for the six months ended June 30, 2015. The $3.8 million increase in SG&A expenses was primarily due to an increase of $2.7 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $1.4 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.1 million in commission expenses due to higher revenue, an increase of $0.4 million in expenses from the changes in the value of the employee deferred compensation plan liabilities, and an increase of $0.3 million in advertising expenses. These increases were partially offset by a $2.9 million stock-based compensation credit. In the first quarter of 2016, our then Chief Financial Officer retired. As the service or performance conditions for certain of her unvested restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the one-time credit in SG&A expenses for the three months ended March 31, 2016.

Litigation Expense (Benefit), Net

Litigation benefit, net, was $8,000 for the three months ended June 30, 2016, compared with litigation expense of $0.3 million for the three months ended June 30, 2015. The net benefit was attributable to $0.2 million in proceeds received in connection with a litigation settlement.

Litigation expense, net, was $37,000 for the six months ended June 30, 2016, compared with litigation expense of $0.6 million for the six months ended June 30, 2015. The decrease was primarily attributable to $0.2 million in proceeds received in connection with a litigation settlement and lower expenses due to decreased litigation activity.

Interest and Other Income, Net

Interest and other income, net, was $0.6 million for the three months ended June 30, 2016, compared with $0.2 million for the three months ended June 30, 2015. The increase was primarily due to higher income from the changes in the value of the employee deferred compensation plan assets, partially offset by foreign currency exchange losses incurred in the three months ended June 30, 2016 compared to foreign currency exchange gains recorded in the same period in 2015.

Interest and other income, net, was $1.1 million for the six months ended June 30, 2016, compared with $0.9 million for the six months ended June 30, 2015. The increase was primarily due to higher interest income and higher income from the changes in the value of the employee deferred compensation plan assets, partially offset by foreign currency exchange losses incurred in the six months ended June 30, 2016 compared to foreign currency exchange gains recorded in the same period in 2015.

Income Tax Provision

The income tax provision for the three and six months ended June 30, 2016 was $0.9 million, or 7.6% of the pre-tax income, and $1.3 million, or 5.5% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

The income tax provision for the three and six months ended June 30, 2015 was $2.4 million, or 23.7% of the pre-tax income, and $3.0 million, or 17.7% of the pre-tax income, respectively. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits for the tax years 2005 through 2007 in the second quarter of 2015. In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because the foreign income was taxed at lower rates, and because of the benefit that we realized from stock option exercises and the release of RSUs, and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of June 30, 2016. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	June 30,	December 31,
	2016	2015
	(in thousands, except percentages)
Cash and cash equivalents	$82,046	$90,860
Short-term investments	161,818	144,103
Total cash, cash equivalents and short-term investments	$243,864	$234,963
Percentage of total assets	52.0%	54.5%

Total current assets	$349,114	$331,928
Total current liabilities	(52,111)	(43,283)
Working capital	$297,003	$288,645

As of June 30, 2016, we had cash and cash equivalents of $82.0 million and short-term investments of $161.8 million, compared with cash and cash equivalents of $90.9 million and short-term investments of $144.1 million as of December 31, 2015. As of June 30, 2016, $51.4 million of cash and cash equivalents and $56.8 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund the U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2016, we had working capital of $297.0 million, compared with working capital of $288.6 million as of December 31, 2015. The $8.4 million increase in working capital was due to a $17.2 million increase in current assets, partially offset by a $8.8 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable and accrued compensation and related benefits.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$43,868	$23,349
Net cash used in investing activities	(38,386)	(47,131)
Net cash used in financing activities	(13,944)	(21,672)
Effect of exchange rate changes on cash and cash equivalents	(352)	56
Net decrease in cash and cash equivalents	$(8,814)	$(45,398)

For the six months ended June 30, 2016, net cash provided by operating activities was $43.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $5.0 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to a prepaid wafer purchase agreement we funded in the second quarter of 2016. The increase in accounts payable was primarily driven by increased inventory and other purchases to meet future growth. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet future demand. For the six months ended June 30, 2015, net cash provided by operating activities was $23.3 million, due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $13.9 million from the changes in our operating assets and liabilities. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet future demand. The increase in accounts payable was primarily driven by increased inventory and other purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the six months ended June 30, 2016, net cash used in investing activities was $38.4 million, primarily due to purchases of property and equipment of $18.7 million, net purchases of investments of $18.1 million, and net contributions to the employee deferred compensation plan of $1.6 million. For the six months ended June 30, 2015, net cash used in investing activities was $47.1 million, primarily due to net purchases of short-term investments of $37.7 million and purchases of property and equipment of $6.7 million.

During the first half of 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China and two units of an office building in Shenzhen, China for approximately $9.1 million. In addition, in 2015, our Board of Directors approved a plan to spend up to $17 million to purchase additional office space in other locations in China in 2016 and beyond to accommodate future growth. No related purchases or commitments were made in the first half of 2016.

For the six months ended June 30, 2016, net cash used in financing activities was $13.9 million, primarily reflecting $16.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.3 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the six months ended June 30, 2015, net cash used in financing activities was $21.7 million, primarily reflecting $18.1 million used in repurchases of our common stock pursuant to our stock repurchase program and $13.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $7.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock. The program expired on December 31, 2015. In February 2016, our Board of Directors approved a new stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016. For the six months ended June 30, 2016, we did not repurchase any shares. For the six months ended June 30, 2015, we repurchased a total of 0.4 million shares for $18.1 million, at an average price of $51.70 per share.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the six months ended June 30, 2016, we paid dividends and dividend equivalents totaling $16.5 million.  For the six months ended June 30, 2015, we paid dividends and dividend equivalents totaling $13.8 million.

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

Contractual Obligations

We lease sales and research and development offices in China, Europe, India, Japan, Korea, Singapore, Taiwan and the United States. Certain of our facility leases provide for periodic rent increases. During the first quarter of 2016, we completed the purchase of a previously leased manufacturing facility in Chengdu, China for approximately $1.6 million.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of June 30, 2016, the outstanding balance under our purchase commitments was $38.6 million, compared with $32.7 million as of December 31, 2015.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three and six months ended June 30, 2016, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2015.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, there were no material pending legal proceedings to which we were a party.

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

In recent years, global credit and financial markets experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability, such as the unfavorable reactions of international markets to the recent vote by the United Kingdom to withdraw from the European Union. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in the United States, in our industry, or in the different markets that we serve. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and six months ended June 30, 2016, approximately 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 24% and 22% of our total revenue for the three and six months ended June 30, 2016, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 24% and 22% of our total revenue for the three and six months ended June 30, 2016, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. In May 2016, the IRS notified us that our U.S. federal income tax return for the year ended December 31, 2014 is under examination. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At June 30, 2016, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 32 years.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. These restrictions were temporarily lifted until August 30, 2016. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed. Furthermore, if we lose key personnel, the search for a qualified replacement and the transition could interrupt our operations as the search could take us longer than expected and divert management resources, and the newly hired employee could take longer than expected to integrate into the team.

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

ITEM 6. EXHIBITS

Exhibit No. 31.1	Description Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: July 29, 2016
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No. 31.1	Description Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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