Form 10-Q
period 2016-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2016-11-03
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 40,673,857 shares of the registrant’s common stock issued and outstanding as of October 28, 2016.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$109,479	$90,860
Short-term investments	149,584	144,103
Accounts receivable, net	33,335	30,830
Inventories	70,692	63,209
Other current assets	3,720	2,926
Total current assets	366,810	331,928
Property and equipment, net	82,097	65,359
Long-term investments	5,382	5,361
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	3,515	5,053
Deferred tax assets, net	644	672
Other long-term assets	29,837	16,341
Total assets	$494,856	$431,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,332	$13,487
Accrued compensation and related benefits	16,311	9,812
Accrued liabilities	21,873	19,984
Total current liabilities	55,516	43,283
Income tax liabilities	3,594	2,941
Other long-term liabilities	19,448	16,545
Total liabilities	78,558	62,769
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 40,661 and 39,689 as of September 30, 2016 and December 31, 2015, respectively	304,700	265,763
Retained earnings	111,535	101,287
Accumulated other comprehensive income	63	1,466
Total stockholders’ equity	416,298	368,516
Total liabilities and stockholders’ equity	$494,856	$431,285

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$106,456	$91,194	$285,047	$246,148
Cost of revenue	48,531	41,754	130,686	112,896
Gross profit	57,925	49,440	154,361	133,252
Operating expenses:
Research and development	20,472	17,272	55,669	49,053
Selling, general and administrative	22,397	18,722	61,696	54,204
Litigation expense, net	55	136	92	717
Total operating expenses	42,924	36,130	117,457	103,974
Income from operations	15,001	13,310	36,904	29,278
Interest and other income (expense), net	780	(6)	1,920	871
Income before income taxes	15,781	13,304	38,824	30,149
Income tax provision	1,408	2,103	2,678	5,086
Net income	$14,373	$11,201	$36,146	$25,063

Net income per share:
Basic	$0.35	$0.28	$0.90	$0.64
Diluted	$0.34	$0.28	$0.87	$0.62
Weighted-average shares outstanding:
Basic	40,590	39,592	40,335	39,422
Diluted	41,895	40,689	41,752	40,676

Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,373	$11,201	$36,146	$25,063
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on auction-rate securities, net of $0 tax in 2016 and 2015	88	(11)	21	(25)
Change in unrealized gains (losses) on other available-for-sale securities, net of $0 tax in 2016 and 2015	(101)	41	169	76
Foreign currency translation adjustments	(52)	(3,132)	(1,593)	(2,778)
Total other comprehensive loss, net of tax	(65)	(3,102)	(1,403)	(2,727)
Comprehensive income	$14,308	$8,099	$34,743	$22,336

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$36,146	$25,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	10,542	10,478
Losses on sales of property and equipment	58	-
(Gains) losses on investments, net	(478)	910
Deferred taxes, net	12	-
Excess tax benefits from equity awards	(1,078)	(4,221)
Stock-based compensation expense	34,241	29,191
Changes in operating assets and liabilities:
Accounts receivable	(2,503)	(4,845)
Inventories	(7,522)	(26,378)
Other assets	(10,869)	141
Accounts payable	5,713	3,545
Accrued liabilities	4,308	4,154
Income tax liabilities	1,668	1,912
Accrued compensation and related benefits	6,549	5,449
Net cash provided by operating activities	76,787	45,399
Cash flows from investing activities:
Property and equipment purchases	(29,036)	(8,410)
Purchases of short-term investments	(147,055)	(172,651)
Proceeds from sales of short-term investments	140,733	131,025
Contributions to employee deferred compensation plan, net	(2,314)	(3,455)
Net cash used in investing activities	(37,672)	(53,491)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(150)	(150)
Proceeds from exercise of stock options	1,191	6,876
Proceeds from shares issued under the employee stock purchase plan	2,463	2,227
Repurchases of common shares	-	(31,735)
Dividends and dividend equivalents paid	(24,634)	(21,853)
Excess tax benefits from equity awards	1,078	4,221
Net cash used in financing activities	(20,052)	(40,414)
Effect of change in exchange rates	(444)	(1,144)
Net increase (decrease) in cash and cash equivalents	18,619	(49,650)
Cash and cash equivalents, beginning of period	90,860	126,266
Cash and cash equivalents, end of period	$109,479	$76,616
Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$843	$3,070
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$197	$1,003
Liability accrued for dividends and dividend equivalents	$9,882	$9,648

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2016 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which amends the current guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Entities will apply the standard retrospectively to all periods presented. The Company is evaluating the impact of the adoption on its cash flows and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

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

2. STOCK-BASED COMPENSATION

Stock Plan

The Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of September 30, 2016, 3.8 million shares remained available for future issuance.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$403	$303	$1,217	$829
Research and development	3,986	2,932	11,001	8,055
Selling, general and administrative	9,127	7,240	22,023	20,307
Total	$13,516	$10,475	$34,241	$29,191

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs and MPSUs		Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	499	$40.75	1,933		$38.99	1,800	$23.57	4,232	$32.64
Granted	129	$62.54	1,288	(1)	$41.07	-	$-	1,417	$43.03
Performance adjustment	-	$-	(23	)(2)	$40.05	-	$-	(23)	$40.05
Released	(202)	$35.88	(649)		$29.86	-	$-	(851)	$31.29
Forfeited	(23)	$43.83	(129)		$36.82	(180)	$23.57	(332)	$30.14
Outstanding at September 30, 2016	403	$50.05	2,420		$42.65	1,620	$23.57	4,443	$36.36

(1)	Amount reflects the maximum number of awards that can be earned assuming the achievement of the highest level of performance conditions.
(2)	Amount reflects the net adjustment to the number of awards that have not been earned or may not be earned based on management’s probability assessment at each reporting period.

The intrinsic value related to awards released for the three months ended September 30, 2016 and 2015 was $10.6 million and $6.6 million, respectively. The intrinsic value related to awards released for the nine months ended September 30, 2016 and 2015 was $53.2 million and $40.6 million, respectively. As of September 30, 2016, the total intrinsic value of all outstanding awards was $341.2 million, based on the closing stock price of $80.50. As of September 30, 2016, unamortized compensation expense related to all outstanding awards was approximately $101.7 million with a weighted-average remaining recognition period of approximately four years.

2016 Time-Based RSUs:

For the nine months ended September 30, 2016, the Board of Directors granted 129,000 RSUs with service conditions to employees and non-employee directors. The RSUs generally vest over one year for non-employee directors and four years for employees, subject to continued employment with the Company.

2016 PSUs:

In February 2016, the Board of Directors granted 285,000 PSUs to the executive officers, which represent a target number of shares to be awarded based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2016 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2016 Executive PSUs. 50% of the 2016 Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee of the Board of Directors. The remaining 2016 Executive PSUs will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 32,000 2016 Executive PSUs as a result of the departure of its then Chief Financial Officer. In July 2016, the Board of Directors granted 12,000 2016 Executive PSUs to the Company’s new Chief Financial Officer. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Executive PSUs is approximately $31.8 million.

In February 2016, the Board of Directors granted 64,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2017 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as determined by the Semiconductor Industry Association (“2016 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2016 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2016 Non-Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2016 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Non-Executive PSUs is approximately $6.2 million.

The 2016 Executive PSUs and the 2016 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $20 per share upon vesting of the shares. Shares that do not vest will not be subject to the purchase price payment. The Company determined the grant date fair value of the 2016 Executive PSUs and the 2016 Non-Executive PSUs granted in February 2016 using the Black-Scholes model with the following assumptions: stock price of $58.98, expected term of 2.6 years, expected volatility of 31.1% and risk-free interest rate of 0.9%. For the 2016 Executive PSUs granted in July 2016, the Company used the following assumptions: stock price of $70.98, expected term of 2.3 years, expected volatility of 29.6% and risk-free interest rate of 0.7%.

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 MPSUs to the executive officers and certain key employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five MPS stock price targets ranging from $71.36 to $95.57 over a four-year period. The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five MPS stock price targets to be measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

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

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. In March 2016, the Company cancelled 13,000 2015 MPSUs as a result of the departure of its then Chief Financial Officer. Assuming the achievement of all of the required performance goals, the total stock-based compensation cost for the 2015 MPSUs is approximately $24.6 million to be recognized as follows: $8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche.

For the first tranche, stock-based compensation expense is recognized over the requisite service period even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of achievement in each reporting period. As of March 31, 2016 and June 30, 2016, based on management’s assessment, two of the six operating metrics were considered probable of being achieved during the performance period. As of September 30, 2016, three of the six operating metrics were considered probable of being achieved during the performance period. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Stock Options

As of September 30, 2016, outstanding and vested options totaled 22,000 shares, with a weighted-average exercise price of $17.08, a weighted-average remaining contractual term of one year, and an aggregate intrinsic value of $1.4 million.

Total intrinsic value of options exercised was $0.7 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Total intrinsic value of options exercised was $3.2 million and $15.8 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash proceeds from the exercise of stock options were $1.2 million and $6.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was no unamortized compensation expense.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2016 and 2015, 24,000 and 26,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2016 and 2015, 53,000 and 56,000 shares, respectively, were issued under the ESPP. As of September 30, 2016, 4.6 million shares were available for future issuance.

The intrinsic value of shares issued was $0.6 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The intrinsic value of shares issued was $1.0 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the unamortized expense was $0.3 million, which will be recognized through the first quarter of 2017. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	27.5%	24.8%	28.6%	30.3%
Risk-free interest rate	0.5%	0.2%	0.4%	0.2%
Dividend yield	1.1%	1.6%	1.2%	1.4%

Cash proceeds from the shares issued under the ESPP were $2.5 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$13,521	$14,907
Work in process	24,850	21,177
Finished goods	32,321	27,125
Total	$70,692	$63,209

When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Deferred compensation plan assets	$17,396	$13,985
Prepaid wafer purchase	10,000	-
Other prepaid expense	1,269	1,257
Other	1,172	1,099
Total	$29,837	$16,341

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Dividends and dividend equivalents	$9,043	$8,675
Deferred revenue and customer prepayments	5,571	5,236
Stock rotation reserve	2,991	2,372
Warranty	991	289
Commissions	990	763
Sales rebate	395	268
Income tax payable	418	465
Other	1,474	1,916
Total	$21,873	$19,984

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$950	$205	$289	$240
Warranty provision for product sales	107	91	926	246
Settlement made	(25)	-	(67)	(153)
Unused warranty provision	(41)	(28)	(157)	(65)
Balance at end of period	$991	$268	$991	$268

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Deferred compensation plan liabilities	$16,422	$14,147
Dividend equivalents	2,915	2,019
Other	111	379
Total	$19,448	$16,545

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and nine months ended September 30, 2016.

Acquisition-related intangible assets consist of the following (in thousands):

	September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(449)	$569
Developed technologies	6,466	(3,520)	2,946
Total	$7,484	$(3,969)	$3,515

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(297)	$721
Developed technologies	6,466	(2,134)	4,332
Total	$7,484	$(2,431)	$5,053

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For both the three months ended September 30, 2016 and 2015, amortization expense totaled $0.5 million. For the nine months ended September 30, 2016 and 2015, amortization expense totaled $1.5 million and $1.2 million, respectively.

As of September 30, 2016, the estimated future amortization expense was as follows (in thousands):

2016 (remaining three months)	$513
2017	2,051
2018	841
2019	110
Total	$3,515

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

The Company’s outstanding RSUs contain forfeitable rights to receive cash dividend equivalents, which are accumulated and payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$14,373	$11,201	$36,146	$25,063

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	40,590	39,592	40,335	39,422
Effect of dilutive securities	1,305	1,097	1,417	1,254
Weighted-average outstanding shares used to compute diluted net income per share	41,895	40,689	41,752	40,676

Net income per share:
Basic	$0.35	$0.28	$0.90	$0.64
Diluted	$0.34	$0.28	$0.87	$0.62

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes the only customer with sales greater than 10% of the Company's total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2016	2015	2016	2015
Distributor A	22%	24%	22%	24%

The following table summarizes the only two customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	September 30,	December 31,
Customer	2016	2015
Distributor A	23%	28%
Distributor B	13%	17%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2016	2015	2016	2015
China	$67,372	$58,716	$180,689	$157,968
Taiwan	12,786	10,352	31,801	31,524
Korea	7,405	6,019	21,522	15,373
Europe	7,193	5,956	21,232	16,388
Southeast Asia	5,370	5,764	13,210	12,839
Japan	4,084	2,633	9,771	6,930
United States	2,164	1,673	6,613	4,932
Other	82	81	209	194
Total	$106,456	$91,194	$285,047	$246,148

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2016	2015	2016	2015
DC to DC products	$95,615	$82,718	$256,953	$222,210
Lighting control products	10,841	8,476	28,094	23,938
Total	$106,456	$91,194	$285,047	$246,148

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2016	2015
China	$49,574	$40,738
United States	42,752	40,405
Bermuda	20,185	11,624
Taiwan	8,617	126
Other	892	431
Total	$122,020	$93,324

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

As of September 30, 2016, there were no material pending legal proceedings to which the Company was a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	September 30,	December 31,
	2016	2015
Cash, cash equivalents and investments:
Cash	$62,218	$58,217
Money market funds	47,261	31,640
Certificates of deposit	7,495	21,574
Corporate debt securities	20,665	-
U.S. treasuries and government agency bonds	121,424	123,532
Auction-rate securities backed by student-loan notes	5,382	5,361
Total	$264,445	$240,324

	September 30,	December 31,
	2016	2015
Reported as:
Cash and cash equivalents	$109,479	$90,860
Short-term investments	149,584	144,103
Long-term investments	5,382	5,361
Total	$264,445	$240,324

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Due in less than 1 year	$112,135	$110,898
Due in 1 - 5 years	37,449	33,205
Due in greater than 5 years	5,382	5,361
Total	$154,966	$149,464

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	September 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$47,261	$-	$-	$47,261	$-
Certificates of deposit	7,495	-	-	7,495	-
Corporate debt securities	20,703	4	(42)	20,665	17,894
U.S. treasuries and government agency bonds	121,383	48	(7)	121,424	26,037
Auction-rate securities backed by student-loan notes	5,570	-	(188)	5,382	5,382
Total	$202,412	$52	$(237)	$202,227	$49,313

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,640	$-	$-	$31,640	$-
Certificates of deposit	21,574	-	-	21,574	-
U.S. treasuries and government agency bonds	123,698	4	(170)	123,532	110,720
Auction-rate securities backed by student-loan notes	5,570	-	(209)	5,361	5,361
Total	$182,482	$4	$(379)	$182,107	$116,081

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$47,261	$47,261	$-	$-
Certificates of deposit	7,495	-	7,495	-
Corporate debt securities	20,665	-	20,665	-
U.S. treasuries and government agency bonds	121,424	-	121,424	-
Auction-rate securities backed by student-loan notes	5,382	-	-	5,382
Mutual funds under deferred compensation plan	9,304	9,304	-	-
Total	$211,531	$56,565	$149,584	$5,382

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$31,640	$31,640	$-	$-
Certificates of deposit	21,574	-	21,574	-
U.S. treasuries and government agency bonds	123,532	-	123,532	-
Auction-rate securities backed by student-loan notes	5,361	-	-	5,361
Mutual funds under deferred compensation plan	8,279	8,279	-	-
Total	$190,386	$39,919	$145,106	$5,361

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2016	$5,361
Change in unrealized gain included in other comprehensive income	21
Balance at September 30, 2016	$5,382

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,			December 31,
	2016			2015
Time-to-liquidity (months)		24			24
Expected return		2.5%			2.9%
Discount rate	3.7%	-	6.7%	4.3%	-	7.3%

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

	September 30,	December 31,
	2016	2015
Deferred compensation plan assets reported in:
Other long-term assets	$17,396	$13,985
Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$952	$-
Other long-term liabilities	16,422	14,147
Total	$17,374	$14,147

11. INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2016 was $1.4 million, or 8.9% of the pre-tax income, and $2.7 million, or 6.9% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that the Company realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of September 30, 2016. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

Unrecognized Tax Benefits

As of September 30, 2016, the Company had $14.2 million of unrecognized tax benefits, $3.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2015, the Company had $12.1 million of unrecognized tax benefits, $2.7 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of September 30, 2016 and December 31, 2015, the Company has approximately $0.3 million and $0.2 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

Income Tax Examination

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. In May 2016, the IRS notified the Company that its federal income tax return for the year ended December 31, 2014 is under examination. The examination is ongoing and as of September 30, 2016, no adjustments have been proposed by the IRS.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Auction-Rate Securities	Unrealized Gains (Losses) on Other Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$(209)	$(166)	$1,841	$1,466
Other comprehensive income (loss) before reclassifications	(8)	220	498	710
Amounts reclassified from accumulated other comprehensive income	-	(2)	-	(2)
Net current period other comprehensive income (loss)	(8)	218	498	708
Balance as of March 31, 2016	(217)	52	2,339	2,174
Other comprehensive income (loss) before reclassifications	(59)	53	(2,039)	(2,045)
Amounts reclassified from accumulated other comprehensive income	-	(1)	-	(1)
Net current period other comprehensive income (loss)	(59)	52	(2,039)	(2,046)
Balance as of June 30, 2016	(276)	104	300	128
Other comprehensive income (loss) before reclassifications	88	(98)	(52)	(62)
Amounts reclassified from accumulated other comprehensive income	-	(3)	-	(3)
Net current period other comprehensive income (loss)	88	(101)	(52)	(65)
Balance as of September 30, 2016	$(188)	$3	$248	$63

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

The Company did not repurchase any shares for the three and nine months ended September 30, 2016. For the three months ended September 30, 2015, the Company repurchased 0.3 million shares for $13.6 million at an average price of $47.93 per share. For the nine months ended September 30, 2015, the Company repurchased 0.6 million shares for $31.7 million at an average price of $50.01 per share.

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

	Dividend Declared	Total
	per Share	Amount
2016:
First quarter	$0.20	$8,047
Second quarter	$0.20	$8,096
Third quarter	$0.20	$8,132

2015:
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925
Third quarter	$0.20	$7,901

As of September 30, 2016 and December 31, 2015, accrued dividends totaled $8.1 million and $7.9 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and are payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. As of September 30, 2016 and December 31, 2015, accrued dividend equivalents totaled $3.8 million and $2.8 million, respectively, which will be paid to the employees when the underlying RSUs vest.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2016 included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  Our revenue from direct or indirect sales to customers in Asia was 91% and 92% for the three months ended September 30, 2016 and 2015, and 90% and 91% for the nine months ended September 30, 2016 and 2015, respectively. We derive a majority of our revenue from the sales of our DC to DC converter product family which serves the communications, storage and computing, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2016, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands, except percentages)
Revenue	$106,456	100.0%	$91,194	100.0%	$285,047	100.0%	$246,148	100.0%
Cost of revenue	48,531	45.6	41,754	45.8	130,686	45.8	112,896	45.9
Gross profit	57,925	54.4	49,440	54.2	154,361	54.2	133,252	54.1
Operating expenses:
Research and development	20,472	19.2	17,272	18.9	55,669	19.5	49,053	19.9
Selling, general and administrative	22,397	21.0	18,722	20.5	61,696	21.6	54,204	22.0
Litigation expense, net	55	-	136	0.2	92	0.1	717	0.3
Total operating expenses	42,924	40.2	36,130	39.6	117,457	41.2	103,974	42.2
Income from operations	15,001	14.2	13,310	14.6	36,904	13.0	29,278	11.9
Interest and other income (expense), net	780	0.6	(6)	-	1,920	0.6	871	0.4
Income before income taxes	15,781	14.8	13,304	14.6	38,824	13.6	30,149	12.3
Income tax provision	1,408	1.3	2,103	2.3	2,678	0.9	5,086	2.1
Net income	$14,373	13.5%	$11,201	12.3%	$36,146	12.7%	$25,063	10.2%

Revenue

The following table shows our revenue by product family:

	Three Months Ended September 30,					Nine Months Ended September 30,
Product Family	2016	% of Revenue	2015	% of Revenue	Change	2016	% of Revenue	2015	% of Revenue	Change
	(in thousands, except percentages)
DC to DC products	$95,615	89.8%	$82,718	90.7%	15.6%	$256,953	90.1%	$222,210	90.3%	15.6%
Lighting control products	10,841	10.2%	8,476	9.3%	27.9%	28,094	9.9%	23,938	9.7%	17.4%
Total	$106,456	100.0%	$91,194	100.0%	16.7%	$285,047	100.0%	$246,148	100.0%	15.8%

Revenue for the three months ended September 30, 2016 was $106.5 million, an increase of $15.3 million, or 16.7%, from $91.2 million for the three months ended September 30, 2015. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 24% due to higher market demand with current customers and recent design wins with new customers, which was partially offset by a 5% decrease in average sales prices. Revenue from our DC to DC products was $95.6 million for the three months ended September 30, 2016, an increase of $12.9 million, or 15.6%, from the same period in 2015. This increase was primarily due to higher sales of our DC to DC converters, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $10.8 million for the three months ended September 30, 2016, an increase of $2.4 million, or 27.9%, compared with the same period in 2015.

Revenue for the nine months ended September 30, 2016 was $285.0 million, an increase of $38.9 million, or 15.8%, from $246.1 million for the nine months ended September 30, 2015. This increase was due to higher sales of both DC to DC and lighting control products, as unit shipments increased 18% due to higher market demand with current customers and recent design wins with new customers, which was partially offset by a 3% decrease in average sales prices. Revenue from our DC to DC products was $257.0 million for the nine months ended September 30, 2016, an increase of $34.7 million, or 15.6%, from the same period in 2015. This increase was primarily due to higher sales of our DC to DC converters, which were offset in part by lower sales of our Mini-Monsters products. Revenue from our lighting control products was $28.1 million for the nine months ended September 30, 2016, an increase of $4.2 million, or 17.4%, compared with the same period in 2015.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization of acquisition-related intangible assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
Cost of revenue	$48,531	$41,754	16.2%	$130,686	$112,896	15.8%
Cost of revenue as a percentage of revenue	45.6%	45.8%		45.8%	45.9%
Gross profit	$57,925	$49,440	17.2%	$154,361	$133,252	15.8%
Gross margin	54.4%	54.2%		54.2%	54.1%

Cost of revenue was $48.5 million, or 45.6% of revenue, for the three months ended September 30, 2016, and $41.8 million, or 45.8% of revenue, for the three months ended September 30, 2015. The $6.7 million increase in cost of revenue was primarily due to a 24% increase in unit shipments, which was partially offset by a 3% decrease in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease of $0.7 million in inventory write-downs.

Gross margin was 54.4% for the three months ended September 30, 2016, compared with 54.2% for the three months ended September 30, 2015. The increase in gross margin was primarily due to lower inventory write-downs and lower labor and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products.

Cost of revenue was $130.7 million, or 45.8% of revenue, for the nine months ended September 30, 2016, and $112.9 million, or 45.9% of revenue, for the nine months ended September 30, 2015. The $17.8 million increase in cost of revenue was primarily due to an 18% increase in unit shipments, which was partially offset by a 2% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $0.6 million in warranty expenses.

Gross margin was 54.2% for the nine months ended September 30, 2016, compared with 54.1% for the nine months ended September 30, 2015. The increase in gross margin was primarily due to lower labor and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
R&D expenses	$20,472	$17,272	18.5%	$55,669	$49,053	13.5%
As a percentage of revenue	19.2%	18.9%		19.5%	19.9%

R&D expenses were $20.5 million, or 19.2% of revenue, for the three months ended September 30, 2016 and $17.3 million, or 18.9% of revenue, for the three months ended September 30, 2015. The $3.2 million increase in R&D expenses was primarily due to an increase of $1.1 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $0.6 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.5 million in laboratory supplies, an increase of $0.4 million in expenses related to changes in the value of the employee deferred compensation plan liabilities, and an increase of $0.3 million in new product development expenses. Our R&D headcount was 570 employees as of September 30, 2016, compared with 505 employees as of September 30, 2015.

R&D expenses were $55.7 million, or 19.5% of revenue, for the nine months ended September 30, 2016 and $49.1 million, or 19.9% of revenue, for the nine months ended September 30, 2015. The $6.6 million increase in R&D expenses was primarily due to an increase of $2.9 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.5 million in expenses related to changes in the value of the employee deferred compensation plan liabilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentages)
SG&A expenses	$22,397	$18,722	19.6%	$61,696	$54,204	13.8%
As a percentage of revenue	21.0%	20.5%		21.6%	22.0%

SG&A expenses were $22.4 million, or 21.0% of revenue, for the three months ended September 30, 2016 and $18.7 million, or 20.5% of revenue, for the three months ended September 30, 2015. The $3.7 million increase in SG&A expenses was primarily due to an increase of $1.9 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $0.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.5 million in expenses related to changes in the value of the employee deferred compensation plan liabilities, and an increase of $0.5 million in commission expenses due to higher revenue. Our SG&A headcount was 350 employees as of September 30, 2016, compared with 291 employees as of September 30, 2015.

SG&A expenses were $61.7 million, or 21.6% of revenue, for the nine months ended September 30, 2016 and $54.2 million, or 22.0% of revenue, for the nine months ended September 30, 2015. The $7.5 million increase in SG&A expenses was primarily due to an increase of $4.6 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.1 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.6 million in commission expenses due to higher revenue, and an increase of $0.9 million in expenses related to changes in the value of the employee deferred compensation plan liabilities. These increases were partially offset by a $2.9 million stock-based compensation credit due to the retirement of our then Chief Financial Officer in the first quarter of 2016. As the service or performance conditions for certain of her unvested restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the one-time credit in SG&A expenses for the three months ended March 31, 2016.

Litigation Expense, Net

Litigation expense was $55,000 for the three months ended September 30, 2016, compared with litigation expense of $136,000 for the three months ended September 30, 2015. The lower expense was due to decreased litigation activity.

Litigation expense was $92,000 for the nine months ended September 30, 2016, compared with litigation expense of $0.7 million for the nine months ended September 30, 2015. The decrease was primarily attributable to $0.2 million in proceeds received in connection with a litigation settlement and lower expense due to decreased litigation activity.

Interest and Other Income (Expense), Net

Interest and other income, net, was $0.8 million for the three months ended September 30, 2016, compared with interest and other expense, net, of $6,000 for the three months ended September 30, 2015. The increase was primarily due to higher income related to changes in the value of the employee deferred compensation plan assets, partially offset by foreign currency exchange losses incurred in the three months ended September 30, 2016 compared with foreign currency exchange gains recorded in the same period in 2015.

Interest and other income, net, was $1.9 million for the nine months ended September 30, 2016, compared with interest and other income, net, of $0.9 million for the nine months ended September 30, 2015. The increase was primarily due to higher interest income from our investments and higher income related to changes in the value of the employee deferred compensation plan assets, partially offset by foreign currency exchange losses incurred in the nine months ended September 30, 2016 compared with foreign currency exchange gains recorded in the same period in 2015.

Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2016 was $1.4 million, or 8.9% of the pre-tax income, and $2.7 million, or 6.9% of the pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income was taxed at lower rates, and because of the benefit that we realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of September 30, 2016. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	September 30,	December 31,
	2016	2015
	(in thousands, except percentages)
Cash and cash equivalents	$109,479	$90,860
Short-term investments	149,584	144,103
Total cash, cash equivalents and short-term investments	$259,063	$234,963
Percentage of total assets	52.4%	54.5%

Total current assets	$366,810	$331,928
Total current liabilities	(55,516)	(43,283)
Working capital	$311,294	$288,645

As of September 30, 2016, we had cash and cash equivalents of $109.5 million and short-term investments of $149.6 million, compared with cash and cash equivalents of $90.9 million and short-term investments of $144.1 million as of December 31, 2015. As of September 30, 2016, $78.5 million of cash and cash equivalents and $40.9 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2016, we had working capital of $311.3 million, compared with working capital of $288.6 million as of December 31, 2015. The $22.7 million increase in working capital was due to a $34.9 million increase in current assets, partially offset by a $12.2 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, short-term investments, accounts receivable and inventories. The increase in current liabilities was primarily due to an increase in accounts payable and accrued compensation and related benefits.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$76,787	$45,399
Net cash used in investing activities	(37,672)	(53,491)
Net cash used in financing activities	(20,052)	(40,414)
Effect of exchange rate changes on cash and cash equivalents	(444)	(1,144)
Net increase (decrease) in cash and cash equivalents	$18,619	$(49,650)

For the nine months ended September 30, 2016, net cash provided by operating activities was $76.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $2.7 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to a prepaid wafer purchase agreement we funded in the second quarter of 2016. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet future demand. The increase in accounts payable was primarily driven by increased inventory and other purchases to meet future growth. For the nine months ended September 30, 2015, net cash provided by operating activities was $45.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $16.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet future demand. The increase in accounts payable was primarily driven by increased inventory and other purchases to meet future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the nine months ended September 30, 2016, net cash used in investing activities was $37.7 million, primarily due to purchases of property and equipment of $29.0 million and net purchases of investments of $6.3 million. For the nine months ended September 30, 2015, net cash used in investing activities was $53.5 million, primarily due to net purchases of investments of $41.6 million and purchases of property and equipment of $8.4 million.

During the first nine months of 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China, two units of a building in Shenzhen, China, and six units of a building and land in Taipei, Taiwan for a total of approximately $17.5 million.

For the nine months ended September 30, 2016, net cash used in financing activities was $20.1 million, primarily reflecting $24.6 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $3.7 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the nine months ended September 30, 2015, net cash used in financing activities was $40.4 million, primarily reflecting $31.7 million used in repurchases of our common stock pursuant to our stock repurchase program and $21.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $9.1 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock. The program expired on December 31, 2015. In February 2016, our Board of Directors approved a new stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016. For the nine months ended September 30, 2016, we did not repurchase any shares. For the nine months ended September 30, 2015, we repurchased a total of 0.6 million shares for $31.7 million, at an average price of $50.01 per share.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and payable to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the RSUs are forfeited if the employees do not fulfill their service requirement during the vesting periods. For the nine months ended September 30, 2016, we paid dividends and dividend equivalents totaling $24.6 million.  For the nine months ended September 30, 2015, we paid dividends and dividend equivalents totaling $21.9 million.

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

In the future, in order to strengthen our financial position, respond to changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to discontinue paying dividends and dividend equivalents, and may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. Accordingly, we cannot ensure that we will continue to pay dividends and dividend equivalents in the future, and there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of September 30, 2016, the outstanding balance under our purchase commitments was $41.9 million, compared with $32.7 million as of December 31, 2015.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three and nine months ended September 30, 2016, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2015.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, there were no material pending legal proceedings to which we were a party.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2016, approximately 91% and 90% of our revenue was from customers in Asia, respectively. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 22% of our total revenue for both the three and nine months ended September 30, 2016. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 22% of our total revenue for both the three and nine months ended September 30, 2016. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. Currently, our U.S. federal income tax return for the year ended December 31, 2014 is under examination by the IRS. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At September 30, 2016, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 32 years.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. These restrictions are temporarily lifted until November 28, 2016. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Employment Agreement, effective as of July 19, 2016, between Monolithic Power Systems, Inc. and Bernie Blegen.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: November 3, 2016
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Employment Agreement, effective as of July 19, 2016, between Monolithic Power Systems, Inc. and Bernie Blegen.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.

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