Form 10-K
period 2016-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2017-03-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☒        Accelerated filer ☐      Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant’s stock outstanding as of June 30, 2016 was 40,479,523.  The closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2016 was $68.32.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2016 was $1.9 billion.*

There were 41,171,970 shares of the registrant’s common stock issued and outstanding as of February 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

*

Excludes 12,062,909 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2016.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, industrial, computing and storage, and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for 2017 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to continue our stock repurchase program and pay future cash dividends, and,

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Except as the context otherwise requires, the terms “Monolithic Power Systems”, “MPS”, “Registrant”, “Company”, “we”, “us”, or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems (“MPS”) is a leading company that designs, develops and markets high-performance power solutions. Founded in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and innovative proprietary process technologies. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy efficient, cost-effective, easy-to-use solutions for systems found in industrial applications, telecommunication infrastructures, cloud computing, automotive, and consumer applications. MPS's mission is to reduce total energy consumption in its customers' systems with green, practical and compact solutions.

MPS is headquartered in San Jose, California and has over 1,400 employees worldwide, with locations in China, India, Japan, Korea, Singapore, Taiwan, the United States and Europe.

Industry Overview

Semiconductors comprise the basic building blocks of electronic systems and equipment. Within the semiconductor industry, components can be classified either as discrete devices, such as individual transistors or integrated circuits (“ICs”), in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs can be further divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions on data that is represented by a series of ones and zeroes. Analog ICs, in contrast, handle real world signals such as temperature, pressure, light, sound, or speed. In addition, analog ICs also perform power management functions, such as regulating or converting voltages, for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real world to digital systems.

Analog and Mixed-Signal Markets.  We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish analog and mixed-signal IC markets, and in particular the high performance portion of the analog and mixed signal IC market, from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have, however, targeted product and market areas that we believe have the ability to offer above-average growth over the long term, compared to the semiconductor industry as a whole.

Market Segments and Applications

We currently target our products at the communications, computing and storage, consumer and industrial markets, with the consumer market representing the largest portion of our revenue. The following is a brief summary of the various applications in each market segment and each market segment’s contribution as a percentage of our total revenue:

				Percentage of Total Revenue
	Market Segments		Applications	2016	2015	2014
●	Consumer	●	Set-top boxes, monitors, gaming, lighting, chargers, home appliances, cellular handsets, digital video players, GPS, televisions, stereos and cameras.	39.5%	43.6%	43.4%
●	Industrial	●	Automotive, power sources, security, point-of-sale systems, smart meters and other industrial equipment.	23.1%	19.9%	17.4%
●	Computing and storage	●	Storage networks, computers and notebooks, printers, servers and workstations.	20.7%	17.0%	16.3%
●	Communications	●	Networking and telecommunication infrastructure, routers and modems, wireless access points and voice over IP.	16.7%	19.5%	22.9%

Product Families

Our proprietary process technologies enable us to design and deliver smaller, single-chip power management ICs. These technologies simplify the design process, and are applicable across a wide range of analog applications within the consumer, industrial, computing and storage, and communications markets. Our product families are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. Our key product families include the following:

Direct Current (DC) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for approximately 90% of our total revenue in 2016, 2015 and 2014.

Lighting Control Products.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. In addition to AC/DC offline solutions for lighting illumination applications, we also offer AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet. The Lighting Control product family accounted for approximately 10% of our total revenue in 2016, 2015 and 2014.

In the future, we will continue to introduce additional new products within our existing product families, as well as expand our newer product families. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and successfully secure manufacturing capacity.

Customers, Sales and Marketing

We sell our products through third party distributors, value-added resellers and directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and electronic manufacturing service (EMS) providers. Our third party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers.  Distributors distribute our products to end customers which include OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers.

Sales to our largest distributor accounted for approximately 22% of revenue in 2016, 24% of revenue in 2015 and 26% of revenue in 2014. No other distributors or end customers accounted for more than 10% of revenue in any of the periods presented.

Current distribution agreements with several of our major distributors provide that each distributor has the non-exclusive right to sell and use its best efforts to promote and develop a market for our products. These agreements provide that payment for purchases from us will generally occur within 30 to 45 days from the date of invoice.  In addition, we allow for limited stock rotation in certain agreements.

We have sales offices located in China, Japan, Korea, Taiwan and the United States, and have marketing representatives in India, Singapore and Europe. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to direct or indirect sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For each of the years ended December 31, 2016, 2015 and 2014, 91% of our revenue was from customers in Asia.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Our manufacturing lead times are generally 8 to 16 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, all of which would negatively affect our profit margins.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we are not immune from current and future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

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

Our research and development expenses totaled $73.6 million, $65.8 million and $58.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2016, we had 1,123 patents/applications issued or pending, of which 319 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2036. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. For a more complete description of our legal matters, please read Note 14 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products or could be required to indemnify our customers or suppliers or pay royalties or other damages to third parties. If any of our products is found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition and cash flows.

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our ICs. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, who utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technologies and collaborate with our foundry partners to install our technologies on their equipment in their facilities for use solely on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields and product performance for our ICs.

We currently contract with four suppliers to manufacture our wafers in foundries located in China and Korea. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facility, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

In September 2004, we entered into a lease arrangement for a 60,000 square-foot manufacturing facility located in Chengdu, China. In September 2015, we exercised our option to purchase the facility and the transaction was completed in January 2016. The facility has been fully operational since 2006 and we have benefitted from shorter manufacturing cycle times and lower labor and overhead costs compared to our operations prior to the use of the facility. We have expanded our product testing capabilities in this facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations. In addition, we constructed a 150,000 square-foot research and development facility in Chengdu, China, which was put into operation in October 2010.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2016, we employed 1,417 employees primarily located in China, India, Japan, Korea, Singapore, Taiwan, the United States and Europe, compared with 1,260 employees as of December 31, 2015.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, Intersil (recently acquired by Renesas Electronics), Linear Technology (pending acquisition by Analog Devices), Maxim Integrated Products, NXP Semiconductors (pending acquisition by Qualcomm), ON Semiconductor, Power Integrations, ROHM Semiconductor, Semtech and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most of our competition. However, there is no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. In addition, there has recently been a high level of consolidation in the semiconductor industry. If these or future acquisitions are successful, competition may intensify, and our competitors may have additional resources to compete against us.

Geographical and Segment Information

Please refer to the geographical and segment information in Note 17 to our consolidated financial statements in the section entitled “Item 8. Financial Statements and Supplemental Data.”

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

Executive Officers of the Registrant

Information regarding our executive officers as of March 1, 2017 is as follows:

Name	Age	Position
Michael Hsing	57	President, CEO and Director
Bernie Blegen	59	Vice President and Chief Financial Officer
Deming Xiao	54	President of Asia Operations
Maurice Sciammas	57	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	46	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

Michael Hsing has served on our Board of Directors and has served as our President and Chief Executive Officer since founding MPS in August 1997. Prior to founding MPS, Mr. Hsing was a Senior Silicon Technology Developer at several analog IC companies, where he developed and patented key technologies, which set new standards in the power electronics industry. Mr. Hsing is an inventor on numerous patents related to the process development of bipolar mixed-signal semiconductor manufacturing. Mr. Hsing holds a B.S.E.E. from the University of Florida.

Bernie Blegen has served as our Chief Financial Officer since July 2016 and is responsible for finance, accounting, tax, treasury and investor relations. From August 2011 to June 2016, Mr. Blegen served as our Corporate Controller. Prior to joining MPS, Mr. Blegen held a number of executive finance and accounting positions for other publicly traded technology companies, including Xilinx, Inc. and Credence Systems.  Mr. Blegen is a CPA and holds a B.A. from the University of California, Santa Barbara.

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

Saria Tseng has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined the Company from MaXXan Systems, Inc., where she was also Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). Ms. Tseng currently serves on the Board of Directors of Super Micro Computer, Inc., a global leader in high performance server technology. Ms. Tseng holds Masters of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on international trade restrictions and corporate taxes;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to continue the stock repurchase program and pay quarterly cash dividends to stockholders; and,

•	changes in the estimation of the future size and growth rate of our markets.

In addition, the stock market often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We expect our operating results to fluctuate from quarter to quarter and year over year, which may make it difficult to predict our future performance and could cause our stock price to decline and be volatile.

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the consumer, industrial, computing and storage, and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates; and,

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

In recent years, global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in the United States, in our industry, or in the different markets that we serve. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. consumer, industrial, computing and storage, and communications);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and,

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

Industry consolidation may lead to increased competition and may harm our operating results.

In recent years, there has been a trend toward semiconductor industry consolidation. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the communications, computing and storage, consumer and industrial markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product availability;

•	product quality and reliability; and,

•	effective marketing, sales and service.

To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our revenue and financial condition could be materially adversely affected.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers' acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations could be materially and adversely affected.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2016, 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu and other regions where we have significant operations;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and,

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 22% of our total revenue for the year ended December 31, 2016. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competitions, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which places us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to conduct diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have undertaken the necessary diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, regardless of our findings, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 22% of our total revenue for the year ended December 31, 2016. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

While certain aspects of our relationship with these suppliers are contractual, many important aspects of this relationship depend on our suppliers’ continued cooperation and our management of the supplier relationships. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, and testing facilities for our products. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in bringing new foundry operations online to meet increased product demand; and,

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party suppliers’ capacity.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be disposed of or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. In addition, our U.S. federal income tax return for the year ended December 31, 2014 was under examination by the IRS. No adjustments were made by the IRS upon conclusion of the examination. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, we have hired third-party tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations and/or have a negative impact on the trading price of our common stock.

System security risks, data protection or privacy breaches, cyber attacks and systems integration issues could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time we are a party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end-users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technologies or products, or to obtain and use information that we regard as proprietary. We intend to continue to protect our proprietary technologies, including through patents. However, there can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The market for government-backed student loan auction-rate securities has suffered a decline in liquidity which may impact the liquidity and potential value of our investment portfolio.

The market for government-backed student loan auction-rate securities with interest rates that reset through a Dutch auction every 7 to 35 days became illiquid in 2008. We experienced our first failed auction in mid-February 2008. Since 2008, we have redeemed 87% of the original portfolio at par. At December 31, 2016, $5.6 million of our auction-rate securities have failed to reset through successful auctions and it is unclear as to when these investments will regain their liquidity. The underlying maturity of these auction-rate securities is up to 31 years.

We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation, one of our customers, to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. These restrictions are temporarily lifted until March 29, 2017. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

Environmental laws and regulations could cause a disruption in our business and operations.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries and countries in Asia. There can be no assurance that similar laws and regulations will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

We have manufacturing and testing facilities in China that began operations in 2006. We face the following risks, among others, with respect to our operations in China:

•	inability to hire and maintain a qualified workforce;

•	inability to maintain appropriate and acceptable manufacturing controls; and,

•	higher than anticipated overhead and other costs of operation.

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

The introduction of new products presents significant business challenges because product development plans and expenditures may be made up to two years or more in advance of any sales. It generally takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into our customers’ products or systems; and,

•	the development and commercial introduction of our customers’ products incorporating new technologies frequently are delayed.

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

Our success depends on us investing significant amounts of resources into research and development. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and introduce new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

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

As a part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. For example, we completed our acquisition of Sensima Technology SA (“Sensima”) in July 2014 to further our diversification strategy and create new opportunities with key customers. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt or contingent liabilities, or incur impairment charges related to goodwill or other acquisition-related intangibles. Such actions could impact our operating results and the price of our common stock.

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

We cannot guarantee that the Sensima acquisition or any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits of any acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

•	the risk that the future business potential as projected is not realized and as a result, we may be required to take a charge to earnings that would impact our profitability;

•	the need to take impairment charges or write-downs with respect to acquired assets and technologies;

•	difficulties in assessing the fair value of earn-out arrangements;

•	diversion of management’s attention from other business concerns; and,

•	adverse effects on existing business relationships with customers.

If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.

We may issue additional shares of common stock in the future in order to raise additional capital to fund our global operations or in connection with an acquisition. We also issue restricted stock units to employees, which convert into shares of common stock upon vesting. Any issuance of our common stock may result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our main operations are located in San Jose, California, China and Taiwan. The following table summarizes our primary properties as of December 31, 2016:

Location	Approximate Square Footage	Primary Use
Owned:
San Jose, California	106,000	Corporate headquarters, research and development, sales and marketing
Chengdu, China	150,000	Research and development, administrative offices
Chengdu, China	60,000	Testing and manufacturing
Shanghai, China	7,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	15,000	Sales and marketing
Leased:
Chengdu, China	42,000	Inventory storage
Hangzhou, China	34,000	Research and development

We also lease other sales and research and development offices in China, Japan, Korea, the United States and Europe. We believe that our existing facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such potential claims.

Silergy

In December 2016, we settled a patent infringement lawsuit with Silergy Corp. and were awarded a total of $3.0 million pursuant to a settlement and license agreement. Under the agreement, the parties agreed to a mutual release of past claims and covenant not to sue provisions, and grant of certain patent licenses for future use. Based on their relative fair values, we allocated approximately $0.6 million to the settlement which was recorded as a credit to litigation expense in the Consolidated Statement of Operations for the year ended December 31, 2016. The remaining $2.4 million was allocated to the grant of the patent licenses for future use and will be recognized ratably over five years.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.” The following table sets forth the high and low closing sales price per share of our common stock:

	High	Low
2016:
First quarter	$63.64	$56.21
Second quarter	$70.75	$60.93
Third quarter	$80.50	$66.11
Fourth quarter	$85.43	$76.44

2015:
First quarter	$56.12	$45.80
Second quarter	$54.95	$49.96
Third quarter	$52.12	$45.28
Fourth quarter	$68.88	$50.42

Holders of Our Common Stock

As of February 20, 2017, there were 37 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to the stockholders in the following month. Our Board of Directors declared the following cash dividends:

	Dividend Declared	Total
	per Share	Amount
		(in thousands)
2016:
First quarter	$0.20	$8,047
Second quarter	$0.20	$8,096
Third quarter	$0.20	$8,132
Fourth quarter	$0.20	$8,159

2015:
First quarter	$0.20	$7,854
Second quarter	$0.20	$7,925
Third quarter	$0.20	$7,901
Fourth quarter	$0.20	$7,938

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2011 and its relative performance is tracked through December 31, 2016. Historic stock performance is not indicative of future performance.

The information contained in this stock performance graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2016, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the program through December 31, 2017. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. Shares are retired upon repurchase.

For the three months and year ended December 31, 2016, we did not repurchase any shares under the program. As of December 31, 2016, $50 million remained available for future repurchases under the program.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2016 and 2015, and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 from our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012, and the consolidated statement of operations data for each of the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements which are not included in this report. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenue	$388,665	$333,067	$282,535	$238,091	$213,813
Cost of revenue	177,792	152,898	129,917	110,190	100,665
Gross profit	210,873	180,169	152,618	127,901	113,148
Operating expenses:
Research and development	73,643	65,787	58,590	49,733	48,796
Selling, general and administrative	83,012	72,312	66,755	54,624	50,018
Litigation expense (benefit), net	(229)	1,000	(8,027)	(371)	(2,945)
Total operating expenses	156,426	139,099	117,318	103,986	95,869
Income from operations	54,447	41,070	35,300	23,915	17,279
Interest and other income, net	2,817	1,421	1,092	92	611
Income before income taxes	57,264	42,491	36,392	24,007	17,890
Income tax provision	4,544	7,319	897	1,109	2,134
Net income	$52,720	$35,172	$35,495	$22,898	$15,756

Net income per share:
Basic	$1.30	$0.89	$0.92	$0.61	$0.45
Diluted	$1.26	$0.86	$0.89	$0.59	$0.43
Weighted-average shares outstanding:
Basic	40,436	39,470	38,686	37,387	34,871
Diluted	41,915	40,869	39,793	38,620	36,247

Cash dividends declared per common share	$0.80	$0.80	$0.45	$-	$1.00

Consolidated Balance Sheet Data:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$112,703	$90,860	$126,266	$101,213	$75,104
Short-term investments	$155,521	$144,103	$112,452	$125,126	$85,521
Long-term investments	$5,354	$5,361	$5,389	$9,860	$11,755
Total assets	$511,126	$431,285	$399,366	$368,908	$287,162
Common stock and additional paid-in capital	$315,969	$265,763	$240,500	$234,201	$194,079
Total stockholders' equity	$431,116	$368,516	$346,425	$323,399	$258,294
Working capital	$330,063	$288,645	$271,051	$253,304	$190,840

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K.

Overview

We are a leading company that designs, develops and markets high-performance power solutions. Founded in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and an innovative proprietary process technology. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy efficient, cost-effective, easy-to-use solutions for systems found in industrial applications, telecommunication infrastructures, cloud computing, automotive, and consumer applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain products. We are not immune from current and future industry downturns, but we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  For each of the years ended December 31, 2016, 2015 and 2014, 91% of our revenue was from customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter products which serves the consumer, industrial, computing and storage, and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

In July 2014, we completed the acquisition of Sensima Technology SA (“Sensima”), a company located in Switzerland that develops magnetic sensors for angle measurements as well as three-dimensional magnetic field sensing. Sensima became a subsidiary of MPS and changed its name to MPS Tech Switzerland Sarl. The acquisition creates new opportunities with customers by offering enhanced solutions in power management for key industries such as automotive, industrial and cloud computing. The purchase consideration consisted of an upfront cash payment of $11.7 million and additional consideration that was contingent upon Sensima achieving a new product introduction and certain revenue and direct margin goals in 2016, with a fair value of $2.5 million at the date of acquisition. In addition, key employees received $1.7 million of time-based restricted stock units and up to $8.0 million of performance-based restricted stock units in connection with the transaction. These equity awards are considered arrangements for post-acquisition services and the related compensation expense is recognized over the requisite service period if it is probable that the performance goals will be met. The results of operations of Sensima have been included in our consolidated financial statements subsequent to the acquisition date. On December 31, 2016, management concluded that no contingent consideration was earned as the actual product revenue in 2016 did not meet the minimum target.

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

Revenue Recognition

We recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in us generally recognizing revenue upon shipment (when title and risk of loss have transferred to customers), including to most of the distributors, original equipment manufacturers and electronic manufacturing service providers.

For the years ended December 31, 2016, 2015 and 2014, approximately 88%, 88% and 89% of our sales, respectively, were made through distribution arrangements with third parties. We generally recognize revenue upon shipment of products to the distributors based on the following considerations:

(1)

The price is fixed or determinable at the date of sale. We do not offer special payment terms (our normal payment terms are 30-45 days for our distributors) or price adjustments to distributors when we recognize revenue upon shipment.

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

Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale. As of December 31, 2016 and 2015, the reserve for stock rotation rights was $1.9 million and $2.4 million, respectively.

If we enter into arrangements with distributors that have price adjustment or other rights that are not fixed or determinable, we recognize revenue under such arrangements only after the distributors have sold the products to end customers, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return except pursuant to warranty terms. A small number of our U.S. distributors has such rights and accordingly, we defer revenue recognition on these shipments until the products are sold to the end customers by the distributors. The deferred revenue balance before the final price and other adjustments from these distributors as of December 31, 2016 and 2015 was $3.7 million and $2.8 million, respectively. The deferred costs as of December 31, 2016 and 2015 were $0.3 million and $0.2 million, respectively.

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

As of December 31, 2016 and 2015, we had a valuation allowance of $27.4 million and $18.6 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event we determine that it is more likely than not that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

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

Contingencies

We are a party to actions and proceedings in the ordinary course of business, including potential litigation regarding our shareholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units with service conditions or performance conditions is based on the grant date share price. The fair value of restricted stock units with market conditions, as well as restricted stock units with both market conditions and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of options, shares issued under the employee stock purchase plan and restricted stock units with a purchase price feature is estimated using the Black-Scholes model.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to market conditions or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with performance conditions, as well as awards with both market conditions and performance conditions, we recognize compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. This assessment is performed on a quarterly basis and requires significant assumptions and estimates made by management related to the projected achievement of the performance goals, which can be affected by external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as our business and operations strategy, product roadmaps and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the projected achievement was revised upward or if the actual achievement was higher than the projected achievement, additional compensation expense may be recorded for the performance-based awards due to the cumulative catch-up adjustment, which could have an adverse impact on our results of operations. Conversely, if the projected achievement was revised downward or if the actual achievement was lower than the projected achievement, previously accrued compensation expense would be reversed for the performance-based awards, which would have a favorable impact on our results of operations. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment or actual results being different from projections made by management.

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Revenue	$388,665	100.0%	$333,067	100.0%	$282,535	100.0%
Cost of revenue	177,792	45.7	152,898	45.9	129,917	46.0
Gross profit	210,873	54.3	180,169	54.1	152,618	54.0
Operating expenses:
Research and development	73,643	18.9	65,787	19.8	58,590	20.7
Selling, general and administrative	83,012	21.4	72,312	21.7	66,755	23.6
Litigation expense (benefit), net	(229)	-	1,000	0.3	(8,027)	(2.8)
Total operating expenses	156,426	40.3	139,099	41.8	117,318	41.5
Income from operations	54,447	14.0	41,070	12.3	35,300	12.5
Interest and other income, net	2,817	0.7	1,421	0.5	1,092	0.4
Income before income taxes	57,264	14.7	42,491	12.8	36,392	12.9
Income tax provision	4,544	1.1	7,319	2.2	897	0.3
Net income	$52,720	13.6%	$35,172	10.6%	$35,495	12.6%

Revenue

The following table summarizes our revenue by market segments:

	Year Ended December 31,						Change
Market Segment	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	From 2015 to 2016	From 2014 to 2015
	(in thousands, except percentages)
Consumer	$153,732	39.5%	$145,090	43.6%	$122,733	43.4%	6.0%	18.2%
Industrial	89,639	23.1%	66,343	19.9%	49,037	17.4%	35.1%	35.3%
Computing and storage	80,562	20.7%	56,568	17.0%	46,147	16.3%	42.4%	22.6%
Communications	64,732	16.7%	65,066	19.5%	64,618	22.9%	(0.5)%	0.7%
Total	$388,665	100.0%	$333,067	100.0%	$282,535	100.0%	16.7%	17.9%

Revenue for the year ended December 31, 2016 was $388.7 million, an increase of $55.6 million, or 16.7%, from $333.1 million for the year ended December 31, 2015. This increase was driven by higher sales in the computing and storage, industrial and consumer segments, as overall unit shipments increased 19% due to higher market demand with current customers and design wins with new customers, partially offset by a 2% decrease in average sales prices.

Revenue from the consumer segment for the year ended December 31, 2016 increased $8.6 million, or 6.0%, from the same period in 2015. This increase was primarily driven by higher demand in battery management systems, home appliances and other high value consumer products. Revenue from the industrial segment for the year ended December 31, 2016 increased $23.3 million, or 35.1%, from the same period in 2015. This increase was primarily driven by higher sales in automotive applications, security products, smart meters and power sources. Revenue from the computing and storage segment for the year ended December 31, 2016 increased $24.0 million, or 42.4%, from the same period in 2015. This increase was primarily driven by strength in the high-performance notebook, server and solid-state drive storage markets. Revenue from the communications segment for the year ended December 31, 2016 was essentially flat compared to the same period in 2015.

Revenue for the year ended December 31, 2015 was $333.1 million, an increase of $50.6 million, or 17.9%, from $282.5 million for the year ended December 31, 2014. This increase was driven by higher sales in all market segments, as overall unit shipments increased 17% due to higher market demand with current customers and design wins with new customers, coupled with an increase of 1% in average sales prices.

Revenue from the consumer segment for the year ended December 31, 2015 increased $22.4 million, or 18.2%, from the same period in 2014. This increase was primarily driven by higher demand in gaming, battery management systems, home appliances and other high value consumer products. Revenue from the industrial segment for the year ended December 31, 2015 increased $17.3 million, or 35.3%, from the same period in 2014. This increase was primarily driven by higher sales in automotive applications and other industrial equipment. Revenue from the computing and storage segment for the year ended December 31, 2015 increased $10.4 million, or 22.6%, from the same period in 2014. This increase was primarily driven by strength in the server and high-performance notebook markets. Revenue from the communications segment for the year ended December 31, 2015 was essentially flat compared to the same period in 2014.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Year Ended December 31,			Change
	2016	2015	2014	From 2015 to 2016	From 2014 to 2015
	(in thousands, except percentages)
Cost of revenue	$177,792	$152,898	$129,917	16.3%	17.7%
As a percentage of revenue	45.7%	45.9%	46.0%
Gross profit	$210,873	$180,169	$152,618	17.0%	18.1%
Gross margin	54.3%	54.1%	54.0%

Cost of revenue was $177.8 million, or 45.7% of revenue, for the year ended December 31, 2016, and $152.9 million, or 45.9% of revenue, for the year ended December 31, 2015. The $24.9 million increase in cost of revenue was primarily due to a 19% increase in overall unit shipments, which was partially offset by a 2% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $1.0 million in warranty expenses and inventory write-downs. Gross margin was 54.3% for the year ended December 31, 2016, compared with 54.1% for the year ended December 31, 2015. The increase in gross margin was primarily due to lower direct and overhead costs as a percentage of revenue, partially offset by the impact of certain manufacturing cost variances.

Cost of revenue was $152.9 million, or 45.9% of revenue, for the year ended December 31, 2015, and $129.9 million, or 46.0% of revenue, for the year ended December 31, 2014. The $23.0 million increase in cost of revenue was primarily due to a 17% increase in overall unit shipments, coupled with a 4% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an additional $1.1 million of amortization for intangible assets. Gross margin was 54.1% for the year ended December 31, 2015, compared with 54.0% for the year ended December 31, 2014. The increase in gross margin was primarily due to lower direct and overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products and higher amortization for intangible assets compared to the same period in 2014.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2016	2015	2014	From 2015 to 2016	From 2014 to 2015
	(in thousands, except percentages)
R&D expenses	$73,643	$65,787	$58,590	11.9%	12.3%
As a percentage of revenue	18.9%	19.8%	20.7%

R&D expenses were $73.6 million, or 18.9% of revenue, for the year ended December 31, 2016 and $65.8 million, or 19.8% of revenue, for the year ended December 31, 2015. The $7.8 million increase in R&D expenses was primarily due to an increase of $2.9 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.2 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.6 million in new product development expenses, and an increase of $0.5 million in expenses related to changes in the value of the employee deferred compensation plan liabilities. Our R&D headcount was 578 employees as of December 31, 2016, compared with 506 employees as of December 31, 2015.

R&D expenses were $65.8 million, or 19.8% of revenue, for the year ended December 31, 2015 and $58.6 million, or 20.7% of revenue, for the year ended December 31, 2014. The $7.2 million increase in R&D expenses was primarily due to an increase of $3.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $2.1 million in stock-based compensation expenses primarily associated with the performance-based equity awards, an increase of $0.5 million in new product development expenses, and an increase of $0.3 million in manufacturing and laboratory supplies. These increases were partially offset by a decrease of $0.2 million related to changes in the value of the employee deferred compensation plan liabilities. Our R&D headcount was 506 employees as of December 31, 2015, compared with 476 employees as of December 31, 2014.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2016	2015	2014	From 2015 to 2016	From 2014 to 2015
	(in thousands, except percentages)
SG&A expenses	$83,012	$72,312	$66,755	14.8%	8.3%
As a percentage of revenue	21.4%	21.7%	23.6%

SG&A expenses were $83.0 million, or 21.4% of revenue, for the year ended December 31, 2016 and $72.3 million, or 21.7% of revenue, for the year ended December 31, 2015. The $10.7 million increase in SG&A expenses was primarily due to an increase of $3.0 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.9 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $2.1 million in commission expenses due to higher revenue, and an increase of $0.8 million in expenses related to changes in the value of the employee deferred compensation plan liabilities. In addition, contributing to the increase in SG&A expenses in 2016 was a credit of $2.5 million related to the release of a contingent consideration liability which reduced SG&A expenses in 2015 (see below). These increases were partially offset by a stock-based compensation credit recorded in 2016 due to the retirement of our then Chief Financial Officer. As the service or performance conditions for certain of her restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in SG&A expenses for the three months ended March 31, 2016. Our SG&A headcount was 355 employees as of December 31, 2016, compared with 306 employees as of December 31, 2015.

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

Our acquisition of Senisma in July 2014 included a contingent consideration arrangement which required us to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieved a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and determined that the projected product revenue in 2016 would likely not meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers would take longer than we had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015, and we released the liability of $2.5 million and recorded the credit in SG&A expenses. On December 31, 2016, management concluded that no contingent consideration was earned as the actual product revenue in 2016 did not meet the minimum target.

Litigation Expense (Benefit), Net

Litigation benefit, net was $0.2 million for the year ended December 31, 2016, compared with litigation expense of $1.0 million for the year ended December 31, 2015. The net litigation benefit in 2016 was attributable to the recognition of $0.7 million of benefit in connection with two litigation settlements, partially offset by $0.5 million of litigation expenses.

Litigation expense was $1.0 million for the year ended December 31, 2015, compared with a litigation benefit, net of $8.0 million for the year ended December 31, 2014. The net litigation benefit in 2014 was attributable to the recognition of a $9.5 million award from the O2 Micro litigation, partially offset by $0.5 million of additional legal fees incurred in connection with the final resolution of the litigation and $1.0 million of litigation expenses in other matters.

For a description of our material litigation matters, see Note 14 “Litigation” of the Notes to Consolidated Financial Statements.

Interest and Other Income, Net

Interest and other income, net, was $2.8 million for the year ended December 31, 2016, compared with $1.4 million for the year ended December 31, 2015. The increase was primarily due to an increase of $1.6 million in income related to changes in the value of the employee deferred compensation plan assets and an increase of $0.9 million in interest income, partially offset by an increase of $0.6 million in amortization of premium on investments and a decrease of $0.5 million in foreign currency exchange gains.

Interest and other income, net, was $1.4 million for the year ended December 31, 2015, compared with $1.1 million for the year ended December 31, 2014. The increase was primarily due to an increase of $0.5 million in foreign currency exchange gains and an increase of $0.5 million in interest income, partially offset by an increase of $0.5 million in expenses related to changes in the value of the employee deferred compensation plan assets.

Income Tax Provision

The income tax provision for the year ended December 31, 2016 was $4.5 million, or 7.9% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation and deferred compensation.

The income tax provision for the year ended December 31, 2015 was $7.3 million, or 17.2% of pre-tax income. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015. In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation and deferred compensation.

The income tax provision for the year ended December 31, 2014 was $0.9 million, or 2.5% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because our foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of the benefit that we realized from stock options exercises and the release of RSUs, and changes in our valuation allowance primarily related to stock-based compensation and deferred compensation.

For additional information on the income tax provision and the resolution of the income tax audits, see Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	December 31,
	2016	2015
	(in thousands, except percentages)
Cash and cash equivalents	$112,703	$90,860
Short-term investments	155,521	144,103
Total cash, cash equivalents and short-term investments	$268,224	$234,963
Percentage of total assets	52.5%	54.5%

Total current assets	$382,984	$331,928
Total current liabilities	(52,921)	(43,283)
Working capital	$330,063	$288,645

As of December 31, 2016, we had cash and cash equivalents of $112.7 million and short-term investments of $155.5 million, compared with cash and cash equivalents of $90.9 million and short-term investments of $144.1 million as of December 31, 2015. As of December 31, 2016, $87.6 million of cash and cash equivalents and $52.1 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2016, we had working capital of $330.1 million, compared with working capital of $288.6 million as of December 31, 2015. The $41.5 million increase in working capital was due to a $51.1 million increase in current assets, partially offset by a $9.6 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$107,786	$69,736	$74,133
Net cash used in investing activities	(55,726)	(57,197)	(9,367)
Net cash used in financing activities	(28,127)	(46,652)	(39,227)
Effect of exchange rate changes on cash and cash equivalents	(2,090)	(1,293)	(486)
Net increase (decrease) in cash and cash equivalents	$21,843	$(35,406)	$25,053

For the year ended December 31, 2016, net cash provided by operating activities was $107.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $2.9 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to a prepaid wafer purchase agreement we funded during the year. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2015, net cash provided by operating activities was $69.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of contingent consideration and a net decrease of $12.6 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2014, net cash provided by operating activities was $74.1 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily due to increased sales. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The decrease in accrued liabilities was primarily driven by the release of a liability related to the O2 Micro litigation, partially offset by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2016, net cash used in investing activities was $55.7 million, primarily due to purchases of property and equipment of $37.1 million, net purchases of investments of $13.6 million, and net contributions to the employee deferred compensation plan of $5.0 million. For the year ended December 31, 2015, net cash used in investing activities was $57.2 million, primarily due to net purchases of investments of $33.5 million, purchases of property and equipment of $16.0 million, and net contributions to the employee deferred compensation plan of $8.0 million. For the year ended December 31, 2014, net cash used in investing activities was $9.4 million, primarily due to $11.6 million paid to acquire Sensima, purchases of property and equipment of $9.5 million, and net contributions to the employee deferred compensation plan of $5.3 million, partially offset by net proceeds from maturities and sales of investments of $12.4 million and proceeds of $4.7 million from the redemption of auction-rate securities.

For the year ended December 31, 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China and building units in Shenzhen, China and Taipei, Taiwan for approximately $17.5 million. For the year ended December 31, 2015, we spent $5.4 million to purchase building units located in Shanghai, China.

For the year ended December 31, 2016, net cash used in financing activities was $28.1 million, primarily reflecting $33.1 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $3.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2015, net cash used in financing activities was $46.7 million, primarily reflecting $32.3 million used in repurchases of our common stock pursuant to our stock repurchase program and $30.0 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $10.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2014, net cash used in financing activities was $39.2 million, primarily reflecting $41.2 million used in repurchases of our common stock pursuant to our stock repurchase program and $11.7 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $14.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock. The program expired on December 31, 2015. In February 2016, our Board of Directors approved a new stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock through December 31, 2016. The program was extended by the Board of Directors to December 31, 2017. For the year ended December 31, 2016, we did not repurchase any shares. For the year ended December 31, 2015, we repurchased a total of 0.6 million shares for $32.3 million, at an average price of $50.05 per share. For the year ended December 31, 2014, we repurchased a total of 1.1 million shares for $41.2 million, at an average price of $39.19 per share.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the year ended December 31, 2016, we paid dividends and dividend equivalents totaling $33.1 million.  For the year ended December 31, 2015, we paid dividends and dividend equivalents totaling $30.0 million. For the year ended December 31, 2014, we paid dividends and dividend equivalents totaling $11.7 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months.

We anticipate the cash used for future dividends, dividend equivalents and the stock repurchase program will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for these payments, we may be required to accrue and pay U.S. taxes to repatriate these funds. In the future, in order to strengthen our financial position, respond to changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to discontinue paying dividends and dividend equivalents or repurchasing shares, and may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. Accordingly, we cannot ensure that we will continue to pay dividends and dividend equivalents or repurchase shares in the future, and there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)
Operating leases	$1,700	$969	$617	$114	$-
Outstanding purchase commitments (1)	46,263	44,663	300	300	1,000
Other long-term obligations (2)	22,277	-	3,167	9,312	9,798
Total	$70,240	$45,632	$4,084	$9,726	$10,798

______________

(1)	Outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements.

(2)

Other long-term obligations include long-term liabilities reflected in our Consolidated Balance Sheets, which primarily consist of the employee deferred compensation plan liabilities and accrued dividend equivalents. Because of the uncertainty as to the timing of distributions related to a portion of the employee deferred compensation plan liabilities, we have excluded estimated obligations of $0.9 million from the table above. In addition, because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $3.9 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by our Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Fluctuations in interest rates of 10% would not have a material impact on our results of operations.

We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale. For available-for-sale investments, no gains or losses are recognized in our results of operations due to changes in interest rates unless such securities are sold prior to maturity or are determined to be other-than-temporarily impaired. Available-for-sale investments are reported at fair value with the related unrealized gains or losses being included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Long-Term Investments

As of December 31, 2016, our holdings in auction-rate securities, which have a fair value of $5.4 million, have failed to reset as a result of current market conditions. A 10% decline in the fair value could impact our results of operations by approximately $0.5 million if we determine the decline in value to be other-than-temporary.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars through our subsidiary in Bermuda. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of the Company’s offshore operations is generally the local currency, including the Renminbi, the New Taiwan Dollar and the Euro. In addition, we incur foreign currency exchange gains or losses related to certain intercompany transactions between the U.S. and our foreign subsidiaries that are denominated in a currency other than the functional currency. Gains or losses from the settlement and remeasurement of the balances are reported in interest and other income. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monolithic Power Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2017

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$112,703	$90,860
Short-term investments	155,521	144,103
Accounts receivable, net	34,248	30,830
Inventories	71,469	63,209
Other current assets	9,043	2,926
Total current assets	382,984	331,928
Property and equipment, net	85,171	65,359
Long-term investments	5,354	5,361
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	3,002	5,053
Deferred tax assets, net	633	672
Other long-term assets	27,411	16,341
Total assets	$511,126	$431,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,427	$13,487
Accrued compensation and related benefits	12,578	9,812
Accrued liabilities	22,916	19,984
Total current liabilities	52,921	43,283
Income tax liabilities	3,870	2,941
Other long-term liabilities	23,219	16,545
Total liabilities	80,010	62,769
Commitments and contingencies (notes 12, 13 and 14)
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 40,793 and 39,689 as of December 31, 2016 and December 31, 2015, respectively	315,969	265,763
Retained earnings	119,362	101,287
Accumulated other comprehensive income (loss)	(4,215)	1,466
Total stockholders’ equity	431,116	368,516
Total liabilities and stockholders’ equity	$511,126	$431,285

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$388,665	$333,067	$282,535
Cost of revenue	177,792	152,898	129,917
Gross profit	210,873	180,169	152,618
Operating expenses:
Research and development	73,643	65,787	58,590
Selling, general and administrative	83,012	72,312	66,755
Litigation expense (benefit), net	(229)	1,000	(8,027)
Total operating expenses	156,426	139,099	117,318
Income from operations	54,447	41,070	35,300
Interest and other income, net	2,817	1,421	1,092
Income before income taxes	57,264	42,491	36,392
Income tax provision	4,544	7,319	897
Net income	$52,720	$35,172	$35,495

Net income per share:
Basic	$1.30	$0.89	$0.92
Diluted	$1.26	$0.86	$0.89
Weighted-average shares outstanding:
Basic	40,436	39,470	38,686
Diluted	41,915	40,869	39,793

Cash dividends declared per common share	$0.80	$0.80	$0.45

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$52,720	$35,172	$35,495
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016, 2015 and 2014	(5,033)	(4,166)	(609)
Change in unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2016, 2015 and 2014	(648)	(179)	160
Total other comprehensive loss, net of tax	(5,681)	(4,345)	(449)
Comprehensive income	$47,039	$30,827	$35,046

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2014	38,291	$234,201	$82,938	$6,260	$323,399
Net income	-	-	35,495	-	35,495
Other comprehensive loss	-	-	-	(449)	(449)
Dividends and dividend equivalents declared	-	-	(18,319)	-	(18,319)
Exercise of stock options	742	11,941	-	-	11,941
Release of restricted stock units	772	-	-	-	-
Repurchase of common shares	(1,051)	(41,198)	-	-	(41,198)
Shares issued under the employee stock purchase plan	78	2,078	-	-	2,078
Stock-based compensation expense	-	33,459	-	-	33,459
Tax benefits from equity awards	-	19	-	-	19
Balance as of December 31, 2014	38,832	240,500	100,114	5,811	346,425
Net income	-	-	35,172	-	35,172
Other comprehensive loss	-	-	-	(4,345)	(4,345)
Dividends and dividend equivalents declared	-	-	(33,999)	-	(33,999)
Exercise of stock options	498	7,744	-	-	7,744
Release of restricted stock units	948	-	-	-	-
Repurchase of common shares	(645)	(32,286)	-	-	(32,286)
Shares issued under the employee stock purchase plan	56	2,227	-	-	2,227
Stock-based compensation expense	-	41,650	-	-	41,650
Tax benefits from equity awards	-	5,928	-	-	5,928
Balance as of December 31, 2015	39,689	265,763	101,287	1,466	368,516
Net income	-	-	52,720	-	52,720
Other comprehensive loss	-	-	-	(5,681)	(5,681)
Dividends and dividend equivalents declared	-	-	(34,645)	-	(34,645)
Exercise of stock options	76	1,344	-	-	1,344
Release of restricted stock units	975	-	-	-	-
Shares issued under the employee stock purchase plan	53	2,463	-	-	2,463
Stock-based compensation expense	-	44,934	-	-	44,934
Tax benefits from equity awards	-	1,465	-	-	1,465
Balance as of December 31, 2016	40,793	$315,969	$119,362	$(4,215)	$431,116

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$52,720	$35,172	$35,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	14,674	13,783	13,130
(Gain) loss on sales or write-off of property and equipment	57	(339)	-
Amortization of premium on available-for-sale investments, net	1,019	463	237
(Gain) loss on employee deferred compensation plan investments	(1,257)	133	(141)
Change in fair value of contingent consideration	-	(2,507)	-
Deferred taxes, net	(5)	42	17
Excess tax benefits from equity awards	(1,465)	(5,928)	(10)
Stock-based compensation expense	44,989	41,563	33,454
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	(3,421)	(5,201)	(1,870)
Inventories	(8,323)	(22,210)	(1,142)
Other assets	(11,021)	(390)	(2,029)
Accounts payable	5,483	147	1,632
Accrued liabilities	8,035	9,942	(3,102)
Income tax liabilities	3,165	3,998	(248)
Accrued compensation and related benefits	3,136	1,068	(1,290)
Net cash provided by operating activities	107,786	69,736	74,133
Cash flows from investing activities:
Property and equipment purchases	(37,112)	(16,024)	(9,511)
Proceeds from sales of property and equipment	-	340	-
Purchases of short-term investments	(236,912)	(223,018)	(136,872)
Proceeds from maturities and sales of short-term investments	223,344	189,549	149,291
Proceeds from sales of long-term investment	-	-	4,650
Contributions to employee deferred compensation plan, net	(5,046)	(8,044)	(5,335)
Cash paid for an acquisition, net of cash acquired	-	-	(11,590)
Net cash used in investing activities	(55,726)	(57,197)	(9,367)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(300)	(300)	(400)
Proceeds from exercise of stock options	1,344	7,744	11,941
Proceeds from shares issued under the employee stock purchase plan	2,463	2,227	2,078
Repurchases of common shares	-	(32,286)	(41,198)
Dividends and dividend equivalents paid	(33,099)	(29,965)	(11,658)
Excess tax benefits from equity awards	1,465	5,928	10
Net cash used in financing activities	(28,127)	(46,652)	(39,227)
Effect of change in exchange rates	(2,090)	(1,293)	(486)
Net increase (decrease) in cash and cash equivalents	21,843	(35,406)	25,053
Cash and cash equivalents, beginning of period	90,860	126,266	101,213
Cash and cash equivalents, end of period	$112,703	$90,860	$126,266
Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$1,234	$3,322	$1,235
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$787	$2,184	$1,487
Liability accrued for dividends and dividend equivalents	$10,416	$10,109	$6,660
Fair value of contingent consideration related to an acquisition	$-	$-	$2,507

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (“MPS” or the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets integrated power semiconductor solutions and power delivery architectures. MPS's mission is to provide innovative power solutions in consumer, industrial, computing and storage, and communications market segments.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist of certificates of deposit, corporate debt securities, government agency bonds and treasuries, and the long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations for those where credit has been extended. Accounts receivable allowances were not material in any of the periods presented.

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in government policies and regulations on trade restrictions and corporate taxes; availability of necessary components or sub-assemblies; availability of foundry capacity; ability to integrate acquired companies; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency

In general, the functional currency of the Company’s international subsidiaries is the local currency. The primary subsidiaries are located in China and Taiwan, which utilize the Renminbi and the New Taiwan Dollar as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. In addition, the Company incurs foreign currency exchange gains or losses related to certain intercompany transactions between the U.S. and its foreign subsidiaries that are denominated in a currency other than the functional currency. In connection with the settlement and remeasurement of the balances, the Company recorded gains of $0.1 million, $0.6 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were reported in interest and other income, net, in the Consolidated Statements of Operations.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: Significant unobservable inputs

The Company’s financial instruments include cash and cash equivalents, and short-term and long-term investments. Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term investments are classified as available-for-sale securities and are stated at their fair market value. Premiums and discounts are amortized or accreted over the life of the related available-for-sale securities.  Interest income is recognized when earned.

The Company determines whether an impairment is temporary or other-than temporary. Unrealized gains or losses that are deemed to be temporary are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets, and changes in unrealized gains or losses are recorded in the Consolidated Statements of Comprehensive Income. The Company records an impairment charge in interest and other income, net, in the Consolidated Statements of Operations when an available-for-sale investment has experienced a decline in value that is deemed to be other-than-temporary. Other-than-temporary impairment exists when the Company either has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security.

As of December 31, 2016 and 2015, the fair value of the Company’s holdings in auction-rate securities was $5.4 million, all of which was classified as long-term available-for-sale investments. The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have estimated useful lives of 30 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease period.  Production equipment and software have estimated useful lives of three to seven years. Transportation equipment has estimated useful lives of 5 to 15 years. Furniture and fixtures have estimated useful lives of three to five years. Land is not depreciated.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

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

Other Long-Term Assets

Other assets primarily consist of investments related to the employee deferred compensation plan, intangible assets for the land use rights in Chengdu, China, certain prepaid wafer purchases and purchased patents. The Company amortizes the land use rights over 50 years and the purchased patents over five years.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are recorded as an operating expense (credit) in the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies and mutual funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies and at the fair value of the mutual funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Consolidated Statements of Operations.  The following table summarizes the deferred compensation plan amounts in the Consolidated Balance Sheets (in thousands):

	December 31,
	2016	2015
Cash surrender value of corporate-owned life insurance policies	$8,180	$5,706
Fair value of mutual funds	12,108	8,279
Total deferred compensation plan assets	$20,288	$13,985

Deferred compensation plan assets reported in:
Other long-term assets	$20,288	$13,985

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$479	$-
Other long-term liabilities	19,836	14,147
Total	$20,315	$14,147

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

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment (when title and risk of loss have transferred to customers), including to most of the distributors, original equipment manufacturers and electronic manufacturing service providers.

For the years ended December 31, 2016, 2015 and 2014, approximately 88%, 88% and 89% of the Company’s sales, respectively, were made through distribution arrangements with third parties. The Company generally recognizes revenue upon shipment of products to the distributors based on the following considerations:

(1)

The price is fixed or determinable at the date of sale. The Company does not offer special payment terms (the Company’s normal payment terms are 30-45 days for its distributors) or price adjustments to distributors when the Company recognizes revenue upon shipment.

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

Certain of the Company’s large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale. As of December 31, 2016 and 2015, the reserve for stock rotation rights was $1.9 million and $2.4 million, respectively.

If the Company enters into arrangements with distributors that have price adjustment or other rights that are not fixed or determinable, the Company recognizes revenue under such arrangements only after the distributors have sold the products to end customers, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return except pursuant to warranty terms. A small number of the Company’s U.S. distributors has such rights and accordingly, the Company defers revenue recognition on these shipments until the products are sold to the end customers by the distributors. The deferred revenue balance before the final price and other adjustments from these distributors as of December 31, 2016 and 2015 was $3.7 million and $2.8 million, respectively. The deferred costs as of December 31, 2016 and 2015 were $0.3 million and $0.2 million, respectively.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units (“RSUs”) with service conditions or performance conditions is based on the grant date share price. The fair value of RSUs with market conditions, as well as RSUs containing both market conditions and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of stock options, shares issued under the employee stock purchase plan and RSUs with a purchase price feature is estimated using the Black-Scholes model.

The Company recognizes compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to market conditions or performance conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with performance conditions, as well as awards containing both market conditions and performance conditions, the Company recognizes compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as the Company’s business and operations strategy, product roadmaps and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied.

The Company recognized stock-based compensation expense less an estimate for forfeitures. Effective January 1, 2017, the Company elected to account for forfeitures when they occur upon the adoption of Accounting Standards Update (“ASU”) No. 2016-09 (see “Recent Accounting Pronouncements” for further discussion).

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

Litigation and Contingencies

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

Litigation expense (benefit), net in the Consolidated Statements of Operations includes primarily patent infringement litigation and other business matters. The Company records litigation costs in the period in which they are incurred. Proceeds resulting from settlement of litigation or favorable judgments are recorded as a reduction against litigation expense.

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

The Company’s outstanding RSUs contain forfeitable rights to receive cash dividend equivalents, which are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income (loss) presented in the Consolidated Balance Sheets primarily consists of unrealized gains and losses related to available-for-sale investments and foreign currency translation adjustments.

Recent Accounting Pronouncements

Stock-Based Compensation:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016. The manner of application varies by the different provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company adopted the standard on January 1, 2017 and the primary impact of the adoption on its Consolidated Financial Statements is as follows:

●

The Company elected to account for forfeitures of equity awards when they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment of approximately $5.1 million to retained earnings as of January 1, 2017.

●

All excess tax benefits and deficiencies will be recognized in the income tax provision in the Consolidated Statements of Operations prospectively, rather than in additional paid-in-capital in the Consolidated Balance Sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. The Company applied the modified retrospective method and there was no adjustment to retained earnings as of January 1, 2017, as the deferred tax assets would be fully offset by a valuation allowance.

●

The Company will present excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. In addition, the Company will present cash payments made to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity in the Consolidated Statements of Cash Flows on a retrospective basis.

Revenue Recognition:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard defines a five-step process in order to achieve this core principle and requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used by management. The standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective January 1, 2018.

While the Company continues to assess the new standard on its accounting policies, processes and system requirements, the primary impact includes the timing of recognition of revenue with certain distributors in the U.S. Currently, sales to these distributors are made under agreements which provide these distributors with price adjustment and other rights. The Company determines that uncertainties on the sales price exist under these arrangements primarily because the amount of price adjustments to be claimed by the distributors is not fixed or determinable. As a result, revenue and costs related to these sales are deferred until the Company receives notification from the distributors that products have been sold to the end customers and the amount of price adjustments is finalized. Under the new standard, the transaction price takes into consideration the effect of variable consideration, which is estimated at the time the promised goods are transferred to the customers. Accordingly, the Company will be required to recognize revenue at the time of shipments to the distributors, adjusted for an estimate of the price adjustments based on the information available at the time. This change will only impact the Company’s accounting for arrangements with certain distributors in the U.S.  Revenue from non-U.S. distributors, which make up the majority of the total distributor sales, is currently recognized at the time of shipments to the distributors because these arrangements do not contain price adjustments, or other amounts that are not fixed or determinable.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. A final decision regarding the adoption method has not been finalized at this time.

While the Company continues to assess the potential impact of the provisions in the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.

Others:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires entities to recognize a right-of-use asset and a lease liability on the balance sheets for substantially all leases with a lease term greater than 12 months, including leases currently accounted for as operating leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The Company is evaluating the impact of the adoption on its annual goodwill impairment test.

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

The Company incurred $0.6 million of transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2014.

Cash paid at the Acquisition Date included $1.2 million that was held in an escrow account for a one-year period, which was subject to Sensima’s satisfaction of certain representations and warranties. The full amount was released from the escrow account on July 22, 2015.

The contingent consideration arrangement required the Company to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieved a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. The fair value of the contingent consideration was initially recorded in other long-term liabilities in the Consolidated Balance Sheets and was remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Consolidated Statements of Operations. As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and determined that the projected product revenue in 2016 would likely not meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers would take longer than the Company had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015, and the Company released the liability of $2.5 million and recorded the credit in selling, general and administrative expenses in the Consolidated Statement of Operations. On December 31, 2016, management concluded that no contingent consideration was earned as the actual product revenue in 2016 did not meet the minimum target.

Purchase Consideration Allocation

The fair value of assets acquired and liabilities assumed as of the Acquisition Date was as follows (in thousands):

Cash	$145
Other tangible assets acquired, net of liabilities assumed	42
Intangible assets:
Know-how	1,018
Developed technologies	4,421
IPR&D	2,045
Total identifiable net assets acquired	7,671
Goodwill	6,571
Total net assets acquired	$14,242

Intangible assets with finite lives included know-how and developed technologies with estimated useful lives of three to five years. The fair value of know-how was determined using the relief from royalty method, and the fair value of developed technologies was determined using the income approach. Intangible assets with indefinite lives included in-process research and development (“IPR&D”), which consisted of incomplete R&D projects that had not reached technological feasibility as of the Acquisition Date. The fair value of IPR&D was determined using the income approach. During the third quarter of 2015, management determined that the R&D projects were completed and the IPR&D amount was reclassified into developed technologies as a finite-lived intangible asset with an estimated useful life of four years.

Goodwill arising from the acquisition was primarily attributed to synergies which enable the Company to develop advanced solutions in power management by integrating Sensima’s magnetic sensor technologies. Goodwill is not deductible for tax purposes.

Equity Awards

On the Acquisition Date, the Board of Directors granted $1.7 million of time-based RSUs (or 40,000 shares) to key Sensima employees who became employees of the Company. These awards vest over four years. In addition, the Board of Directors granted $2.0 million of PSUs (or 47,000 shares) to these employees, with the right to earn up to four equal tranches totaling $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the Acquisition Date to July 22, 2019. 50% of the awards subject to each revenue goal will vest immediately when the revenue goal is met during the performance period and approved by the Board of Directors. The remaining shares will vest over the following two years. The vesting is subject to the employees’ continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the related compensation cost is recognized over the requisite service period if it is probable that the performance goals will be met.  As of December 31, 2016, stock-based compensation expense of $2.0 million for the first tranche was being recognized over the requisite service period.

3.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	December 31,
	2016	2015
Cash, cash equivalents and investments:
Cash	$87,747	$58,217
Money market funds	24,956	31,640
Certificates of deposit	-	21,574
Corporate debt securities	109,644	-
U.S. treasuries and government agency bonds	45,877	123,532
Auction-rate securities backed by student-loan notes	5,354	5,361
Total	$273,578	$240,324

	December 31,
	2016	2015
Reported as:
Cash and cash equivalents	$112,703	$90,860
Short-term investments	155,521	144,103
Long-term investments	5,354	5,361
Total	$273,578	$240,324

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	December 31,
	2016	2015
Due in less than 1 year	$47,568	$110,898
Due in 1 - 5 years	107,953	33,205
Due in greater than 5 years	5,354	5,361
Total	$160,875	$149,464

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$24,956	$-	$-	$24,956	$-
Corporate debt securities	110,429	65	(850)	109,644	91,938
U.S. treasuries and government agency bonds	45,899	-	(22)	45,877	39,275
Auction-rate securities backed by student-loan notes	5,570	-	(216)	5,354	5,354
Total	$186,854	$65	$(1,088)	$185,831	$136,567

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$31,640	$-	$-	$31,640	$-
Certificates of deposit	21,574	-	-	21,574	-
U.S. treasuries and government agency bonds	123,698	4	(170)	123,532	110,720
Auction-rate securities backed by student-loan notes	5,570	-	(209)	5,361	5,361
Total	$182,482	$4	$(379)	$182,107	$116,081

There were no redemptions of auction-rate securities for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, the Company redeemed $4.7 million of auction-rate securities at par. The underlying maturities of the outstanding auction-rate securities are up to 31 years. As of December 31, 2016 and 2015, the impairment of $0.2 million was determined to be temporary based on the following management assessment:

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

●	The majority of the securities remain AAA or AA+ rated;
●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of these securities to date, representing 87% of the original portfolio, have been at par.

4. FAIR VALUE MEASUREMENT

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$24,956	$24,956	$-	$-
Corporate debt securities	109,644	-	109,644	-
U.S. treasuries and government agency bonds	45,877	-	45,877	-
Auction-rate securities backed by student-loan notes	5,354	-	-	5,354
Mutual funds under deferred compensation plan	12,108	12,108	-	-
Total	$197,939	$37,064	$155,521	$5,354

	Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$31,640	$31,640	$-	$-
Certificates of deposit	21,574	-	21,574	-
U.S. treasuries and government agency bonds	123,532	-	123,532	-
Auction-rate securities backed by student-loan notes	5,361	-	-	5,361
Mutual funds under deferred compensation plan	8,279	8,279	-	-
Total	$190,386	$39,919	$145,106	$5,361

_________________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●

Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third party sources used to determine a daily market value.

●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, with interest rates that reset through a Dutch auction every 7 to 35 days and which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2015	$5,389
Change in unrealized loss included in other comprehensive loss	(28)
Balance at December 31, 2015	5,361
Change in unrealized loss included in other comprehensive loss	(7)
Balance at December 31, 2016	$5,354

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	December 31,
	2016			2015
Time-to-liquidity (months)		24			24
Discount rate	4.3%	-	9.3%	4.3%	-	7.3%

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$14,599	$14,907
Work in process	26,048	21,177
Finished goods	30,822	27,125
Total	$71,469	$63,209

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid wafer purchase	$5,000	$-
Other prepaid expense	2,249	2,128
Other	1,794	798
Total	$9,043	$2,926

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2016	2015
Production equipment and software	$95,565	$92,208
Buildings and improvements	48,964	34,736
Transportation equipment	11,291	4,694
Land	8,285	5,600
Furniture and fixtures	3,518	2,962
Leasehold improvements	2,838	2,283
Property and equipment, gross	170,461	142,483
Less: accumulated depreciation and amortization	(85,290)	(77,124)
Total	$85,171	$65,359

Depreciation and amortization expense was $12.6 million, $12.0 million and $12.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred compensation plan assets	$20,288	$13,985
Prepaid wafer purchase	5,000	-
Other prepaid expense	1,117	1,257
Other	1,006	1,099
Total	$27,411	$16,341

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Dividends and dividend equivalents	$8,946	$8,675
Deferred revenue and customer prepayments	6,799	5,236
Stock rotation reserve	1,937	2,372
Income tax payable	1,239	465
Warranty	1,030	289
Commissions	1,008	763
Sales rebate	441	268
Other	1,516	1,916
Total	$22,916	$19,984

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred compensation plan liabilities	$19,836	$14,147
Dividend equivalents	3,294	2,019
Other	89	379
Total	$23,219	$16,545

6. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the goodwill balance for the years ended December 31, 2016 and 2015. The Company did not identify any goodwill impairment for the years ended December 31, 2016, 2015 and 2014.

Acquisition-related intangible assets consist of the following (in thousands):

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(500)	$518
Developed technologies	6,466	(3,982)	2,484
Total	$7,484	$(4,482)	$3,002

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(297)	$721
Developed technologies	6,466	(2,134)	4,332
Total	$7,484	$(2,431)	$5,053

Amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations and totaled $2.1 million, $1.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated future amortization expense as of December 31, 2016 is as follows (in thousands):

2017	$2,051
2018	841
2019	110
Total	$3,002

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

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of December 31, 2016, 3.8 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,575	$1,166	$903
Research and development	14,041	11,156	9,019
Selling, general and administrative	29,373	29,241	23,532
Total	$44,989	$41,563	$33,454

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for certain of her RSUs had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in selling, general and administrative expenses for the three months ended March 31, 2016.

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

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs		Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	754	$19.41	1,028		$23.02	1,800	$23.57	3,582	$22.53
Granted	335	$36.71	952	(1)	$34.65	-	$-	1,287	$35.19
Released	(468)	$20.36	(304)		$18.12	-	$-	(772)	$19.48
Forfeited	(32)	$19.75	(17)		$19.79	-	$-	(49)	$19.77
Outstanding at December 31, 2014	589	$28.48	1,659		$28.11	1,800	$23.57	4,048	$26.14
Granted	271	$49.82	927	(1)	$47.61	-	$-	1,198	$48.11
Released	(319)	$26.56	(629)		$23.40	-	$-	(948)	$24.47
Forfeited	(42)	$35.60	(24)		$28.68	-	$-	(66)	$33.06
Outstanding at December 31, 2015	499	$40.75	1,933		$38.99	1,800	$23.57	4,232	$32.64
Granted	133	$63.00	1,216	(1)	$41.12	-	$-	1,349	$43.28
Released	(239)	$36.43	(736)		$29.71	-	$-	(975)	$31.36
Forfeited	(27)	$45.35	(129)		$36.82	(180)	$23.57	(336)	$30.38
Outstanding at December 31, 2016	366	$51.35	2,284		$43.24	1,620	$23.57	4,270	$36.47

_________________

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to awards released was $62.9 million, $49.2 million and $28.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total intrinsic value of all outstanding awards was $332.9 million, based on the closing stock price of $81.93. As of December 31, 2016, unamortized compensation expense related to all outstanding awards was approximately $84.8 million with a weighted-average remaining recognition period of approximately four years.

Time-Based RSUs:

For the years ended December 31, 2016, 2015 and 2014, the Board of Directors granted 133,000, 271,000 and 335,000 RSUs, respectively, with service conditions primarily to employees and non-employee directors. The RSUs generally vest over four years for employees and one year for non-employee directors, subject to continued employment with the Company.

2016 PSUs:

In February 2016, the Board of Directors granted 285,000 PSUs to the executive officers, which represent a target number of shares to be awarded based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2016 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2016 Executive PSUs. 50% of the 2016 Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2016 Executive PSUs will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 32,000 2016 Executive PSUs as a result of the departure of its then Chief Financial Officer. In July 2016, the Board of Directors granted 12,000 2016 Executive PSUs to the Company’s new Chief Financial Officer. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Executive PSUs is approximately $31.8 million.

In February 2016, the Board of Directors granted 64,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2017 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2016 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2016 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2016 Non-Executive PSUs will vest in the first quarter of 2018 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2016 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2016 Non-Executive PSUs is approximately $6.0 million.

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

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 MPSUs to the executive officers and certain key employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five MPS stock price targets ranging from $71.36 to $95.57 over a four-year period. The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five MPS stock price targets to be measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions vs. current analog topology for certain products.
2.	Successful implementation, and adoption by a key player, of integrated, software-based field-oriented-control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

Subject to the employees’ continued employment with the Company, the 2015 MPSUs will fully vest on January 1, 2020 if the pre-determined individual market and performance goals in each tranche are met during the performance periods and approved by the Board of Directors. In addition, the 2015 MPSUs contain post-vesting sales restrictions on the vested shares by employees for up to two years.

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

For the first tranche, stock-based compensation expense is recognized over the requisite service period even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved in each reporting period. As of December 31, 2016, based on management’s assessment, three of the six operating metrics were considered probable of being achieved during the performance period. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

2015 PSUs:

In February 2015, the Board of Directors granted 172,000 PSUs to the executive officers, which represented a target number of shares that would be awarded based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2015 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2015 Executive PSUs. 50% of the 2015 Executive PSUs would vest in the first quarter of 2017 if the pre-determined performance goals were met during the performance period and approved by the Board of Directors.  The remaining 2015 Executive PSUs would vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 19,000 2015 Executive PSUs as a result of the departure of its then Chief Financial Officer.

In February 2017, the Board of Directors approved the revenue achievement for the 2015 Executive PSUs and a total of 432,000 shares were earned by the executive officers. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2015 Executive PSUs is approximately $21.0 million.

In February 2015, the Board of Directors granted 58,000 PSUs to certain non-executive employees, which represented a target number of shares that would be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2015 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2015 Non-Executive PSUs would vest in the first quarter of 2017 if the pre-determined performance goals were met during the performance period and approved by the Board of Directors. The remaining 2015 Non-Executive PSUs would vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company.

In February 2017, the Board of Directors approved the revenue achievement for the 2015 Non-Executive PSUs and a total of 118,000 shares were earned by the employees. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2015 Non-Executive PSUs is approximately $5.7 million.

2014 PSUs:

In February 2014, the Board of Directors granted 252,000 PSUs to the executive officers, which represented a target number of shares that would be awarded based on the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2014 Executive PSUs. In February 2016, the Board of Directors approved the revenue achievement for the 2014 Executive PSUs and a total of 694,000 shares were earned by the executive officers. 50% of the 2014 Executive PSUs vested in the first quarter of 2016. The remaining 2014 Executive PSUs vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 37,000 2014 Executive PSUs as a result of the departure of its then Chief Financial Officer. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Executive PSUs is approximately $20.7 million.

In April 2014, the Board of Directors granted 61,000 PSUs to certain non-executive employees, which represented a target number of shares that would be awarded based on the Company’s 2015 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2014 Non-Executive PSUs, depending on the job classification of the employee. In February 2016, the Board of Directors approved the revenue achievement for the 2014 Non-Executive PSUs and a total of 103,000 shares were earned by the non-executive employees. 50% of the 2014 Non-Executive PSUs vested in the second quarter of 2016. The remaining 2014 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Non-Executive PSUs is approximately $3.7 million.

In connection with the acquisition of Sensima in July 2014, the Board of Directors granted PSUs to key Sensima employees who became employees of the Company. See Note 2 for further discussion.

2013 PSUs:

In February 2013, the Board of Directors granted 220,000 PSUs to the executive officers, which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets in 2014 (“2013 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2013 Executive PSUs. In February 2015, the Board of Directors approved the revenue achievement for the 2013 Executive PSUs and a total of 622,000 shares were earned by the executive officers. 50% of the 2013 Executive PSUs vested in the first quarter of 2015 and the remaining shares vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In March 2016, the Company cancelled 18,000 2013 Executive PSUs as a result of the departure of its then Chief Financial Officer. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Executive PSUs is approximately $15.0 million.

In February 2013, the Board of Directors granted 91,000 PSUs to certain non-executive employees, which represented a target number of RSUs that would be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of 2013 Non-Executive PSUs, depending on the job classification of the employee. In February 2015, the Board of Directors approved the revenue achievement for the 2013 Non-Executive PSUs and a total of 154,000 shares were earned by the non-executive employees. 50% of the 2013 Non-Executive PSUs vested in the first quarter of 2015 and the remaining shares vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Non-Executive PSUs is approximately $3.0 million.

2013 MSUs:

In December 2013, the Board of Directors granted 360,000 MSUs to the executive officers and certain key employees, which represented a target number of shares that would be awarded upon achievement of five MPS stock price targets ranging from $40.00 to $56.00 during a five-year performance period from January 1, 2014 to December 31, 2018 (“2013 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2013 MSUs. The 2013 MSUs will vest quarterly from January 1, 2019 to December 31, 2023 if the pre-determined performance goals were met during the performance period and approved by the Board of Directors. Vesting is subject to the employees’ continued employment with the Company. As of December 31, 2015, all five MPS stock price targets have been achieved and the employees earned a total of 1.8 million shares. In March 2016, the Company cancelled 36,000 2013 MSUs as a result of the departure of its then Chief Financial Officer.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7% and risk-free interest rate of 1.6%.  The total stock-based compensation cost for the 2013 MSUs is approximately $38.2 million.

Stock Options

No stock options were granted for the years ended December 31, 2016, 2015 and 2014. A summary of stock option activity is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2014	1,356	$15.86	1.9	$25,506
Exercised	(742)	$16.09
Forfeited and expired	(24)	$10.07
Outstanding at December 31, 2014	590	$15.80	1.2	$20,039
Exercised	(498)	$15.55
Forfeited and expired	(2)	$6.10
Outstanding at December 31, 2015	90	$17.50	1.3	$4,134
Exercised	(76)	$17.80
Outstanding at December 31, 2016	14	$15.88	1.0	$921
Options exercisable at December 31, 2016 and expected to vest	14	$15.88	1.0	$921
Options exercisable at December 31, 2016	14	$15.88	1.0	$921

Total intrinsic value of options exercised was $3.7 million, $18.6 million and $17.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Proceeds from stock option exercises were $1.3 million, $7.7 million and $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there was no unamortized compensation expense.

2004 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations.  The ESPP provides for an annual increase by an amount equal to the least of 1.0 million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors.  As of December 31, 2016, approximately 4.6 million shares were available for future issuance.

For the years ended December 31, 2016, 2015 and 2014, 53,000, 56,000 and 78,000 shares, respectively, were issued under the ESPP. The intrinsic value of the shares issued was $1.0 million, $0.6 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The unamortized expense as of December 31, 2016 was $93,000, which will be recognized through the first quarter of 2017. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	0.5	0.5	0.5
Expected volatility	28.6%	30.3%	29.4%
Risk-free interest rate	0.4%	0.2%	0.1%
Dividend yield	1.2%	1.4%	0.7%

Cash proceeds from the shares issued under the ESPP were $2.5 million, $2.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. STOCK REPURCHASE PROGRAMS

In July 2013, the Board of Directors approved a stock repurchase program (the “2013 Program”) that authorized the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the 2013 Program through December 31, 2015. The 2013 Program expired as of December 31, 2015 with a remaining unused balance of $5.9 million. Shares were retired upon repurchase under the 2013 Program.

In February 2016, the Board of Directors approved a stock repurchase program (the “2016 Program”) that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the 2016 Program through December 31, 2017.

The following table summarizes the repurchase activity under the programs (in thousands, except per-share amounts):

	Year Ended December 31,
	2016	2015	2014
Shares repurchased	-	645	1,051
Average price per share	$-	$50.05	$39.19
Total amount	$-	$32,286	$41,198

As of December 31, 2016, $50 million remained available for future repurchases under the 2016 Program. Shares will be retired upon repurchase.

9. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to the stockholders in the following month. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Year Ended December 31,
	2016	2015	2014
Dividend declared per share	$0.80	$0.80	$0.45
Total amount	$32,434	$31,618	$17,466

As of December 31, 2016 and 2015, accrued dividends totaled $8.2 million and $7.9 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of December 31, 2016 and 2015, accrued dividend equivalents totaled $4.1 million and $2.8 million, respectively.

10. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest income	$2,488	$1,608	$1,112
Amortization of premium on available-for-sale investments	(1,019)	(463)	(237)
Gain (loss) on employee deferred compensation plan investments	1,257	(375)	141
Foreign currency exchange gain	65	608	80
Other	26	43	(4)
Total	$2,817	$1,421	$1,092

11.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$52,720	$35,172	$35,495

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	40,436	39,470	38,686
Effect of dilutive securities	1,479	1,399	1,107
Weighted-average outstanding shares used to compute diluted net income per share	41,915	40,869	39,793

Net income per share:
Basic	$1.30	$0.89	$0.92
Diluted	$1.26	$0.86	$0.89

Anti-dilutive common stock equivalents were not material in any of the periods presented.

 12.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(14,431)	$(247)	$3,173
International	71,695	42,738	33,219
Total income before income taxes	$57,264	$42,491	$36,392

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries. Accordingly, no provision for Federal and state income or foreign withholding taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to U.S. income taxes and potential foreign withholding taxes. As of December 31, 2016 and 2015, the unremitted earnings of foreign subsidiaries were $284.8 million and $214.3 million, respectively. The Company has sufficient cash reserves in the U.S. and intends to use the undistributed foreign earnings to fund foreign operations and research and development needs, planned capital outlay and expansion.

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$2,527	$6,042	$18
State	-	2	(28)
Foreign	2,013	1,213	943
Deferred:
Foreign	4	62	(36)
Total income tax provision	$4,544	$7,319	$897

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory federal tax rate	34.0%	34.0%	34.0%
Settlement with tax authorities	-	6.2	-
Foreign income at lower rates	(41.1)	(43.1)	(27.7)
Changes in valuation allowance	11.0	17.6	5.9
Stock-based compensation	2.2	-	(9.3)
Reserves and other	1.8	2.5	(0.4)
Effective tax rate	7.9%	17.2%	2.5%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Research tax credits	$9,817	$8,869
Deferred compensation	6,752	5,038
Stock-based compensation	7,283	1,912
Other expenses not currently deductible	3,974	3,519
Depreciation and amortization	161	(52)
Total deferred tax assets	27,987	19,286
Valuation allowance	(27,354)	(18,614)
Net deferred tax assets	$633	$672

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

As of December 31, 2016 and 2015, the Company had a valuation allowance of $27.4 million and $18.6 million, respectively, attributable to management’s determination that it is more likely than not that most of the deferred tax assets in the U.S. will not be realized. Should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made. Likewise, in the event the Company were to determine that it is more likely than not that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made.

As of December 31, 2016, the Company did not have federal net operating loss carryforwards. As of December 31, 2016, the state net operating loss carryforwards for income tax purposes were approximately $20.3 million, which will expire beginning in 2017. $20.3 million of the state net operating loss carryforwards were related to excess tax benefits as a result of stock option exercises and RSU releases and therefore was recorded in additional paid-in-capital in the period that they became realized. The Company has elected to follow the “with and without” approach to account for excess tax benefits from stock options exercises and RSU releases. In addition, the Company only considered the direct effects of stock option exercises and RSU releases when calculating the amount of windfalls or shortfalls.

As of December 31, 2016, the Company had research tax credit carryforwards of $17.8 million for federal income tax purposes, which will begin to expire in 2026, and $18.3 million for state income tax purposes, which can be carried forward indefinitely. $8.1 million of the federal research tax credit and $1.8 million of the state research tax credit carryforwards were related to excess tax benefits as a result of stock option exercises and RSU releases and therefore were recorded in additional paid-in-capital in the period that they became realized.

Upon adoption of ASU No. 2016-09 on January 1, 2017, all excess tax benefits and deficiencies related to equity awards will be recognized in the income tax provision in the Consolidated Statements of Operations prospectively, rather than in additional paid-in-capital in the Consolidated Balance Sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. The Company applied the modified retrospective method and there was no adjustment to retained earnings as of January 1, 2017, as the deferred tax assets would be fully offset by a valuation allowance. The Company expects increased volatility to the income tax provision in future periods dependent upon, among other variables, the price of its common stock and the timing and volume of equity award vesting.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

The Protecting Americans from Tax Hikes (“PATH”) Act of 2015 permanently extends the R&D credit retroactively as of January 1, 2015. The Company had an increase to its federal R&D credits of approximately $2.2 million for qualifying amounts incurred in 2016. However, due to the Company’s current valuation allowance position, the credit did not result in a tax benefit.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of December 31, 2016. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

At December 31, 2016, the Company had $14.4 million of unrecognized tax benefits, $3.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2015, the Company had $12.1 million of unrecognized tax benefits, $2.7 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as at January 1, 2014	$14,922
Increase for tax position of prior year	584
Increase for tax position of current year	1,760
Decrease due to lapse of statue of limitation	(860)
Balance as of December 31, 2014	16,406
Increase for tax position of current year	1,964
Decrease related to settlement with tax authorities	(4,162)
Decrease due to lapse of statue of limitation	(669)
Decrease for tax position of prior year	(1,446)
Balance as of December 31, 2015	12,093
Increase for tax position of prior year	243
Increase for tax position of current year	2,095
Balance as of December 31, 2016	$14,431

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2016 and 2015, the Company has approximately $0.3 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

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

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China for performing research and development activities through 2017 and 2019, respectively. In addition, the Company currently has a tax holiday in Switzerland, which allows for tax-free operations through 2018.  The tax holiday and tax incentives had an insignificant impact on earnings per share for the periods presented.

Income Tax Examinations

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax return for the year ended December 31, 2014 was under examination by the IRS in 2016. In January 2017, the IRS completed its examination with no adjustments.

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

In April 2015, the Company reached a final resolution with the IRS in connection with the income tax audits for the years 2005 through 2007. Under the agreement, the Company made a one-time buy-in payment of $1.2 million for taxes related primarily to the revaluation of a license for certain intellectual property rights of the Company to one of its international subsidiaries.  This buy-in payment was final and no additional payment would be required with respect to the intellectual property license for the years under examination or for a previous or subsequent tax year. In addition, the Company made an interest payment of $1.0 million as well as a tax payment of $0.1 million for the tax years 2008 to 2013 in 2015.  There were no penalties assessed on the Company as a result of the audits.

For the second quarter of 2015, the Company's income tax provision included a one-time net charge of approximately $2.7 million reflecting the taxes and interest, partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.7 million charge, approximately $1.6 million was related to taxes and $1.1 million was related to interest.

13.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2016, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

2017	$969
2018	368
2019	249
2020	114
Total	$1,700

The Company leases warehouse space, sales and marketing, and research and development offices in China, Japan, Korea, the United States and Europe. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.8 million and $1.5 million, respectively.

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$289	$240	$451
Warranty provision for product sales	1,102	333	282
Settlements made	(68)	(158)	(42)
Unused warranty provision	(293)	(126)	(451)
Balance at end of period	$1,030	$289	$240

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

14.  LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation regarding its shareholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such potential claims.

Silergy

In December 2016, the Company settled a patent infringement lawsuit with Silergy Corp. and was awarded a total of $3.0 million pursuant to a settlement and license agreement. Under the agreement, the parties agreed to a mutual release of past claims and covenant not to sue provisions, and grant of certain patent licenses for future use. Based on their relative fair values, the Company allocated approximately $0.6 million to the settlement which was recorded as a credit to litigation expense in the Consolidated Statement of Operations for the year ended December 31, 2016. The remaining $2.4 million was allocated to the grant of the patent licenses for future use and will be recognized ratably over five years.

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

In March 2014, the United States Supreme Court declined to hear the case. As O2 Micro had no further legal avenues to appeal, the Company released the current liability of $9.5 million and recorded the award as a credit to litigation expense in the Consolidated Statement of Operations in the first quarter of 2014. In addition, the Company incurred additional legal fees of $0.5 million in connection with the final resolution of the lawsuit.

15.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2016, 2015 and 2014.

16.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes the only customer with sales greater than 10% of the Company's total revenue:

	Year Ended December 31,
Customer	2016	2015	2014
Distributor A	22%	24%	26%

The following table summarizes those customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	December 31,
Customer	2016	2015
Distributor A	19%	28%
Distributor B	17%	17%

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

17.  SEGMENT AND GEOGRAHPIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance power solutions for the consumer, industrial, computing and storage, and communications markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2016	2015	2014
China	$245,169	$213,119	$181,050
Taiwan	45,414	41,521	38,460
Korea	27,710	20,519	14,362
Europe	27,554	22,603	19,830
Southeast Asia	19,645	18,592	13,993
Japan	14,318	9,727	8,251
United States	8,567	6,732	6,392
Other	288	254	197
Total	$388,665	$333,067	$282,535

The following is a summary of revenue by market segments (in thousands):

	Year Ended December 31,
Market Segment	2016	2015	2014
Consumer	$153,732	$145,090	$122,733
Industrial	89,639	66,343	49,037
Computing and storage	80,562	56,568	46,147
Communications	64,732	65,066	64,618
Total	$388,665	$333,067	$282,535

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2016	2015	2014
DC to DC	$350,930	$299,726	$253,083
Lighting Control	37,735	33,341	29,452
Total	$388,665	$333,067	$282,535

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2016	2015
United States	$50,242	$40,405
China	45,728	40,738
Bermuda	9,573	11,624
Taiwan	8,919	126
Other	571	431
Total	$115,033	$93,324

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$(196)	$6,007	$5,811
Other comprehensive loss before reclassifications	(174)	(4,166)	(4,340)
Amounts reclassified from accumulated other comprehensive income	(5)	-	(5)
Net current period other comprehensive loss	(179)	(4,166)	(4,345)
Balance as of December 31, 2015	(375)	1,841	1,466
Other comprehensive loss before reclassifications	(623)	(5,033)	(5,656)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	-	(25)
Net current period other comprehensive loss	(648)	(5,033)	(5,681)
Balance as of December 31, 2016	$(1,023)	$(3,192)	$(4,215)

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in interest and other income, net, in the Consolidated Statements of Operations.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
Revenue	$103,618	$106,456	$94,079	$84,512
Cost of revenue	47,107	48,531	43,153	39,002
Gross profit	56,511	57,925	50,926	45,510
Operating expenses:
Research and development	17,974	20,472	17,876	17,321
Selling, general and administrative	21,316	22,397	21,531	17,768
Litigation expense (benefit), net	(321)	55	(8)	45
Total operating expenses	38,969	42,924	39,399	35,134
Income from operations	17,542	15,001	11,527	10,376
Interest and other income, net	897	780	597	543
Income before income taxes	18,439	15,781	12,124	10,919
Income tax provision	1,866	1,408	926	344
Net income	$16,573	$14,373	$11,198	$10,575

Net income per share:
Basic	$0.41	$0.35	$0.28	$0.26
Diluted	$0.39	$0.34	$0.27	$0.25
Weighted-average shares outstanding:
Basic	40,739	40,590	40,387	40,028
Diluted	42,404	41,895	41,716	41,646

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share amounts)
Revenue	$86,918	$91,194	$81,416	$73,538
Cost of revenue	40,001	41,754	37,287	33,855
Gross profit	46,917	49,440	44,129	39,683
Operating expenses:
Research and development	16,734	17,272	15,743	16,038
Selling, general and administrative	18,107	18,722	17,964	17,518
Litigation expense	283	136	311	270
Total operating expenses	35,124	36,130	34,018	33,826
Income from operations	11,793	13,310	10,111	5,857
Interest and other income (expense), net	550	(6)	235	642
Income before income taxes	12,343	13,304	10,346	6,499
Income tax provision	2,233	2,103	2,447	536
Net income	$10,110	$11,201	$7,899	$5,963

Net income per share:
Basic	$0.26	$0.28	$0.20	$0.15
Diluted	$0.24	$0.28	$0.19	$0.15
Weighted-average shares outstanding:
Basic	39,615	39,592	39,570	39,105
Diluted	41,445	40,689	40,745	40,596

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monolithic Power Systems, Inc.

San Jose, California

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2017

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Stockholders (the “2017 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive Officer Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2017 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2017 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 1998 Stock Plan and form of option agreement.

10.2+ (4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.3+ (5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.4† (6)	Foundry Agreement between the Registrant and Advanced Semiconductor Manufacturing Corp. of Shanghai, dated August 14, 2001.

10.5+ (7)	Employment Agreement with Michael Hsing and Amendment thereof.

10.6+ (8)	Employment Agreement with Maurice Sciammas and Amendment thereof.

10.7+ (9)	Employment Agreement with Jim Moyer.

10.8+(10)	Employment Agreement with Deming Xiao and Amendment thereof.

10.9 (11)	Distribution Agreement with Asian Information Technology Inc. Ltd., dated March 1, 2004.

10.10†(12)	Investment and Cooperation Contract, dated August 19, 2004.

10.11+(13)	Form of Performance Unit Agreement.

10.12+(14)	Letter Agreement with Victor Lee.

10.13+(15)	Letter Agreement with Douglas McBurnie.

10.14+(16)	Letter Agreement with Karen A. Smith Bogart.

10.15+(17)	Registrant’s Employee Bonus Plan, as amended effective March 6, 2008.

10.16+(18)	Form of Restricted Stock Award Agreement.

10.17+(19)	Letter Agreement with Jeff Zhou.

10.18+(20)	Employment Agreement with Meera P. Rao and Saria Tseng and Amendments thereof.

10.19+(21)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.20+(22)	Letter Agreement with Eugen Elmiger.

10.21+(23)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.22+(24)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan and Form of Grant Agreement.

10.17+(25)	Employment Agreement with Bernie Blegen

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
†	Confidential treatment requested for portions of this agreement, which portions have been omitted and filed separately with the Securities and Exchange Commission
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

(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on November 1, 2006.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007.
(16)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007.
(17)	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 15, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(20)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 4, 2011.
(21)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(22)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No), filed with the Securities and Exchange Commission on March 10, 2014.
(23)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No.), filed with the Securities and Exchange Commission on November 3, 2014.
(24)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No.), filed with the Securities and Exchange Commission on November 3, 2014.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 1, 2017	By:	/s/ MICHAEL HSING
Michael Hsing
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Hsing and T. Bernie Blegen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 1, 2017 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MICHAEL HSING	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael R. Hsing

/s/ T. BERNIE BLEGEN	Chief Financial Officer (Principal Financial and Accounting Officer)
T. Bernie Blegen

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ EUGEN ELMIGER	Director
Eugen Elmiger

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ JEFF ZHOU	Director
Jeff Zhou