Form 10-Q
period 2017-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2017-05-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 41,265,113 shares of the registrant’s common stock issued and outstanding as of May 1, 2017.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$76,826	$112,703
Short-term investments	201,815	155,521
Accounts receivable, net	38,115	34,248
Inventories	78,535	71,469
Other current assets	11,045	9,043
Total current assets	406,336	382,984
Property and equipment, net	85,617	85,171
Long-term investments	5,342	5,354
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	2,489	3,002
Deferred tax assets, net	641	633
Other long-term assets	29,808	27,411
Total assets	$536,804	$511,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,637	$17,427
Accrued compensation and related benefits	10,454	12,578
Accrued liabilities	22,917	22,916
Total current liabilities	56,008	52,921
Income tax liabilities	4,111	3,870
Other long-term liabilities	25,557	23,219
Total liabilities	85,676	80,010
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 41,239 and 40,793 as of March 31, 2017 and December 31, 2016, respectively	334,222	315,969
Retained earnings	119,613	119,362
Accumulated other comprehensive loss	(2,707)	(4,215)
Total stockholders’ equity	451,128	431,116
Total liabilities and stockholders’ equity	$536,804	$511,126

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$100,362	$84,512
Cost of revenue	45,520	39,002
Gross profit	54,842	45,510
Operating expenses:
Research and development	18,894	17,321
Selling, general and administrative	22,092	17,768
Litigation expense	286	45
Total operating expenses	41,272	35,134
Income from operations	13,570	10,376
Interest and other income, net	1,381	543
Income before income taxes	14,951	10,919
Income tax provision	474	344
Net income	$14,477	$10,575

Net income per share:
Basic	$0.35	$0.26
Diluted	$0.33	$0.25
Weighted-average shares outstanding:
Basic	41,047	40,028
Diluted	43,268	41,646

Cash dividends declared per common share	$0.20	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$14,477	$10,575
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2016	1,306	498
Change in unrealized gain on available-for-sale securities, net of $0 tax in 2017 and 2016	202	210
Total other comprehensive income, net of tax	1,508	708
Comprehensive income	$15,985	$11,283

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$14,477	$10,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	4,044	3,320
(Gain) loss on sales or write-off of property and equipment	(3)	58
Amortization of premium on available-for-sale investments, net	507	171
Gain on employee deferred compensation plan investments	(733)	(302)
Deferred taxes, net	-	11
Stock-based compensation expense	11,662	8,979
Changes in operating assets and liabilities:
Accounts receivable	(3,865)	1,998
Inventories	(7,057)	851
Other assets	(1,465)	(181)
Accounts payable	4,927	3,342
Accrued compensation and related benefits	(2,251)	(270)
Accrued liabilities	2,402	344
Income tax liabilities	(753)	(26)
Net cash provided by operating activities	21,892	28,870
Cash flows from investing activities:
Property and equipment purchases	(3,424)	(5,346)
Proceeds from sales of property and equipment	3	-
Purchases of short-term investments	(71,989)	(66,803)
Proceeds from maturities and sales of short-term investments	25,400	37,353
Contributions to employee deferred compensation plan, net	(1,233)	(1,030)
Net cash used in investing activities	(51,243)	(35,826)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	-
Proceeds from exercise of stock options	61	464
Proceeds from shares issued under the employee stock purchase plan	1,382	1,285
Dividends and dividend equivalents paid	(8,179)	(7,974)
Net cash used in financing activities	(6,986)	(6,225)
Effect of change in exchange rates	460	129
Net decrease in cash and cash equivalents	(35,877)	(13,052)
Cash and cash equivalents, beginning of period	112,703	90,860
Cash and cash equivalents, end of period	$76,826	$77,808

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$1,220	$349
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$1,208	$840
Liability accrued for dividends and dividend equivalents	$8,902	$8,700

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future periods.

Summary of Significant Accounting Policies

Other than those discussed in “Recent Accounting Pronouncements” below, there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Stock-Based Compensation:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The Company adopted the standard on January 1, 2017 and the primary impact of the adoption was as follows:

●

The Company elected to account for forfeitures of equity awards when they occur. The change was applied on a modified retrospective basis and the Company recorded a cumulative-effect adjustment of $5.1 million to retained earnings on January 1, 2017 (with a corresponding offset to additional paid-in capital).

●

Excess tax benefits are recognized in the income tax provision in the Condensed Consolidated Statements of Operations prospectively, rather than in additional paid-in capital in the Condensed Consolidated Balance Sheets. The Company applied the modified retrospective method and there was no net cumulative-effect adjustment to retained earnings on January 1, 2017, as the increase in deferred tax assets was fully offset by a valuation allowance.  Diluted weighted-average outstanding shares increased by approximately 0.5 million shares for the three months ended March 31, 2017, as excess tax benefits are excluded from assumed proceeds in the diluted earnings per share computation.

●	The Company is presenting excess tax benefits as an operating activity in the Condensed Consolidated Statements of Cash Flows on a prospective basis.

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

While the Company continues to assess the impact of the new standard on its accounting policies, processes and system requirements, the primary effects include the timing of recognition of revenue with certain distributors in the U.S. Currently, sales to these distributors are made under agreements which provide these distributors with price adjustment and other rights. The Company determines that uncertainties on the sales price exist under these arrangements primarily because the amount of price adjustments to be claimed by the distributors is not fixed or determinable. As a result, revenue and costs related to these sales are deferred until the Company receives notification from the distributors that products have been sold to the end customers and the amount of price adjustments is finalized. Under the new standard, the transaction price takes into consideration the effect of variable consideration, which is estimated at the time the promised goods are transferred to the customers. Accordingly, the Company will be required to recognize revenue at the time of shipment to the distributors, adjusted for an estimate of the price adjustments based on the information available at the time. Revenue from non-U.S. distributors, which make up the majority of the Company’s total distributor sales, is currently recognized at the time of shipment to the distributors because these arrangements do not contain price adjustments, or other amounts that are not fixed or determinable.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company has not yet made a final decision regarding the adoption method.

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

2. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of March 31, 2017, 3.2 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$358	$434
Research and development	3,498	3,698
Selling, general and administrative	7,806	4,847
Total	$11,662	$8,979

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for her outstanding restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in selling, general and administrative expenses for the three months ended March 31, 2016.

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	366	$51.35	2,284	$43.24	1,620	$23.57	4,270	$36.47
Granted	47	$89.37	527 (1)	$62.86	-	$-	574	$65.02
Released	(61)	$46.83	(360)	$43.71	-	$-	(421)	$44.16
Forfeited	(5)	$60.85	(3)	$52.30	-	$-	(8)	$57.51
Outstanding at March 31, 2017	347	$57.12	2,448	$47.38	1,620	$23.57	4,415	$39.41

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to awards released was $37.4 million and $29.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total intrinsic value of all outstanding awards was $373.3 million, based on the closing stock price of $92.10. As of March 31, 2017, unamortized compensation expense related to all outstanding awards was approximately $110.1 million with a weighted-average remaining recognition period of approximately four years.

Time-Based RSUs:

For the three months ended March 31, 2017, the Board of Directors granted 47,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued employment with the Company.

2017 PSUs:

In February 2017, the Board of Directors granted 200,000 PSUs to the executive officers, which represent a target number of shares to be awarded based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2017 Executive PSUs. 50% of the 2017 Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2017 Executive PSUs will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Executive PSUs is approximately $36.3 million.

In February 2017, the Board of Directors granted 48,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2018 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2017 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2017 Non-Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2017 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Non-Executive PSUs is approximately $7.2 million.

The 2017 Executive PSUs and the 2017 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. Shares that do not vest will not be subject to the purchase price payment. The Company determined the grant date fair value of the 2017 Executive PSUs and the 2017 Non-Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $89.37, expected term of 2.6 years, expected volatility of 28.6% and risk-free interest rate of 1.3%.

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 MPSUs to the executive officers and certain key employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five MPS stock price targets ranging from $71.36 to $95.57 with a performance period from January 1, 2016 to December 31, 2019.

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five MPS stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. The MPS stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. The stock price targets for the third tranche will be determined on December 31, 2017 with a performance period from January 1, 2018 to December 31, 2019. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions vs. current analog topology for certain products.
2.	Successful implementation, and adoption by a key player, of an integrated, software-based field-oriented-control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

Subject to the employees’ continued employment with the Company, the 2015 MPSUs will fully vest on January 1, 2020 if the pre-determined individual market and performance goals in each tranche are met during the performance periods and approved by the Board of Directors. In addition, the 2015 MPSUs contain post-vesting sales restrictions on the vested shares by employees for up to two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. In March 2016, the Company cancelled 13,000 2015 MPSUs as a result of the departure of its then Chief Financial Officer. Assuming the achievement of all of the required market and performance goals, the total stock-based compensation cost for the 2015 MPSUs is approximately $24.6 million to be recognized as follows: $8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche.

For the first tranche, stock-based compensation expense is recognized over the requisite service period even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved in each reporting period. As of March 31, 2017, based on management’s assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Stock Options

No options were granted for the three months ended March 31, 2017 and 2016. Total intrinsic value of options exercised was $0.3 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The net cash proceeds from the exercise of stock options were $0.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was no unamortized compensation expense and outstanding options were not material.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2017 and 2016, 22,000 and 29,000 shares, respectively, were issued under the ESPP. As of March 31, 2017, 4.6 million shares were available for future issuance.

The intrinsic value of shares issued was $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the unamortized expense was $0.3 million, which will be recognized through the third quarter of 2017. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	0.5	0.5
Expected volatility	23.4%	29.7%
Risk-free interest rate	0.7%	0.4%
Dividend yield	0.9%	1.4%

Cash proceeds from the shares issued under the ESPP were $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$15,640	$14,599
Work in process	32,903	26,048
Finished goods	29,992	30,822
Total	$78,535	$71,469

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid wafer purchase	$5,000	$5,000
Other prepaid expense	3,281	2,249
Interest receivable	1,295	966
Other	1,469	828
Total	$11,045	$9,043

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Deferred compensation plan assets	$22,001	$20,288
Prepaid wafer purchase	5,000	5,000
Other prepaid expense	1,235	1,117
Other	1,572	1,006
Total	$29,808	$27,411

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Dividends and dividend equivalents	$9,437	$8,946
Deferred revenue and customer prepayments	5,496	6,799
Stock rotation reserve	3,481	1,937
Warranty	1,346	1,030
Commissions	1,007	1,008
Income tax payable	259	1,239
Other	1,891	1,957
Total	$22,917	$22,916

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,030	$289
Warranty provision for product sales	791	85
Settlements made	(296)	-
Unused warranty provision	(179)	(38)
Balance at end of period	$1,346	$336

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Deferred compensation plan liabilities	$21,777	$19,836
Dividend equivalents	3,708	3,294
Other	72	89
Total	$25,557	$23,219

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three months ended March 31, 2017.

Acquisition-related intangible assets consist of the following (in thousands):

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(551)	$467
Developed technologies	6,466	(4,444)	2,022
Total	$7,484	$(4,995)	$2,489

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(500)	$518
Developed technologies	6,466	(3,982)	2,484
Total	$7,484	$(4,482)	$3,002

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For both the three months ended March 31, 2017 and 2016, amortization expense totaled $0.5 million.

As of March 31, 2017, the estimated future amortization expense was as follows (in thousands):

2017 (remaining nine months)	$1,538
2018	841
2019	110
Total	$2,489

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$14,477	$10,575

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	41,047	40,028
Effect of dilutive securities	2,221	1,618
Weighted-average outstanding shares used to compute diluted net income per share	43,268	41,646

Net income per share:
Basic	$0.35	$0.26
Diluted	$0.33	$0.25

6. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance analog solutions for the consumer, industrial, computing and storage, and communications markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes two customers with sales greater than 10% of the Company's total revenue:

	Three Months Ended March 31,
Customer	2017	2016
Distributor A	18%	20%
Distributor B	10%	*

* Represents less than 10%.

The following table summarizes two customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2017	2016
Distributor A	20%	19%
Distributor B	13%	17%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2017	2016
China	$56,084	$52,388
Taiwan	14,875	8,855
Korea	8,161	7,093
Europe	7,907	6,985
Southeast Asia	6,372	4,338
Japan	4,825	2,650
United States	2,042	2,146
Other	96	57
Total	$100,362	$84,512

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2017	2016
DC to DC	$91,424	$77,118
Lighting Control	8,938	7,394
Total	$100,362	$84,512

The following is a summary of long-lived assets by geographic regions (in thousands):

	March 31,	December 31,
Country	2017	2016
United States	$52,270	$50,242
China	45,339	45,728
Bermuda	9,060	9,573
Taiwan	9,576	8,919
Other	433	571
Total	$116,678	$115,033

7. LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its shareholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims.

As of March 31, 2017, there were no material pending legal proceedings to which the Company was a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	March 31,	December 31,
	2017	2016
Cash, cash equivalents and investments:
Cash	$68,552	$87,747
Money market funds	8,274	24,956
Certificates of deposit	7,256	-
Corporate debt securities	170,389	109,644
U.S. treasuries and government agency bonds	24,170	45,877
Auction-rate securities backed by student-loan notes	5,342	5,354
Total	$283,983	$273,578

	March 31,	December 31,
	2017	2016
Reported as:
Cash and cash equivalents	$76,826	$112,703
Short-term investments	201,815	155,521
Long-term investments	5,342	5,354
Total	$283,983	$273,578

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Due in less than 1 year	$61,688	$47,568
Due in 1 - 5 years	140,127	107,953
Due in greater than 5 years	5,342	5,354
Total	$207,157	$160,875

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$8,274	$-	$-	$8,274	$-
Certificates of deposit	7,256	-	-	7,256	-
Corporate debt securities	170,959	75	(645)	170,389	129,006
U.S. treasuries and government agency bonds	24,193	3	(26)	24,170	21,180
Auction-rate securities backed by student-loan notes	5,570	-	(228)	5,342	5,342
Total	$216,252	$78	$(899)	$215,431	$155,528

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$24,956	$-	$-	$24,956	$-
Corporate debt securities	110,429	65	(850)	109,644	91,938
U.S. treasuries and government agency bonds	45,899	-	(22)	45,877	39,275
Auction-rate securities backed by student-loan notes	5,570	-	(216)	5,354	5,354
Total	$186,854	$65	$(1,088)	$185,831	$136,567

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$8,274	$8,274	$-	$-
Certificates of deposit	7,256	-	7,256	-
Corporate debt securities	170,389	-	170,389	-
U.S. treasuries and government agency bonds	24,170	-	24,170	-
Auction-rate securities backed by student-loan notes	5,342	-	-	5,342
Mutual funds under deferred compensation plan	13,514	13,514	-	-
Total	$228,945	$21,788	$201,815	$5,342

	Fair Value Measurement at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Money market funds	$24,956	$24,956	$-	$-
Corporate debt securities	109,644	-	109,644	-
U.S. treasuries and government agency bonds	45,877	-	45,877	-
Auction-rate securities backed by student-loan notes	5,354	-	-	5,354
Mutual funds under deferred compensation plan	12,108	12,108	-	-
Total	$197,939	$37,064	$155,521	$5,354

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2017	$5,354
Change in unrealized loss included in other comprehensive income	(12)
Balance at March 31, 2017	$5,342

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31,			December 31,
	2017			2016
Time-to-liquidity (months)		24			24
Discount rate	4.2%	-	9.2%	4.3%	-	9.3%

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense (credit) in the Condensed Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies and mutual funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies and at the fair value of the mutual funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Condensed Consolidated Statements of Operations.  The following table summarizes the deferred compensation plan balances in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2017	2016
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$8,487	$8,180
Fair value of mutual funds	13,514	12,108
Total	$22,001	$20,288

Deferred compensation plan assets reported in:
Other long-term assets	$22,001	$20,288

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$341	$479
Other long-term liabilities	21,777	19,836
Total	$22,118	$20,315

11. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$1,264	$489
Amortization of premium on available-for-sale investments	(507)	(171)
Gain on employee deferred compensation plan investments	733	302
Foreign currency exchange loss	(109)	(83)
Other	-	6
Total	$1,381	$543

12. INCOME TAXES

The income tax provision for the three months ended March 31, 2017 was $0.5 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

The income tax provision for the three months ended March 31, 2016 was $0.3 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates, and because of the benefit that the Company realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of March 31, 2017. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

Adoption of ASU No. 2016-09

Upon adoption of ASU No. 2016-09 on January 1, 2017, excess tax benefits are now recognized in the income tax provision in the Condensed Consolidated Statements of Operations prospectively, rather than in additional paid-in capital in the Condensed Consolidated Balance Sheets. The Company applied the modified retrospective method and there was no net cumulative-effect adjustment to retained earnings on January 1, 2017, as the increase in deferred tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance.  For the three months ended March 31, 2017, the Company was in a taxable loss position and accordingly, there was no discrete benefit recorded in the income tax provision related to the excess tax benefits upon vesting of the equity awards.

Unrecognized Tax Benefits

As of March 31, 2017, the Company had $15.0 million of unrecognized tax benefits, $3.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2016, the Company had $14.4 million of unrecognized tax benefits, $3.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of March 31, 2017 and December 31, 2016, the Company has approximately $0.4 million and $0.3 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2017	$(1,023)	$(3,192)	$(4,215)
Other comprehensive income before reclassifications	202	1,306	1,508
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Net current period other comprehensive income	202	1,306	1,508
Balance as of March 31, 2017	$(821)	$(1,886)	$(2,707)

14. STOCK REPURCHASE

In February 2016, the Board of Directors approved a stock repurchase program (the “2016 Program”) that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the 2016 Program through December 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares under the 2016 Program. As of March 31, 2017, $50 million remained available for future repurchases. Shares will be retired upon repurchase.

15. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to the stockholders in the following month. For the three months ended March 31, 2017, the Board of Directors declared a cash dividend of $0.20 per share for a total of $8.2 million. For the three months ended March 31, 2016, the Board of Directors declared a cash dividend of $0.20 per share for a total of $8.0 million. As of both March 31, 2017 and December 31, 2016, accrued dividends totaled $8.2 million.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of March 31, 2017 and December 31, 2016, accrued dividend equivalents totaled $4.9 million and $4.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, industrial, computing and storage, and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2017 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to repurchase shares under our stock repurchase program and pay future cash dividends, and,

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2017 included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  For the three months ended March 31, 2017 and 2016, 90% and 89% of our revenue, respectively, was from customers in Asia. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, industrial, computing and storage, and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Other than those discussed in “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three months ended March 31, 2017, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2017		2016
	(in thousands, except percentages)
Revenue	$100,362	100.0%	$84,512	100.0%
Cost of revenue	45,520	45.4	39,002	46.1
Gross profit	54,842	54.6	45,510	53.9
Operating expenses:
Research and development	18,894	18.8	17,321	20.5
Selling, general and administrative	22,092	22.0	17,768	21.0
Litigation expense	286	0.3	45	0.1
Total operating expenses	41,272	41.1	35,134	41.6
Income from operations	13,570	13.5	10,376	12.3
Interest and other income, net	1,381	1.4	543	0.6
Income before income taxes	14,951	14.9	10,919	12.9
Income tax provision	474	0.5	344	0.4
Net income	$14,477	14.4%	$10,575	12.5%

Revenue

The following table summarizes our revenue by market segments:

	Three Months Ended March 31,
Market Segment	2017	% of Revenue	2016	% of Revenue	Change
	(in thousands, except percentages)
Consumer	$35,611	35.5%	$33,807	40.0%	5.3%
Industrial	27,685	27.6%	18,437	21.8%	50.2%
Computing and storage	20,617	20.5%	15,393	18.2%	33.9%
Communications	16,449	16.4%	16,875	20.0%	(2.5)%
Total	$100,362	100.0%	$84,512	100.0%	18.8%

Revenue for the three months ended March 31, 2017 was $100.4 million, an increase of $15.9 million, or 18.8%, from $84.5 million for the three months ended March 31, 2016. This increase was driven by higher sales in the consumer, industrial and computing and storage segments, as overall unit shipments increased 8% due to higher market demand with current customers and design wins with new customers, coupled with an 11% increase in average sales prices.

Revenue from the consumer segment for the three months ended March 31, 2017 increased $1.8 million, or 5.3%, from the same period in 2016. This increase was primarily driven by higher demand in battery management systems, home appliances and other high value consumer products. Revenue from the industrial segment for the three months ended March 31, 2017 increased $9.2 million, or 50.2%, from the same period in 2016. This increase was primarily driven by higher sales in automotive applications, smart meters and power sources. Revenue from the computing and storage segment for the three months ended March 31, 2017 increased $5.2 million, or 33.9%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage, high-performance notebook and server markets. Revenue from the communications segment for the three months ended March 31, 2017 was essentially flat compared to the same period in 2016.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
Cost of revenue	$45,520	$39,002	16.7%
As a percentage of revenue	45.4%	46.1%
Gross profit	$54,842	$45,510	20.5%
Gross margin	54.6%	53.9%

Cost of revenue was $45.5 million, or 45.4% of revenue, for the three months ended March 31, 2017, and $39.0 million, or 46.1% of revenue, for the three months ended March 31, 2016. The $6.5 million increase in cost of revenue was primarily due to an 8% increase in overall unit shipments, coupled with a 9% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in warranty expenses and inventory write-downs.

Gross margin was 54.6% for the three months ended March 31, 2017, compared with 53.9% for the three months ended March 31, 2016. The increase in gross margin was primarily due to increased sales of higher margin products and lower direct and overhead costs as a percentage of revenue. This increase was partially offset by higher warranty expenses and inventory write-downs.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
R&D expenses	$18,894	$17,321	9.1%
As a percentage of revenue	18.8%	20.5%

R&D expenses were $18.9 million, or 18.8% of revenue, for the three months ended March 31, 2017 and $17.3 million, or 20.5% of revenue, for the three months ended March 31, 2016. The $1.6 million increase in R&D expenses was primarily due to an increase of $0.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $0.4 million in new product development expenses, and an increase of $0.2 million in expenses related to changes in the value of the employee deferred compensation plan liabilities. Our R&D headcount was 577 employees as of March 31, 2017, compared with 512 employees as of March 31, 2016.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
SG&A expenses	$22,092	$17,768	24.3%
As a percentage of revenue	22.0%	21.0%

SG&A expenses were $22.1 million, or 22.0% of revenue, for the three months ended March 31, 2017 and $17.8 million, or 21.0% of revenue, for the three months ended March 31, 2016. The $4.3 million increase in SG&A expenses was primarily due to an increase of $0.4 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $0.4 million in expenses related to changes in the value of the employee deferred compensation plan liabilities. In addition, contributing to the increase in SG&A expenses for the three months ended March 31, 2017 was a stock-based compensation credit recorded in the three months ended March 31, 2016 due to the retirement of our then Chief Financial Officer. As the service or performance conditions for her outstanding restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in SG&A expenses for the three months ended March 31, 2016. Our SG&A headcount was 357 employees as of March 31, 2017, compared with 319 employees as of March 31, 2016.

Litigation Expense, Net

Litigation expense was $0.3 million for the three months ended March 31, 2017, compared with $45,000 for the three months ended March 31, 2016. The expense was higher due to increased litigation activity.

Interest and Other Income, Net

Interest and other income, net, was $1.4 million for the three months ended March 31, 2017, compared with $0.5 million for the three months ended March 31, 2016. The increase was primarily due to an increase of $0.8 million in interest income and an increase of $0.4 million in income related to changes in the value of the employee deferred compensation plan assets, partially offset by an increase of $0.3 million in amortization of premium on investments.

Income Tax Provision

The income tax provision for the three months ended March 31, 2017 was $0.5 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

The income tax provision for the three months ended March 31, 2016 was $0.3 million, or 3.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of the benefit that the Company realized from the release of RSUs. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of March 31, 2017. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	March 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Cash and cash equivalents	$76,826	$112,703
Short-term investments	201,815	155,521
Total cash, cash equivalents and short-term investments	$278,641	$268,224
Percentage of total assets	51.9%	52.5%

Total current assets	$406,336	$382,984
Total current liabilities	(56,008)	(52,921)
Working capital	$350,328	$330,063

As of March 31, 2017, we had cash and cash equivalents of $76.8 million and short-term investments of $201.8 million, compared with cash and cash equivalents of $112.7 million and short-term investments of $155.5 million as of December 31, 2016. As of March 31, 2017, $59.3 million of cash and cash equivalents and $94.5 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2017, we had working capital of $350.3 million, compared with working capital of $330.1 million as of December 31, 2016. The $20.2 million increase in working capital was due to a $23.3 million increase in current assets, partially offset by a $3.1 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable, partially offset by a decrease in accrued compensation and related benefits.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$21,892	$28,870
Net cash used in investing activities	(51,243)	(35,826)
Net cash used in financing activities	(6,986)	(6,225)
Effect of exchange rate changes on cash and cash equivalents	460	129
Net decrease in cash and cash equivalents	$(35,877)	$(13,052)

For the three months ended March 31, 2017, net cash provided by operating activities was $21.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.1 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by the timing of shipments. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet expected future demand. For the three months ended March 31, 2016, net cash provided by operating activities was $28.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $6.1 million from the changes in our operating assets and liabilities. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet expected future growth. The decrease in accounts receivable was primarily driven by lower shipments during the quarter.

For the three months ended March 31, 2017, net cash used in investing activities was $51.2 million, primarily due to purchases of property and equipment of $3.4 million, net purchases of investments of $46.6 million, and net contributions to the employee deferred compensation plan of $1.2 million. For the three months ended March 31, 2016, net cash used in investing activities was $35.8 million, primarily due to net purchases of investments of $29.5 million, purchases of property and equipment of $5.3 million, and net contributions to the employee deferred compensation plan of $1.0 million.

For the three months ended March 31, 2017, net cash used in financing activities was $7.0 million, primarily reflecting $8.2 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.4 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the three months ended March 31, 2016, net cash used in financing activities was $6.2 million, primarily reflecting $8.0 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.7 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the three months ended March 31, 2017, we paid dividends and dividend equivalents totaling $8.2 million. For the three months ended March 31, 2016, we paid dividends and dividend equivalents totaling $8.0 million.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of March 31, 2017, the outstanding balance under our purchase commitments was $60.3 million, compared with $46.3 million as of December 31, 2016.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the employee deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2017, the outstanding obligations was $25.6 million, compared with $23.2 million as of December 31, 2016.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2016.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our shareholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims.

As of March 31, 2017, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our forward guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on international trade restrictions and corporate taxes;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to repurchase shares under our stock repurchase program and pay quarterly cash dividends to stockholders; and,

•	changes in the estimation of the future size and growth rate of our markets.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2017, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 18% of our total revenue for the three months ended March 31, 2017. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

Pursuant to the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to conduct diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have undertaken the necessary diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, regardless of our findings, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 18% of our total revenue for the three months ended March 31, 2017. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Implementation of an enterprise resource planning (“ERP”) or other information technology systems could result in significant disruptions to our operations.

From time to time, we may implement new ERP software solutions or upgrade existing systems. Implementation of these solutions and systems is highly dependent on coordination of system providers and internal business teams. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of financial, business or customer data. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations, which could have a material adverse effect on our capital resources, financial condition or results of operations.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and our remediation efforts may be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio at par. It is unclear as to when the remaining balance of our auction-rate securities will regain their liquidity. The underlying maturity of these auction-rate securities is up to 31 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

Dated: May 5, 2017
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