Form 10-Q
period 2017-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2017-07-31
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 41,384,130 shares of the registrant’s common stock issued and outstanding as of July 24, 2017.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$71,110	$112,703
Short-term investments	206,561	155,521
Accounts receivable, net	41,982	34,248
Inventories	92,666	71,469
Other current assets	14,894	9,043
Total current assets	427,213	382,984
Property and equipment, net	100,562	85,171
Long-term investments	5,348	5,354
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	1,977	3,002
Deferred tax assets, net	650	633
Other long-term assets	25,725	27,411
Total assets	$568,046	$511,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,232	$17,427
Accrued compensation and related benefits	14,561	12,578
Accrued liabilities	22,993	22,916
Total current liabilities	62,786	52,921
Income tax liabilities	4,303	3,870
Other long-term liabilities	27,164	23,219
Total liabilities	94,253	80,010
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 41,366 and 40,793 as of June 30, 2017 and December 31, 2016, respectively	349,447	315,969
Retained earnings	125,726	119,362
Accumulated other comprehensive loss	(1,380)	(4,215)
Total stockholders’ equity	473,793	431,116
Total liabilities and stockholders’ equity	$568,046	$511,126

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$112,198	$94,079	$212,560	$178,591
Cost of revenue	50,773	43,153	96,293	82,155
Gross profit	61,425	50,926	116,267	96,436
Operating expenses:
Research and development	20,292	17,876	39,186	35,197
Selling, general and administrative	25,873	21,531	47,965	39,299
Litigation expense (benefit)	290	(8)	576	37
Total operating expenses	46,455	39,399	87,727	74,533
Income from operations	14,970	11,527	28,540	21,903
Interest and other income, net	1,237	597	2,618	1,140
Income before income taxes	16,207	12,124	31,158	23,043
Income tax provision	1,193	926	1,668	1,270
Net income	$15,014	$11,198	$29,490	$21,773

Net income per share:
Basic	$0.36	$0.28	$0.72	$0.54
Diluted	$0.35	$0.27	$0.68	$0.52
Weighted-average shares outstanding:
Basic	41,323	40,387	41,185	40,208
Diluted	43,397	41,716	43,332	41,681

Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,014	$11,198	$29,490	$21,773
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2016	1,186	(2,039)	2,492	(1,541)
Change in unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2017 and 2016	141	(7)	343	203
Total other comprehensive income (loss), net of tax	1,327	(2,046)	2,835	(1,338)
Comprehensive income	$16,341	$9,152	$32,325	$20,435

  See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,490	$21,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,063	6,873
Loss on sales or write-off of property and equipment	-	58
Amortization of premium on available-for-sale investments	1,005	363
Gain on deferred compensation plan investments	(1,266)	(607)
Deferred taxes, net	-	12
Excess tax benefits from equity awards	-	(361)
Stock-based compensation expense	26,789	20,726
Changes in operating assets and liabilities:
Accounts receivable	(7,729)	(520)
Inventories	(21,158)	(6,758)
Other assets	(1,167)	(10,417)
Accounts payable	7,755	7,176
Accrued compensation and related benefits	1,733	4,386
Accrued liabilities	3,177	769
Income tax liabilities	78	395
Net cash provided by operating activities	46,770	43,868
Cash flows from investing activities:
Property and equipment purchases	(20,528)	(18,678)
Purchases of short-term investments	(93,398)	(106,004)
Proceeds from maturities and sales of short-term investments	41,809	87,919
Contributions to deferred compensation plan, net	(1,594)	(1,623)
Net cash used in investing activities	(73,711)	(38,386)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	(150)
Proceeds from exercise of stock options	129	1,040
Proceeds from shares issued under the employee stock purchase plan	1,382	1,285
Dividends and dividend equivalents paid	(16,815)	(16,480)
Excess tax benefits from equity awards	-	361
Net cash used in financing activities	(15,554)	(13,944)
Effect of change in exchange rates	902	(352)
Net decrease in cash and cash equivalents	(41,593)	(8,814)
Cash and cash equivalents, beginning of period	112,703	90,860
Cash and cash equivalents, end of period	$71,110	$82,046

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$1,583	$712
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$974	$472
Liability accrued for dividends and dividend equivalents	$9,536	$9,312

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

Summary of Significant Accounting Policies

Other than those discussed in “Recent Accounting Pronouncements” below, there have been no changes to the Company’s significant accounting policies during the three or six months ended June 30, 2017 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Stock-Based Compensation:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The Company adopted the standard on January 1, 2017 and the primary impact of the adoption was as follows:

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

While the Company continues to assess the impact of the new standard on its accounting policies, processes and system requirements, the primary effects include the timing of recognition of revenue with certain distributors in the U.S. Currently, sales to these distributors are made under agreements which provide these distributors with price adjustment and other rights. The Company determines that uncertainties on the sales price exist under these arrangements primarily because the amount of price adjustments to be claimed by the distributors is not fixed or determinable. As a result, revenue and costs related to these sales are deferred until the Company receives notification from the distributors that products have been sold to the end customers and the amount of price adjustments is finalized. Under the new standard, the transaction price takes into consideration the effect of variable consideration, which is estimated at the time the promised goods are transferred to the customers. Accordingly, the Company will be required to recognize revenue at the time of shipment to the distributors, adjusted for an estimate of the price adjustments based on the information available at the time. As of June 30, 2017, the deferred revenue balance before the final price adjustments from the U.S. distributors and the related deferred costs were $2.8 million and $0.3 million, respectively.

Revenue from non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, is currently recognized at the time of shipment to the distributors because these arrangements do not contain price adjustments, or other amounts that are not fixed or determinable. Accordingly, revenue recognition will remain substantially unchanged upon adoption of the new standard.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company currently plans to adopt the modified retrospective method.

While the Company continues to assess the potential impact of the provisions in the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements upon adoption at this time.

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

2. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan, as amended, will expire on November 13, 2024. As of June 30, 2017, 3.2 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$452	$380	$810	$814
Research and development	3,961	3,318	7,459	7,016
Selling, general and administrative	10,714	8,049	18,520	12,896
Total	$15,127	$11,747	$26,789	$20,726

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for her outstanding restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and this credit was reflected in selling, general and administrative expenses for the six months ended June 30, 2016.

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	366	$51.35	2,284	$43.24	1,620	$23.57	4,270	$36.47
Granted	69	$91.57	645 (1)	$61.08	-	$-	714	$64.02
Released	(103)	$46.84	(440)	$42.87	-	$-	(543)	$43.63
Forfeited	(10)	$61.12	(6)	$49.82	-	$-	(16)	$57.05
Outstanding at June 30, 2017	322	$61.12	2,483	$47.92	1,620	$23.57	4,425	$39.96

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to awards released was $11.4 million and $13.5 million for the three months ended June 30, 2017 and 2016, respectively. The intrinsic value related to awards released was $48.8 million and $42.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total intrinsic value of all outstanding awards was $390.2 million, based on the closing stock price of $96.40. As of June 30, 2017, unamortized compensation expense related to all outstanding awards was approximately $103.0 million with a weighted-average remaining recognition period of approximately four years.

Time-Based RSUs:

For the six months ended June 30, 2017, the Board of Directors granted 69,000 RSUs with time-based vesting conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2017, the Board of Directors granted 48,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2018 revenue goals for certain regions or product line divisions, or the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2017 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2017 Non-Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2017 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Non-Executive PSUs is approximately $7.1 million.

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

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 MPSUs to the executive officers and certain key employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from January 1, 2016 to December 31, 2019.

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. The stock price targets for the third tranche will be determined on December 31, 2017 with a performance period from January 1, 2018 to December 31, 2019. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions vs. current analog topology for certain products.
2.	Successful implementation, and adoption by a key customer, of an integrated, software-based field-oriented-control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

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

For the first tranche, stock-based compensation expense is being recognized over the requisite service period even if the market conditions are not satisfied. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved in each reporting period. As of June 30, 2017, based on management’s assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Stock Options

No options were granted for the three and six months ended June 30, 2017 and 2016. Total intrinsic value of options exercised was $0.3 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. Total intrinsic value of options exercised was $0.6 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. Cash proceeds from the exercise of stock options were $0.1 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was no unamortized compensation expense and outstanding options were not material.

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, 22,000 and 29,000 shares, respectively, were issued under the ESPP. As of June 30, 2017, 4.6 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2017. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected term (years)	0.5	0.5
Expected volatility	23.4%	29.7%
Risk-free interest rate	0.7%	0.4%
Dividend yield	0.9%	1.4%

Cash proceeds from the shares issued under the ESPP were $1.4 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$20,147	$14,599
Work in process	38,400	26,048
Finished goods	34,119	30,822
Total	$92,666	$71,469

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid wafer purchase	$10,000	$5,000
Other prepaid expense	2,238	2,249
Interest receivable	1,222	966
Other	1,434	828
Total	$14,894	$9,043

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Deferred compensation plan assets	$23,149	$20,288
Prepaid wafer purchase	-	5,000
Other prepaid expense	1,062	1,117
Other	1,514	1,006
Total	$25,725	$27,411

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Dividends and dividend equivalents	$9,322	$8,946
Deferred revenue and customer prepayments	5,321	6,799
Warranty	2,627	1,030
Stock rotation reserve	1,867	1,937
Income tax payable	899	1,239
Commissions	835	1,008
Other	2,122	1,957
Total	$22,993	$22,916

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,346	$336	$1,030	$289
Warranty provision for product sales	1,512	734	2,303	819
Settlements made	-	(42)	(296)	(42)
Unused warranty provision	(231)	(78)	(410)	(116)
Balance at end of period	$2,627	$950	$2,627	$950

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Deferred compensation plan liabilities	$23,008	$19,836
Dividend equivalents	4,087	3,294
Other	69	89
Total	$27,164	$23,219

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and six months ended June 30, 2017.

Acquisition-related intangible assets consist of the following (in thousands):

	June 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(602)	$416
Developed technologies	6,466	(4,905)	1,561
Total	$7,484	$(5,507)	$1,977

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(500)	$518
Developed technologies	6,466	(3,982)	2,484
Total	$7,484	$(4,482)	$3,002

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For both the three months ended June 30, 2017 and 2016, amortization expense totaled $0.5 million. For both the six months ended June 30, 2017 and 2016, amortization expense totaled $1.0 million.

As of June 30, 2017, the estimated future amortization expense was as follows (in thousands):

2017 (remaining six months)	$1,026
2018	841
2019	110
Total	$1,977

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$15,014	$11,198	$29,490	$21,773

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	41,323	40,387	41,185	40,208
Effect of dilutive securities	2,074	1,329	2,147	1,473
Weighted-average outstanding shares used to compute diluted net income per share	43,397	41,716	43,332	41,681

Net income per share:
Basic	$0.36	$0.28	$0.72	$0.54
Diluted	$0.35	$0.27	$0.68	$0.52

6. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance analog solutions for the consumer, computing and storage, industrial, automotive and communications markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes one customer with sales greater than 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2017	2016	2017	2016
Distributor A	17%	24%	17%	22%

The following table summarizes two customers with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	June 30,	December 31,
Customer	2017	2016
Distributor A	20%	19%
Distributor B	14%	17%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2017	2016	2017	2016
China	$62,325	$60,928	$118,409	$113,316
Taiwan	17,286	10,160	32,161	19,015
Europe	9,593	7,054	17,501	14,039
Korea	8,154	7,024	16,315	14,117
Southeast Asia	6,925	3,501	13,297	7,840
Japan	4,945	3,037	9,771	5,687
United States	2,888	2,303	4,930	4,449
Other	82	72	176	128
Total	$112,198	$94,079	$212,560	$178,591

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2017	2016	2017	2016
DC to DC	$102,187	$84,221	$193,611	$161,339
Lighting Control	10,011	9,858	18,949	17,252
Total	$112,198	$94,079	$212,560	$178,591

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2017	2016
United States	$59,749	$50,242
China	46,598	45,728
Taiwan	16,940	8,919
Bermuda	8,548	9,573
Other	424	571
Total	$132,259	$115,033

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

As of June 30, 2017, there were no material pending legal proceedings to which the Company was a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	June 30,	December 31,
	2017	2016
Cash, cash equivalents and investments:
Cash	$62,166	$87,747
Money market funds	8,944	24,956
Certificates of deposit	7,378	-
Corporate debt securities	181,269	109,644
U.S. treasuries and government agency bonds	17,914	45,877
Auction-rate securities backed by student-loan notes	5,348	5,354
Total	$283,019	$273,578

	June 30,	December 31,
	2017	2016
Reported as:
Cash and cash equivalents	$71,110	$112,703
Short-term investments	206,561	155,521
Long-term investments	5,348	5,354
Total	$283,019	$273,578

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Due in less than 1 year	$75,434	$47,568
Due in 1 - 5 years	131,127	107,953
Due in greater than 5 years	5,348	5,354
Total	$211,909	$160,875

The following tables summarize the unrealized gain and loss positions related to the Company’s investments in marketable securities designated as available-for sale (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$8,944	$-	$-	$8,944	$-
Certificates of deposit	7,378	-	-	7,378	-
Corporate debt securities	181,700	96	(527)	181,269	142,294
U.S. treasuries and government agency bonds	17,941	2	(29)	17,914	16,424
Auction-rate securities backed by student-loan notes	5,570	-	(222)	5,348	5,348
Total	$221,533	$98	$(778)	$220,853	$164,066

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$24,956	$-	$-	$24,956	$-
Corporate debt securities	110,429	65	(850)	109,644	91,938
U.S. treasuries and government agency bonds	45,899	-	(22)	45,877	39,275
Auction-rate securities backed by student-loan notes	5,570	-	(216)	5,354	5,354
Total	$186,854	$65	$(1,088)	$185,831	$136,567

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$8,944	$8,944	$-	$-
Certificates of deposit	7,378	-	7,378	-
Corporate debt securities	181,269	-	181,269	-
U.S. treasuries and government agency bonds	17,914	-	17,914	-
Auction-rate securities backed by student-loan notes	5,348	-	-	5,348
Mutual funds under deferred compensation plan	14,239	14,239	-	-
Total	$235,092	$23,183	$206,561	$5,348

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$24,956	$24,956	$-	$-
Corporate debt securities	109,644	-	109,644	-
U.S. treasuries and government agency bonds	45,877	-	45,877	-
Auction-rate securities backed by student-loan notes	5,354	-	-	5,354
Mutual funds under deferred compensation plan	12,108	12,108	-	-
Total	$197,939	$37,064	$155,521	$5,354

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●

Level 2— includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third party sources used to determine a daily market value.

●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2017	$5,354
Change in unrealized loss included in other comprehensive income	(6)
Balance at June 30, 2017	$5,348

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30,			December 31,
	2017			2016
Time-to-liquidity (months)		24			24
Discount rate	4.2%	-	9.2%	4.3%	-	9.3%

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

	June 30,	December 31,
	2017	2016
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$8,910	$8,180
Fair value of mutual funds	14,239	12,108
Total	$23,149	$20,288

Deferred compensation plan assets reported in:
Other long-term assets	$23,149	$20,288

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$341	$479
Other long-term liabilities	23,008	19,836
Total	$23,349	$20,315

11. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$1,327	$521	$2,591	$1,010
Amortization of premium on available-for-sale investments	(498)	(192)	(1,005)	(363)
Gain on deferred compensation plan investments	533	307	1,266	607
Foreign currency exchange loss	(125)	(39)	(234)	(122)
Other	-	-	-	8
Total	$1,237	$597	$2,618	$1,140

12. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2017 was $1.2 million, or 7.4% of pre-tax income, and $1.7 million, or 5.4% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of June 30, 2017. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

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

Unrecognized Tax Benefits

As of June 30, 2017, the Company had $15.3 million of unrecognized tax benefits, $3.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2016, the Company had $14.4 million of unrecognized tax benefits, $3.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of June 30, 2017 and December 31, 2016, the Company has approximately $0.4 million and $0.3 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2017	$(1,023)	$(3,192)	$(4,215)
Other comprehensive income before reclassifications	202	1,306	1,508
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Net current period other comprehensive income	202	1,306	1,508
Balance as of March 31, 2017	(821)	(1,886)	(2,707)
Other comprehensive income before reclassifications	144	1,186	1,330
Amounts reclassified from accumulated other comprehensive loss	(3)	-	(3)
Net current period other comprehensive income	141	1,186	1,327
Balance as of June 30, 2017	$(680)	$(700)	$(1,380)

The amounts reclassified from accumulated other comprehensive loss were recorded in interest and other income, net, in the Condensed Consolidated Statements of Operations.

14. STOCK REPURCHASE

In February 2016, the Board of Directors approved a stock repurchase program (the “2016 Program”) that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the 2016 Program through December 31, 2017.

For the three and six months ended June 30, 2017 and 2016, the Company did not repurchase any shares under the 2016 Program. As of June 30, 2017, $50 million remained available for future repurchases. Shares will be retired upon repurchase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend declared per share	$0.20	$0.20	$0.40	$0.40
Total amount declared	$8,273	$8,096	$16,521	$16,143

As of June 30, 2017 and December 31, 2016, accrued dividends totaled $8.3 million and $8.2 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, compliance with the terms of any future indebtedness and credit facilities and other factors that the Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders. The Company anticipates that the cash used for future dividends will come from its current domestic cash and cash generated from ongoing U.S. operations. If cash held by the Company’s international subsidiaries is needed for the payment of dividends, the Company may be required to accrue and pay U.S. taxes to repatriate the funds.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of June 30, 2017 and December 31, 2016, accrued dividend equivalents totaled $5.1 million and $4.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, computing and storage, industrial, automotive and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2017 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to repurchase shares under our stock repurchase program and pay future cash dividends, and,

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2017 included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  Our revenue from direct or indirect sales to customers in Asia was 89% and 90% for the three months ended June 30, 2017 and 2016, and 89% and 90% for the six months ended June 30, 2017 and 2016, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Other than those discussed in “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2017, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands, except percentages)
Revenue	$112,198	100.0%	$94,079	100.0%	$212,560	100.0%	$178,591	100.0%
Cost of revenue	50,773	45.3	43,153	45.9	96,293	45.3	82,155	46.0
Gross profit	61,425	54.7	50,926	54.1	116,267	54.7	96,436	54.0
Operating expenses:
Research and development	20,292	18.1	17,876	19.0	39,186	18.4	35,197	19.7
Selling, general and administrative	25,873	23.1	21,531	22.9	47,965	22.6	39,299	22.0
Litigation expense (benefit)	290	0.2	(8)	-	576	0.3	37	-
Total operating expenses	46,455	41.4	39,399	41.9	87,727	41.3	74,533	41.7
Income from operations	14,970	13.3	11,527	12.2	28,540	13.4	21,903	12.3
Interest and other income, net	1,237	1.1	597	0.7	2,618	1.3	1,140	0.6
Income before income taxes	16,207	14.4	12,124	12.9	31,158	14.7	23,043	12.9
Income tax provision	1,193	1.0	926	1.0	1,668	0.8	1,270	0.7
Net income	$15,014	13.4%	$11,198	11.9%	$29,490	13.9%	$21,773	12.2%

Revenue

The following table summarizes our revenue by end market, based on management’s assessment of available end market data:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2017	% of Revenue	2016	% of Revenue	Change	2017	% of Revenue	2016	% of Revenue	Change
	(in thousands, except percentages)
Consumer	$43,917	39.1%	$38,311	40.7%	14.6%	$79,528	37.4%	$72,116	40.4%	10.3%
Computing and storage	24,466	21.8%	18,301	19.5%	33.7%	45,083	21.2%	33,694	18.9%	33.8%
Industrial	15,034	13.4%	14,598	15.5%	3.0%	30,388	14.3%	26,024	14.6%	16.8%
Automotive	12,854	11.5%	8,254	8.8%	55.7%	25,185	11.9%	15,266	8.5%	65.0%
Communications	15,927	14.2%	14,615	15.5%	9.0%	32,376	15.2%	31,491	17.6%	2.8%
Total	$112,198	100.0%	$94,079	100.0%	19.3%	$212,560	100.0%	$178,591	100.0%	19.0%

Revenue for the three months ended June 30, 2017 was $112.2 million, an increase of $18.1 million, or 19.3%, from $94.1 million for the three months ended June 30, 2016. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 11% due to higher market demand with current customers and design wins with new customers, coupled with a 7% increase in average sales prices.

Revenue from the consumer market for the three months ended June 30, 2017 increased $5.6 million, or 14.6%, from the same period in 2016. This increase was primarily driven by higher demand in home appliances and gaming products. Revenue from the computing and storage market increased $6.2 million, or 33.7%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage, high-performance notebook and cloud computing markets. Revenue from the industrial market increased $0.4 million, or 3.0%, from the same period in 2016. This increase was primarily driven by higher sales in power sources and point of sale systems. Revenue from the automotive market increased $4.6 million, or 55.7%, from the same period in 2016. This increase was primarily driven by higher sales in infotainment and lighting applications. Revenue from the communications market increased $1.3 million, or 9.0%, from the same period in 2016. This increase was primarily driven by higher demand in networking and telecommunication applications.

Revenue for the six months ended June 30, 2017 was $212.6 million, an increase of $34.0 million, or 19.0%, from $178.6 million for the six months ended June 30, 2016. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 9% due to higher market demand with current customers and design wins with new customers, coupled with a 9% increase in average sales prices.

Revenue from the consumer market for the six months ended June 30, 2017 increased $7.4 million, or 10.3%, from the same period in 2016. This increase was primarily driven by higher demand in home appliances and gaming products. Revenue from the computing and storage market increased $11.4 million, or 33.8%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage, high-performance notebook and cloud computing markets. Revenue from the industrial market increased $4.4 million, or 16.8%, from the same period in 2016. This increase was primarily driven by higher sales in power sources and point of sale systems. Revenue from the automotive market increased $9.9 million, or 65.0%, from the same period in 2016. This increase was primarily driven by higher sales in infotainment and lighting applications. Revenue from the communications market was essentially flat compared to the same period in 2016.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
Cost of revenue	$50,773	$43,153	17.7%	$96,293	$82,155	17.2%
As a percentage of revenue	45.3%	45.9%		45.3%	46.0%
Gross profit	$61,425	$50,926	20.6%	$116,267	$96,436	20.6%
Gross margin	54.7%	54.1%		54.7%	54.0%

Cost of revenue was $50.8 million, or 45.3% of revenue, for the three months ended June 30, 2017, and $43.2 million, or 45.9% of revenue, for the three months ended June 30, 2016. The $7.6 million increase in cost of revenue was primarily due to an 11% increase in overall unit shipments, coupled with a 7% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $0.9 million in inventory write-downs and an increase of $0.4 million in warranty expenses.

Gross margin was 54.7% for the three months ended June 30, 2017, compared with 54.1% for the three months ended June 30, 2016. The increase in gross margin was primarily due to lower labor and overhead costs as a percentage of revenue, partially offset by higher inventory write-downs and warranty expenses.

Cost of revenue was $96.3 million, or 45.3% of revenue, for the six months ended June 30, 2017, and $82.2 million, or 46.0% of revenue, for the six months ended June 30, 2016. The $14.1 million increase in cost of revenue was primarily due to a 9% increase in overall unit shipments, coupled with an 8% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $1.7 million in inventory write-downs and an increase of $1.0 million in warranty expenses.

Gross margin was 54.7% for the six months ended June 30, 2017, compared with 54.0% for the six months ended June 30, 2016. The increase in gross margin was primarily due to increased sales of higher margin products and lower labor and overhead costs as a percentage of revenue, partially offset by higher inventory write-downs and warranty expenses.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
R&D expenses	$20,292	$17,876	13.5%	$39,186	$35,197	11.3%
As a percentage of revenue	18.1%	19.0%		18.4%	19.7%

R&D expenses were $20.3 million, or 18.1% of revenue, for the three months ended June 30, 2017 and $17.9 million, or 19.0% of revenue, for the three months ended June 30, 2016. The $2.4 million increase in R&D expenses was primarily due to an increase of $0.7 million in new product development expenses, an increase of $0.6 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $0.6 million in manufacturing and laboratory supplies, and an increase of $0.5 million in compensation expenses, which include salary, benefits and bonuses. Our R&D headcount was 592 employees as of June 30, 2017, compared with 540 employees as of June 30, 2016.

R&D expenses were $39.2 million, or 18.4% of revenue, for the six months ended June 30, 2017 and $35.2 million, or 19.7% of revenue, for the six months ended June 30, 2016. The $4.0 million increase in R&D expenses was primarily due to an increase of $1.2 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.1 million in new product development expenses, an increase of $0.9 million in manufacturing and laboratory supplies, and an increase of $0.4 million in stock-based compensation expenses mainly associated with the performance-based equity awards.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
SG&A expenses	$25,873	$21,531	20.2%	$47,965	$39,299	22.1%
As a percentage of revenue	23.1%	22.9%		22.6%	22.0%

SG&A expenses were $25.9 million, or 23.1% of revenue, for the three months ended June 30, 2017 and $21.5 million, or 22.9% of revenue, for the three months ended June 30, 2016. The $4.4 million increase in SG&A expenses was primarily due to an increase of $2.7 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $1.2 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.4 million in depreciation expense. Our SG&A headcount was 369 employees as of June 30, 2017, compared with 331 employees as of June 30, 2016.

SG&A expenses were $48.0 million, or 22.6% of revenue, for the six months ended June 30, 2017 and $39.3 million, or 22.0% of revenue, for the six months ended June 30, 2016. The $8.7 million increase in SG&A expenses was primarily due to an increase of $2.7 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $1.6 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.9 million in depreciation expense. In addition, contributing to the increase in SG&A expenses for the six months ended June 30, 2017 was a stock-based compensation credit recorded in the six months ended June 30, 2016 due to the retirement of our then Chief Financial Officer. As the service or performance conditions for her outstanding restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested shares and recorded the credit in SG&A expenses for the six months ended June 30, 2016.

Litigation Expense (Benefit), Net

Litigation expense was $0.3 million for the three months ended June 30, 2017, compared with net litigation benefit of $8,000 for the three months ended June 30, 2016. The net litigation benefit was attributable to $0.2 million in proceeds received in connection with a litigation settlement for the three months ended June 30, 2016.

Litigation expense was $0.6 million for the six months ended June 30, 2017, compared with litigation expense of $37,000 for the six months ended June 30, 2016. The increase in litigation expense was due to increased litigation activity. In addition, we recorded $0.2 million in proceeds received in connection with a litigation settlement for the six months ended June 30, 2016.

Interest and Other Income, Net

Interest and other income, net, was $1.2 million for the three months ended June 30, 2017, compared with $0.6 million for the three months ended June 30, 2016. The increase was primarily due to an increase of $0.8 million in interest income and an increase of $0.2 million in income related to changes in the value of the deferred compensation plan investments, partially offset by an increase of $0.3 million in amortization of premium on available-for-sale investments.

Interest and other income, net, was $2.6 million for the six months ended June 30, 2017, compared with $1.1 million for the six months ended June 30, 2016. The increase was primarily due to an increase of $1.6 million in interest income and an increase of $0.7 million in income related to changes in the value of the deferred compensation plan investments, partially offset by an increase of $0.6 million in amortization of premium on available-for-sale investments.

Income Tax Provision

The income tax provision for the three and six months ended June 30, 2017 was $1.2 million, or 7.4% of pre-tax income, and $1.7 million, or 5.4% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of June 30, 2017. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	June 30,	December 31,
	2017	2016
	(in thousands, except percentages)
Cash and cash equivalents	$71,110	$112,703
Short-term investments	206,561	155,521
Total cash, cash equivalents and short-term investments	$277,671	$268,224
Percentage of total assets	48.9%	52.5%

Total current assets	$427,213	$382,984
Total current liabilities	(62,786)	(52,921)
Working capital	$364,427	$330,063

As of June 30, 2017, we had cash and cash equivalents of $71.1 million and short-term investments of $206.6 million, compared with cash and cash equivalents of $112.7 million and short-term investments of $155.5 million as of December 31, 2016. As of June 30, 2017, $52.2 million of cash and cash equivalents and $105.6 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2017, we had working capital of $364.4 million, compared with working capital of $330.1 million as of December 31, 2016. The $34.3 million increase in working capital was due to a $44.2 million increase in current assets, partially offset by a $9.9 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable, inventories and prepaid expenses, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable and accrued compensation and related benefits.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$46,770	$43,868
Net cash used in investing activities	(73,711)	(38,386)
Net cash used in financing activities	(15,554)	(13,944)
Effect of exchange rate changes on cash and cash equivalents	902	(352)
Net decrease in cash and cash equivalents	$(41,593)	$(8,814)

For the six months ended June 30, 2017, net cash provided by operating activities was $46.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $17.3 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by higher sales and the timing of shipments. The increase in inventories was primarily driven by an increase in strategic wafer and die bank inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan. For the six months ended June 30, 2016, net cash provided by operating activities was $43.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $5.0 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to a prepaid wafer purchase agreement we funded in the second quarter of 2016. The increase in inventories was primarily due to an increase in strategic wafer and die bank inventories as well as an increase in finished goods necessary to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and other purchases to meet future growth.

For the six months ended June 30, 2017, net cash used in investing activities was $73.7 million, primarily due to net purchases of short-term investments of $51.6 million, purchases of property and equipment of $20.5 million, and net contributions to the deferred compensation plan of $1.6 million. For the six months ended June 30, 2016, net cash used in investing activities was $38.4 million, primarily due to purchases of property and equipment of $18.7 million, net purchases of short-term investments of $18.1 million, and net contributions to the deferred compensation plan of $1.6 million.

During the first half of 2017, we funded the purchases of land in Kirkland, Washington, and land and six units of an office building in Taipei, Taiwan for approximately $13.3 million. During the first half of 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China and two units of an office building in Shenzhen, China for approximately $9.1 million.

For the six months ended June 30, 2017, net cash used in financing activities was $15.6 million, primarily reflecting $16.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.5 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the six months ended June 30, 2016, net cash used in financing activities was $13.9 million, primarily reflecting $16.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.3 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the six months ended June 30, 2017, we paid dividends and dividend equivalents totaling $16.8 million. For the six months ended June 30, 2016, we paid dividends and dividend equivalents totaling $16.5 million.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of June 30, 2017, the outstanding balance under our purchase commitments was $58.6 million, compared with $46.3 million as of December 31, 2016.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the employee deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2017, the outstanding obligations were $27.2 million, compared with $23.2 million as of December 31, 2016.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three and six months ended June 30, 2017, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2016.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on international trade restrictions and corporate taxes;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to repurchase shares under our stock repurchase program and pay quarterly cash dividends to stockholders; and,

•	changes in the estimation of the future size and growth rate of our markets.

In addition, the stock market often experiences substantial volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the consumer, computing and storage, industrial, automotive and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates; and,

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. consumer, computing and storage, industrial, automotive and communications);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and,

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

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and ongoing litigation. A material decrease in our growth rates could adversely affect our stock price and results of operations.

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

We believe that the application of our products in the consumer, computing and storage, industrial, automotive and communications markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business and results of operations would be materially and adversely affected.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and six months ended June 30, 2017, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 17% of our total revenue for both the three and six months ended June 30, 2017. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 17% of our total revenue for both the three and six months ended June 30, 2017. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio of our auction-rate securities at par. It is unclear as to when the remaining balance of our auction-rate securities will regain their liquidity. The underlying maturity of these auction-rate securities is up to 31 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

We have manufacturing and testing facilities in China and most of our manufacturing partners are located in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. Additionally, China’s government has implemented policies from time to time to regulate economic expansion in China. It exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Additionally, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law and the relevant regulations and policies could result in additional cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law and relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

Any additional new regulations or the amendment or modification of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

The Chinese government and provincial and local governments also have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.

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

We cannot guarantee that any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits of any acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: July 31, 2017	/s/ T. Bernie Blegen
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