Form 10-Q
period 2017-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2017-11-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 41,516,913 shares of the registrant’s common stock issued and outstanding as of October 30, 2017.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$104,424	$112,703
Short-term investments	195,174	155,521
Accounts receivable, net	50,757	34,248
Inventories	99,887	71,469
Other current assets	13,560	9,043
Total current assets	463,802	382,984
Property and equipment, net	100,629	85,171
Long-term investments	5,368	5,354
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	1,464	3,002
Deferred tax assets, net	661	633
Other long-term assets	26,518	27,411
Total assets	$605,013	$511,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,831	$17,427
Accrued compensation and related benefits	17,458	12,578
Accrued liabilities	26,879	22,916
Total current liabilities	66,168	52,921
Income tax liabilities	4,627	3,870
Other long-term liabilities	28,695	23,219
Total liabilities	99,490	80,010
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 41,508 and 40,793 as of September 30, 2017 and December 31, 2016, respectively	364,726	315,969
Retained earnings	140,455	119,362
Accumulated other comprehensive income (loss)	342	(4,215)
Total stockholders’ equity	505,523	431,116
Total liabilities and stockholders’ equity	$605,013	$511,126

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$128,939	$106,456	$341,499	$285,047
Cost of revenue	58,083	48,531	154,377	130,686
Gross profit	70,856	57,925	187,122	154,361
Operating expenses:
Research and development	21,442	20,472	60,629	55,669
Selling, general and administrative	25,255	22,397	73,219	61,696
Litigation expense, net	327	55	903	92
Total operating expenses	47,024	42,924	134,751	117,457
Income from operations	23,832	15,001	52,371	36,904
Interest and other income, net	1,255	780	3,873	1,920
Income before income taxes	25,087	15,781	56,244	38,824
Income tax provision	1,445	1,408	3,112	2,678
Net income	$23,642	$14,373	$53,132	$36,146

Net income per share:
Basic	$0.57	$0.35	$1.29	$0.90
Diluted	$0.54	$0.34	$1.22	$0.87
Weighted-average shares outstanding:
Basic	41,458	40,590	41,276	40,335
Diluted	43,486	41,895	43,384	41,752

Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$23,642	$14,373	$53,132	$36,146
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2016	1,500	(52)	3,992	(1,593)
Change in unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2017 and 2016	222	(13)	565	190
Total other comprehensive income (loss), net of tax	1,722	(65)	4,557	(1,403)
Comprehensive income	$25,364	$14,308	$57,689	$34,743

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$53,132	$36,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	12,092	10,542
Loss on sales or write-off of property and equipment	-	58
Amortization of premium on available-for-sale investments	1,494	619
Gain on deferred compensation plan investments	(1,902)	(1,097)
Deferred taxes, net	-	12
Excess tax benefits from equity awards	-	(1,078)
Stock-based compensation expense	40,759	34,241
Changes in operating assets and liabilities:
Accounts receivable	(16,505)	(2,503)
Inventories	(28,384)	(7,522)
Other assets	1,696	(10,869)
Accounts payable	4,999	5,713
Accrued compensation and related benefits	4,542	6,549
Accrued liabilities	7,276	4,308
Income tax liabilities	1,249	1,668
Net cash provided by operating activities	80,448	76,787
Cash flows from investing activities:
Property and equipment purchases	(25,108)	(29,036)
Purchases of short-term investments	(102,274)	(147,055)
Proceeds from maturities and sales of short-term investments	61,678	140,733
Contributions to deferred compensation plan, net	(2,124)	(2,314)
Net cash used in investing activities	(67,828)	(37,672)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	(150)
Proceeds from exercise of stock options	129	1,191
Proceeds from shares issued under the employee stock purchase plan	2,701	2,463
Dividends and dividend equivalents paid	(25,264)	(24,634)
Excess tax benefits from equity awards	-	1,078
Net cash used in financing activities	(22,684)	(20,052)
Effect of change in exchange rates	1,785	(444)
Net increase (decrease) in cash and cash equivalents	(8,279)	18,619
Cash and cash equivalents, beginning of period	112,703	90,860
Cash and cash equivalents, end of period	$104,424	$109,479

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$1,855	$843
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$284	$197
Liability accrued for dividends and dividend equivalents	$10,131	$9,882

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

Summary of Significant Accounting Policies

Other than those discussed in “Recent Accounting Pronouncements” below, there have been no changes to the Company’s significant accounting policies during the three or nine months ended September 30, 2017 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Stock-Based Compensation:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The Company adopted the standard on January 1, 2017 and the primary impact of the adoption was as follows:

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

The primary effects of the new standard for the Company relate to the timing of revenue recognition with three U.S.-based distributors. Sales to these distributors are transacted under the terms of agreements providing price adjustment and other rights. The Company determines that uncertainties on the sales price exist under these arrangements primarily because the amount of price adjustments to be claimed by the distributors is not fixed or determinable. As a result, revenue and costs related to these sales are deferred until the Company receives notification from the distributors that products have been sold to the end customers and the amount of price adjustments is finalized. Under the new standard, the transaction price takes into consideration the effect of variable consideration such as price adjustments, which are estimated and recorded at the time the promised goods are transferred to the customers. Accordingly, the Company will be required to recognize revenue at the time of shipment to the distributors, adjusted for an estimate of the price adjustments based on historical data and other information available at the time. For the three and nine months ended September 30, 2017, the Company recognized $2.2 million and $5.9 million of revenue net of the final price adjustments, respectively, from the U.S.-based distributors for products that have been sold to the end customers. As of September 30, 2017, the deferred revenue balance, before the final price adjustments, was $2.7 million for products held by the U.S.-based distributors that have not been sold to the end customers.

Revenue from non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, is currently recognized at the time of shipment to the distributors because these arrangements do not contain price adjustments, or other amounts that are not fixed or determinable. Accordingly, revenue recognition on arrangements with non-U.S. distributors will remain substantially unchanged upon adoption of the new standard.

While the Company continues to assess the impact of the new standard, it currently does not expect the adoption of the new standard to have a material impact on its financial statements.  The new standard will require the Company to include expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used by management.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company currently plans to adopt the new standard using the modified retrospective method.

Other:

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

2. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of September 30, 2017, 3.2 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$453	$403	$1,264	$1,217
Research and development	3,838	3,986	11,297	11,001
Selling, general and administrative	9,678	9,127	28,198	22,023
Total	$13,969	$13,516	$40,759	$34,241

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for her outstanding restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested RSUs and this credit was reflected in selling, general and administrative expenses for the nine months ended September 30, 2016.

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

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	366	$51.35	2,284	$43.24	1,620	$23.57	4,270	$36.47
Granted	75	$92.53	645 (1)	$61.08	-	$-	720	$64.35
Released	(148)	$47.93	(520)	$42.34	-	$-	(668)	$43.57
Forfeited	(14)	$62.01	(5)	$49.82	-	$-	(19)	$58.43
Outstanding at September 30, 2017	279	$63.68	2,404	$48.20	1,620	$23.57	4,303	$39.93

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to RSUs released was $12.5 million and $10.6 million for the three months ended September 30, 2017 and 2016, respectively. The intrinsic value related to RSUs released was $61.3 million and $53.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total intrinsic value of all outstanding RSUs was $422.1 million, based on the closing stock price of $106.55. As of September 30, 2017, unamortized compensation expense related to all outstanding RSUs was approximately $89.6 million with a weighted-average remaining recognition period of approximately three years.

Time-Based RSUs:

For the nine months ended September 30, 2017, the Board of Directors granted 75,000 RSUs with time-based vesting conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2017, the Board of Directors granted 48,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2018 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2017 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2017 Non-Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Board of Directors. The remaining 2017 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Non-Executive PSUs is approximately $7.1 million.

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

2015 MPSUs:

On December 31, 2015, the Board of Directors granted 127,000 MPSUs to the executive officers and certain key employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from January 1, 2016 to December 31, 2019. As of September 30, 2017, all five price targets for the first tranche have been achieved.

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the measurement period for that tranche, or (2) the closing stock price immediately before the start of the measurement period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. As of September 30, 2017, four price targets for the second tranche have been achieved. The stock price targets for the third tranche will be determined on December 31, 2017 with a performance period from January 1, 2018 to December 31, 2019. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions vs. current analog topology for certain power products.
2.	Successful implementation, and adoption by a key customer, of an integrated, software-based field-oriented-control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

As of September 30, 2017, none of the operating metrics have been achieved.

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

For the first tranche, stock-based compensation expense is being recognized over the requisite service period. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved during the performance periods in each reporting period. As of September 30, 2017, based on management’s quarterly assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Stock Options

No options were granted for the three and nine months ended September 30, 2017 and 2016. No options were exercised for the three months ended September 30, 2017. Total intrinsic value of options exercised was $0.7 million for the three months ended September 30, 2016. Total intrinsic value of options exercised was $0.6 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively. Cash proceeds from the exercise of stock options were $0.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was no unamortized compensation expense and outstanding options were not material.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2017 and 2016, 18,000 and 24,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2017 and 2016, 40,000 and 53,000 shares, respectively, were issued under the ESPP. As of September 30, 2017, 4.6 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.5 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. The intrinsic value of the shares issued was $1.0 million for both the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the unamortized expense was $0.3 million, which will be recognized through the first quarter of 2018. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	23.5%	27.5%	23.5%	28.6%
Risk-free interest rate	1.2%	0.5%	0.9%	0.4%
Dividend yield	0.8%	1.1%	0.9%	1.2%

Cash proceeds from the shares issued under the ESPP were $2.7 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$18,861	$14,599
Work in process	43,462	26,048
Finished goods	37,564	30,822
Total	$99,887	$71,469

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid wafer purchase	$7,642	$5,000
Other prepaid expense	3,334	2,249
Interest receivable	1,268	966
Other	1,316	828
Total	$13,560	$9,043

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Deferred compensation plan assets	$24,315	$20,288
Prepaid wafer purchase	-	5,000
Other prepaid expense	1,010	1,117
Other	1,193	1,006
Total	$26,518	$27,411

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Dividends and dividend equivalents	$9,390	$8,946
Deferred revenue and customer prepayments	6,527	6,799
Stock rotation reserve	3,358	1,937
Warranty	2,507	1,030
Income tax payable	1,750	1,239
Commissions	1,035	1,008
Other	2,312	1,957
Total	$26,879	$22,916

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,627	$950	$1,030	$289
Warranty provision for product sales	129	107	2,431	926
Settlements made	(161)	(25)	(710)	(67)
Unused warranty provision	(88)	(41)	(244)	(157)
Balance at end of period	$2,507	$991	$2,507	$991

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Deferred compensation plan liabilities	$24,146	$19,836
Dividend equivalents	4,482	3,294
Other	67	89
Total	$28,695	$23,219

4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and nine months ended September 30, 2017.

Acquisition-related intangible assets consist of the following (in thousands):

	September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(653)	$365
Developed technologies	6,466	(5,367)	1,099
Total	$7,484	$(6,020)	$1,464

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(500)	$518
Developed technologies	6,466	(3,982)	2,484
Total	$7,484	$(4,482)	$3,002

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For both the three months ended September 30, 2017 and 2016, amortization expense totaled $0.5 million. For both the nine months ended September 30, 2017 and 2016, amortization expense totaled $1.5 million.

As of September 30, 2017, the estimated future amortization expense was as follows (in thousands):

2017 (remaining three months)	$513
2018	841
2019	110
Total	$1,464

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$23,642	$14,373	$53,132	$36,146

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	41,458	40,590	41,276	40,335
Effect of dilutive securities	2,028	1,305	2,108	1,417
Weighted-average outstanding shares used to compute diluted net income per share	43,486	41,895	43,384	41,752

Net income per share:
Basic	$0.57	$0.35	$1.29	$0.90
Diluted	$0.54	$0.34	$1.22	$0.87

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes two customers who are distributors with sales greater than 10% of the Company's total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2017	2016	2017	2016
Distributor A	17%	22%	17%	22%
Distributor B	15%	*	*	*

The following table summarizes three customers who are distributors with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	September 30,	December 31,
Customer	2017	2016
Distributor A	17%	19%
Distributor B	16%	*
Distributor C	12%	17%

__________________

* Represents less than 10%.

The Company’s agreements with these third-party distributors were made in the ordinary course of business and may be terminated with or without cause by these distributors with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of these distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the distributor.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2017	2016	2017	2016
China	$66,645	$67,372	$185,054	$180,689
Taiwan	27,387	12,786	59,548	31,801
Europe	10,726	7,193	28,227	21,232
Korea	9,279	7,405	25,594	21,522
Southeast Asia	7,179	5,370	20,476	13,210
Japan	4,813	4,084	14,584	9,771
United States	2,781	2,164	7,711	6,613
Other	129	82	305	209
Total	$128,939	$106,456	$341,499	$285,047

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2017	2016	2017	2016
DC to DC	$119,089	$95,615	$312,700	$256,953
Lighting Control	9,850	10,841	28,799	28,094
Total	$128,939	$106,456	$341,499	$285,047

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2017	2016
United States	$61,447	$50,242
China	46,175	45,728
Taiwan	16,908	8,919
Bermuda	8,035	9,573
Other	413	571
Total	$132,978	$115,033

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

As of September 30, 2017, there were no material pending legal proceedings to which the Company was a party.

8. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	September 30,	December 31,
	2017	2016
Cash, cash equivalents and investments:
Cash	$91,674	$87,747
Money market funds	11,250	24,956
Corporate debt securities	180,551	109,644
U.S. treasuries and government agency bonds	16,123	45,877
Auction-rate securities backed by student-loan notes	5,368	5,354
Total	$304,966	$273,578

	September 30,	December 31,
	2017	2016
Reported as:
Cash and cash equivalents	$104,424	$112,703
Short-term investments	195,174	155,521
Long-term investments	5,368	5,354
Total	$304,966	$273,578

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Due in less than 1 year	$70,798	$47,568
Due in 1 - 5 years	124,376	107,953
Due in greater than 5 years	5,368	5,354
Total	$200,542	$160,875

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$11,250	$-	$-	$11,250	$-
Corporate debt securities	180,791	122	(362)	180,551	122,780
U.S. treasuries and government agency bonds	16,139	-	(16)	16,123	13,873
Auction-rate securities backed by student-loan notes	5,570	-	(202)	5,368	5,368
Total	$213,750	$122	$(580)	$213,292	$142,021

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$24,956	$-	$-	$24,956	$-
Corporate debt securities	110,429	65	(850)	109,644	91,938
U.S. treasuries and government agency bonds	45,899	-	(22)	45,877	39,275
Auction-rate securities backed by student-loan notes	5,570	-	(216)	5,354	5,354
Total	$186,854	$65	$(1,088)	$185,831	$136,567

9. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at September 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$11,250	$11,250	$-	$-
Corporate debt securities	180,551	-	180,551	-
U.S. treasuries and government agency bonds	16,123	-	16,123	-
Auction-rate securities backed by student-loan notes	5,368	-	-	5,368
Mutual funds under deferred compensation plan	13,097	13,097	-	-
Total	$226,389	$24,347	$196,674	$5,368

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$24,956	$24,956	$-	$-
Corporate debt securities	109,644	-	109,644	-
U.S. treasuries and government agency bonds	45,877	-	45,877	-
Auction-rate securities backed by student-loan notes	5,354	-	-	5,354
Mutual funds under deferred compensation plan	12,108	12,108	-	-
Total	$197,939	$37,064	$155,521	$5,354

_________________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2017	$5,354
Change in unrealized gain included in other comprehensive income	14
Balance at September 30, 2017	$5,368

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,			December 31,
	2017			2016
Time-to-liquidity (months)		24			24
Discount rate	40%	-	9.0%	4.3%	-	9.3%

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense in the Condensed Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies and mutual funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies and at the fair value of the mutual funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Condensed Consolidated Statements of Operations.  The following table summarizes the deferred compensation plan balances in the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2017	2016
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$11,218	$8,180
Fair value of mutual funds	13,097	12,108
Total	$24,315	$20,288

Deferred compensation plan assets reported in:
Other long-term assets	$24,315	$20,288

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$341	$479
Other long-term liabilities	24,146	19,836
Total	$24,487	$20,315

11. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$1,346	$585	$3,938	$1,595
Amortization of premium on available-for-sale investments	(490)	(252)	(1,494)	(619)
Gain on deferred compensation plan investments	636	488	1,902	1,097
Foreign currency exchange loss	(237)	(48)	(473)	(170)
Other	-	7	-	17
Total	$1,255	$780	$3,873	$1,920

12. INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2017 was $1.4 million, or 5.8% of pre-tax income, and $3.1 million, or 5.5% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

The income tax provision for the three and nine months ended September 30, 2016 was $1.4 million, or 8.9% of pre-tax income, and $2.7 million, or 6.9% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of September 30, 2017. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

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

Unrecognized Tax Benefits

As of September 30, 2017, the Company had $16.1 million of unrecognized tax benefits, $4.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2016, the Company had $14.4 million of unrecognized tax benefits, $3.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. The Company expects to release approximately $0.6 million of its unrecognized tax benefits in the fourth quarter of 2017 as a result of a lapse of the statute of limitation. It is reasonably possible that over the next twelve-month period the Company may experience other increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of other increases or decreases at this time.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of September 30, 2017 and December 31, 2016, the Company has approximately $0.5 million and $0.3 million of accrued interest related to uncertain tax positions, respectively, which were recorded in long-term income tax liabilities in the Condensed Consolidated Balance Sheets.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2017	$(1,023)	$(3,192)	$(4,215)
Other comprehensive income before reclassifications	202	1,306	1,508
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Net current period other comprehensive income	202	1,306	1,508
Balance as of March 31, 2017	(821)	(1,886)	(2,707)
Other comprehensive income before reclassifications	144	1,186	1,330
Amounts reclassified from accumulated other comprehensive loss	(3)	-	(3)
Net current period other comprehensive income	141	1,186	1,327
Balance as of June 30, 2017	(680)	(700)	(1,380)
Other comprehensive income before reclassifications	217	1,500	1,717
Amounts reclassified from accumulated other comprehensive income	5	-	5
Net current period other comprehensive income	222	1,500	1,722
Balance as of September 30, 2017	$(458)	$800	$342

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in interest and other income, net, in the Condensed Consolidated Statements of Operations.

14. STOCK REPURCHASE

In February 2016, the Board of Directors approved a stock repurchase program (the “2016 Program”) that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the 2016 Program through December 31, 2017.

For the three and nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares under the 2016 Program. As of September 30, 2017, $50 million remained available for future repurchases. Shares will be retired upon repurchase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend declared per share	$0.20	$0.20	$0.60	$0.60
Total amount declared	$8,301	$8,132	$24,822	$24,275

As of September 30, 2017 and December 31, 2016, accrued dividends totaled $8.3 million and $8.2 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, compliance with the terms of future indebtedness and credit facilities and other factors that the Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders. The Company anticipates that the cash used for future dividends will come from its current domestic cash and cash generated from ongoing U.S. operations. If cash held by the Company’s international subsidiaries is needed for the payment of dividends, the Company may be required to accrue and pay U.S. taxes to repatriate the funds under the current tax laws.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of September 30, 2017 and December 31, 2016, accrued dividend equivalents totaled $5.6 million and $4.1 million, respectively.

16. SUBSEQUENT EVENT

In October 2017, the Company entered into agreements to purchase office space in Shanghai, China and Hangzhou, China for approximately $14.4 million and $16.0 million, respectively.  The Company closed both transactions by early November 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, computing and storage, industrial, automotive and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2017 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	our intention and ability to repurchase shares under our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2017 included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where the products we produce are incorporated into end-user products.  Our revenue from direct or indirect sales to customers in Asia was 89% and 91% for the three months ended September 30, 2017 and 2016, and 89% and 90% for the nine months ended September 30, 2017 and 2016, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity.

Critical Accounting Policies and Estimates

Other than those discussed in “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2017, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands, except percentages)
Revenue	$128,939	100.0%	$106,456	100.0%	$341,499	100.0%	$285,047	100.0%
Cost of revenue	58,083	45.0	48,531	45.6	154,377	45.2	130,686	45.8
Gross profit	70,856	55.0	57,925	54.4	187,122	54.8	154,361	54.2
Operating expenses:
Research and development	21,442	16.6	20,472	19.2	60,629	17.8	55,669	19.5
Selling, general and administrative	25,255	19.6	22,397	21.0	73,219	21.4	61,696	21.6
Litigation expense, net	327	0.3	55	-	903	0.3	92	0.1
Total operating expenses	47,024	36.5	42,924	40.2	134,751	39.5	117,457	41.2
Income from operations	23,832	18.5	15,001	14.2	52,371	15.3	36,904	13.0
Interest and other income, net	1,255	1.0	780	0.6	3,873	1.2	1,920	0.6
Income before income taxes	25,087	19.5	15,781	14.8	56,244	16.5	38,824	13.6
Income tax provision	1,445	1.2	1,408	1.3	3,112	0.9	2,678	0.9
Net income	$23,642	18.3%	$14,373	13.5%	$53,132	15.6%	$36,146	12.7%

Revenue

The following table summarizes our revenue by end market, based on management’s assessment of available end market data:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2017	% of Revenue	2016	% of Revenue	Change	2017	% of Revenue	2016	% of Revenue	Change
	(in thousands, except percentages)
Consumer	$55,342	42.9%	$43,646	41.0%	26.8%	$134,870	39.5%	$115,763	40.6%	16.5%
Computing and storage	29,020	22.5%	23,463	22.1%	23.7%	74,103	21.7%	57,157	20.1%	29.6%
Industrial	16,348	12.7%	14,519	13.6%	12.6%	46,736	13.7%	40,542	14.2%	15.3%
Automotive	12,857	10.0%	8,640	8.1%	48.8%	38,042	11.1%	23,906	8.4%	59.1%
Communications	15,372	11.9%	16,188	15.2%	(5.0)%	47,748	14.0%	47,679	16.7%	0.1%
Total	$128,939	100.0%	$106,456	100.0%	21.1%	$341,499	100.0%	$285,047	100.0%	19.8%

Revenue for the three months ended September 30, 2017 was $128.9 million, an increase of $22.4 million, or 21.1%, from $106.5 million for the three months ended September 30, 2016. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by approximately 4% due to higher market demand with current customers and design wins with new customers, coupled with a 15% increase in average sales prices.

Revenue from the consumer market for the three months ended September 30, 2017 increased $11.7 million, or 26.8%, from the same period in 2016. This increase was primarily driven by higher demand in gaming and home appliance products. Revenue from the computing and storage market increased $5.6 million, or 23.7%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage and cloud computing markets. Revenue from the industrial market increased $1.8 million, or 12.6%, from the same period in 2016. This increase was primarily driven by higher sales in power source products. Revenue from the automotive market increased $4.2 million, or 48.8%, from the same period in 2016. This increase was primarily driven by higher sales in products for infotainment, safety and connectivity applications. Revenue from the communications market decreased $0.8 million, or 5.0%, from the same period in 2016. This decrease was primarily driven by lower demand in networking and telecommunication application markets.

Revenue for the nine months ended September 30, 2017 was $341.5 million, an increase of $56.5 million, or 19.8%, from $285.0 million for the nine months ended September 30, 2016. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 8% due to higher market demand with current customers and design wins with new customers, coupled with an 11% increase in average sales prices.

Revenue from the consumer market for the nine months ended September 30, 2017 increased $19.1 million, or 16.5%, from the same period in 2016. This increase was primarily driven by higher demand in gaming and home appliance products. Revenue from the computing and storage market increased $16.9 million, or 29.6%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage, high-performance notebook and cloud computing markets. Revenue from the industrial market increased $6.2 million, or 15.3%, from the same period in 2016. This increase was primarily driven by higher sales in power source and point of sale system products. Revenue from the automotive market increased $14.1 million, or 59.1%, from the same period in 2016. This increase was primarily driven by higher sales in products for infotainment, safety and connectivity applications. Revenue from the communications market was essentially flat compared to the same period in 2016.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
Cost of revenue	$58,083	$48,531	19.7%	$154,377	$130,686	18.1%
As a percentage of revenue	45.0%	45.6%		45.2%	45.8%
Gross profit	$70,856	$57,925	22.3%	$187,122	$154,361	21.2%
Gross margin	55.0%	54.4%		54.8%	54.2%

Cost of revenue was $58.1 million, or 45.0% of revenue, for the three months ended September 30, 2017, and $48.5 million, or 45.6% of revenue, for the three months ended September 30, 2016. The $9.6 million increase in cost of revenue was primarily due to a 4% increase in overall unit shipments, coupled with an 18% increase in the average direct cost of units shipped.

Gross margin was 55.0% for the three months ended September 30, 2017, compared with 54.4% for the three months ended September 30, 2016. The increase in gross margin was primarily due to lower labor and manufacturing overhead costs as a percentage of revenue, partially offset by increased sales of lower margin products.

Cost of revenue was $154.4 million, or 45.2% of revenue, for the nine months ended September 30, 2017, and $130.7 million, or 45.8% of revenue, for the nine months ended September 30, 2016. The $23.7 million increase in cost of revenue was primarily due to an 8% increase in overall unit shipments, coupled with a 12% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase of $1.7 million in inventory write-downs.

Gross margin was 54.8% for the nine months ended September 30, 2017, compared with 54.2% for the nine months ended September 30, 2016. The increase in gross margin was primarily due to lower labor and manufacturing overhead costs as a percentage of revenue, partially offset by higher inventory write-downs.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses and stock-based compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
R&D expenses	$21,442	$20,472	4.7%	$60,629	$55,669	8.9%
As a percentage of revenue	16.6%	19.2%		17.8%	19.5%

R&D expenses were $21.4 million, or 16.6% of revenue, for the three months ended September 30, 2017 and $20.5 million, or 19.2% of revenue, for the three months ended September 30, 2016. The $0.9 million increase in R&D expenses was primarily due to an increase of $0.9 million in compensation expenses, which include salary, benefits and bonuses. Our R&D headcount was 624 employees as of September 30, 2017, compared with 570 employees as of September 30, 2016.

R&D expenses were $60.6 million, or 17.8% of revenue, for the nine months ended September 30, 2017 and $55.7 million, or 19.5% of revenue, for the nine months ended September 30, 2016. The $4.9 million increase in R&D expenses was primarily due to an increase of $2.1 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.2 million in laboratory supplies, an increase of $1.1 million in new product development expenses, and an increase of $0.5 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses and stock-based compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands, except percentages)
SG&A expenses	$25,255	$22,397	12.8%	$73,219	$61,696	18.7%
As a percentage of revenue	19.6%	21.0%		21.4%	21.6%

SG&A expenses were $25.3 million, or 19.6% of revenue, for the three months ended September 30, 2017 and $22.4 million, or 21.0% of revenue, for the three months ended September 30, 2016. The $2.9 million increase in SG&A expenses was primarily due to an increase of $0.8 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.7 million in commission expenses due to higher revenue, an increase of $0.6 million in stock-based compensation expenses mainly associated with the performance-based equity awards, and an increase of $0.4 million in depreciation expense. Our SG&A headcount was 378 employees as of September 30, 2017, compared with 350 employees as of September 30, 2016.

SG&A expenses were $73.2 million, or 21.4% of revenue, for the nine months ended September 30, 2017 and $61.7 million, or 21.6% of revenue, for the nine months ended September 30, 2016. The $11.5 million increase in SG&A expenses was primarily due to an increase of $3.3 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $2.3 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.3 million in depreciation expense, an increase of $0.6 million in expenses related to changes in the value of the deferred compensation plan liabilities, and an increase of $0.5 million in commission expenses due to higher revenue. In addition, contributing to the increase in SG&A expenses for the nine months ended September 30, 2017 was a stock-based compensation credit recorded in the nine months ended September 30, 2016 due to the retirement of our then Chief Financial Officer in the first quarter of 2016. As the service or performance conditions for her outstanding restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of approximately $2.9 million associated with the unvested restricted stock units and recorded the credit in SG&A expenses for the nine months ended September 30, 2016.

Litigation Expense, Net

Litigation expense was $0.3 million for the three months ended September 30, 2017, compared with $55,000 for the three months ended September 30, 2016. The increase in litigation expense was due to increased litigation activity.

Litigation expense was $0.9 million for the nine months ended September 30, 2017, compared with $92,000 for the nine months ended September 30, 2016. The increase in litigation expense was due to increased litigation activity. In addition, contributing to the increase in litigation expense was $0.2 million in proceeds received in connection with a litigation settlement recorded in the nine months ended September 30, 2016.

Interest and Other Income, Net

Interest and other income, net, was $1.3 million for the three months ended September 30, 2017, compared with $0.8 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $0.8 million in interest income, partially offset by an increase of $0.2 million in amortization of premium on available-for-sale investments and an increase of $0.2 million in foreign currency exchange loss.

Interest and other income, net, was $3.9 million for the nine months ended September 30, 2017, compared with $1.9 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $2.3 million in interest income and an increase of $0.8 million in income related to changes in the value of the deferred compensation plan investments, partially offset by an increase of $0.9 million in amortization of premium on available-for-sale investments and an increase of $0.3 million in foreign currency exchange loss.

Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2017 was $1.4 million, or 5.8% of pre-tax income, and $3.1 million, or 5.5% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

The income tax provision for the three and nine months ended September 30, 2016 was $1.4 million, or 8.9% of pre-tax income, and $2.7 million, or 6.9% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in the valuation allowance primarily related to stock-based compensation.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of September 30, 2017. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	September 30,	December 31,
	2017	2016
	(in thousands, except percentages)
Cash and cash equivalents	$104,424	$112,703
Short-term investments	195,174	155,521
Total cash, cash equivalents and short-term investments	$299,598	$268,224
Percentage of total assets	49.5%	52.5%

Total current assets	$463,802	$382,984
Total current liabilities	(66,168)	(52,921)
Working capital	$397,634	$330,063

As of September 30, 2017, we had cash and cash equivalents of $104.4 million and short-term investments of $195.2 million, compared with cash and cash equivalents of $112.7 million and short-term investments of $155.5 million as of December 31, 2016. As of September 30, 2017, $74.8 million of cash and cash equivalents and $98.3 million of short-term investments were held by our international subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds under the current tax laws. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2017, we had working capital of $397.6 million, compared with working capital of $330.1 million as of December 31, 2016. The $67.5 million increase in working capital was due to an $80.8 million increase in current assets, partially offset by a $13.3 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable, inventories and prepaid expenses, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$80,448	$76,787
Net cash used in investing activities	(67,828)	(37,672)
Net cash used in financing activities	(22,684)	(20,052)
Effect of exchange rate changes on cash and cash equivalents	1,785	(444)
Net increase (decrease) in cash and cash equivalents	$(8,279)	$18,619

For the nine months ended September 30, 2017, net cash provided by operating activities was $80.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $25.1 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by higher sales and outstanding balances with certain customers with longer payment terms. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan and warranty expenses. For the nine months ended September 30, 2016, net cash provided by operating activities was $76.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $2.7 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to a prepaid wafer purchase agreement we funded in the second quarter of 2016. The increase in inventories was primarily due to an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand.

For the nine months ended September 30, 2017, net cash used in investing activities was $67.8 million, primarily due to net purchases of short-term investments of $40.6 million, purchases of property and equipment of $25.1 million, and net contributions to the deferred compensation plan of $2.1 million. For the nine months ended September 30, 2016, net cash used in investing activities was $37.7 million, primarily due to purchases of property and equipment of $29.0 million, net purchases of investments of $6.3 million, and net contributions to the deferred compensation plan of $2.3 million.

During the first nine months of 2017, we funded the purchases of land in Kirkland, Washington, and land and office space in Taipei, Taiwan for $13.3 million. During the first nine months of 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China, office space in Shenzhen, China, and land and office space in Taipei, Taiwan for $17.5 million.

For the nine months ended September 30, 2017, net cash used in financing activities was $22.7 million, primarily reflecting $25.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the nine months ended September 30, 2016, net cash used in financing activities was $20.1 million, primarily reflecting $24.6 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $3.7 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

We have a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the nine months ended September 30, 2017, we paid dividends and dividend equivalents totaling $25.3 million. For the nine months ended September 30, 2016, we paid dividends and dividend equivalents totaling $24.6 million.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months.

We anticipate the cash used for future dividends, dividend equivalents and the stock repurchase program will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for these payments, we may be required to accrue and pay U.S. taxes to repatriate these funds under the current tax laws. In the future, in order to strengthen our financial position, respond to changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to discontinue paying dividends and dividend equivalents or repurchasing shares, and may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. Accordingly, we cannot ensure that we will continue to pay dividends and dividend equivalents or repurchase shares in the future, and there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Contractual Obligations

In October 2017, we entered into agreements to purchase office space in Shanghai, China and Hangzhou, China for approximately $14.4 million and $16.0 million, respectively.  We closed both transactions by early November 2017.

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of September 30, 2017, the outstanding balance under our purchase commitments was $52.8 million, compared with $46.3 million as of December 31, 2016.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2017, the outstanding obligations were $28.7 million, compared with $23.2 million as of December 31, 2016.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three and nine months ended September 30, 2017, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, there were no material pending legal proceedings to which we were a party.

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

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. We anticipate the cash used for future dividends will come from our current domestic cash and cash generated from ongoing U.S. operations. If cash held by our international subsidiaries is needed for the payment of dividends, we may be required to accrue and pay U.S. taxes to repatriate these funds under the current tax laws, which may have a material adverse effect on our financial condition and results of operations.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and nine months ended September 30, 2017, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for approximately 17% of our total revenue for both the three and nine months ended September 30, 2017. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for approximately 17% of our total revenue for both the three and nine months ended September 30, 2017. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution on the audits in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. In addition, the IRS examined our U.S. federal income tax return for the year ended December 31, 2014. No adjustments were made by the IRS upon conclusion of the examination. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, we have hired third-party tax advisors to assist us in the calculation. If we or our independent tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

The average selling prices of products in our markets have historically decreased over time and could do so in the future, which could harm our revenue and gross profits.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: November 3, 2017	/s/ T. Bernie Blegen

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