Form 10-K
period 2017-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2018-03-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2017 was $3.1 billion.*

There were 42,132,242 shares of the registrant’s common stock issued and outstanding as of February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

*

Excludes 8,933,704 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the Common Stock outstanding at June 30, 2017.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, computing and storage, industrial, automotive and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for 2018 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. tax reform enacted in December 2017 on our income tax provision and cash flows,

•	our intention and ability to repurchase shares under our stock repurchase program and pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems (“MPS”) is a leading semiconductor company that designs, develops and markets high-performance power solutions. Founded in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and innovative proprietary process technologies. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy efficient, cost-effective, easy-to-use solutions for systems found in consumer, computing and storage, industrial, automotive and communications applications. MPS's mission is to reduce total energy consumption in its customers' systems with green, practical and compact solutions.

MPS is headquartered in San Jose, California and has over 1,500 employees worldwide, with locations in China, India, Japan, Korea, Singapore, Taiwan, the United States and Europe.

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

Analog and Mixed-Signal Markets.  We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets, and in particular the high performance portion of the analog and mixed signal IC market, from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have targeted product and market areas that we believe have the ability to offer above-average growth over the long term, compared to the semiconductor industry as a whole.

End Markets and Applications

We currently target our products in the consumer, computing and storage, industrial, automotive and communications markets, with the consumer market representing the largest portion of our revenue. The following is a brief summary of the various applications of our products in each end market, and such market's contribution as a percentage of our total revenue:

			Percentage of Total Revenue
End Markets		Applications	2017	2016	2015
● Consumer	●	Set-top boxes, monitors, gaming, lighting, chargers, home appliances, cellular handsets, digital video players, GPS, televisions, stereos and cameras.	40.3%	39.5%	43.6%
● Computing and storage	●	Storage networks, computers and notebooks, printers, servers and workstations.	21.4%	20.7%	17.0%
● Industrial	●	Power sources, security, point-of-sale systems, smart meters and other industrial equipment.	13.4%	14.4%	13.8%
● Automotive	●	Infotainment, safety and connectivity applications	11.4%	8.7%	6.1%
● Communications	●	Networking and telecommunication infrastructure, routers and modems, wireless access points and voice over IP.	13.5%	16.7%	19.5%

Product Families

Our proprietary process technologies enable us to design and deliver smaller, single-chip power management ICs. These technologies simplify the design process, and are applicable across a wide range of analog applications within the consumer, computing and storage, industrial, automotive and communications markets. Our product families are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. Our key product families include the following:

Direct Current (DC) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 92%, 90% and 90% of our total revenue in 2017, 2016 and 2015, respectively.

Lighting Control Products.  Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. In addition to alternating current/direct current, or AC/DC, offline solutions for lighting illumination applications, we also offer AC/DC power conversion solutions for a diverse number of end products that plug into a wall outlet. The Lighting Control product family accounted for 8%, 10% and 10% of our total revenue in 2017, 2016 and 2015, respectively.

In the future, we plan to continue to introduce additional new products within our existing product families, as well as expand our newer product families. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and continue to secure manufacturing capacity.

Customers, Sales and Marketing

We sell our products through third-party distributors, value-added resellers and directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and electronic manufacturing service (EMS) providers. Our third-party distributors are subject to distribution agreements with us which allow the distributor to sell our products to end customers and other resellers.  Distributors sell our products to end customers which include OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers.

Sales to our largest distributor accounted for 17% of our total revenue in 2017, 22% in 2016, and 24% in 2015. In addition, one other distributor accounted for 10% of our total revenue in 2017. No other distributors or end customers accounted for more than 10% of our total revenue in any of the periods presented.

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

We have sales offices located in China, India, Japan, Korea, Singapore, Taiwan, the United States and Europe. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application.  We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For the years ended December 31, 2017, 2016 and 2015, our revenue from sales to customers in Asia was 89%, 91% and 91%, respectively.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Because orders in backlog are subject to cancellation or postponement, and backlog at any particular date is not necessarily representative of actual sales for any succeeding period, we believe that our backlog is not necessarily a reliable indicator of future revenues.

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

Our research and development expenses totaled $82.4 million, $73.6 million and $65.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2017, we had 1,145 patents/applications issued or pending, of which 360 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2037. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products, could be required to indemnify our customers or suppliers, or could pay royalties or other damages to third parties. If any of our products are found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition and cash flows.

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

We currently contract with four suppliers to manufacture our wafers in foundries located in China and Korea. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facility, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

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

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel.  We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2017, we employed 1,534 employees primarily located in China, India, Japan, Korea, Singapore, Taiwan, the United States and Europe, compared with 1,417 employees as of December 31, 2016.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing unit selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products and, in some cases, have a broader product offerings that may enable them to more effectively market and sell to customers. We are in direct and active competition, with respect to one or more of our product lines, with at least 10 manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, Intersil (acquired by Renesas Electronics in 2017), Linear Technology (acquired by Analog Devices in 2017), Maxim Integrated Products, NXP Semiconductors (pending acquisition by Qualcomm), ON Semiconductor, Power Integrations, ROHM Semiconductor, Semtech and Texas Instruments.

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

Executive Officers of the Registrant

Information regarding our executive officers as of March 1, 2018 is as follows:

Name	Age	Position
Michael Hsing	58	President, CEO and Director
Bernie Blegen	60	Vice President and Chief Financial Officer
Deming Xiao	55	President of Asia Operations
Maurice Sciammas	58	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	47	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

ITEM 1A.  RISK FACTORS

Our business involves numerous risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

•

government policies and regulations on international trade restrictions and corporate taxes, including the impact of the tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “2017 Tax Act”);

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the consumer, computing and storage, industrial, automotive and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows; and

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business and results of operations, and may cause our stock price to decline and be volatile.

Our business has been and may be significantly impacted by worldwide economic conditions.

In recent years, global credit and financial markets experienced disruptions, and may experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Economic uncertainty affects businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Volatility in the credit markets could severely diminish liquidity and capital availability. Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of the world. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in the United States, in our industry, or in the different markets that we serve. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. consumer, computing and storage, industrial, automotive and communications);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows; and,

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees;

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

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, end-customer market downturn, market acceptance and penetration of our current and future products and litigation. A material decrease in our growth rates could adversely affect our stock price and results of operations.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2017, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and,

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 17% of our total revenue for the year ended December 31, 2017. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which places us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 17% of our total revenue for the year ended December 31, 2017. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business and financial position.

The 2017 Tax Act is expected to have significant effects on our income tax expense, which could result in a material adverse impact on our results of operations, financial condition and cash flows.

In December 2017, the 2017 Tax Act was enacted and includes a broad range of tax reforms, including changes to corporate tax rates, business deductions and international tax provisions. Many of these provisions significantly differ from prior U.S. tax law, resulting in material tax accounting implications for us. Some of the significant new requirements include, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings, a remeasurement of our deferred taxes due to the change in the corporate tax rate, taxation of certain global intangible low-taxed income under the international tax provisions, and limitations on the deductibility of performance-based compensation for officers. Some of these provisions, such as the deemed repatriation transition tax and remeasurement of deferred tax assets, had immediate accounting implications which resulted in a significant increase in our tax expenses for the year ended December 31, 2017. As we continue to evaluate the potential implications of the 2017 Tax Act on our financial statements, any increase in our income tax expense in future periods could have a material negative impact on our results of operations. In addition, the deemed repatriation transition tax liability, which will be payable over eight years, will adversely impact our cash flows and financial condition in future periods. Any changes to our corporate tax planning and strategies as a result of the 2017 Tax Act may not result in a favorable impact on our income tax expense in future periods.

The calculation of the tax impact and exposures under the 2017 Tax Act is complex. It requires the collection of information not regularly produced by us, the use of estimates and the exercise of significant judgment in determining our tax provision. As regulations and guidance evolve with respect to the 2017 Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position. Furthermore, we will need to evaluate whether changes to our existing processes and controls are necessary to address the financial reporting effects. If we fail to correctly interpret the tax law or implement effective internal controls on gathering, analyzing and reviewing data used in our calculations, our income tax provision could be misstated, which could have a material adverse impact on our results of operations and financial condition.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, including the effects of the 2017 Tax Act, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws such as the 2017 Tax Act, regulations, accounting principles or interpretations thereof and discrete items such as future exercises or dispositions of stock options and restricted stock releases. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. For example, our U.S. federal income tax returns for the years ended December 31, 2005 through December 31, 2007 were examined by the IRS. We reached a resolution with the IRS in April 2015 and recorded a one-time net charge of $2.7 million to our income tax provision in the second quarter of 2015. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our operating results and financial condition.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio of our auction-rate securities at par and continue to hold $5.6 million in principal amount as of December 31, 2017. It is unclear as to when the remaining balance of our auction-rate securities will regain their liquidity. The underlying maturity of these auction-rate securities is up to 30 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law and the relevant regulations and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law and relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

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

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances, and cause us to incur debt or to assume contingent liabilities, which could adversely affect our business. We may also be the target of strategic transactions, which could divert our management’s attention and otherwise disrupt our operations and adversely affect our business.

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

In addition, third parties may be interested in acquiring us. We will consider and discuss such transactions as we deem appropriate. Such potential transactions may diver the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table summarizes our primary properties as of December 31, 2017:

Location	Approximate Building Square Footage	Primary Use
Owned:
San Jose, California	106,000	Corporate headquarters, research and development, sales and marketing
Chengdu, China	150,000	Research and development, administrative offices
Chengdu, China	60,000	Testing and manufacturing
Hangzhou, China	68,000	Research and development
Shanghai, China	23,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	47,000	Sales and marketing, research and development
Leased:
Chengdu, China	45,000	Inventory storage warehouse
Hangzhou, China	34,000	Research and development
Seattle, Washington	9,000	Sales and marketing, research and development

We also lease other sales and research and development offices in China, India, Japan, Korea, Singapore, the United States and Europe. We believe that our existing facilities are adequate for our current operations.

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

As of December 31, 2017, there were no material pending legal proceedings to which we were a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.” The following table sets forth the high and low sales price per share of our common stock:

	High	Low
2017:
First quarter	$94.49	$81.84
Second quarter	$103.92	$88.19
Third quarter	$107.87	$94.24
Fourth quarter	$126.80	$105.01

2016:
First quarter	$63.64	$56.21
Second quarter	$70.75	$60.93
Third quarter	$80.50	$66.11
Fourth quarter	$85.43	$76.44

Holders of Our Common Stock

As of February 21, 2018, there were nine registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

	Dividend Declared	Total
	per Share	Amount
		(in thousands)
2017:
First quarter	$0.20	$8,248
Second quarter	$0.20	$8,273
Third quarter	$0.20	$8,301
Fourth quarter	$0.20	$8,323

2016:
First quarter	$0.20	$8,047
Second quarter	$0.20	$8,096
Third quarter	$0.20	$8,132
Fourth quarter	$0.20	$8,159

In February 2018, our Board of Directors approved an increase in our quarterly cash dividends from $0.20 per share to $0.30 per share, effective for the first quarter of 2018.

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

We anticipate that cash used for future dividend payments will come from our current domestic cash and cash generated from ongoing U.S. operations. In addition, we currently plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund future dividends and continue to indefinitely reinvest our earnings from other foreign subsidiaries. See Note 12 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2012 and its relative performance is tracked through December 31, 2017, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

The information contained in this stock performance graph section shall not be deemed to be “soliciting material,” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

For the three months and year ended December 31, 2017, we did not repurchase any shares under the program. The program expired on December 31, 2017 with a remaining unused balance of $50 million.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2017 and 2016, and the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013, and the consolidated statement of operations data for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements which are not included in this report. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Revenue	$470,929	$388,665	$333,067	$282,535	$238,091
Cost of revenue	212,646	177,792	152,898	129,917	110,190
Gross profit	258,283	210,873	180,169	152,618	127,901
Operating expenses:
Research and development	82,359	73,643	65,787	58,590	49,733
Selling, general and administrative	97,257	83,012	72,312	66,755	54,624
Litigation expense (benefit), net	1,243	(229)	1,000	(8,027)	(371)
Total operating expenses	180,859	156,426	139,099	117,318	103,986
Income from operations	77,424	54,447	41,070	35,300	23,915
Interest and other income, net	5,520	2,817	1,421	1,092	92
Income before income taxes	82,944	57,264	42,491	36,392	24,007
Income tax provision	17,741	4,544	7,319	897	1,109
Net income	$65,203	$52,720	$35,172	$35,495	$22,898

Net income per share:
Basic	$1.58	$1.30	$0.89	$0.92	$0.61
Diluted	$1.50	$1.26	$0.86	$0.89	$0.59
Weighted-average shares outstanding:
Basic	41,350	40,436	39,470	38,686	37,387
Diluted	43,578	41,915	40,869	39,793	38,620

Cash dividends declared per common share	$0.80	$0.80	$0.80	$0.45	$-

Consolidated Balance Sheet Data:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$82,759	$112,703	$90,860	$126,266	$101,213
Short-term investments	$216,331	$155,521	$144,103	$112,452	$125,126
Long-term investments	$5,256	$5,354	$5,361	$5,389	$9,860
Total assets	$652,569	$511,126	$431,285	$399,366	$368,908
Common stock and additional paid-in capital	$376,586	$315,969	$265,763	$240,500	$234,201
Total stockholders' equity	$522,007	$431,116	$368,516	$346,425	$323,399
Working capital	$383,253	$330,063	$288,645	$271,051	$253,304

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K.

Overview

We are a leading semiconductor company that designs, develops and markets high-performance power solutions. Founded in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and an innovative proprietary process technology. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy efficient, cost-effective, easy-to-use solutions for systems found in consumer, computing and storage, industrial, automotive and communications applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. For the years ended December 31, 2017, 2016 and 2015, our revenue from sales to customers in Asia was 89%, 91% and 91%, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

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

Revenue Recognition

Our revenue consists primarily of product sales of assembled and tested integrated circuits and dies in wafer form to the consumer, computing and storage, industrial, automotive and communications markets. The remaining revenue has not been significant historically and primarily includes royalties from licensing arrangements and revenue from wafer testing services for third parties.

We recognize revenue based on the following four criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in us generally recognizing revenue upon shipment or delivery (when title and risk of loss have transferred to customers), including to most of the distributors, original equipment manufacturers and electronic manufacturing service providers.

For each of the years ended December 31, 2017, 2016 and 2015, 88% of our sales, respectively, were made through distribution arrangements with third parties. We generally recognize revenue upon shipment or delivery of products to the distributors based on the following considerations:

(1)

The price is fixed or determinable at the date of sale. We do not offer special payment terms (our normal payment terms are 30-45 days for our distributors) or price adjustments to distributors when we recognize revenue upon shipment or delivery.

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

Certain of our large distributors have contracts that include limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. We maintain a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per-distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale. As of December 31, 2017 and 2016, our reserve for stock rotation rights was $2.6 million and $1.9 million, respectively.

If we enter into arrangements with distributors that have price adjustment or other rights that are not fixed or determinable, we recognize revenue under such arrangements only after the distributors have sold the products to end customers, at which time the price is no longer subject to adjustment and is fixed. Three of our U.S.-based distributors have such price adjustment rights and accordingly, we defer revenue recognition on these shipments until the products are sold to the end customers by the distributors. As of December 31, 2017 and 2016, our deferred revenue balance before the price adjustments from these distributors was $1.9 million and $3.7 million, and the deferred costs were $0.2 million and $0.3 million, respectively.

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The primary effects of the new standard for us related to the timing of revenue recognition with the three U.S.-based distributors with price adjustment rights. See “Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2017” in Note 1 to our consolidated financial statements for further discussion.

Inventory Valuation

We value our inventory at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated net realizable value.  We write down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if market conditions are more favorable, inventory may be sold that was previously reserved.

Valuation of Goodwill and Acquisition-Related Intangible Assets

We evaluate intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that an impairment may exist. We perform an annual impairment assessment for goodwill in the fourth quarter, or more frequently if indicators of potential impairment exist. Impairment of intangible assets is recognized based on the difference between the fair value of the assets and their carrying value. Impairment for goodwill occurs if the fair value of a reporting unit including goodwill is less than its carrying value and is recognized based on the difference between the implied fair value of the reporting unit’s goodwill and the carrying value of the goodwill. The assumptions and estimates used to determine the fair value of goodwill and intangible assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and revenue forecasts. If there is a significant adverse change in our business in the future, including macroeconomic and market conditions, we may be required to record impairment charges on our goodwill and acquisition-related intangible assets.

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

On December 22, 2017, the tax legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which significantly changed U.S. corporate income tax law. The 2017 Tax Act made the following material changes: (1) reduction of the corporate income tax rate effective January 1, 2018; (2) replacement of the worldwide tax system with a territorial tax regime, with a one-time mandatory tax on previously deferred foreign earnings; (3) amendment on the deductibility of executive performance-based compensation, and (4) creation of new taxes on certain foreign-sourced earnings.

As of December 31, 2017 and 2016, we had a valuation allowance of $12.6 million and $27.4 million, respectively, attributable to management’s determination that it is more likely than not that the deferred tax assets will not be realized. In the fourth quarter of 2017, management assessed the realizability of the deferred tax assets and concluded that a full valuation allowance would no longer be needed on the federal deferred tax assets, due principally to the enactment of the 2017 Tax Act. As a result, we released $21.6 million of valuation allowance which was recorded as a benefit in the income tax provision. In the event we determine that it is more likely than not that we would be able to realize other deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.

Income tax effects resulting from changes in tax laws are accounted for in the period in which the law is enacted. As of December 31, 2017, we have not completed our accounting for the tax effects of the 2017 Tax Act, including the calculation of the deemed repatriation transition tax and the remeasurement of the deferred taxes. As permitted by Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission on December 22, 2017, we recorded provisional amounts based on reasonable estimates for the year ended December 31, 2017. These provisional amounts are subject to revisions, possibly materially, as we perform further analysis of the 2017 Tax Act, collect and prepare necessary financial data, continue to assess our tax positions, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), Financial Accounting Standards Board (“FASB”), and other standard-setting and regulatory bodies. Any subsequent adjustment to these amounts will be recorded to the income tax provision in the period when the analysis is complete. We expect to complete the analysis within the one-year measurement period ending December 21, 2018, pursuant to SAB 118.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units (“RSUs”) with service conditions or performance conditions is based on the grant date share price. The fair value of RSUs with only market conditions, as well as RSUs containing both market and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of stock options, shares issued under the employee stock purchase plan and RSUs with a purchase price feature is estimated using the Black-Scholes model.

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to market or performance conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with only performance conditions, as well as awards containing both market and performance conditions, we recognize compensation expense when it becomes probable that the performance criteria will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the projected achievement was revised upward or if the actual results were higher than the projected achievement, additional compensation expense would be recorded for the awards due to the cumulative catch-up adjustment, which would have an adverse impact on our results of operations. Conversely, if the projected achievement was revised downward or if the actual results were lower than the projected achievement, previously accrued compensation expense would be reversed for the awards, which would have a favorable impact on our results of operations. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment or actual results being different from projections made by management.

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted as of December 31, 2017.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Revenue	$470,929	100.0%	$388,665	100.0%	$333,067	100.0%
Cost of revenue	212,646	45.2	177,792	45.7	152,898	45.9
Gross profit	258,283	54.8	210,873	54.3	180,169	54.1
Operating expenses:
Research and development	82,359	17.5	73,643	18.9	65,787	19.8
Selling, general and administrative	97,257	20.7	83,012	21.4	72,312	21.7
Litigation expense (benefit), net	1,243	0.2	(229)	-	1,000	0.3
Total operating expenses	180,859	38.4	156,426	40.3	139,099	41.8
Income from operations	77,424	16.4	54,447	14.0	41,070	12.3
Interest and other income, net	5,520	1.2	2,817	0.7	1,421	0.5
Income before income taxes	82,944	17.6	57,264	14.7	42,491	12.8
Income tax provision	17,741	3.8	4,544	1.1	7,319	2.2
Net income	$65,203	13.8%	$52,720	13.6%	$35,172	10.6%

Revenue

The following table summarizes our revenue by end market, based on management’s assessment of available end market data:

	Year Ended December 31,						Change
End Market	2017	% of Revenue	2016	% of Revenue	2015	% of Revenue	From 2016 to 2017	From 2015 to 2016
	(in thousands, except percentages)
Consumer	$189,757	40.3%	$153,732	39.5%	$145,090	43.6%	23.4%	6.0%
Computing and storage	100,782	21.4	80,562	20.7	56,568	17.0	25.1%	42.4%
Industrial	62,896	13.4	55,685	14.4	45,933	13.8	12.9%	21.2%
Automotive	53,888	11.4	33,954	8.7	20,410	6.1	58.7%	66.4%
Communications	63,606	13.5	64,732	16.7	65,066	19.5	(1.7)%	(0.5)%
Total	$470,929	100.0%	$388,665	100.0%	$333,067	100.0%	21.2%	16.7%

Revenue for the year ended December 31, 2017 was $470.9 million, an increase of $82.2 million, or 21.2%, from $388.7 million for the year ended December 31, 2016. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by 9% due to higher market demand with current customers and design wins with new customers, and average sales prices increased by 12%.

Revenue from the consumer market for the year ended December 31, 2017 increased $36.0 million, or 23.4%, from the same period in 2016. This increase was primarily driven by higher demand in gaming and home appliance products. Revenue from the computing and storage market increased $20.2 million, or 25.1%, from the same period in 2016. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the industrial market increased $7.2 million, or 12.9%, from the same period in 2016. This increase was primarily driven by higher sales in power source products. Revenue from the automotive market increased $19.9 million, or 58.7%, from the same period in 2016. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the communications market decreased $1.1 million, or 1.7%, from the same period in 2016. This decrease was primarily driven by lower demand in wireless applications.

Revenue for the year ended December 31, 2016 was $388.7 million, an increase of $55.6 million, or 16.7%, from $333.1 million for the year ended December 31, 2015. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by 19% due to higher market demand with current customers and design wins with new customers, which was partially offset by a 2% decrease in average sales prices.

Revenue from the consumer market for the year ended December 31, 2016 increased $8.6 million, or 6.0%, from the same period in 2015. This increase was primarily driven by higher demand in battery management systems, home appliances and other high value consumer products. Revenue from the computing and storage market increased $24.0 million, or 42.4%, from the same period in 2015. This increase was primarily driven by strength in the cloud computing, high-performance notebook and solid-state drive storage markets. Revenue from the industrial market increased $9.8 million, or 21.2%, from the same period in 2015. This increase was primarily driven by higher sales in security, smart meter and power source products. Revenue from the automotive market increased $13.5 million, or 66.4%, from the same period in 2015. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the communications market was essentially flat compared to the same period in 2015.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Year Ended December 31,			Change
	2017	2016	2015	From 2016 to 2017	From 2015 to 2016
	(in thousands, except percentages)
Cost of revenue	$212,646	$177,792	152,898	19.6%	16.3%
As a percentage of revenue	45.2%	45.7%	45.9%
Gross profit	$258,283	$210,873	180,169	22.5%	17.0%
Gross margin	54.8%	54.3%	54.1%

Cost of revenue was $212.6 million, or 45.2% of revenue, for the year ended December 31, 2017, and $177.8 million, or 45.7% of revenue, for the year ended December 31, 2016. The $34.8 million increase in cost of revenue was primarily due to a 9% increase in overall unit shipments, coupled with a 13% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $3.5 million increase in inventory write-downs and warranty expenses.

Gross margin was 54.8% for the year ended December 31, 2017, compared with 54.3% for the year ended December 31, 2016. The increase in gross margin was primarily due to lower labor and manufacturing overhead costs as a percentage of revenue, partially offset by higher inventory write-downs.

Cost of revenue was $177.8 million, or 45.7% of revenue, for the year ended December 31, 2016, and $152.9 million, or 45.9% of revenue, for the year ended December 31, 2015. The $24.9 million increase in cost of revenue was primarily due to a 19% increase in overall unit shipments, which was partially offset by a 2% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $1.0 million increase in warranty expenses and inventory write-downs.

Gross margin was 54.3% for the year ended December 31, 2016, compared with 54.1% for the year ended December 31, 2015. The increase in gross margin was primarily due to lower labor and manufacturing overhead costs as a percentage of revenue, partially offset by the impact of certain manufacturing cost variances.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation expenses for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2017	2016	2015	From 2016 to 2017	From 2015 to 2016
	(in thousands, except percentages)
R&D expenses	$82,359	$73,643	$65,787	11.8%	11.9%
As a percentage of revenue	17.5%	18.9%	19.8%

R&D expenses were $82.4 million, or 17.5% of revenue, for the year ended December 31, 2017, and $73.6 million, or 18.9% of revenue, for the year ended December 31, 2016. The $8.8 million increase in R&D expenses was primarily due to an increase of $3.8 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.9 million in laboratory supplies, an increase of $1.6 million in new product development expenses, an increase of $0.8 million in stock-based compensation expenses mainly associated with the performance-based equity awards, and an increase of $0.7 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 629 employees as of December 31, 2017, compared with 578 employees as of December 31, 2016.

R&D expenses were $73.6 million, or 18.9% of revenue, for the year ended December 31, 2016, and $65.8 million, or 19.8% of revenue, for the year ended December 31, 2015. The $7.8 million increase in R&D expenses was primarily due to an increase of $2.9 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.2 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.6 million in new product development expenses, and an increase of $0.5 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 578 employees as of December 31, 2016, compared with 506 employees as of December 31, 2015.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation expenses for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2017	2016	2015	From 2016 to 2017	From 2015 to 2016
	(in thousands, except percentages)
SG&A expenses	$97,257	$83,012	$72,312	17.2%	14.8%
As a percentage of revenue	20.7%	21.4%	21.7%

SG&A expenses were $97.3 million, or 20.7% of revenue, for the year ended December 31, 2017, and $83.0 million, or 21.4% of revenue, for the year ended December 31, 2016. The $14.3 million increase in SG&A expenses was primarily due to an increase of $3.9 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $3.7 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.3 million in depreciation expense, an increase of $1.0 million in expenses related to changes in the value of the deferred compensation plan liabilities, and an increase of $0.4 million in commission expenses due to higher revenue. In addition, contributing to the increase in SG&A expenses in 2017 was a stock-based compensation credit of $2.9 million which reduced SG&A expenses in 2016 due to the retirement of our then Chief Financial Officer. As the service or performance conditions for her outstanding restricted stock units had not been satisfied at the time of her departure, we reversed previously accrued stock-based compensation expenses of $2.9 million associated with the unvested restricted stock units and the credit was reflected in SG&A expenses for year ended December 31, 2016.  Our SG&A headcount was 389 employees as of December 31, 2017, compared with 355 employees as of December 31, 2016.

SG&A expenses were $83.0 million, or 21.4% of revenue, for the year ended December 31, 2016, and $72.3 million, or 21.7% of revenue, for the year ended December 31, 2015. The $10.7 million increase in SG&A expenses was primarily due to an increase of $3.0 million in stock-based compensation expenses mainly associated with the performance and market-based equity awards, an increase of $2.9 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $2.1 million in commission expenses due to higher revenue, and an increase of $0.8 million in expenses related to changes in the value of the deferred compensation plan liabilities. In addition, contributing to the increase in SG&A expenses in 2016 was a credit of $2.5 million related to the release of a contingent consideration liability which reduced SG&A expenses in 2015 (see below). These increases were partially offset by the stock-based compensation credit of $2.9 million recorded in 2016 due to the retirement of our then Chief Financial Officer. Our SG&A headcount was 355 employees as of December 31, 2016, compared with 306 employees as of December 31, 2015.

Our acquisition of Sensima Technology SA (“Sensima”) in July 2014 included a contingent consideration arrangement which required us to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieved a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the acquisition date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. The fair value of the contingent consideration was initially recorded in other long-term liabilities in the Consolidated Balance Sheets and was remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Consolidated Statements of Operations. As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and determined that the projected product revenue in 2016 would likely not meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers would take longer than we had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015. The Company released the liability of $2.5 million and recorded the credit in SG&A expenses for the year ended December 31, 2015.

Litigation Expense (Benefit), Net

Litigation expense was $1.2 million for the year ended December 31, 2017, compared with a litigation benefit, net, of $0.2 million for the year ended December 31, 2016. The increase in litigation expense was primarily due to an ongoing litigation. In addition, we recognized $0.7 million of benefit in connection with two litigation settlements for the year ended December 31, 2016.

Litigation benefit, net, was $0.2 million for the year ended December 31, 2016, compared with litigation expense of $1.0 million for the year ended December 31, 2015. The net litigation benefit in 2016 was attributable to the recognition of $0.7 million of benefit in connection with two litigation settlements, partially offset by $0.5 million of litigation expenses.

Interest and Other Income, Net

Interest and other income, net, was $5.5 million for the year ended December 31, 2017, compared with $2.8 million for the year ended December 31, 2016. The increase was primarily due to an increase of $2.9 million in interest income as a result of higher investment balances and higher yields, and an increase of $1.3 million in income related to changes in the value of the deferred compensation plan investments, partially offset by an increase of $1.0 million in amortization of premium on available-for-sale investments and an increase of $0.6 million in foreign currency exchange loss.

Interest and other income, net, was $2.8 million for the year ended December 31, 2016, compared with $1.4 million for the year ended December 31, 2015. The increase was primarily due to an increase of $1.6 million in income related to changes in the value of the deferred compensation plan investments and an increase of $0.9 million in interest income as a result of higher yields and higher investment balances, partially offset by an increase of $0.6 million in amortization of premium on available-for-sale investments and a decrease of $0.5 million in foreign currency exchange gains.

Income Tax Provision

The income tax provision for the year ended December 31, 2017 was $17.7 million, or 21.4% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of the stock-based compensation deductions. In addition, the effective tax rate was impacted by the effects of the 2017 Tax Act and the release of the U.S. valuation allowance as discussed in details below.

2017 U.S. Tax Reform:

Under Accounting Standards Codification (“ASC”) 740, Income Taxes, the effects of a new legislation are recognized upon enactment. Accordingly, we were required to recognize the tax effects of the 2017 Tax Act beginning in the fourth quarter of 2017.

On December 22, 2017, the Securities and Exchange Commission issued SAB 118, which addresses the application of ASC 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, for matters that have not been completed, we would recognize provisional amounts to the extent that they are reasonably estimable. If a reasonable estimate cannot be determined, we would not be required to report provisional amounts and would continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

As of December 31, 2017, we have not completed our accounting for the tax effects of the 2017 Tax Act and recorded certain provisional amounts, as discussed below, based on reasonable estimates for the year ended December 31, 2017. The provisional amounts are subject to revisions, possibly materially, as we perform further analysis of the 2017 Tax Act, collect and prepare necessary financial data, continue to assess our tax positions, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Any subsequent adjustment to these amounts will be recorded to the income tax provision in the period when the analysis is complete. We expect to complete the analysis within the one-year measurement period ending December 21, 2018, pursuant to SAB 118.

Corporate Tax Rate and Remeasurement of Deferred Taxes

The 2017 Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. Because ASC 740 requires the effect of a change in tax laws to be recognized as of the date of enactment, we remeasured our deferred tax balance as of December 22, 2017 and recorded a provisional amount of $9.8 million to the income tax provision as a result of the remeasurement for the year ended December 31, 2017.

Deemed Repatriation Transition Tax

The 2017 Tax Act mandates a one-time deemed repatriation transition tax of post-1986 undistributed foreign earnings and profits (“E&P”) on which U.S. income taxes were previously deferred. The rate applied varies depending on whether the E&P is held in liquid or non-liquid assets. A proportional deduction on the deemed repatriation results in a transition tax of 15.5% for cash and liquid assets and 8% for non-liquid assets. The transition tax is assessed regardless of whether we repatriate the earnings. The transition tax is determined on the greater of E&P as of two measurement dates (November 2, 2017 or December 31, 2017). The amount of cash and liquid assets is determined based on the greater of the amounts calculated using two alternative measurement periods.

For the year ended December 31, 2017, we recorded a provisional amount of $41.9 million related to the transition tax expense. After the utilization of R&D tax credits of $18.0 million, the transition tax payable is $23.9 million. As permitted by the 2017 Tax Act, we have elected to pay the transition tax in installments over eight years. As a result, $1.9 million was recorded in current accrued liabilities and $22.0 million was recorded in long-term income tax liabilities as of December 31, 2017.

Undistributed Earnings of Subsidiaries

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the transition tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries including undistributed foreign earnings of $390.2 million. While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries and subjected a provisional amount of $119.7 million of undistributed foreign earnings to tax, an actual repatriation from our non-U.S. subsidiaries could be subject to additional foreign withholding taxes and U.S. state taxes.

We have analyzed our global working capital and cash requirements, and have determined that we plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund our future U.S. based expenditures and dividends. For the other foreign subsidiaries, we expect to indefinitely reinvest undistributed earnings to fund foreign operations and their research and development. For those undistributed foreign earnings from which we were not able to make a reasonable estimate of the tax effects of such repatriation, we have not recorded any deferred taxes or accrued for any withholding taxes or state taxes as of December 31, 2017. We will record the tax effects of any change in our prior assertion with respect to those undistributed foreign earnings in the period that we are first able to make a reasonable estimate, no later than the end of the measurement period under SAB 118.

Global Intangible Low-Taxed Income

The 2017 Tax Act subjects a U.S. parent shareholder to taxation of its global intangible low-taxed income (“GILTI”), effective January 1, 2018. The GILTI inclusions will impact companies that have foreign earnings generated without a large aggregate foreign fixed asset base and whose earnings are being taxed at a low tax rate. GILTI is calculated based on foreign income in excess of a deemed return on tangible assets of foreign corporations. The income inclusion under GILTI is eligible for a deduction that is intended to lower the effective tax rate to 10.5% for taxable years 2018 to 2025, and rise to 13.125% for taxable years after 2025. The enactment of the GILTI tax will result in additional Subpart F income recognition for us in 2018 and onwards.

Executive Compensation Deductions

The 2017 Tax Act retains the $1 million limitation on deductible compensation to covered employees, which include the Chief Executive Officer and four other highest paid officers, under IRC Section 162(m). However, it eliminates the exception for performance-based cash or stock compensation and expands the definition of covered employees to include the Chief Financial Officer. Accordingly, beginning January 1, 2018, the deductible compensation to covered employees will generally be subject to the $1 million limitation.

Release of Valuation Allowance:

Management periodically evaluates the realizability of our deferred tax assets based on all available evidence. The realizability of our deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.  We maintained a full valuation allowance on our U.S. deferred tax assets as of the third quarter of 2017.  In the fourth quarter of 2017, we assessed the realizability of the deferred tax assets and concluded that it was more likely than not that our federal deferred tax assets would be realizable, due principally to the enactment of the 2017 Tax Act. In accordance with ASC 740, management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax asset was needed. Our conclusion was primarily driven by the following positive evidence:

●	We forecast taxable income in the U.S. in future periods. The enactment of GILTI will result in additional Subpart F income each year.
●	Executive performance-based equity awards are now subject to the Section 162(m) deduction limitation.
●	We have a history of utilizing all federal tax attributes before expiration.

As a result, we released $21.6 million of valuation allowance on federal deferred tax assets, which was recorded as a benefit in the income tax provision in the fourth quarter of 2017. We continue to maintain a full valuation allowance on the deferred tax assets in California, primarily due to a low apportionment factor and the amount of R&D tax credits generated is greater than the amount utilized.

The income tax provision for the year ended December 31, 2016 was $4.5 million, or 7.9% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates. In addition, the effective tax rate was impacted by changes in valuation allowance and the stock-based compensation deductions.

The income tax provision for the year ended December 31, 2015 was $7.3 million, or 17.2% of pre-tax income. We recorded a one-time net charge of $2.7 million to the income tax provision related to the resolution of the income tax audits in the second quarter of 2015. In addition to the impact of this charge, the effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates and from the release of an income tax reserve where the statute of limitations expired. In addition, the effective tax rate was impacted by changes in valuation allowance.

Liquidity and Capital Resources

	December 31,
	2017	2016
	(in thousands, except percentages)
Cash and cash equivalents	$82,759	$112,703
Short-term investments	216,331	155,521
Total cash, cash equivalents and short-term investments	$299,090	$268,224
Percentage of total assets	45.8%	52.5%

Total current assets	$449,170	$382,984
Total current liabilities	(65,917)	(52,921)
Working capital	$383,253	$330,063

As of December 31, 2017, we had cash and cash equivalents of $82.8 million and short-term investments of $216.3 million, compared with cash and cash equivalents of $112.7 million and short-term investments of $155.5 million as of December 31, 2016. As of December 31, 2017, $66.4 million of cash and cash equivalents and $113.1 million of short-term investments were held by our international subsidiaries. After the enactment of the 2017 Tax Act, we currently plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund our future expenditures in the U.S. and continue to indefinitely reinvest our earnings from other foreign subsidiaries. See the "Income Tax Provision" section for further discussion.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2017, we had working capital of $383.3 million, compared with working capital of $330.1 million as of December 31, 2016. The $53.2 million increase in working capital was due to a $66.2 million increase in current assets, partially offset by a $13.0 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable, inventories and prepaid expenses, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$133,821	$107,786	$69,736
Net cash used in investing activities	(134,060)	(55,726)	(57,197)
Net cash used in financing activities	(31,325)	(28,127)	(46,652)
Effect of exchange rate changes on cash and cash equivalents	1,620	(2,090)	(1,293)
Net increase (decrease) in cash and cash equivalents	$(29,944)	$21,843	$(35,406)

For the year ended December 31, 2017, net cash provided by operating activities was $133.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation and deferred taxes, and a net increase of $15.7 million from the changes in our operating assets and liabilities. The increase in deferred taxes was primarily due to the release of the U.S. valuation allowance, partially offset by the remeasurement of the deferred tax balance as a result of the 2017 Tax Act, in the fourth quarter of 2017. The increase in accounts receivable was primarily driven by higher sales. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan and warranty expenses. The increase in income tax liabilities was primarily driven by the one-time deemed repatriation transition tax liability recorded in the fourth quarter of 2017.

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

For the year ended December 31, 2015, net cash provided by operating activities was $69.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, a change in fair value of contingent consideration and a net decrease of $12.6 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the year ended December 31, 2017, net cash used in investing activities was $134.1 million, primarily due to purchases of property and equipment of $65.8 million, net purchases of short-term investments of $63.0 million, and net contributions to the deferred compensation plan of $5.3 million. For the year ended December 31, 2016, net cash used in investing activities was $55.7 million, primarily due to purchases of property and equipment of $37.1 million, net purchases of investments of $13.6 million, and net contributions to the deferred compensation plan of $5.0 million. For the year ended December 31, 2015, net cash used in investing activities was $57.2 million, primarily due to net purchases of investments of $33.5 million, purchases of property and equipment of $16.0 million, and net contributions to the deferred compensation plan of $8.0 million.

For the year ended December 31, 2017, we funded the purchases of land in Kirkland, Washington, office space in Shanghai and Hangzhou, China, and land and office space in Taipei, Taiwan for $53.8 million. For the year ended December 31, 2016, we funded the purchases of a previously leased manufacturing facility in Chengdu, China, office space in Shenzhen, China, and land and office space in Taipei, Taiwan for $17.5 million. For the year ended December 31, 2015, we spent $5.4 million to purchase office space in Shanghai, China.

For the year ended December 31, 2017, net cash used in financing activities was $31.3 million, primarily reflecting $33.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.9 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2016, net cash used in financing activities was $28.1 million, primarily reflecting $33.1 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $3.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan. For the year ended December 31, 2015, net cash used in financing activities was $46.7 million, primarily reflecting $32.3 million used in repurchases of our common stock pursuant to our stock repurchase program and $30.0 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $10.0 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In July 2013, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million in the aggregate of our common stock. The program expired on December 31, 2015. In February 2016, our Board of Directors approved a new stock repurchase program that authorized us to repurchase up to $50 million in the aggregate of our common stock. The program expired on December 31, 2017. For the years ended December 31, 2017 and 2016, we did not repurchase any shares. For the year ended December 31, 2015, we repurchased a total of 0.6 million shares for $32.3 million, at an average price of $50.05 per share.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the year ended December 31, 2017, we paid dividends and dividend equivalents totaling $33.9 million.  For the year ended December 31, 2016, we paid dividends and dividend equivalents totaling $33.1 million.  For the year ended December 31, 2015, we paid dividends and dividend equivalents totaling $30.0 million.

In February 2018, our Board of Directors approved an increase in our quarterly cash dividends from $0.20 per share to $0.30 per share, effective for the first quarter of 2018.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax, will come from our current domestic cash and cash generated from ongoing U.S. operations. As a result of the 2017 Tax Act, we also plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund these and other future expenditures in the U.S. and continue to indefinitely reinvest our earnings from other foreign subsidiaries. See the "Income Tax Provision" section for further discussion.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)
Operating leases	$2,145	$1,210	$829	$106	$-
Outstanding purchase commitments (1)	52,586	49,736	1,000	1,000	850
Transition tax liability (2)	23,934	1,915	3,829	3,829	14,361
Other long-term obligations (3)	31,910	-	6,576	8,749	16,585
Total	$110,575	$52,861	$12,234	$13,684	$31,796

______________

(1)	Outstanding purchase commitments primarily consist of wafer and other inventory purchases, assembly services and license arrangements.

(2)

The transition tax liability represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the 2017 Tax Act. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installment over eight years: 8% in 2018, 8% in 2019, 8% in 2020, 8% in 2021, 8% in 2022, 15% in 2023, 20% in 2024, and 25% in 2025. See the “Income Tax Provision” section for further discussion.

(3)

Other long-term obligations include long-term liabilities reflected in our Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. Because of the uncertainty as to the timing of distributions related to a portion of the deferred compensation plan liabilities, we have excluded estimated obligations of $1.1 million from the table above. In addition, because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $9.6 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by our Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. A 10% decline in interest rates would impact our results of operations by approximately $0.5 million in interest income.

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

Long-Term Investments

As of December 31, 2017, our holdings in auction-rate securities, which have a fair value of $5.3 million, have failed to reset as a result of current market conditions. A 10% decline in the fair value could impact our results of operations by approximately $0.5 million if we determined the decline in value to be other-than-temporary.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars through our subsidiary in Bermuda. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of the Company’s offshore operations is generally the local currency, primarily including the Renminbi, the New Taiwan Dollar and the Euro. In addition, we incur foreign currency exchange gains or losses related to certain intercompany transactions between the U.S. and our foreign subsidiaries that are denominated in a currency other than the functional currency. Gains or losses from the settlement and remeasurement of the balances are reported in interest and other income. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations in any of the periods presented.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2018

We have served as the Company's auditor since 1999.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$82,759	$112,703
Short-term investments	216,331	155,521
Accounts receivable, net	38,037	34,248
Inventories	99,281	71,469
Other current assets	12,762	9,043
Total current assets	449,170	382,984
Property and equipment, net	144,636	85,171
Long-term investments	5,256	5,354
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	951	3,002
Deferred tax assets, net	15,917	633
Other long-term assets	30,068	27,411
Total assets	$652,569	$511,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,813	$17,427
Accrued compensation and related benefits	15,597	12,578
Accrued liabilities	27,507	22,916
Total current liabilities	65,917	52,921
Income tax liabilities	31,621	3,870
Other long-term liabilities	33,024	23,219
Total liabilities	130,562	80,010
Commitments and contingencies (notes 12, 13 and 14)
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 41,614 and 40,793 as of December 31, 2017 and December 31, 2016, respectively	376,586	315,969
Retained earnings	143,608	119,362
Accumulated other comprehensive income (loss)	1,813	(4,215)
Total stockholders’ equity	522,007	431,116
Total liabilities and stockholders’ equity	$652,569	$511,126

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$470,929	$388,665	$333,067
Cost of revenue	212,646	177,792	152,898
Gross profit	258,283	210,873	180,169
Operating expenses:
Research and development	82,359	73,643	65,787
Selling, general and administrative	97,257	83,012	72,312
Litigation expense (benefit), net	1,243	(229)	1,000
Total operating expenses	180,859	156,426	139,099
Income from operations	77,424	54,447	41,070
Interest and other income, net	5,520	2,817	1,421
Income before income taxes	82,944	57,264	42,491
Income tax provision	17,741	4,544	7,319
Net income	$65,203	$52,720	$35,172

Net income per share:
Basic	$1.58	$1.30	$0.89
Diluted	$1.50	$1.26	$0.86
Weighted-average shares outstanding:
Basic	41,350	40,436	39,470
Diluted	43,578	41,915	40,869

Cash dividends declared per common share	$0.80	$0.80	$0.80

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$65,203	$52,720	$35,172
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017, 2016 and 2015	6,369	(5,033)	(4,166)
Change in unrealized loss on available-for-sale securities, net of $0 tax in 2017, 2016 and 2015	(341)	(648)	(179)
Total other comprehensive income (loss), net of tax	6,028	(5,681)	(4,345)
Comprehensive income	$71,231	$47,039	$30,827

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2015	38,832	$240,500	$100,114	$5,811	$346,425
Net income	-	-	35,172	-	35,172
Other comprehensive loss	-	-	-	(4,345)	(4,345)
Dividends and dividend equivalents declared	-	-	(33,999)	-	(33,999)
Exercise of stock options	498	7,744	-	-	7,744
Release of restricted stock units	948	-	-	-	-
Repurchase of common shares	(645)	(32,286)	-	-	(32,286)
Shares issued under the employee stock purchase plan	56	2,227	-	-	2,227
Stock-based compensation expense	-	41,650	-	-	41,650
Tax benefits from equity awards	-	5,928	-	-	5,928
Balance as of December 31, 2015	39,689	265,763	101,287	1,466	368,516
Net income	-	-	52,720	-	52,720
Other comprehensive loss	-	-	-	(5,681)	(5,681)
Dividends and dividend equivalents declared	-	-	(34,645)	-	(34,645)
Exercise of stock options	76	1,344	-	-	1,344
Release of restricted stock units	975	-	-	-	-
Shares issued under the employee stock purchase plan	53	2,463	-	-	2,463
Stock-based compensation expense	-	44,934	-	-	44,934
Tax benefits from equity awards	-	1,465	-	-	1,465
Balance as of December 31, 2016	40,793	315,969	119,362	(4,215)	431,116
Net income	-	-	65,203	-	65,203
Other comprehensive income	-	-	-	6,028	6,028
Dividends and dividend equivalents declared	-	-	(35,816)	-	(35,816)
Exercise of stock options	9	150	-	-	150
Release of restricted stock units	772	-	-	-	-
Shares issued under the employee stock purchase plan	40	2,701	-	-	2,701
Stock-based compensation expense	-	52,625	-	-	52,625
Cumulative-effect adjustment from adoption of ASU No. 2016-09	-	5,141	(5,141)	-	-
Balance as of December 31, 2017	41,614	$376,586	$143,608	$1,813	$522,007

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$65,203	$52,720	$35,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	16,101	14,674	13,783
(Gain) loss on sales or write-off of property and equipment	(3)	57	(339)
Amortization of premium on available-for-sale investments	1,976	1,019	463
(Gain) loss on deferred compensation plan investments	(2,531)	(1,257)	133
Change in fair value of contingent consideration	-	-	(2,507)
Deferred taxes, net	(15,238)	(5)	42
Excess tax benefits from equity awards	-	(1,465)	(5,928)
Stock-based compensation expense	52,617	44,989	41,563
Changes in operating assets and liabilities:
Accounts receivable	(3,785)	(3,421)	(5,201)
Inventories	(27,795)	(8,323)	(22,210)
Other assets	1,603	(11,021)	(390)
Accounts payable	3,077	5,483	147
Accrued compensation and related benefits	2,397	3,136	1,068
Accrued liabilities	10,852	8,035	9,942
Income tax liabilities	29,347	3,165	3,998
Net cash provided by operating activities	133,821	107,786	69,736
Cash flows from investing activities:
Property and equipment purchases	(65,773)	(37,112)	(16,024)
Proceeds from sales of property and equipment	3	-	340
Purchases of short-term investments	(140,531)	(236,912)	(223,018)
Proceeds from maturities and sales of short-term investments	77,502	223,344	189,549
Contributions to deferred compensation plan, net	(5,261)	(5,046)	(8,044)
Net cash used in investing activities	(134,060)	(55,726)	(57,197)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(250)	(300)	(300)
Proceeds from exercise of stock options	150	1,344	7,744
Proceeds from shares issued under the employee stock purchase plan	2,701	2,463	2,227
Repurchase of common shares	-	-	(32,286)
Dividends and dividend equivalents paid	(33,926)	(33,099)	(29,965)
Excess tax benefits from equity awards	-	1,465	5,928
Net cash used in financing activities	(31,325)	(28,127)	(46,652)
Effect of change in exchange rates	1,620	(2,090)	(1,293)
Net increase (decrease) in cash and cash equivalents	(29,944)	21,843	(35,406)
Cash and cash equivalents, beginning of period	112,703	90,860	126,266
Cash and cash equivalents, end of period	$82,759	$112,703	$90,860

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$3,619	$1,234	$3,322
Supplemental disclosures of non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$3,061	$787	$2,184
Liability accrued for dividends and dividend equivalents	$10,686	$10,416	$10,109

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (“MPS” or the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets integrated power semiconductor solutions and power delivery architectures. MPS's mission is to provide innovative power solutions in the consumer, computing and storage, industrial, automotive and communications markets.

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

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments consist of corporate debt securities and government agency bonds and treasuries, and the long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition.  The Company requires cash in advance for certain customers in addition to ongoing credit evaluations. The Company did not record any allowance for doubtful accounts as of December 31, 2017 and 2016.

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

Foreign Currency

In general, the functional currency of the Company’s international subsidiaries is the local currency. The primary subsidiaries are located in China and Taiwan, which utilize the Renminbi and the New Taiwan Dollar as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. In addition, the Company incurs foreign currency exchange gain or loss related to certain intercompany transactions between the U.S. and its foreign subsidiaries that are denominated in a currency other than the functional currency. In connection with the settlement and remeasurement of the balances, the Company recorded foreign currency exchange gain (loss) of $(0.6) million, $0.1 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were reported in interest and other income, net, in the Consolidated Statements of Operations.

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

As of December 31, 2017 and 2016, the fair value of the Company’s holdings in auction-rate securities was $5.3 million and $5.4 million, respectively, all of which was classified as long-term available-for-sale investments. The valuation of the auction-rate securities is subject to fluctuations in the future, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value.  The Company writes down excess and obsolete inventory based on its age and forecasted demand, which includes estimates taking into consideration the Company’s outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have estimated useful lives of 20 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease period.  Production equipment and software have estimated useful lives of three to seven years. Transportation equipment has estimated useful lives of 5 to 15 years. Furniture and fixtures have estimated useful lives of three to five years. Land is not depreciated.

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

Other Long-Term Assets

Other assets primarily consist of investments related to the employee deferred compensation plan, intangible assets for the land use rights in Chengdu, China, and certain prepaid expenses. The Company amortizes the land use rights over 50 years.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense in the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies and mutual funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies and at the fair value of the mutual funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund investments are included in interest and other income, net in the Consolidated Statements of Operations.  The following table summarizes the deferred compensation plan balances in the Consolidated Balance Sheets (in thousands):

	December 31,
	2017	2016
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$11,455	$8,180
Fair value of mutual funds	16,625	12,108
Total	$28,080	$20,288

Deferred compensation plan assets reported in:
Other long-term assets	$28,080	$20,288

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$356	$479
Other long-term liabilities	28,087	19,836
Total	$28,443	$20,315

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

Revenue Recognition

The Company’s revenue consists primarily of product sales of assembled and tested integrated circuits and dies in wafer form to the consumer, computing and storage, industrial, automotive and communications markets. The remaining revenue has not been significant historically and primarily includes royalties from licensing arrangements and revenue from wafer testing services for third parties.

The Company recognizes revenue based on the following four criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the fees charged for products delivered and the collectability of those fees. The application of these criteria has resulted in the Company generally recognizing revenue upon shipment or delivery (when title and risk of loss have transferred to customers), including to most of the distributors, original equipment manufacturers and electronic manufacturing service providers.

For each of the years ended December 31, 2017, 2016 and 2015, 88% of the Company’s sales, respectively, were made through distribution arrangements with third parties. The Company generally recognizes revenue upon shipment or delivery of products to the distributors based on the following considerations:

(1)

The price is fixed or determinable at the date of sale. The Company does not offer special payment terms (the Company’s normal payment terms are 30-45 days for its distributors) or price adjustments to distributors when the Company recognizes revenue upon shipment or delivery.

(2)	The distributors are obligated to pay the Company and this obligation is not contingent on the resale of the Company’s products.
(3)	The distributors’ obligation is unchanged in the event of theft or physical destruction or damage to the products.
(4)	The distributors has stand-alone economic substance apart from the Company’s relationship.
(5)	The Company does not have any obligations for future performance to directly bring about the resale of its products by the distributors.
(6)	The amount of future returns can be reasonably estimated.

Certain of the Company’s large distributors have contracts that included limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. The Company maintains a sales reserve for stock rotation rights, which is based on historical experience of actual stock rotation returns on a per-distributor basis and information related to products in the distribution channel. This reserve is recorded at the time of sale. As of December 31, 2017 and 2016, the reserve for stock rotation rights was $2.6 million and $1.9 million, respectively.

If the Company enters into arrangements with distributors that have price adjustment or other rights that are not fixed or determinable, the Company recognizes revenue under such arrangements only after the distributors have sold the products to end customers, at which time the price is no longer subject to adjustment and is fixed. Three of the Company’s U.S.-based distributors have such price adjustment rights and accordingly, the Company defers revenue recognition on these shipments until the products are sold to the end customers by the distributors. As of December 31, 2017 and 2016, the deferred revenue balance before the price adjustments from these distributors was $1.9 million and $3.7 million, and the deferred costs were $0.2 million and $0.3 million, respectively.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The primary effects of the new standard for the Company related to the timing of revenue recognition with the three U.S.-based distributors with price adjustment rights. See “Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2017” below for further discussion.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of restricted stock units (“RSUs”) with service conditions or performance conditions is based on the grant date share price. The fair value of RSUs with only market conditions, as well as RSUs containing both market and performance conditions, is estimated using a Monte Carlo simulation model.  The fair value of stock options, shares issued under the employee stock purchase plan and RSUs with a purchase price feature is estimated using the Black-Scholes model.

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to market or performance conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with only performance conditions, as well as awards containing both market and performance conditions, the Company recognizes compensation expense when it becomes probable that the performance criteria will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry forecasts, and internal factors, such as the Company’s business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied.

Prior to January 1, 2017, the Company recognized stock-based compensation expense less an estimate for forfeitures. Upon the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, the Company elected to account for forfeitures when they occur. See “Recently Adopted Accounting Pronouncement” below for further discussion.

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

On December 22, 2017, the tax legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which significantly changed U.S. corporate income tax law. The 2017 Tax Act made the following material changes: (1) reduction of the corporate income tax rate effective January 1, 2018; (2) replacement of the worldwide tax system with a territorial tax regime, with a one-time mandatory tax on previously deferred foreign earnings; (3) amendment on the deductibility of executive performance-based compensation, and (4) creation of new taxes on certain foreign-sourced earnings.

Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted. See Note 12 for further discussion.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common shares, and calculated using the treasury stock method. Contingently issuable shares, including equity awards with performance conditions or market conditions, are considered outstanding common shares and included in the basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in the diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.

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

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income (loss) presented in the Consolidated Balance Sheets primarily consists of unrealized gains or losses related to available-for-sale investments and foreign currency translation adjustments.

Recently Adopted Accounting Pronouncement

Stock-Based Compensation:

In  March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed how entities account for certain aspects of share-based payment awards, including the accounting for excess tax benefits and tax deficiencies, forfeitures, statutory tax withholding requirements, as well as classification of excess tax benefits in the statements of cash flows. The Company adopted the standard on January 1, 2017 and the primary impact of the adoption was as follows:

●

The Company elected to account for forfeitures of equity awards when they occur. The change was applied on a modified retrospective basis and the Company recorded a cumulative-effect adjustment of $5.1 million to retained earnings on  January 1, 2017, with a corresponding offset to additional paid-in capital.

●

Excess tax benefits are recognized in the income tax provision in the Consolidated Statements of Operations prospectively, rather than in additional paid-in capital in the Consolidated Balance Sheets. The Company applied the modified retrospective method and there was no net impact on retained earnings on January 1, 2017, as the increase in deferred tax assets related to previously unrecognized excess tax benefits was fully offset by a valuation allowance.

●	The Company is presenting excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2017

Revenue Recognition:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method and prior-period results will not be restated. In the first quarter of 2018, the Company will record approximately $0.8 million, before tax, to retained earnings related to the cumulative effect of adopting Topic 606, primarily due to the change in revenue recognition for its U.S.-based distributors as discussed below

Under Topic 606, the Company’s product sales consist of a single performance obligation that is satisfied at a point in time. The Company recognizes product revenue from distributors and other customers when the products are shipped or delivered to the customers (based on the terms of the firm purchase orders and sales agreements), primarily because (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customers have legal title to the products, and (d) the customers bear significant risks and rewards of ownership of the products.

The primary change for the Company under Topic 606 relates to the timing of revenue recognition with three U.S.-based distributors. Sales to these distributors are transacted under the terms of agreements providing price adjustment and other rights. Prior to the adoption of Topic 606, revenue and costs related to these sales were deferred until the Company received notification from the distributors that products have been sold to the end customers and the amount of price adjustments was fixed and finalized. As of December 31, 2017, the deferred revenue balance before the price adjustments was $1.9 million and the related deferred costs were $0.2 million. Upon adoption of Topic 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments, which are estimated and recorded at the time the promised goods are transferred to the customers. Accordingly, effective January 1, 2018, the Company recognizes revenue at the time of shipment or delivery to the distributors, adjusted for an estimate of the price adjustments based on management’s review of historical data and other information available at the time.

Revenue from other U.S. and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, was already recognized at the time of shipment or delivery to the distributors prior to the adoption of Topic 606 because these arrangements do not contain price adjustment rights. Accordingly, revenue recognition on arrangements with these distributors remains substantially unchanged upon adoption of Topic 606.

Other:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires entities to recognize a right-of-use asset and a lease liability on the balance sheets for substantially all leases with a lease term greater than 12 months, including leases currently accounted for as operating leases. In addition, the standard applies to leases embedded in service arrangements. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption on its annual goodwill impairment test.

2. ACQUISITION

On July 22, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Sensima Technology SA (“Sensima”) for total purchase consideration of $14.2 million, which consisted of a cash payment of $11.7 million and the fair value of contingent consideration of $2.5 million.

The contingent consideration arrangement required the Company to pay up to an additional $8.9 million to former Sensima shareholders if Sensima achieved a new product introduction as well as certain product revenue and direct margin targets in 2016. The fair value of the contingent consideration at the Acquisition Date was $2.5 million, which was estimated based on a probability-weighted analysis of possible future revenue outcomes. The fair value of the contingent consideration was initially recorded in other long-term liabilities in the Consolidated Balance Sheets and was remeasured at the end of each reporting period, with any changes in fair value recorded in operating expense in the Consolidated Statements of Operations. As part of the quarterly assessment in the fourth quarter of 2015, management reviewed the sales forecast for the products and determined that the projected product revenue in 2016 would likely not meet the minimum target required to earn the contingent consideration, primarily because the product adoption process by customers would take longer than the Company had originally anticipated. Accordingly, the fair value of the contingent consideration was deemed to be $0 as of December 31, 2015. The Company released the liability of $2.5 million and recorded the credit in selling, general and administrative expenses for the year ended December 31, 2015.

On December 31, 2016, at the conclusion of the performance period, management affirmed that no contingent consideration was earned as the actual product revenue in 2016 did not meet the minimum target.

3.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	December 31,
	2017	2016
Cash, cash equivalents and investments:
Cash	$75,125	$87,747
Money market funds	7,134	24,956
Corporate debt securities	203,807	109,644
U.S. treasuries and government agency bonds	13,024	45,877
Auction-rate securities backed by student-loan notes	5,256	5,354
Total	$304,346	$273,578

	December 31,
	2017	2016
Reported as:
Cash and cash equivalents	$82,759	$112,703
Short-term investments	216,331	155,521
Long-term investments	5,256	5,354
Total	$304,346	$273,578

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	December 31,
	2017	2016
Due in less than 1 year	$89,399	$47,568
Due in 1 - 5 years	126,932	107,953
Due in greater than 5 years	5,256	5,354
Total	$221,587	$160,875

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$7,134	$-	$-	$7,134	$-
Corporate debt securities	204,789	17	(999)	203,807	197,564
U.S. treasuries and government agency bonds	13,092	-	(68)	13,024	13,024
Auction-rate securities backed by student-loan notes	5,570	-	(314)	5,256	5,256
Total	$230,585	$17	$(1,381)	$229,221	$215,844

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$24,956	$-	$-	$24,956	$-
Corporate debt securities	110,429	65	(850)	109,644	91,938
U.S. treasuries and government agency bonds	45,899	-	(22)	45,877	39,275
Auction-rate securities backed by student-loan notes	5,570	-	(216)	5,354	5,354
Total	$186,854	$65	$(1,088)	$185,831	$136,567

There were no redemptions of auction-rate securities for the years ended December 31, 2017, 2016 and 2015. The underlying maturities of the outstanding auction-rate securities are up to 30 years. As of December 31, 2017 and 2016, the impairment of $0.3 million and $0.2 million, respectively, was determined to be temporary based on the following management assessment:

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

●	The majority of the securities remain AAA, AA+ or Aaa rated;
●	All scheduled interest payments have been made pursuant to the reset terms and conditions; and
●	All redemptions of these securities to date, representing 87% of the original portfolio, have been at par.

4. FAIR VALUE MEASUREMENT

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$7,134	$7,134	$-	$-
Corporate debt securities	203,807	-	203,807	-
U.S. treasuries and government agency bonds	13,024	-	13,024	-
Auction-rate securities backed by student-loan notes	5,256	-	-	5,256
Mutual funds under deferred compensation plan	16,625	16,625	-	-
Total	$245,846	$23,759	$216,831	$5,256

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$24,956	$24,956	$-	$-
Corporate debt securities	109,644	-	109,644	-
U.S. treasuries and government agency bonds	45,877	-	45,877	-
Auction-rate securities backed by student-loan notes	5,354	-	-	5,354
Mutual funds under deferred compensation plan	12,108	12,108	-	-
Total	$197,939	$37,064	$155,521	$5,354

_________________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●

Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.

●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2016	$5,361
Change in unrealized loss included in other comprehensive loss	(7)
Balance at December 31, 2016	5,354
Change in unrealized loss included in other comprehensive income	(98)
Balance at December 31, 2017	$5,256

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	December 31,
	2017			2016
Time-to-liquidity (years)	2	-	3		2
Discount rate	4.5%	-	9.6%	4.3%	-	9.3%

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$20,573	$14,599
Work in process	40,030	26,048
Finished goods	38,678	30,822
Total	$99,281	$71,469

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid wafer purchase	$6,217	$5,000
Other prepaid expense	2,742	2,249
Interest receivable	1,352	966
Value-added tax receivable	1,235	263
Other	1,216	565
Total	$12,762	$9,043

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2017	2016
Production equipment and software	$110,971	$95,565
Buildings and improvements	100,990	48,964
Transportation equipment	11,443	11,291
Land	16,883	8,285
Furniture and fixtures	3,641	3,518
Leasehold improvements	3,321	2,838
Property and equipment, gross	247,249	170,461
Less: accumulated depreciation and amortization	(102,613)	(85,290)
Total	$144,636	$85,171

Depreciation and amortization expense was $14.0 million, $12.6 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred compensation plan assets	$28,080	$20,288
Prepaid wafer purchase	-	5,000
Other prepaid expense	897	1,117
Other	1,091	1,006
Total	$30,068	$27,411

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Dividends and dividend equivalents	$9,248	$8,946
Customer prepayments	4,742	3,246
Income tax payable	2,861	1,239
Stock rotation reserve	2,647	1,937
Warranty	2,416	1,030
Deferred income	1,845	3,553
Sales rebate	1,036	441
Commissions	938	1,008
Other	1,774	1,516
Total	$27,507	$22,916

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred compensation plan liabilities	$28,087	$19,836
Dividend equivalents	4,881	3,294
Other	56	89
Total	$33,024	$23,219

6. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the goodwill balance for the years ended December 31, 2017 and 2016. The Company did not identify any goodwill impairment for the years ended December 31, 2017, 2016 and 2015.

Acquisition-related intangible assets consist of the following (in thousands):

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(704)	$314
Developed technologies	6,466	(5,829)	637
Total	$7,484	$(6,533)	$951

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(500)	$518
Developed technologies	6,466	(3,982)	2,484
Total	$7,484	$(4,482)	$3,002

Amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations and totaled $2.1 million, $2.1 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated future amortization expense as of December 31, 2017 is as follows (in thousands):

2018	$841
2019	110
Total	$951

7.  STOCK-BASED COMPENSATION

2004 Equity Incentive Plan (the “2004 Plan”)

The Board of Directors adopted the 2004 Plan in March 2004, and the stockholders approved it in November 2004. The 2004 Plan provided for annual increases in the number of shares available for issuance equal to the least of 5% of the outstanding shares of common stock on the first day of the year, 2.4 million shares, or a number of shares determined by the Board of Directors. The 2004 Plan expired on November 12, 2014, and equity awards can no longer be granted under the 2004 Plan. As of November 12, 2014, 2.9 million shares that were available for issuance expired under the 2004 Plan.

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of December 31, 2017, 3.2 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$1,654	$1,575	$1,166
Research and development	14,816	14,041	11,156
Selling, general and administrative	36,147	29,373	29,241
Total stock-based compensation expense	$52,617	$44,989	$41,563
Tax benefit related to stock-based compensation	$5,054	$-	$-

In the first quarter of 2016, the Company’s then Chief Financial Officer retired. As the service or performance conditions for her outstanding restricted stock units (“RSUs”) had not been satisfied at the time of her departure, the Company reversed previously accrued stock-based compensation expenses of $2.9 million associated with the unvested RSUs and this credit was reflected in selling, general and administrative expenses for the year ended December 31, 2016.

RSUs

The Company’s RSUs include time-based RSUs, RSUs with only performance conditions (“PSUs”), RSUs with both market and performance conditions (“MPSUs”), and RSUs with only market conditions (“MSUs”). Vesting of all awards requires continued service for the Company. In addition, vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals. A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	589	$28.48	1,659	$28.11	1,800	$23.57	4,048	$26.14
Granted	271	$49.82	927 (1)	$47.61	-	$-	1,198	$48.11
Released	(319)	$26.56	(629)	$23.40	-	$-	(948)	$24.47
Forfeited	(42)	$35.60	(24)	$28.68	-	$-	(66)	$33.06
Outstanding at December 31, 2015	499	$40.75	1,933	$38.99	1,800	$23.57	4,232	$32.64
Granted	133	$63.00	1,216 (1)	$41.12	-	$-	1,349	$43.28
Released	(239)	$36.43	(736)	$29.71	-	$-	(975)	$31.36
Forfeited	(27)	$45.35	(129)	$36.82	(180)	$23.57	(336)	$30.38
Outstanding at December 31, 2016	366	$51.35	2,284	$43.24	1,620	$23.57	4,270	$36.47
Granted	81	$94.25	585 (1)	$62.72	-	$-	666	$66.56
Released	(175)	$48.35	(597)	$41.94	-	$-	(772)	$43.39
Forfeited	(14)	$61.80	(6)	$49.82	-	$-	(20)	$58.46
Outstanding at December 31, 2017	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91

_________________

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to RSUs released was $74.0 million, $62.9 million and $49.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total intrinsic value of all outstanding RSUs was $430.6 million, based on the closing stock price of $112.36. As of December 31, 2017, unamortized compensation expense related to all outstanding RSUs was $75.9 million with a weighted-average remaining recognition period of approximately three years.

Time-Based RSUs:

For the years ended December 31, 2017, 2016 and 2015, the Compensation Committee of the Board of Directors (the "Compensation Committee") granted 81,000, 133,000 and 271,000 RSUs, respectively, with time-based vesting conditions to employees and non-employee directors. The RSUs generally vest over three to four years for employees and one year for directors, subject to continued service with the Company.

2017 PSUs:

In February 2017, the Compensation Committee granted 200,000 PSUs to the executive officers, which represent a target number of shares to be awarded based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2017 Executive PSUs. 50% of the 2017 Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2017 Executive PSUs will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Executive PSUs is $36.3 million.

In February 2017, the Compensation Committee granted 48,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2018 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2017 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2017 Non-Executive PSUs will vest in the first quarter of 2019 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2017 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2017 Non-Executive PSUs, excluding cancelled shares, is $7.1 million.

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

2016 PSUs:

In February 2016, the Compensation Committee granted 285,000 PSUs to the executive officers, which represented a target number of shares to be awarded based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2016 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2016 Executive PSUs. 50% of the 2016 Executive PSUs would vest in the first quarter of 2018 if the pre-determined performance goals were met during the performance period and approved by the Compensation Committee. The remaining 2016 Executive PSUs would vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. In July 2016, the Compensation Committee granted 12,000 2016 Executive PSUs to the Company’s new Chief Financial Officer.

In February 2018, the Compensation Committee approved the revenue achievement for the 2016 Executive PSUs and a total of 651,000 shares were earned by the executive officers. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2016 Executive PSUs, excluding cancelled shares, is $26.1 million.

In February 2016, the Compensation Committee granted 64,000 PSUs to certain non-executive employees, which represented a target number of shares to be awarded based on the Company’s 2017 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2016 and 2017) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2016 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2016 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2016 Non-Executive PSUs would vest in the first quarter of 2018 if the pre-determined performance goals were met during the performance period and approved by the Compensation Committee. The remaining 2016 Non-Executive PSUs would vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company.

In February 2018, the Compensation Committee approved the revenue achievement for the 2016 Non-Executive PSUs and a total of 128,000 shares were earned by the employees. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2016 Non-Executive PSUs, excluding cancelled shares, is $5.1 million.

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

2015 PSUs:

In February 2015, the Compensation Committee granted 172,000 PSUs to the executive officers, which represented a target number of shares to be awarded based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2015 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2015 Executive PSUs. In February 2017, the Compensation Committee approved the revenue achievement for the 2015 Executive PSUs and a total of 432,000 shares were earned by the executive officers. 50% of the 2015 Executive PSUs vested in the first quarter of 2017. The remaining 2015 Executive PSUs vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2015 Executive PSUs, excluding cancelled shares, is $21.0 million.

In February 2015, the Compensation Committee granted 58,000 PSUs to certain non-executive employees, which represented a target number of shares to be awarded based on the Company’s 2016 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2015 and 2016) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2015 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2015 Non-Executive PSUs, depending on the job classification of the employee. In February 2017, the Compensation Committee approved the revenue achievement for the 2015 Non-Executive PSUs and a total of 118,000 shares were earned by the non-executive employees. 50% of the 2015 Non-Executive PSUs vested in the first quarter of 2017. The remaining 2015 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2015 Non-Executive PSUs, excluding cancelled shares, is $5.7 million.

2015 MPSUs:

On December 31, 2015, the Compensation Committee granted 86,000 MPSUs to the executive officers and 41,000 MPSUs to certain non-executive employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from January 1, 2016 to December 31, 2019. As of September 30, 2017, all five price targets for the first tranche have been achieved and approved by the Compensation Committee.

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the performance period for that tranche, or (2) the closing stock price immediately before the start of the performance period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. As of December 31, 2017, all five price targets for the second tranche have been achieved and approved by the Compensation Committee. The stock price targets for the third tranche range from $120.80 to $135.48 with a performance period from January 1, 2018 to December 31, 2019. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

In addition, each of the second, third and fourth tranches requires the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions for certain power products.
2.	Successful implementation, and adoption by a key customer, of an integrated, software-based field-oriented control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

As of December 31, 2017, none of the operating metrics have been achieved.

Subject to the employees’ continued employment with the Company, the 2015 MPSUs will fully vest on January 1, 2020 if the pre-determined individual market and performance goals in each tranche are met during the performance periods and approved by the Compensation Committee. In addition, the 2015 MPSUs contain sales restrictions on the vested shares by employees for up to two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. Assuming the achievement of all of the required market and performance goals, the total stock-based compensation cost for the 2015 MPSUs, excluding cancelled shares, is $24.6 million ($8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche).

For the first tranche, stock-based compensation expense is being recognized over the requisite service period. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved during the performance periods in each reporting period. As of December 31, 2017, based on management’s quarterly assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

2014 PSUs:

In February 2014, the Compensation Committee granted 252,000 PSUs to the executive officers, which represented a target number of shares to be awarded based on the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2014 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2014 Executive PSUs. In February 2016, the Compensation Committee approved the revenue achievement for the 2014 Executive PSUs and a total of 694,000 shares were earned by the executive officers. 50% of the 2014 Executive PSUs vested in the first quarter of 2016. The remaining 2014 Executive PSUs vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Executive PSUs, excluding cancelled shares, is $20.7 million.

In April 2014, the Compensation Committee granted 61,000 PSUs to certain non-executive employees, which represented a target number of shares to be awarded based on the Company’s 2015 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2014 and 2015) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2014 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2014 Non-Executive PSUs, depending on the job classification of the employee. In February 2016, the Compensation Committee approved the revenue achievement for the 2014 Non-Executive PSUs and a total of 103,000 shares were earned by the non-executive employees. 50% of the 2014 Non-Executive PSUs vested in the second quarter of 2016. The remaining 2014 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2014 Non-Executive PSUs, excluding cancelled shares, is $3.7 million.

In connection with the acquisition of Sensima in July 2014, the Compensation Committee granted $2.0 million of PSUs (or 47,000 shares) to key Sensima employees who became employees of the Company, with the right to earn up to four equal tranches totaling $8.0 million based on the achievement of certain cumulative Sensima product revenue targets during the performance period from the acquisition date to July 2019. 50% of the awards subject to each revenue goal will vest immediately when the revenue goal is met during the performance period and approved by the Compensation Committee. The remaining shares will vest over the following two years. The vesting is subject to the employees’ continued employment with the Company. These equity awards are considered arrangements for post-acquisition services and the compensation cost for the four tranches is recognized over the requisite service period if it is probable that the performance goals will be met.  As of December 31, 2017, stock-based compensation expense of $2.0 million for the first tranche was being recognized over the requisite service period. Stock-based compensation expense for the other tranches was not being recognized as their achievement was deemed not probable as of December 31, 2017.

2013 PSUs:

In February 2013, the Compensation Committee granted 220,000 PSUs to the executive officers, which represented a target number of shares to be awarded upon achievement of certain pre-determined revenue targets in 2014 (“2013 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2013 Executive PSUs. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Executive PSUs and a total of 622,000 shares were earned by the executive officers. 50% of the 2013 Executive PSUs vested in the first quarter of 2015 and the remaining shares vested over the following two years on a quarterly basis. Vesting was subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Executive PSUs, excluding cancelled shares, was $15.0 million.

In February 2013, the Compensation Committee granted 91,000 PSUs to certain non-executive employees, which represented a target number of shares to be awarded upon achievement of certain pre-determined revenue targets for the Company as a whole, certain regions or product-line divisions in 2014 (“2013 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of 2013 Non-Executive PSUs, depending on the job classification of the employee. In February 2015, the Compensation Committee approved the revenue achievement for the 2013 Non-Executive PSUs and a total of 154,000 shares were earned by the non-executive employees. 50% of the 2013 Non-Executive PSUs vested in the first quarter of 2015 and the remaining shares vested over the following two years on an annual or quarterly basis. Vesting was subject to the employees’ continued employment with the Company. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2013 Non-Executive PSUs, excluding cancelled shares, was $3.0 million.

2013 MSUs:

In December 2013, the Compensation Committee granted 276,000 MSUs to the executive officers and 84,000 MSUs to certain non-executive employees, which represented a target number of shares that would be awarded upon achievement of five stock price targets ranging from $40.00 to $56.00 during a five-year performance period from January 1, 2014 to December 31, 2018 (“2013 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2013 MSUs. As of December 31, 2015, all five stock price targets have been achieved and approved by the Compensation Committee, and the employees earned a total of 1.8 million shares. The 2013 MSUs will vest quarterly from January 1, 2019 to December 31, 2023. Vesting is subject to the employees’ continued employment with the Company.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7% and risk-free interest rate of 1.6%.  The total stock-based compensation cost for the 2013 MSUs, excluding cancelled shares, is $38.2 million.

Stock Options

No stock options were granted for the years ended December 31, 2017, 2016 and 2015. A summary of stock option activity is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	590	$15.80	1.2	$20,039
Exercised	(498)	$15.55
Forfeited and expired	(2)	$6.10
Outstanding at December 31, 2015	90	$17.50	1.3	$4,134
Exercised	(76)	$17.80
Outstanding at December 31, 2016	14	$15.88	1.0	$921
Exercised	(9)	$16.79
Outstanding at December 31, 2017	5	$13.89	0.4	$465
Exercisable at December 31, 2017	5	$13.89	0.4	$465

Total intrinsic value of options exercised was $0.7 million, $3.7 million and $18.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Proceeds from stock option exercises were $0.1 million, $1.3 million and $7.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was no unamortized compensation expense.

2004 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations.  The ESPP provides for an annual increase by an amount equal to the least of 1.0 million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors.  As of December 31, 2017, 4.6 million shares were available for future issuance. The ESPP will expire in November 2024.

For the years ended December 31, 2017, 2016 and 2015, 40,000, 53,000 and 56,000 shares, respectively, were issued under the ESPP. The intrinsic value of the shares issued was $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The unamortized expense as of December 31, 2017 was $92,000, which will be recognized through the first quarter of 2018. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	0.5	0.5	0.5
Expected volatility	23.5%	28.6%	30.3%
Risk-free interest rate	0.9%	0.4%	0.2%
Dividend yield	0.9%	1.2%	1.4%

Cash proceeds from the shares issued under the ESPP were $2.7 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. STOCK REPURCHASE PROGRAMS

In July 2013, the Board of Directors approved a stock repurchase program (the “2013 Program”) that authorized the Company to repurchase up to $100 million in the aggregate of its common stock through June 30, 2015. In April 2015, the Board of Directors approved an extension of the 2013 Program through December 31, 2015. The 2013 Program expired on December 31, 2015 with a remaining unused balance of $5.9 million. Shares were retired upon repurchase under the 2013 Program.

In February 2016, the Board of Directors approved a stock repurchase program (the “2016 Program”) that authorized the Company to repurchase up to $50 million in the aggregate of its common stock through December 31, 2016. In December 2016, the Board of Directors approved an extension of the 2016 Program through December 31, 2017. The 2016 Program expired on December 31, 2017 with a remaining unused balance of $50 million.

For the year ended December 31, 2015, the Company repurchased a total of 0.6 million shares for $32.3 million, at an average price of $50.05 per share under the 2013 Program.  No shares were repurchased for the years ended December 31, 2017 and 2016.

9. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

In June 2014, the Board of Directors approved a dividend program pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Year Ended December 31,
	2017	2016	2015
Dividend declared per share	$0.80	$0.80	$0.80
Total amount	$33,145	$32,434	$31,618

As of December 31, 2017 and 2016, accrued dividends totaled $8.3 million and $8.2 million, respectively.

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

The Company anticipates that cash used for future dividend payments will come from its current domestic cash and cash generated from ongoing U.S. operations. In addition, the Company currently plans to repatriate cash from its Bermuda subsidiary to fund future dividends and continue to indefinitely reinvest its earnings from other foreign subsidiaries. See Note 12 for further discussion.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of December 31, 2017 and 2016, accrued dividend equivalents totaled $5.8 million and $4.1 million, respectively.

10. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income	$5,353	$2,488	$1,608
Amortization of premium on available-for-sale investments	(1,976)	(1,019)	(463)
Gain (loss) on deferred compensation plan investments	2,531	1,257	(375)
Foreign currency exchange gain (loss)	(550)	65	608
Other	162	26	43
Total	$5,520	$2,817	$1,421

11.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$65,203	$52,720	$35,172

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	41,350	40,436	39,470
Effect of dilutive securities	2,228	1,479	1,399
Weighted-average outstanding shares used to compute diluted net income per share	43,578	41,915	40,869

Net income per share:
Basic	$1.58	$1.30	$0.89
Diluted	$1.50	$1.26	$0.86

Anti-dilutive common stock equivalents were not material in any of the periods presented.

 12.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(19,115)	$(14,431)	$(247)
Foreign	102,059	71,695	42,738
Total income before income taxes	$82,944	$57,264	$42,491

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$31,025	$2,527	$6,042
State	2	-	2
Foreign	1,967	2,013	1,213
Deferred:
Federal	(15,426)	-	-
Foreign	173	4	62
Total income tax provision	$17,741	$4,544	$7,319

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory federal tax rate	35.0%	34.0%	34.0%
Settlement with tax authorities	-	-	6.2
Foreign income at lower rates	(41.2)	(41.1)	(43.1)
Impact of the 2017 Tax Act:
One-time deemed repatriation transition tax	50.5	-	-
Remeasurement of deferred taxes	11.8	-	-
Changes in valuation allowance	(36.2)	11.0	17.6
Stock-based compensation	2.2	2.2	-
Other adjustments	(0.7)	1.8	2.5
Effective tax rate	21.4%	7.9%	17.2%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
R&D tax credits	$10,331	$9,817
Stock-based compensation	9,157	7,283
Deferred compensation	5,505	6,752
Depreciation and amortization	191	161
Net operating losses	1,377	-
Other expenses not currently deductible	1,924	3,974
Total deferred tax assets	28,485	27,987
Valuation allowance	(12,568)	(27,354)
Net deferred tax assets	$15,917	$633

2017 U.S. Tax Reform

Under Accounting Standards Codification (“ASC”) 740, Income Taxes, the effects of a new legislation are recognized upon enactment. Accordingly, the Company was required to recognize the tax effects of the 2017 Tax Act beginning in the fourth quarter of 2017.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addresses the application of ASC 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, for matters that have not been completed, the Company would recognize provisional amounts to the extent that they are reasonably estimable. If a reasonable estimate cannot be determined, the Company would not be required to report provisional amounts and would continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the 2017 Tax Act and recorded certain provisional amounts, as discussed below, based on reasonable estimates for the year ended December 31, 2017. The provisional amounts are subject to revisions, possibly materially, as the Company performs further analysis of the 2017 Tax Act, collects and prepares necessary financial data, continues to assess its tax positions, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Any subsequent adjustment to these amounts will be recorded to the income tax provision in the period when the analysis is complete. The Company expects to complete the analysis within the one-year measurement period ending December 21, 2018, pursuant to SAB 118.

Corporate Tax Rate and Remeasurement of Deferred Taxes:

The 2017 Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. Because ASC 740 requires the effect of a change in tax laws to be recognized as of the date of enactment, the Company remeasured its deferred tax balance as of December 22, 2017 and recorded a provisional amount of $9.8 million to the income tax provision as a result of the remeasurement for the year ended December 31, 2017.

Deemed Repatriation Transition Tax:

The 2017 Tax Act mandates a one-time deemed repatriation transition tax of post-1986 undistributed foreign earnings and profits (“E&P”) on which U.S. income taxes were previously deferred. The rate applied varies depending on whether the E&P is held in liquid or non-liquid assets. A proportional deduction on the deemed repatriation results in a transition tax of 15.5% for cash and liquid assets and 8% for non-liquid assets. The transition tax is assessed regardless of whether the Company repatriates the earnings. The transition tax is determined on the greater of E&P as of two measurement dates ( November 2, 2017 or December 31, 2017). The amount of cash and liquid assets is determined based on the greater of the amounts calculated using two alternative measurement periods.

For the year ended December 31, 2017, the Company recorded a provisional amount of $41.9 million related to the transition tax expense. After the utilization of R&D tax credits of $18.0 million, the transition tax payable is $23.9 million. As permitted by the 2017 Tax Act, the Company has elected to pay the transition tax in installments over eight years. As a result, $1.9 million was recorded in current accrued liabilities and $22.0 million was recorded in long-term income tax liabilities as of December 31, 2017.

Undistributed Earnings of Subsidiaries:

The Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the transition tax, the Company had an excess of the amount for financial reporting over the tax basis in its foreign subsidiaries including undistributed foreign earnings of $390.2 million. While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in its foreign subsidiaries and subjected a provisional amount of $119.7 million of undistributed foreign earnings to tax, an actual repatriation from its non-U.S. subsidiaries could be subject to additional foreign withholding taxes and U.S. state taxes.

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from its Bermuda subsidiary on an ongoing basis to fund its future U.S. based expenditures and dividends. For the other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund foreign operations and their research and development. For those undistributed foreign earnings from which the Company was not able to make a reasonable estimate of the tax effects of such repatriation, the Company has not recorded any deferred taxes or accrued for any withholding taxes or state taxes as of December 31, 2017. The Company will record the tax effects of any change in its prior assertion with respect to those undistributed foreign earnings in the period that it is first able to make a reasonable estimate, no later than the end of the measurement period under SAB 118.

Global Intangible Low-Taxed Income:

The 2017 Tax Act subjects a U.S. parent shareholder to taxation of its global intangible low-taxed income (“GILTI”), effective January 1, 2018. The GILTI inclusions will impact companies that have foreign earnings generated without a large aggregate foreign fixed asset base and whose earnings are being taxed at a low tax rate. GILTI is calculated based on foreign income in excess of a deemed return on tangible assets of foreign corporations. The income inclusion under GILTI is eligible for a deduction that is intended to lower the effective tax rate to 10.5% for taxable years 2018 to 2025, and rise to 13.125% for taxable years after 2025. The enactment of the GILTI tax will result in additional Subpart F income recognition for the Company in 2018 and onwards.

Executive Compensation Deductions:

The 2017 Tax Act retains the $1 million limitation on deductible compensation to covered employees, which include the Chief Executive Officer and four other highest paid officers, under IRC Section 162(m). However, it eliminates the exception for performance-based cash or stock compensation and expands the definition of covered employees to include the Chief Financial Officer. Accordingly, beginning January 1, 2018, the deductible compensation to covered employees will generally be subject to the $1 million limitation.

Release of Valuation Allowance

Management periodically evaluates the realizability of the Company’s deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company maintained a full valuation allowance on its U.S. deferred tax assets as of the third quarter of 2017.  In the fourth quarter of 2017, the Company assessed the realizability of the deferred tax assets and concluded that it was more likely than not that its federal deferred tax assets would be realizable, due principally to the enactment of the 2017 Tax Act.

In accordance with ASC 740, management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax asset was needed. The Company’s conclusion was primarily driven by the following positive evidence:

●	The Company forecasts taxable income in the U.S. in future periods. The enactment of GILTI will result in additional Subpart F income each year.
●	Executive performance-based equity awards are now subject to the Section 162(m) deduction limitation.
●	The Company has a history of utilizing all federal tax attributes before expiration.

As a result, the Company released $21.6 million of valuation allowance on federal deferred tax assets, which was recorded as a benefit in the income tax provision in the fourth quarter of 2017. The Company continues to maintain a full valuation allowance on the deferred tax assets in California, primarily due to a low apportionment factor and the amount of R&D tax credits generated is greater than the amount utilized.

Other Income Tax Provision Matters

As of December 31, 2017, the Company did not have federal net operating loss carryforwards. As of December 31, 2017, the state net operating loss carryforwards for income tax purposes were $19.7 million, which will expire beginning in 2028.

As of December 31, 2017, the Company had R&D tax credit carryforwards of $0.8 million for federal income tax purposes, which will begin to expire in 2037, and $21.0 million for state income tax purposes, which can be carried forward indefinitely.

Upon adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, all excess tax benefits and deficiencies related to equity awards are recognized in the income tax provision in the Consolidated Statements of Operations prospectively, rather than in additional paid-in-capital in the Consolidated Balance Sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. The Company applied the modified retrospective method and there was no net adjustment to retained earnings as of January 1, 2017, as the deferred tax assets related to the previously unrecognized excess tax benefits were fully offset by a valuation allowance. The Company expects increased volatility to the income tax provision in future periods dependent upon, among other variables, the price of its common stock and the timing and volume of equity award vesting.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations.  The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of December 31, 2017. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

At December 31, 2017, the Company had $16.3 million of unrecognized tax benefits, $9.1 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2016, the Company had $14.4 million of unrecognized tax benefits, $3.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2015	$16,406
Increase for tax position of current year	1,964
Decrease related to settlement with tax authorities	(4,162)
Decrease due to lapse of statute of limitation	(669)
Decrease for tax position of prior year	(1,446)
Balance as of December 31, 2015	12,093
Increase for tax position of prior year	243
Increase for tax position of current year	2,095
Balance as of December 31, 2016	14,431
Increase for tax position of prior year	169
Increase for tax position of current year	2,360
Decrease due to lapse of statute of limitation	(688)
Balance as of December 31, 2017	$16,272

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2017 and 2016, the Company has $0.5 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

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

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China for performing research and development activities through 2020 and 2019, respectively. In addition, the Company currently has a tax holiday in Switzerland, which allows for tax-free operations through 2018.  The tax holiday and tax incentives had an insignificant impact on earnings per share for the periods presented.

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

For the second quarter of 2015, the Company's income tax provision included a one-time net charge of $2.7 million reflecting the taxes and interest, partially offset by the reversal of previously accrued tax liabilities and valuation allowances. Of the $2.7 million charge, $1.6 million was related to taxes and $1.1 million was related to interest.

13.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2017, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

2018	$1,210
2019	636
2020	193
2021	55
2022	51
Total	$2,145

The Company leases warehouse space, sales and marketing, and research and development offices in China, India, Japan, Korea, the United States and Europe. Certain of the Company’s facility leases provide for periodic rent increases. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.7 million and $1.8 million, respectively.

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$1,030	$289	$240
Warranty provision for product sales	1,912	1,102	333
Settlements made	(40)	(68)	(158)
Unused warranty provision	(486)	(293)	(126)
Balance at end of period	$2,416	$1,030	$289

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

14.  LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its shareholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of December 31, 2017, there were no material pending legal proceedings to which the Company was a party.

15.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2017, 2016 and 2015.

16.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes those customers with sales equal to or greater than 10% of the Company's total revenue or with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
Customer	2017	2016	2015	2017	2016
A (distributor)	17%	22%	24%	16%	19%
B (distributor)	*	*	*	*	17%
C (distributor)	10%	*	*	*	*
D (value-added reseller)	*	*	*	15%	*

________

* Represents less than 10%.

The Company’s agreements with these third-party distributors and value-added reseller were made in the ordinary course of business and may be terminated with or without cause by these customers with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of these customers was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the customer.

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

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2017	2016	2015
China	$257,787	$245,169	$213,119
Taiwan	83,357	45,414	41,521
Europe	38,140	27,554	22,603
Korea	34,155	27,710	20,519
Southeast Asia	25,755	19,645	18,592
Japan	20,187	14,318	9,727
United States	11,113	8,567	6,732
Other	435	288	254
Total	$470,929	$388,665	$333,067

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2017	2016	2015
DC to DC	$431,861	$350,930	$299,726
Lighting Control	39,068	37,735	33,341
Total	$470,929	$388,665	$333,067

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2017	2016	2015
China	$89,472	$45,728	$40,738
United States	65,618	50,242	40,405
Taiwan	17,238	8,919	126
Bermuda	7,522	9,573	11,624
Other	388	571	431
Total	$180,238	$115,033	$93,324

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$(375)	$1,841	$1,466
Other comprehensive loss before reclassifications	(623)	(5,033)	(5,656)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	-	(25)
Net current period other comprehensive loss	(648)	(5,033)	(5,681)
Balance as of December 31, 2016	(1,023)	(3,192)	(4,215)
Other comprehensive income (loss) before reclassifications	(343)	6,369	6,026
Amounts reclassified from accumulated other comprehensive income (loss)	2	-	2
Net current period other comprehensive income (loss)	(341)	6,369	6,028
Balance as of December 31, 2017	$(1,364)	$3,177	$1,813

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in interest and other income, net, in the Consolidated Statements of Operations.

19. SUBSEQUENT EVENT

In February 2018, the Company’s Board of Directors approved an increase in its quarterly cash dividend from $0.20 per share to $0.30 per share, effective for the first quarter of 2018.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share amounts)
Revenue	$129,430	$128,939	$112,198	$100,362
Cost of revenue	58,269	58,083	50,773	45,520
Gross profit	71,161	70,856	61,425	54,842
Operating expenses:
Research and development	21,730	21,442	20,292	18,894
Selling, general and administrative	24,038	25,255	25,873	22,092
Litigation expense, net	340	327	290	286
Total operating expenses	46,108	47,024	46,455	41,272
Income from operations	25,053	23,832	14,970	13,570
Interest and other income, net	1,647	1,255	1,237	1,381
Income before income taxes	26,700	25,087	16,207	14,951
Income tax provision	14,629	1,445	1,193	474
Net income	$12,071	$23,642	$15,014	$14,477

Net income per share:
Basic	$0.29	$0.57	$0.36	$0.35
Diluted	$0.27	$0.54	$0.35	$0.33
Weighted-average shares outstanding:
Basic	41,574	41,458	41,323	41,047
Diluted	44,610	43,486	43,397	43,268

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
Revenue	$103,618	$106,456	$94,079	$84,512
Cost of revenue	47,107	48,531	43,153	39,002
Gross profit	56,511	57,925	50,926	45,510
Operating expenses:
Research and development	17,974	20,472	17,876	17,321
Selling, general and administrative	21,316	22,397	21,531	17,768
Litigation expense (benefit), net	(321)	55	(8)	45
Total operating expenses	38,969	42,924	39,399	35,134
Income from operations	17,542	15,001	11,527	10,376
Interest and other income, net	897	780	597	543
Income before income taxes	18,439	15,781	12,124	10,919
Income tax provision	1,866	1,408	926	344
Net income	$16,573	$14,373	$11,198	$10,575

Net income per share:
Basic	$0.41	$0.35	$0.28	$0.26
Diluted	$0.39	$0.34	$0.27	$0.25
Weighted-average shares outstanding:
Basic	40,739	40,590	40,387	40,028
Diluted	42,404	41,895	41,716	41,646

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monolithic Power Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2018

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive Officer Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2018 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2018 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+ (3)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+ (4)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+ (5)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+ (6)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+ (7)	Employment Agreement with Jim Moyer.

10.6+(8)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.7+(9)	Letter Agreement with Victor Lee.

10.8+(10)	Letter Agreement with Karen A. Smith Bogart.

10.9+(11)	Letter Agreement with Jeff Zhou.

10.10+(12)	Employment Agreement with Meera P. Rao and Saria Tseng and Amendment thereof.

10.11+(13)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.12+(14)	Letter Agreement with Eugen Elmiger.

10.13+(15)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.14+(16)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.15+(17)	Employment Agreement with Bernie Blegen.
21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(4)

Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.

(5)

Incorporated by reference to Exhibit 10.7 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(6)

Incorporated by reference to Exhibit 10.8 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(7)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(8)

Incorporated by reference to Exhibit 10.10 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.4 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(10)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 25, 2007.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(12)	Incorporated by reference to Exhibit 10.33 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 4, 2011.
(13)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(14)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No), filed with the Securities and Exchange Commission on March 10, 2014.
(15)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No.), filed with the Securities and Exchange Commission on November 3, 2014.
(16)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No.), filed with the Securities and Exchange Commission on November 3, 2014.
(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 1, 2018	By:	/s/ Michael Hsing
Michael Hsing
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Hsing and T. Bernie Blegen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2018 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)
Michael Hsing

/s/ T. Bernie Blegen	Chief Financial Officer (Principal Financial and Accounting Officer)
T. Bernie Blegen

/s/ HERBERT CHANG	Director
Herbert Chang

/s/ EUGEN ELMIGER	Director
Eugen Elmiger

/s/ VICTOR K. LEE	Director
Victor K. Lee

/s/ JAMES C. MOYER	Director
James C. Moyer

/s/ JEFF ZHOU	Director
Jeff Zhou