Form 10-Q
period 2018-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2018-05-08
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 42,187,416 shares of the registrant’s common stock issued and outstanding as of May 3, 2018.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$76,016	$82,759
Short-term investments	231,243	216,331
Accounts receivable	48,241	38,037
Inventories	111,897	99,281
Other current assets	16,707	12,762
Total current assets	484,104	449,170
Property and equipment, net	153,770	144,636
Long-term investments	5,250	5,256
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	701	951
Deferred tax assets, net	15,840	15,917
Other long-term assets	31,531	30,068
Total assets	$697,767	$652,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,511	$22,813
Accrued compensation and related benefits	13,060	15,597
Accrued liabilities	32,730	27,507
Total current liabilities	73,301	65,917
Income tax liabilities	31,900	31,621
Other long-term liabilities	34,260	33,024
Total liabilities	139,461	130,562
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 42,145 and 41,614 as of March 31, 2018 and December 31, 2017, respectively	401,007	376,586
Retained earnings	152,257	143,608
Accumulated other comprehensive income	5,042	1,813
Total stockholders’ equity	558,306	522,007
Total liabilities and stockholders’ equity	$697,767	$652,569

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$129,150	$100,362
Cost of revenue	57,655	45,520
Gross profit	71,495	54,842
Operating expenses:
Research and development	21,609	18,894
Selling, general and administrative	27,318	22,092
Litigation expense	531	286
Total operating expenses	49,458	41,272
Income from operations	22,037	13,570
Interest and other income, net	440	1,381
Income before income taxes	22,477	14,951
Income tax provision	621	474
Net income	$21,856	$14,477

Net income per share:
Basic	$0.52	$0.35
Diluted	$0.49	$0.33
Weighted-average shares outstanding:
Basic	41,922	41,047
Diluted	44,282	43,268

Cash dividends declared per common share	$0.30	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$21,856	$14,477
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2018 and 2017	4,389	1,306
Change in unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2018 and 2017	(1,160)	202
Total other comprehensive income, net of tax	3,229	1,508
Comprehensive income	$25,085	$15,985

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$21,856	$14,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,755	4,044
Gain on sales of property and equipment	-	(3)
Amortization of premium on available-for-sale investments	435	507
(Gain) loss on deferred compensation plan investments	66	(733)
Stock-based compensation expense	15,030	11,662
Changes in operating assets and liabilities:
Accounts receivable	(11,103)	(3,865)
Inventories	(12,590)	(7,057)
Other assets	(3,954)	(1,465)
Accounts payable	3,856	4,927
Accrued compensation and related benefits	(2,821)	(2,251)
Accrued liabilities	4,998	2,402
Income tax liabilities	(2,236)	(753)
Net cash provided by operating activities	16,292	21,892
Cash flows from investing activities:
Property and equipment purchases	(7,400)	(3,424)
Proceeds from sales of property and equipment	-	3
Purchases of short-term investments	(47,565)	(71,989)
Proceeds from maturities and sales of short-term investments	31,063	25,400
Contributions to deferred compensation plan, net	(1,300)	(1,233)
Net cash used in investing activities	(25,202)	(51,243)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	-	(250)
Proceeds from exercise of stock options	16	61
Proceeds from release of restricted stock units	7,793	-
Proceeds from shares issued under the employee stock purchase plan	1,563	1,382
Dividends and dividend equivalents paid	(8,339)	(8,179)
Net cash provided by (used in) financing activities	1,033	(6,986)
Effect of change in exchange rates	1,137	460
Net decrease in cash, cash equivalents and restricted cash	(6,740)	(35,877)
Cash, cash equivalents and restricted cash, beginning of period	82,874	112,813
Cash, cash equivalents and restricted cash, end of period	$76,134	$76,936

Supplemental disclosures:
Cash paid for taxes and interest	$3,374	$1,220
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,491	$1,208
Liability accrued for dividends and dividend equivalents	$13,603	$8,902

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future periods.

Summary of Significant Accounting Policies

Except for the changes related to revenue recognition discussed in “Recently Adopted Accounting Pronouncements” and in Note 2 below, there have been no other changes to the Company’s significant accounting policies during the three months ended March 31, 2018 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition.

The Company recorded a net increase to the opening balance of retained earnings of $0.4 million, net of tax, as of January 1, 2018 due to the cumulative effect of initially applying Topic 606, primarily related to the change in revenue recognition for three U.S.-based distributors. Sales to these distributors are transacted under the terms of agreements providing price adjustment rights. Prior to the adoption of Topic 606, revenue and costs related to these sales were deferred until the Company received notification from the distributors that the products had been sold to the end customers and the amount of price adjustments was fixed and finalized. Upon adoption of Topic 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments, which are estimated and recorded at the time the promised goods are transferred to the distributors. Accordingly, effective January 1, 2018, the Company recognizes revenue at the time of shipment to the distributors, adjusted for an estimate of the price adjustments based on management’s review of historical data and other information available at the time. See Note 2 for further discussion.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. The Company adopted the standard on January 1, 2018 and applied the guidance retrospectively to all periods presented. See Note 9 for further discussion.

Recent Accounting Pronouncements Not Yet Adopted as of March 31, 2018

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and is effective for annual reporting periods beginning after  December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption on its annual goodwill impairment test.

2. REVENUE RECOGNITION

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by end market (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	% of Revenue	2017 (1)	% of Revenue
Consumer	$47,144	36.5%	$35,611	35.5%
Computing and storage	30,970	24.0	20,617	20.5
Industrial	17,554	13.6	15,354	15.3
Automotive	17,732	13.7	12,331	12.3
Communications	15,750	12.2	16,449	16.4
Total	$129,150	100.0%	$100,362	100.0%

_______________

(1)	2017 amounts have not been retrospectively adjusted under the modified retrospective method.

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits and dies in wafer form to the consumer, computing and storage, industrial, automotive and communications markets. The Company also generates royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For both the three months ended March 31, 2018 and 2017, approximately 88% of the Company’s sales were made through distribution arrangements, which contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are governed by sales agreements or the Company's standard terms of sale, state the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

Under Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company excludes taxes assessed by government authorities, such as sales taxes, from revenue.

Product sales consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue from distributors and direct end customers when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. In accordance with the shipping terms specified in the contracts, these criteria are generally met when the products are shipped from the Company’s facilities (such as the “Ex Works” shipping term) or delivered to the customers’ locations (such as the “Delivered Duty Paid” shipping term).

Under certain consignment agreements, revenue is not recognized when the products are held at customers’ designated locations because the Company retains ownership and the customers do not have an unconditional obligation to pay. The Company recognizes revenue when the customers pull the products from the locations or after a 60-day period lapses, at which time control transfers to the customers and the Company invoices them for payment.

Variable Consideration

The Company records variable consideration as a reduction to revenue in the same period the revenue is recognized. Three U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments based on analyses of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, do not have price adjustment rights.

In addition, certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases. The Company estimates the stock rotation returns based on analyses of historical returns, and the current level of inventory in the distribution channel.  The Company recognizes an asset for product returns which represents the right to recover products from the customers related to stock rotations, with a corresponding reduction to cost of goods sold.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2018 and December 31, 2017, accounts receivable totaled $48.2 million and $38.0 million, respectively. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company did not recognize any impairment losses related to its receivables in any of the periods presented.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current liabilities. As of March 31, 2018 and December 31, 2017, customer prepayments totaled $2.9 million and $4.7 million, respectively. The decrease in the customer prepayment balance for the three months ended March 31, 2018 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the three months ended March 31, 2018, the Company recognized $4.6 million of revenue that was included in the customer prepayment balance as of December 31, 2017.

Contract Costs

The Company pays sales commissions based on the achievement of pre-determined product sales targets. As the Company recognizes product sales at a point in time, sales commissions are expensed as incurred.

Warranty

The Company generally provides one to two-year warranties against defects in materials and workmanship and will either repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or a product defect.

Practical Expedients

The Company’s standard payment terms generally require customers to pay 30 to 60 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations typically within one quarter. The Company has elected not to determine whether contacts with customers contain significant financing components.

As of March 31, 2018, the Company’s unsatisfied performance obligations primarily included products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

Changes to Financial Statement Line Items

The following tables compare the impact on the financial statement line items between the application of Topic 606 and Topic 605 as of March 31, 2018 and for the three months ended March 31, 2018. The significant changes between the two standards are primarily attributable to the following:

●

Under Topic 606, the Company recognizes revenue for three U.S.-based distributors upon shipment of the products to them, net of an estimated amount for price adjustments. Under Topic 605, the Company would have deferred the recognition of revenue and related costs for these U.S. distributors until the Company received notification from the distributors that the products had been sold to the end customers and the amount of price adjustments was fixed and finalized.

●

Under Topic 606, the Company records assets for product returns which represent the carrying value of inventory it expects to recover from customers related to stock rotation returns. Under Topic 605, such amounts would have been netted against the stock rotation reserve.

●	Under Topic 606, the Company recorded a cumulative effect of initially applying the standard to retained earnings. Under Topic 605, the Company would not have recorded this adjustment.

Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Assets:
Accounts receivable	$48,241	$49,121	$(880)
Inventory	$111,897	$112,215	$(318)
Other current assets	$16,707	$14,602	$2,105
Deferred tax assets	$15,840	$15,941	$(101)
Total assets	$697,767	$696,961	$806
Liabilities and Stockholders' Equity:
Accrued liabilities	$32,730	$32,406	$324
Retained earnings	$152,257	$151,775	$482
Total liabilities and stockholders' Equity	$697,767	$696,961	$806

Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Revenue	$129,150	$128,959	$191
Cost of revenue	$57,655	$57,595	$60
Gross profit	$71,495	$71,364	$131
Income from operations	$22,037	$21,906	$131
Income before income taxes	$22,477	$22,346	$131
Income tax provision	$621	$594	$27
Net income	$21,856	$21,752	$104

Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Net income	$21,856	$21,752	$104
Comprehensive income	$25,085	$24,981	$104

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Cash flows from operating activities:
Net income	$21,856	$21,752	$104
Changes in operating assets and liabilities:
Accounts receivable	$(11,103)	$(11,082)	$(21)
Inventories	$(12,590)	$(12,908)	$318
Other assets	$(3,954)	$(1,940)	$(2,014)
Accrued liabilities	$4,998	$3,412	$1,586
Income tax liabilities	$(2,236)	$(2,263)	$27

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of March 31, 2018, 2.7 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$433	$358
Research and development	3,995	3,498
Selling, general and administrative	10,602	7,806
Total stock-based compensation expense	$15,030	$11,662
Tax benefit related to stock-based compensation	$1,131	$-

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) include time-based RSUs, RSUs with only performance conditions (“PSUs”), RSUs with both market and performance conditions (“MPSUs”), and RSUs with only market conditions (“MSUs”). Vesting of all awards requires continued service for the Company. In addition, vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals. A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs	Weighted-Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted-Average Grant Date Fair Value Per Share	MSUs	Weighted-Average Grant Date Fair Value Per Share	Total	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91
Granted	53	$110.00	622 (1)	$81.96	-	$-	675	$84.15
Released	(42)	$58.17	(471)	$39.90	-	$-	(513)	$41.41
Forfeited	(5)	$73.96	(3)	$56.69	-	$-	(8)	$67.94
Outstanding at March 31, 2018	264	$76.23	2,414	$58.88	1,620	$23.57	4,298	$46.63

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to RSUs released was $49.5 million and $37.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the total intrinsic value of all outstanding RSUs was $451.7 million, based on the closing stock price of $115.77. As of March 31, 2018, unamortized compensation expense related to all outstanding RSUs was $117.2 million with a weighted-average remaining recognition period of approximately 3.5 years.

Cash proceeds from the release of PSUs with a purchase price feature totaled $7.8 million for the three months ended March 31, 2018. There were no proceeds for the three months ended March 31, 2017.

Time-Based RSUs:

For the three months ended March 31, 2018, the Compensation Committee of the Board of Directors (the "Compensation Committee") granted 53,000 RSUs, respectively, with time-based vesting conditions to employees and non-employee directors. The RSUs vest over four years for employees and one year for directors, subject to continued service with the Company.

2018 PSUs:

In February 2018, the Compensation Committee granted 188,000 PSUs to the executive officers, which represent a target number of shares to be awarded based on the Company’s average two-year (2018 and 2019) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2018 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2018 Executive PSUs. 50% of the 2018 Executive PSUs will vest in the first quarter of 2020 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2018 Executive PSUs will vest over the following two years on a quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2018 Executive PSUs is $46.1 million.

In February 2018, the Compensation Committee granted 44,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2019 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2018 and 2019) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2018 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2018 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2018 Non-Executive PSUs will vest in the first quarter of 2020 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2018 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2018 Non-Executive PSUs, excluding cancelled shares, is $8.9 million.

The 2018 Executive PSUs and the 2018 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. Shares that do not vest will not be subject to the purchase price payment. The Company determined the grant date fair value of the 2018 Executive PSUs and the 2018 Non-Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $110.00, expected term of 2.6 years, expected volatility of 27.5% and risk-free interest rate of 2.3%.

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

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the performance period for that tranche, or (2) the closing stock price immediately before the start of the performance period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. As of December 31, 2017, all five price targets for the second tranche have been achieved and approved by the Compensation Committee. The stock price targets for the third tranche range from $120.80 to $135.48 with a performance period from January 1, 2018 to December 31, 2019. As of March 31, 2018, none of the stock price targets for the third tranche have been achieved and approved by the Compensation Committee. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

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

As of March 31, 2018, none of the operating metrics have been achieved.

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

For the first tranche, stock-based compensation expense is being recognized over the requisite service period. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved during the performance periods in each reporting period. As of March 31, 2018, based on management’s quarterly assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2018 and 2017, 18,000 and 22,000 shares, respectively, were issued under the ESPP. As of March 31, 2018, 4.6 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.5 million for both the three months ended March 31, 2018 and 2017. As of March 31, 2018, the unamortized expense was $0.3 million, which will be recognized through the third quarter of 2018. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (years)	0.5	0.5
Expected volatility	28.2%	23.4%
Risk-free interest rate	1.8%	0.7%
Dividend yield	1.0%	0.9%

Cash proceeds from the shares issued under the ESPP were $1.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$25,934	$20,573
Work in process	45,087	40,030
Finished goods	40,876	38,678
Total	$111,897	$99,281

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid wafer purchase	$6,217	$6,217
Other prepaid expense	4,699	2,742
Assets for product returns	2,105	-
Interest receivable	1,426	1,352
Value-added tax receivable	1,325	1,235
Other	935	1,216
Total	$16,707	$12,762

Under Topic 606, assets for product returns represent the carrying value of inventory the Company expects to recover from customers related to stock rotation returns. Prior to the adoption of Topic 606, such amounts were netted against the stock rotation reserve.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Deferred compensation plan assets	$29,314	$28,080
Other prepaid expense	1,057	897
Other	1,160	1,091
Total	$31,531	$30,068

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Dividends and dividend equivalents	$14,169	$9,248
Stock rotation and other returns	6,747	2,647
Warranty	3,740	2,416
Customer prepayments	2,915	4,742
Commissions	1,386	938
Sales rebate	1,287	1,036
Income tax payable	360	2,861
Deferred income	-	1,845
Other	2,126	1,774
Total	$32,730	$27,507

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$2,416	$1,030
Warranty provision for product sales	1,479	791
Settlements made	(55)	(296)
Unused warranty provision	(100)	(179)
Balance at end of period	$3,740	$1,346

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Deferred compensation plan liabilities	$28,959	$28,087
Dividend equivalents	5,215	4,881
Other	86	56
Total	$34,260	$33,024

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three months ended March 31, 2018.

Acquisition-related intangible assets consist of the following (in thousands):

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(755)	$263
Developed technologies	6,466	(6,028)	438
Total	$7,484	$(6,783)	$701

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(704)	$314
Developed technologies	6,466	(5,829)	637
Total	$7,484	$(6,533)	$951

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, amortization expense totaled $0.3 million and $0.5 million, respectively.

As of March 31, 2018, the estimated future amortization expense was as follows (in thousands):

2018 (remaining nine months)	$591
2019	110
Total	$701

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$21,856	$14,477

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	41,922	41,047
Effect of dilutive securities	2,360	2,221
Weighted-average outstanding shares used to compute diluted net income per share	44,282	43,268

Net income per share:
Basic	$0.52	$0.35
Diluted	$0.49	$0.33

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2018	2017	2018	2017
A (distributor)	20%	18%	20%	16%
B (distributor)	10%	10%	14%	*
C (value-added reseller)	*	*	*	15%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2018	2017
China	$72,865	$56,084
Taiwan	16,391	14,875
Europe	11,465	7,907
Korea	9,787	8,161
Southeast Asia	9,024	6,372
Japan	5,613	4,825
United States	3,755	2,042
Other	250	96
Total	$129,150	$100,362

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2018	2017
DC to DC	$119,268	$91,424
Lighting Control	9,882	8,938
Total	$129,150	$100,362

The following is a summary of long-lived assets by geographic regions (in thousands):

	March 31,	December 31,
Country	2018	2017
China	$97,258	$89,472
United States	67,434	65,618
Taiwan	17,769	17,238
Bermuda	7,272	7,522
Other	623	388
Total	$190,356	$180,238

8. LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its shareholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2018, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	March 31,	December 31,
	2018	2017
Cash, cash equivalents and investments:
Cash	$66,896	$75,125
Money market funds	8,621	7,134
Corporate debt securities	208,261	203,807
Commercial paper	499	-
U.S. treasuries and government agency bonds	22,982	13,024
Auction-rate securities backed by student-loan notes	5,250	5,256
Total	$312,509	$304,346

	March 31,	December 31,
	2018	2017
Reported as:
Cash and cash equivalents	$76,016	$82,759
Short-term investments	231,243	216,331
Long-term investments	5,250	5,256
Total	$312,509	$304,346

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Due in less than 1 year	$94,820	$89,399
Due in 1 - 5 years	136,423	126,932
Due in greater than 5 years	5,250	5,256
Total	$236,493	$221,587

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$8,621	$-	$-	$8,621	$-
Corporate debt securities	210,341	7	(2,087)	208,261	205,953
Commercial paper	499	-	-	499	-
U.S. treasuries and government agency bonds	23,106	-	(124)	22,982	22,982
Auction-rate securities backed by student-loan notes	5,570	-	(320)	5,250	5,250
Total	$248,137	$7	$(2,531)	$245,613	$234,185

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$7,134	$-	$-	$7,134	$-
Corporate debt securities	204,789	17	(999)	203,807	197,564
U.S. treasuries and government agency bonds	13,092	-	(68)	13,024	13,024
Auction-rate securities backed by student-loan notes	5,570	-	(314)	5,256	5,256
Total	$230,585	$17	$(1,381)	$229,221	$215,844

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$76,016	$82,759
Restricted cash included in other long-term assets	118	115
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$76,134	$82,874

Restricted cash includes a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end and any unused amount will be returned to the Company upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at March 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$8,621	$8,621	$-	$-
Corporate debt securities	208,261	-	208,261	-
Commercial paper	499	-	499	-
U.S. treasuries and government agency bonds	22,982	-	22,982	-
Auction-rate securities backed by student-loan notes	5,250	-	-	5,250
Mutual and money market funds under deferred compensation plan	17,979	17,979	-	-
Total	$263,592	$26,600	$231,742	$5,250

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$7,134	$7,134	$-	$-
Corporate debt securities	203,807	-	203,807	-
U.S. treasuries and government agency bonds	13,024	-	13,024	-
Auction-rate securities backed by student-loan notes	5,256	-	-	5,256
Mutual and money market funds under deferred compensation plan	16,625	16,625	-	-
Total	$245,846	$23,759	$216,831	$5,256

_________________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2018	$5,256
Change in unrealized loss included in other comprehensive income	(6)
Balance at March 31, 2018	$5,250

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31,			December 31,
	2018			2017
Time-to-liquidity (years)	2	-	3	2	-	3
Discount rate	5.0%	-	10.1%	4.5%	-	9.6%

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2018	2017
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$11,335	$11,455
Fair value of mutual and money market funds	17,979	16,625
Total	$29,314	$28,080

Deferred compensation plan assets reported in:
Other long-term assets	$29,314	$28,080

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$389	$356
Other long-term liabilities	28,959	28,087
Total	$29,348	$28,443

12. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$1,460	$1,264
Amortization of premium on available-for-sale investments	(435)	(507)
Gain (loss) on deferred compensation plan investments	(186)	733
Foreign currency exchange loss	(399)	(109)
Total	$440	$1,381

13. INCOME TAXES

The Company has not adjusted its provisional tax estimates related to the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) that were recorded in the fourth quarter of 2017. These amounts remained as estimates as of March 31, 2018 and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on the Company’s ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three months ended March 31, 2018 was $0.6 million, or 2.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the effects of the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three months ended March 31, 2018, the Company’s effective tax rate included the estimated impact of $12.4 million related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. In addition, for the three months ended March 31, 2018, the Company paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of March 31, 2018, the remaining $22.0 million transition tax liability was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

As of March 31, 2018, the Company had $18.8 million of unrecognized tax benefits, $9.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2017, the Company had $16.3 million of unrecognized tax benefits, $9.1 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of March 31, 2018 and December 31, 2017, the Company has $0.6 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of March 31, 2018. The Company will continue to monitor developments related to this opinion and the potential impact on its financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$(1,364)	$3,177	$1,813
Other comprehensive income (loss) before reclassifications	(1,185)	4,389	3,204
Amounts reclassified from accumulated other comprehensive income	25	-	25
Net current period other comprehensive income (loss)	(1,160)	4,389	3,229
Balance as of March 31, 2018	$(2,524)	$7,566	$5,042

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

	Three Months Ended March 31,
	2018	2017
Dividend declared per share	$0.30	$0.20
Total amount	$12,644	$8,248

As of March 31, 2018 and December 31, 2017, accrued dividends totaled $12.6 million and $8.3 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

The Company anticipates that cash used for future dividend payments will come from its current domestic cash and cash generated from ongoing U.S. operations. In addition, the Company currently plans to repatriate cash from its Bermuda subsidiary to fund future dividends and continue to indefinitely reinvest its earnings from other foreign subsidiaries.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of March 31, 2018 and December 31, 2017, accrued dividend equivalents totaled $6.7 million and $5.8 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include among other things, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, computing and storage, industrial, automotive and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2018 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various market segments,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the "2017 Tax Act") on our income tax provision and cash flows,

•	our intention and ability to pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. For the three months ended March 31, 2018 and 2017, our revenue from sales to customers in Asia was 88% and 90%, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

Except for the changes related to revenue recognition discussed in Note 1 and Note 2 to Condensed Consolidated Financial Statements, there have been no other significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three months ended March 31, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2018		2017
	(in thousands, except percentages)
Revenue	$129,150	100.0%	$100,362	100.0%
Cost of revenue	57,655	44.6	45,520	45.4
Gross profit	71,495	55.4	54,842	54.6
Operating expenses:
Research and development	21,609	16.7	18,894	18.8
Selling, general and administrative	27,318	21.2	22,092	22.0
Litigation expense	531	0.4	286	0.3
Total operating expenses	49,458	38.3	41,272	41.1
Income from operations	22,037	17.1	13,570	13.5
Interest and other income, net	440	0.3	1,381	1.4
Income before income taxes	22,477	17.4	14,951	14.9
Income tax provision	621	0.5	474	0.5
Net income	$21,856	16.9%	$14,477	14.4%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2018	% of Revenue	2017	% of Revenue	Change
	(in thousands, except percentages)
Consumer	$47,144	36.5%	$35,611	35.5%	32.4%
Computing and storage	30,970	24.0	20,617	20.5	50.2%
Industrial	17,554	13.6	15,354	15.3	14.3%
Automotive	17,732	13.7	12,331	12.3	43.8%
Communications	15,750	12.2	16,449	16.4	(4.2)%
Total	$129,150	100.0%	$100,362	100.0%	28.7%

Revenue for the three months ended March 31, 2018 was $129.2 million, an increase of $28.8 million, or 28.7%, from $100.4 million for the three months ended March 31, 2017. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by 18% due to higher market demand, and average sales prices increased by 8%.

Revenue from the consumer market for the three months ended March 31, 2018 increased $11.5 million, or 32.4%, from the same period in 2017. This increase was primarily driven by higher demand in home appliances, set-top boxes, chargers and gaming products. Revenue from the computing and storage market increased $10.4 million, or 50.2%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the industrial market increased $2.2 million, or 14.3%, from the same period in 2017. This increase was primarily driven by higher sales in security and meter products. Revenue from the automotive market increased $5.4 million, or 43.8%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the communications market decreased $0.7 million, or 4.2%, from the same period in 2017. This decrease was primarily driven by lower demand in wireless applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
Cost of revenue	$57,655	$45,520	26.7%
As a percentage of revenue	44.6%	45.4%
Gross profit	$71,495	$54,842	30.4%
Gross margin	55.4%	54.6%

Cost of revenue was $57.7 million, or 44.6% of revenue, for the three months ended March 31, 2018, and $45.5 million, or 45.4% of revenue, for the three months ended March 31, 2017. The $12.2 million increase in cost of revenue was primarily due to an 18% increase in overall unit shipments, coupled with a 5% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $1.7 million increase in labor and manufacturing overhead costs and a $1.4 million increase in inventory write-downs and warranty expenses.

Gross margin was 55.4% for the three months ended March 31, 2018, compared with 54.6% for the three months ended March 31, 2017. The increase in gross margin was primarily due to increased sales of higher margin products and lower amortization expense due to certain intangible assets being fully amortized, partially offset by higher inventory write-downs and warranty expenses as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
R&D expenses	$21,609	$18,894	14.4%
As a percentage of revenue	16.7%	18.8%

R&D expenses were $21.6 million, or 16.7% of revenue, for the three months ended March 31, 2018, and $18.9 million, or 18.8% of revenue, for the three months ended March 31, 2017. The $2.7 million increase in R&D expenses was primarily due to an increase of $1.5 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.6 million in laboratory supplies, an increase of $0.6 million in new product development expenses, and an increase of $0.5 million in stock-based compensation expenses mainly associated with the performance-based equity awards. These increases were partially offset by a $0.4 million decrease in depreciation, and an income of $0.1 million related to changes in the value of the deferred compensation plan liabilities for the three months ended March 31, 2018 compared to an expense of $0.3 million for the three months ended March 31, 2017. Our R&D headcount was 644 employees as of March 31, 2018, compared with 577 employees as of March 31, 2017.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
SG&A expenses	$27,318	$22,092	23.7%
As a percentage of revenue	21.2%	22.0%

SG&A expenses were $27.3 million, or 21.2% of revenue, for the three months ended March 31, 2018, and $22.1 million, or 22.0% of revenue, for the three months ended March 31, 2017. The $5.2 million increase in SG&A expenses was primarily due to an increase of $2.8 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $1.5 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.8 million in commission expenses due to higher revenue. These increases were partially offset by an income of $0.1 million related to changes in the value of the deferred compensation plan liabilities for the three months ended March 31, 2018 compared to an expense of $0.5 million for the three months ended March 31, 2017. Our SG&A headcount was 386 employees as of March 31, 2018, compared with 357 employees as of March 31, 2017.

Litigation Expense

Litigation expense was $0.5 million for the three months ended March 31, 2018, compared with $0.3 million for the three months ended March 31, 2017. The increase in litigation expense was primarily due to ongoing litigation.

Interest and Other Income, Net

Interest and other income, net, was $0.4 million for the three months ended March 31, 2018, compared with $1.4 million for the three months ended March 31, 2017. The decrease was primarily due to an expense of $0.2 million related to changes in the value of the deferred compensation plan investments for the three months ended March 31, 2018 compared to an income of $0.7 million for the three months ended March 31, 2017, and an increase of $0.3 million in foreign currency exchange loss. The decrease was partially offset by an increase of $0.2 million in interest income as a result of higher investment balances and yields.

Income Tax Provision

We have not adjusted our provisional tax estimates related to the 2017 Tax Act that were recorded in the fourth quarter of 2017. These amounts remained as estimates as of March 31, 2018 and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three months ended March 31, 2018 was $0.6 million, or 2.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the effects of the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three months ended March 31, 2018, our effective tax rate included the estimated impact of $12.4 million related to the GILTI provisions that was recorded as additional subpart F income, which was accounted for as a period cost. In addition, for the three months ended March 31, 2018, we paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of March 31, 2018, the remaining $22.0 million transition tax liability was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued in December 2015, and the IRS appealed the decision in February 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any adjustments as of March 31, 2018. We will continue to monitor developments related to this opinion and the potential impact on our financial statements.

Liquidity and Capital Resources

	March 31,	December 31,
	2018	2017
	(in thousands, except percentages)
Cash and cash equivalents	$76,016	$82,759
Short-term investments	231,243	216,331
Total cash, cash equivalents and short-term investments	$307,259	$299,090
Percentage of total assets	44.0%	45.8%

Total current assets	$484,104	$449,170
Total current liabilities	(73,301)	(65,917)
Working capital	$410,803	$383,253

As of March 31, 2018, we had cash and cash equivalents of $76.0 million and short-term investments of $231.2 million, compared with cash and cash equivalents of $82.8 million and short-term investments of $216.3 million as of December 31, 2017. As of March 31, 2018, $54.3 million of cash and cash equivalents and $132.5 million of short-term investments were held by our international subsidiaries. After the enactment of the 2017 Tax Act, we currently plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund our future expenditures in the U.S. and continue to indefinitely reinvest our earnings from other foreign subsidiaries.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2018, we had working capital of $410.8 million, compared with working capital of $383.3 million as of December 31, 2017. The $27.5 million increase in working capital was due to a $34.9 million increase in current assets, partially offset by a $7.4 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,292	$21,892
Net cash used in investing activities	(25,202)	(51,243)
Net cash provided by (used in) financing activities	1,033	(6,986)
Effect of change in exchange rates	1,137	460
Net decrease in cash, cash equivalents and restricted cash	$(6,740)	$(35,877)

For the three month ended March 31, 2018, net cash provided by operating activities was $16.3 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $23.8 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. For the three months ended March 31, 2017, net cash provided by operating activities was $21.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.1 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by the timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by increased purchases to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet expected future demand.

For the three months ended March 31, 2018, net cash used in investing activities was $25.2 million, primarily due to purchases of property and equipment of $7.4 million, net purchases of short-term investments of $16.5 million, and net contributions to the deferred compensation plan of $1.3 million. For the three months ended March 31, 2017, net cash used in investing activities was $51.2 million, primarily due to purchases of property and equipment of $3.4 million, net purchases of investments of $46.6 million, and net contributions to the employee deferred compensation plan of $1.2 million.

For the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million, primarily reflecting $9.4 million of cash proceeds from releases of RSUs and issuance of shares through our employee stock purchase plan, partially offset by $8.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs. For the three months ended March 31, 2017, net cash used in financing activities was $7.0 million, primarily reflecting $8.2 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.4 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the three months ended March 31, 2018, we paid dividends and dividend equivalents totaling $8.3 million. For the three months ended March 31, 2017, we paid dividends and dividend equivalents totaling $8.2 million.

In February 2018, our Board of Directors approved an increase in our quarterly cash dividends from $0.20 per share to $0.30 per share, effective for the dividends declared in first quarter of 2018.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our current domestic cash and cash generated from ongoing U.S. operations. As a result of the 2017 Tax Act, we also plan to repatriate cash from our Bermuda subsidiary on an ongoing basis to fund these and other future expenditures in the U.S. and continue to indefinitely reinvest our earnings from other foreign subsidiaries.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of March 31, 2018, the outstanding balance under our purchase commitments was $67.0 million, compared with $52.6 million as of December 31, 2017.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installment over eight years through 2025. During the first quarter of 2018, we paid the 2018 installment of $1.9 million. As of March 31, 2018, the outstanding liability was $22.0 million.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2018, the outstanding obligations were $34.3 million, compared with $33.0 million as of December 31, 2017.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2017.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). We have implemented additional business processes and control activities, primarily related to variable consideration estimates and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our shareholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2018, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on international trade restrictions and corporate taxes, including the impact of the 2017 Tax Act;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to pay quarterly cash dividends to stockholders; and,

•	changes in the estimation of the future size and growth rate of our markets.

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

Rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, in March and April of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

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

In June 2014, the Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, statutory requirements of Delaware law, and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2018, 88% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 20% of our total revenue for the three months ended March 31, 2018. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 20% of our total revenue for the three months ended March 31, 2018. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

In December 2017, the 2017 Tax Act was enacted and includes a broad range of tax reforms, including changes to corporate tax rates, business deductions and international tax provisions. Many of these provisions significantly differ from prior U.S. tax law, resulting in material tax accounting implications for us. Some of the significant new requirements include, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings, a remeasurement of our deferred taxes due to the change in the corporate tax rate, taxation of certain global intangible low-taxed income under the international tax provisions, and limitations on the deductibility of performance-based compensation for officers. Some of these provisions, such as the deemed repatriation transition tax and remeasurement of deferred tax assets, had immediate accounting implications which resulted in a significant increase in our tax expenses for the year ended December 31, 2017. As we continue to evaluate the potential implications of the 2017 Tax Act on our financial statements, any increase in our income tax expense in future periods could have a material negative impact on our results of operations. In addition, the deemed repatriation transition tax liability, which is payable over eight years, will adversely impact our cash flows and financial condition in future periods. Any changes to our corporate tax planning and strategies as a result of the 2017 Tax Act may not result in a favorable impact on our income tax expense in future periods.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio of our auction-rate securities at par and continue to hold $5.6 million in principal amount as of March 31, 2018. The underlying maturity of these auction-rate securities is up to 30 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

Our business is subject to various governmental laws and regulations, and compliance with these regulations may impact our revenue and cause us to incur significant expense. If we fail to maintain compliance with applicable regulations or obtain government licenses and approvals for our desired international trading activities or technology transfers, we may be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such the Export Administration Act, the Export Administration Regulations ("EAR") and other laws, regulations and requirements governing international trade and technology transfer. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 8, 2018	/s/ T. Bernie Blegen

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