Form 10-Q
period 2018-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2018-08-02
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 42,299,700 shares of the registrant’s common stock issued and outstanding as of July 26, 2018.

MONOLITHIC POWER SYSTEMS, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$83,075	$82,759
Short-term investments	230,428	216,331
Accounts receivable	53,460	38,037
Inventories	128,909	99,281
Other current assets	13,974	12,762
Total current assets	509,846	449,170
Property and equipment, net	150,658	144,636
Long-term investments	5,247	5,256
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	504	951
Deferred tax assets, net	15,791	15,917
Other long-term assets	31,335	30,068
Total assets	$719,952	$652,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,689	$22,813
Accrued compensation and related benefits	15,604	15,597
Accrued liabilities	33,033	27,507
Total current liabilities	75,326	65,917
Income tax liabilities	30,735	31,621
Other long-term liabilities	34,871	33,024
Total liabilities	140,932	130,562
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 42,285 and 41,614 as of June 30, 2018 and December 31, 2017, respectively	417,866	376,586
Retained earnings	162,859	143,608
Accumulated other comprehensive income (loss)	(1,705)	1,813
Total stockholders’ equity	579,020	522,007
Total liabilities and stockholders’ equity	$719,952	$652,569

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$139,761	$112,198	$268,911	$212,560
Cost of revenue	62,197	50,773	119,852	96,293
Gross profit	77,564	61,425	149,059	116,267
Operating expenses:
Research and development	23,481	20,292	45,091	39,186
Selling, general and administrative	28,561	25,873	55,879	47,965
Litigation expense	640	290	1,171	576
Total operating expenses	52,682	46,455	102,141	87,727
Income from operations	24,882	14,970	46,918	28,540
Interest and other income, net	2,232	1,237	2,673	2,618
Income before income taxes	27,114	16,207	49,591	31,158
Income tax provision	2,908	1,193	3,529	1,668
Net income	$24,206	$15,014	$46,062	$29,490

Net income per share:
Basic	$0.57	$0.36	$1.09	$0.72
Diluted	$0.55	$0.35	$1.04	$0.68
Weighted-average shares outstanding:
Basic	42,237	41,323	42,079	41,185
Diluted	44,400	43,397	44,341	43,332

Cash dividends declared per common share	$0.30	$0.20	$0.60	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$24,206	$15,014	$46,062	$29,490
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2018 and 2017	(6,862)	1,186	(2,473)	2,492
Change in unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2018 and 2017	115	141	(1,045)	343
Total other comprehensive income (loss), net of tax	(6,747)	1,327	(3,518)	2,835
Comprehensive income	$17,459	$16,341	$42,544	$32,325

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$46,062	$29,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	5,830	8,063
Amortization of premium on available-for-sale investments	808	1,005
Gain on deferred compensation plan investments	(233)	(1,266)
Stock-based compensation expense	30,921	26,789
Deferred taxes, net	12	-
Changes in operating assets and liabilities:
Accounts receivable	(16,325)	(7,729)
Inventories	(29,602)	(21,158)
Other assets	(983)	(1,167)
Accounts payable	3,032	7,755
Accrued compensation and related benefits	103	1,733
Accrued liabilities	539	3,177
Income tax liabilities	1,546	78
Net cash provided by operating activities	41,710	46,770
Cash flows from investing activities:
Property and equipment purchases	(12,998)	(20,528)
Purchases of short-term investments	(67,002)	(93,398)
Proceeds from maturities and sales of short-term investments	51,059	41,809
Contributions to deferred compensation plan, net	(911)	(1,594)
Net cash used in investing activities	(29,852)	(73,711)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	-	(250)
Proceeds from exercise of stock options	59	129
Proceeds from vesting of restricted stock units	8,709	-
Proceeds from shares issued under the employee stock purchase plan	1,562	1,382
Dividends and dividend equivalents paid	(21,467)	(16,815)
Net cash used in financing activities	(11,137)	(15,554)
Effect of change in exchange rates	(407)	909
Net increase (decrease) in cash, cash equivalents and restricted cash	314	(41,586)
Cash, cash equivalents and restricted cash, beginning of period	82,874	112,813
Cash, cash equivalents and restricted cash, end of period	$83,188	$71,227

Supplemental disclosures:
Cash paid for taxes and interest	$3,884	$1,583
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,939	$974
Liability accrued for dividends and dividend equivalents	$14,530	$9,536

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

Summary of Significant Accounting Policies

Except for the changes related to revenue recognition discussed in “Recently Adopted Accounting Pronouncements” and in Note 2 below, there have been no other changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2018

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by end market (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Revenue	2017 (1)	% of Revenue	2018	% of Revenue	2017 (1)	% of Revenue
Consumer	$47,809	34.2%	$43,917	39.1%	$94,953	35.3%	$79,528	37.4%
Computing and storage	36,957	26.4	24,466	21.8	67,927	25.3	45,083	21.2
Automotive	20,340	14.6	12,854	11.5	38,072	14.2	25,185	11.9
Industrial	19,121	13.7	15,034	13.4	36,676	13.6	30,388	14.3
Communications	15,534	11.1	15,927	14.2	31,283	11.6	32,376	15.2
Total	$139,761	100.0%	$112,198	100.0%	$268,911	100.0%	$212,560	100.0%

_____________

(1)	2017 amounts have not been adjusted under the modified retrospective method.

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. The Company also generates royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For the three months ended June 30, 2018 and 2017, approximately 86% and 88%, respectively, of the Company’s sales were made through distribution arrangements. For the six months ended June 30, 2018 and 2017, approximately 87% and 88%, respectively, of the Company’s sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are governed by sales agreements or the Company's standard terms of sale, state the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2018 and December 31, 2017, accounts receivable totaled $53.5 million and $38.0 million, respectively. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company did not recognize any impairment losses related to its receivables in any of the periods presented.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of June 30, 2018 and December 31, 2017, customer prepayments totaled $3.2 million and $4.7 million, respectively. The decrease in the customer prepayment balance for the six months ended June 30, 2018 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the six months ended June 30, 2018, the Company recognized $4.7 million of revenue that was included in the customer prepayment balance as of December 31, 2017.

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

As of June 30, 2018, the Company’s unsatisfied performance obligations primarily included products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

Changes to Financial Statement Line Items

The following tables compare the impact on the financial statement line items between the application of Topic 606 and Topic 605 as of June 30, 2018 and for the three and six months ended June 30, 2018. The significant changes between the two standards are primarily attributable to the following:

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

●

Under Topic 606, the Company records assets for product returns within other current assets, which primarily represent the carrying value of inventory it expects to recover from customers related to stock rotation returns. Under Topic 605, such amounts would have been netted against the stock rotation reserve within current accrued liabilities.

●	Under Topic 606, the Company recorded a cumulative effect of initially applying the standard to retained earnings. Under Topic 605, the Company would not have recorded this adjustment.

Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Assets:
Accounts receivable	$53,460	$55,016	$(1,556)
Inventories	$128,909	$128,938	$(29)
Other current assets	$13,974	$12,927	$1,047
Deferred tax assets, net	$15,791	$15,892	$(101)
Total assets	$719,952	$720,591	$(639)
Liabilities and Stockholders' Equity:
Accrued liabilities	$33,033	$34,178	$(1,145)
Retained earnings	$162,859	$162,353	$506
Total liabilities and stockholders' equity	$719,952	$720,591	$(639)

Condensed Consolidated Statement of Operations (in thousands, except per-share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Topic 606			Topic 606
Line Item	(As Reported)	Topic 605	Difference	(As Reported)	Topic 605	Difference
Revenue	$139,761	$139,758	$3	$268,911	$268,717	$194
Cost of revenue	$62,197	$62,234	$(37)	$119,852	$119,818	$34
Gross profit	$77,564	$77,524	$40	$149,059	$148,899	$160
Income from operations	$24,882	$24,842	$40	$46,918	$46,758	$160
Income before income taxes	$27,114	$27,074	$40	$49,591	$49,431	$160
Income tax provision	$2,908	$2,900	$8	$3,529	$3,496	$33
Net income	$24,206	$24,174	$32	$46,062	$45,935	$127
Net income per share - diluted	$0.55	$0.54	$0.01	$1.04	$1.04	$-

Condensed Consolidated Statement of Comprehensive Income (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Topic 606			Topic 606
Line Item	(As Reported)	Topic 605	Difference	(As Reported)	Topic 605	Difference
Net income	$24,206	$24,174	$32	$46,062	$45,935	$127
Comprehensive income	$17,459	$17,427	$32	$42,544	$42,417	$127

Condensed Consolidated Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Cash flows from operating activities:
Net income	$46,062	$45,935	$127
Changes in operating assets and liabilities:
Accounts receivable	$(16,325)	$(16,980)	$655
Inventories	$(29,602)	$(29,631)	$29
Other assets	$(983)	$(27)	$(956)
Accrued liabilities	$539	$428	$111
Income tax liabilities	$1,546	$1,512	$34

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of June 30, 2018, 2.7 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$480	$452	$913	$810
Research and development	4,194	3,961	8,188	7,459
Selling, general and administrative	11,218	10,714	21,820	18,520
Total stock-based compensation expense	$15,892	$15,127	$30,921	$26,789
Tax benefit related to stock-based compensation	$829	$-	$1,959	$-

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

	Time-Based RSUs	Weighted- Average Grant Date Fair Value Per Share	PSUs and MPSUs	Weighted- Average Grant Date Fair Value Per Share	MSUs	Weighted- Average Grant Date Fair Value Per Share	Total	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91
Granted	84	$113.36	626 (1)	$81.93	-	$-	710	$85.66
Vested	(92)	$58.40	(557)	$40.38	-	$-	(649)	$42.94
Forfeited	(9)	$77.47	(5)	$60.20	-	$-	(14)	$71.41
Outstanding at June 30, 2018	241	$85.38	2,330	$59.49	1,620	$23.57	4,191	$47.09

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to vested RSUs was $15.6 million and $11.4 million for the three months ended June 30, 2018 and 2017, respectively. The intrinsic value related to vested RSUs was $65.2 million and $48.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total intrinsic value of all outstanding RSUs was $515.2 million, based on the closing stock price of $133.67. As of June 30, 2018, unamortized compensation expense related to all outstanding RSUs was $105.4 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price feature totaled $8.7 million for the six months ended June 30, 2018. There were no proceeds for the six months ended June 30, 2017.

Time-Based RSUs:

For the six months ended June 30, 2018, the Compensation Committee of the Board of Directors (the "Compensation Committee") granted 84,000 RSUs with time-based vesting conditions to employees and non-employee directors. The RSUs vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2018, the Compensation Committee granted 44,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2019 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2018 and 2019) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2018 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2018 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2018 Non-Executive PSUs will vest in the first quarter of 2020 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2018 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2018 Non-Executive PSUs, excluding cancelled shares, is $8.8 million.

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

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the performance period for that tranche, or (2) the closing stock price immediately before the start of the performance period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. As of December 31, 2017, all five price targets for the second tranche have been achieved and approved by the Compensation Committee. The stock price targets for the third tranche range from $120.80 to $135.48 with a performance period from January 1, 2018 to December 31, 2019. As of June 30, 2018, one stock price target for the third tranche has been achieved and approved by the Compensation Committee. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

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

As of June 30, 2018, none of the operating metrics have been achieved.

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

For the first tranche, stock-based compensation expense is being recognized over the requisite service period. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized depending upon the number of the operating metrics management deems probable of being achieved during the performance periods in each reporting period. As of June 30, 2018, based on management’s quarterly assessment, three of the six operating metrics were considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

.

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, 18,000 and 22,000 shares, respectively, were issued under the ESPP. As of June 30, 2018, 4.6 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.5 million for both the six months ended June 30, 2018 and 2017. As of June 30, 2018, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2018. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected term (years)	0.5	0.5
Expected volatility	28.2%	23.4%
Risk-free interest rate	1.8%	0.7%
Dividend yield	1.0%	0.9%

Cash proceeds from the shares issued under the ESPP were $1.6 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$34,281	$20,573
Work in process	50,446	40,030
Finished goods	44,182	38,678
Total	$128,909	$99,281

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid wafer purchase	$6,217	$6,217
Other prepaid expense	3,172	2,742
Interest receivable	1,466	1,352
Value-added tax receivable	1,427	1,235
Assets for product returns	1,047	-
Other	645	1,216
Total	$13,974	$12,762

Under Topic 606, “assets for product returns” primarily represent the carrying value of inventory the Company expects to recover from customers related to stock rotation returns. Prior to the adoption of Topic 606, such amounts were netted against the stock rotation reserve within current accrued liabilities.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred compensation plan assets	$29,224	$28,080
Prepaid expense	816	897
Other	1,295	1,091
Total	$31,335	$30,068

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Dividends and dividend equivalents	$14,266	$9,248
Warranty	3,951	2,416
Stock rotation and sales returns	3,580	2,647
Customer prepayments	3,237	4,742
Income tax payable	3,376	2,861
Commissions	1,112	938
Sales rebate	819	1,036
Deferred income	-	1,845
Other	2,692	1,774
Total	$33,033	$27,507

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,740	$1,346	$2,416	$1,030
Warranty provision for product sales	335	1,512	1,814	2,303
Settlements made	(9)	-	(64)	(296)
Unused warranty provision	(115)	(231)	(215)	(410)
Balance at end of period	$3,951	$2,627	$3,951	$2,627

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred compensation plan liabilities	$29,197	$28,087
Dividend equivalents	5,595	4,881
Other	79	56
Total	$34,871	$33,024

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and six months ended June 30, 2018.

Acquisition-related intangible assets consist of the following (in thousands):

	June 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(806)	$212
Developed technologies	6,466	(6,174)	292
Total	$7,484	$(6,980)	$504

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(704)	$314
Developed technologies	6,466	(5,829)	637
Total	$7,484	$(6,533)	$951

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2018 and 2017, amortization expense totaled $0.2 million and $0.5 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense totaled $0.4 million and $1.0 million, respectively.

As of June 30, 2018, the estimated future amortization expense was as follows (in thousands):

2018 (remaining six months)	$394
2019	110
Total	$504

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$24,206	$15,014	$46,062	$29,490

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	42,237	41,323	42,079	41,185
Effect of dilutive securities	2,163	2,074	2,262	2,147
Weighted-average outstanding shares used to compute diluted net income per share	44,400	43,397	44,341	43,332

Net income per share:
Basic	$0.57	$0.36	$1.09	$0.72
Diluted	$0.55	$0.35	$1.04	$0.68

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes those customers with sales equal to or greater than 10% of the Company's total revenue, or with accounts receivable balances greater than 10% of the Company’s total accounts receivable:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2018	2017	2018	2017	2018	2017
A (distributor)	20%	17%	20%	17%	19%	16%
B (distributor)	10%	*	10%	*	15%	*
C (value-added reseller)	*	*	*	*	*	15%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2018	2017	2018	2017
China	$81,207	$62,325	$154,072	$118,409
Taiwan	18,150	17,286	34,541	32,161
Europe	12,651	9,593	24,116	17,501
Korea	8,853	8,154	18,640	16,315
Southeast Asia	7,977	6,925	17,002	13,297
Japan	6,486	4,945	12,100	9,771
United States	4,274	2,888	8,029	4,930
Other	163	82	411	176
Total	$139,761	$112,198	$268,911	$212,560

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2018	2017	2018	2017
DC to DC	$127,496	$102,187	$246,765	$193,611
Lighting Control	12,265	10,011	22,146	18,949
Total	$139,761	$112,198	$268,911	$212,560

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2018	2017
China	$95,152	$89,472
United States	67,116	65,618
Taiwan	16,879	17,238
Bermuda	7,075	7,522
Other	736	388
Total	$186,958	$180,238

8. LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its shareholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of June 30, 2018, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	June 30,	December 31,
	2018	2017
Cash, cash equivalents and investments:
Cash	$66,994	$75,125
Money market funds	16,081	7,134
Corporate debt securities	207,461	203,807
U.S. treasuries and government agency bonds	22,967	13,024
Auction-rate securities backed by student-loan notes	5,247	5,256
Total	$318,750	$304,346

	June 30,	December 31,
	2018	2017
Reported as:
Cash and cash equivalents	$83,075	$82,759
Short-term investments	230,428	216,331
Long-term investments	5,247	5,256
Total	$318,750	$304,346

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Due in less than 1 year	$109,345	$89,399
Due in 1 - 5 years	121,083	126,932
Due in greater than 5 years	5,247	5,256
Total	$235,675	$221,587

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$16,081	$-	$-	$16,081	$-
Corporate debt securities	209,385	10	(1,934)	207,461	203,215
U.S. treasuries and government agency bonds	23,129	-	(162)	22,967	22,967
Auction-rate securities backed by student-loan notes	5,570	-	(323)	5,247	5,247
Total	$254,165	$10	$(2,419)	$251,756	$231,429

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$7,134	$-	$-	$7,134	$-
Corporate debt securities	204,789	17	(999)	203,807	197,564
U.S. treasuries and government agency bonds	13,092	-	(68)	13,024	13,024
Auction-rate securities backed by student-loan notes	5,570	-	(314)	5,256	5,256
Total	$230,585	$17	$(1,381)	$229,221	$215,844

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$83,075	$82,759
Restricted cash included in other long-term assets	113	115
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$83,188	$82,874

Restricted cash includes a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end and any unused amount will be returned to the Company upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$16,081	$16,081	$-	$-
Corporate debt securities	207,461	-	207,461	-
U.S. treasuries and government agency bonds	22,967	-	22,967	-
Auction-rate securities backed by student-loan notes	5,247	-	-	5,247
Mutual funds and money market funds under deferred compensation plan	17,113	17,113	-	-
Total	$268,869	$33,194	$230,428	$5,247

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$7,134	$7,134	$-	$-
Corporate debt securities	203,807	-	203,807	-
U.S. treasuries and government agency bonds	13,024	-	13,024	-
Auction-rate securities backed by student-loan notes	5,256	-	-	5,256
Mutual funds and money market funds under deferred compensation plan	16,625	16,625	-	-
Total	$245,846	$23,759	$216,831	$5,256

_________________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2018	$5,256
Change in unrealized loss included in other comprehensive income	(9)
Balance at June 30, 2018	$5,247

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30,			December 31,
	2018			2017
Time-to-liquidity (years)	2	-	3	2	-	3
Discount rate	5.3%	-	10.3%	4.5%	-	9.6%

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances in the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2018	2017
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$12,111	$11,455
Fair value of mutual funds and money market funds	17,113	16,625
Total	$29,224	$28,080

Deferred compensation plan assets reported in:
Other long-term assets	$29,224	$28,080

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$447	$356
Other long-term liabilities	29,197	28,087
Total	$29,644	$28,443

12. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$1,563	$1,327	$3,024	$2,591
Amortization of premium on available-for-sale investments	(374)	(498)	(808)	(1,005)
Gain on deferred compensation plan investments	419	533	233	1,266
Foreign currency exchange gain (loss)	614	(125)	214	(234)
Other	10	-	10	-
Total	$2,232	$1,237	$2,673	$2,618

13. INCOME TAXES

The Company has not adjusted its provisional tax estimates related to the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) that were recorded in the fourth quarter of 2017. These amounts remained as estimates as of June 30, 2018 and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on the Company’s ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three and six months ended June 30, 2018 was $2.9 million, or 10.7% of pre-tax income, and $3.5 million, or 7.1% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three and six months ended June 30, 2018, the Company’s effective tax rate included the estimated impact of $15.5 million and $27.9 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. In addition, during the first quarter of 2018, the Company paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of June 30, 2018, $1.9 million of the remaining transition tax liability was recorded in current accrued liabilities and $20.1 million was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

As of June 30, 2018, the Company had $17.2 million of unrecognized tax benefits, $10.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2017, the Company had $16.3 million of unrecognized tax benefits, $9.1 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of June 30, 2018 and December 31, 2017, the Company has $0.7 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$(1,364)	$3,177	$1,813
Other comprehensive income (loss) before reclassifications	(1,185)	4,389	3,204
Amounts reclassified from accumulated other comprehensive income	25	-	25
Net current period other comprehensive income (loss)	(1,160)	4,389	3,229
Balance as of March 31, 2018	(2,524)	7,566	5,042
Other comprehensive income (loss) before reclassifications	94	(6,862)	(6,768)
Amounts reclassified from accumulated other comprehensive income (loss)	21	-	21
Net current period other comprehensive income (loss)	115	(6,862)	(6,747)
Balance as of June 30, 2018	$(2,409)	$704	$(1,705)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend declared per share	$0.30	$0.20	$0.60	$0.40
Total amount	$12,686	$8,273	$25,330	$16,521

As of June 30, 2018 and December 31, 2017, accrued dividends totaled $12.7 million and $8.3 million, respectively.

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

The Company anticipates that cash used for future dividend payments will come from its current domestic cash and cash generated from ongoing U.S. operations, as well as cash to be repatriated from its Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of June 30, 2018 and December 31, 2017, accrued dividend equivalents totaled $7.2 million and $5.8 million, respectively.

16. SUBSEQUENT EVENT

On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the Internal Revenue Service ("IRS") did not violate the rule-making procedures required by the Administrative Procedures Act. In the case, the taxpayer challenged IRS's regulations that required participants in qualified cost sharing arrangements to share stock based compensation costs. The Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. The Ninth Circuit Court of Appeals' decision reverses the Tax Court’s decision on this issue, holding that the Treasury Department’s rule was not arbitrary and capricious because the Treasury Department provided a sufficient basis for its decision making. The Company is evaluating the impact of this court decision on its income tax provision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the consumer, computing and storage, industrial, automotive and communications markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2018 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the "2017 Tax Act") on our income tax provision and cash flows,

•	our intention and ability to pay future cash dividends, and

•	the factors that differentiate us from our competitors.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% for both the three months ended June 30, 2018 and 2017, and 88% and 89% for the six months ended June 30, 2018 and 2017, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

Except for the changes related to revenue recognition discussed in Note 1 and Note 2 to Condensed Consolidated Financial Statements, there have been no other significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except percentages)
Revenue	$139,761	100.0%	$112,198	100.0%	$268,911	100.0%	$212,560	100.0%
Cost of revenue	62,197	44.5	50,773	45.3	119,852	44.6	96,293	45.3
Gross profit	77,564	55.5	61,425	54.7	149,059	55.4	116,267	54.7
Operating expenses:
Research and development	23,481	16.8	20,292	18.1	45,091	16.8	39,186	18.4
Selling, general and administrative	28,561	20.4	25,873	23.1	55,879	20.8	47,965	22.6
Litigation expense	640	0.5	290	0.2	1,171	0.4	576	0.3
Total operating expenses	52,682	37.7	46,455	41.4	102,141	38.0	87,727	41.3
Income from operations	24,882	17.8	14,970	13.3	46,918	17.4	28,540	13.4
Interest and other income, net	2,232	1.6	1,237	1.1	2,673	1.0	2,618	1.3
Income before income taxes	27,114	19.4	16,207	14.4	49,591	18.4	31,158	14.7
Income tax provision	2,908	2.1	1,193	1.0	3,529	1.3	1,668	0.8
Net income	$24,206	17.3%	$15,014	13.4%	$46,062	17.1%	$29,490	13.9%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2018	% of Revenue	2017	% of Revenue	Change	2018	% of Revenue	2017	% of Revenue	Change
	(in thousands, except percentages)
Consumer	$47,809	34.2%	$43,917	39.1%	8.9%	$94,953	35.3%	$79,528	37.4%	19.4%
Computing and storage	36,957	26.4	24,466	21.8	51.1%	67,927	25.3	45,083	21.2	50.7%
Automotive	20,340	14.6	12,854	11.5	58.2%	38,072	14.2	25,185	11.9	51.2%
Industrial	19,121	13.7	15,034	13.4	27.2%	36,676	13.6	30,388	14.3	20.7%
Communications	15,534	11.1	15,927	14.2	(2.5)%	31,283	11.6	32,376	15.2	(3.4)%
Total	$139,761	100.0%	$112,198	100.0%	24.6%	$268,911	100.0%	$212,560	100.0%	26.5%

Revenue for the three months ended June 30, 2018 was $139.8 million, an increase of $27.6 million, or 24.6%, from $112.2 million for the three months ended June 30, 2017. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by 12% due to higher market demand, and average sales prices increased by 9%.

Revenue from the consumer market for the three months ended June 30, 2018 increased $3.9 million, or 8.9%, from the same period in 2017. This increase was primarily driven by higher demand in home appliance and internet-of-things related products. Revenue from the computing and storage market increased $12.5 million, or 51.1%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the automotive market increased $7.5 million, or 58.2%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $4.1 million, or 27.2%, from the same period in 2017. This increase was primarily driven by higher sales in power source products. Revenue from the communications market decreased $0.4 million, or 2.5%, from the same period in 2017. This decrease was primarily driven by lower demand in wireless applications.

Revenue for the six months ended June 30, 2018 was $268.9 million, an increase of $56.3 million, or 26.5%, from $212.6 million for the six months ended June 30, 2017. This increase was driven by higher sales in all of our end markets except for communications. Overall unit shipments increased by 15% due to higher market demand, and average sales prices increased by 8%.

Revenue from the consumer market for the six months ended June 30, 2018 increased $15.4 million, or 19.4%, from the same period in 2017. This increase was primarily driven by higher demand in home appliance, specialty lighting and internet-of-things related products. Revenue from the computing and storage market increased $22.8 million, or 50.7%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the automotive market increased $12.9 million, or 51.2%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $6.3 million, or 20.7%, from the same period in 2017. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the communications market decreased $1.1 million, or 3.4%, from the same period in 2017. This decrease was primarily driven by lower demand in wireless applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
Cost of revenue	$62,197	$50,773	22.5%	$119,852	$96,293	24.5%
As a percentage of revenue	44.5%	45.3%		44.6%	45.3%
Gross profit	$77,564	$61,425	26.3%	$149,059	$116,267	28.2%
Gross margin	55.5%	54.7%		55.4%	54.7%

Cost of revenue was $62.2 million, or 44.5% of revenue, for the three months ended June 30, 2018, and $50.8 million, or 45.3% of revenue, for the three months ended June 30, 2017. The $11.4 million increase in cost of revenue was primarily due to a 12% increase in overall unit shipments, coupled with a 7% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $3.8 million increase in inventory write-downs, partially offset by a $0.8 million decrease in warranty expenses.

Gross margin was 55.5% for the three months ended June 30, 2018, compared with 54.7% for the three months ended June 30, 2017. The increase in gross margin was primarily due to increased sales of higher margin products, lower labor and manufacturing overhead costs, lower warranty expenses, and lower amortization expense due to certain intangible assets being fully amortized, partially offset by higher inventory write-downs as a percentage of revenue.

Cost of revenue was $119.9 million, or 44.6% of revenue, for the six months ended June 30, 2018, and $96.3 million, or 45.3% of revenue, for the six months ended June 30, 2017. The $23.6 million increase in cost of revenue was primarily due to a 15% increase in overall unit shipments, coupled with a 6% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $5.1 million increase in inventory write-downs.

Gross margin was 55.4% for the six months ended June 30, 2018, compared with 54.7% for the six months ended June 30, 2017. The increase in gross margin was primarily due to increased sales of higher margin products, lower labor and manufacturing overhead costs and lower amortization expense due to certain intangible assets being fully amortized, partially offset by higher inventory write-downs as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
R&D expenses	$23,481	$20,292	15.7%	$45,091	$39,186	15.1%
As a percentage of revenue	16.8%	18.1%		16.8%	18.4%

R&D expenses were $23.5 million, or 16.8% of revenue, for the three months ended June 30, 2018, and $20.3 million, or 18.1% of revenue, for the three months ended June 30, 2017. The $3.2 million increase in R&D expenses was primarily due to an increase of $1.2 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.7 million in new product development expenses, an increase of $0.3 million in laboratory supplies, and an increase of $0.2 million in stock-based compensation expenses mainly associated with the performance-based equity awards. These increases were partially offset by a $0.3 million decrease in depreciation. Our R&D headcount was 655 employees as of June 30, 2018, compared with 592 employees as of June 30, 2017.

R&D expenses were $45.1 million, or 16.8% of revenue, for the six months ended June 30, 2018, and $39.2 million, or 18.4% of revenue, for the six months ended June 30, 2017. The $5.9 million increase in R&D expenses was primarily due to an increase of $2.7 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.4 million in new product development expenses, an increase of $0.9 million in laboratory supplies, and an increase of $0.7 million in stock-based compensation expenses mainly associated with the performance-based equity awards. These increases were partially offset by a $0.7 million decrease in depreciation.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
SG&A expenses	$28,561	$25,873	10.4%	$55,879	$47,965	16.5%
As a percentage of revenue	20.4%	23.1%		20.8%	22.6%

SG&A expenses were $28.6 million, or 20.4% of revenue, for the three months ended June 30, 2018, and $25.9 million, or 23.1% of revenue, for the three months ended June 30, 2017. The $2.7 million increase in SG&A expenses was primarily due to an increase of $1.1 million in commission expenses driven by higher revenue, an increase of $0.7 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.5 million in stock-based compensation expenses mainly associated with the performance-based equity awards. Our SG&A headcount was 403 employees as of June 30, 2018, compared with 369 employees as of June 30, 2017.

SG&A expenses were $55.9 million, or 20.8% of revenue, for the six months ended June 30, 2018, and $48.0 million, or 22.6% of revenue, for the six months ended June 30, 2017. The $7.9 million increase in SG&A expenses was primarily due to an increase of $3.3 million in stock-based compensation expenses mainly associated with the performance-based equity awards, an increase of $2.3 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $2.0 million in commission expenses driven by higher revenue.

Litigation Expense

Litigation expense was $0.6 million for the three months ended June 30, 2018, compared with $0.3 million for the three months ended June 30, 2017. The increase was primarily due to ongoing litigation.

Litigation expense was $1.2 million for the six months ended June 30, 2018, compared with $0.6 million for the six months ended June 30, 2017. The increase was primarily due to ongoing litigation.

Interest and Other Income, Net

Interest and other income, net, was $2.2 million for the three months ended June 30, 2018, compared with $1.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $0.7 million in foreign currency exchange gain and an increase of $0.2 million in interest income as a result of higher investment balances and yields.

Interest and other income, net, was $2.7 million for the six months ended June 30, 2018, compared with $2.6 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $0.4 million in foreign currency exchange gain, an increase of $0.4 million in interest income as a result of higher investment balances and yields, and a decrease of $0.2 million in amortization of premium on available-for-sale investments, which was partially offset by a decrease of $1.0 million in income related to changes in the value of the deferred compensation plan investments.

Income Tax Provision

We have not adjusted our provisional tax estimates related to the 2017 Tax Act that were recorded in the fourth quarter of 2017. These amounts remained as estimates as of June 30, 2018 and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three and six months ended June 30, 2018 was $2.9 million, or 10.7% of pre-tax income, and $3.5 million, or 7.1% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three and six months ended June 30, 2018, our effective tax rate included the estimated impact of $15.5 million and $27.9 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. In addition, during the first quarter of 2018, we paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of June 30, 2018, $1.9 million of the remaining transition tax liability was recorded in current accrued liabilities and $20.1 million was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

Liquidity and Capital Resources

	June 30,	December 31,
	2018	2017
	(in thousands, except percentages)
Cash and cash equivalents	$83,075	$82,759
Short-term investments	230,428	216,331
Total cash, cash equivalents and short-term investments	$313,503	$299,090
Percentage of total assets	43.5%	45.8%

Total current assets	$509,846	$449,170
Total current liabilities	(75,326)	(65,917)
Working capital	$434,520	$383,253

As of June 30, 2018, we had cash and cash equivalents of $83.1 million and short-term investments of $230.4 million, compared with cash and cash equivalents of $82.8 million and short-term investments of $216.3 million as of December 31, 2017. As of June 30, 2018, $54.9 million of cash and cash equivalents and $125.3 million of short-term investments were held by our international subsidiaries. As a result of the enactment of the 2017 Tax Act, we currently plan to repatriate cash from our Bermuda subsidiary to fund our future expenditures in the U.S. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2018, we had working capital of $434.5 million, compared with working capital of $383.3 million as of December 31, 2017. The $51.2 million increase in working capital was due to a $60.6 million increase in current assets, partially offset by a $9.4 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$41,710	$46,770
Net cash used in investing activities	(29,852)	(73,711)
Net cash used in financing activities	(11,137)	(15,554)
Effect of change in exchange rates	(407)	909
Net increase (decrease) in cash, cash equivalents and restricted cash	$314	$(41,586)

For the six month ended June 30, 2018, net cash provided by operating activities was $41.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $41.7 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales and the timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. For the six months ended June 30, 2017, net cash provided by operating activities was $46.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $17.3 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by higher sales and the timing of shipments. The increase in inventories was primarily driven by an increase in strategic wafer and die bank inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the six months ended June 30, 2018, net cash used in investing activities was $29.9 million, primarily due to purchases of property and equipment of $13.0 million, net purchases of short-term investments of $15.9 million, and net contributions to the deferred compensation plan of $0.9 million. For the six months ended June 30, 2017, net cash used in investing activities was $73.7 million, primarily due to net purchases of short-term investments of $51.6 million, purchases of property and equipment of $20.5 million, and net contributions to the deferred compensation plan of $1.6 million.

For the six months ended June 30, 2018, net cash used in financing activities was $11.1 million, primarily reflecting $21.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $10.3 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan. For the six months ended June 30, 2017, net cash used in financing activities was $15.6 million, primarily reflecting $16.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $1.5 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

In June 2014, our Board of Directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the six months ended June 30, 2018, we paid dividends and dividend equivalents totaling $21.5 million. For the six months ended June 30, 2017, we paid dividends and dividend equivalents totaling $16.8 million.

In February 2018, our Board of Directors approved an increase in our quarterly cash dividends from $0.20 per share to $0.30 per share, effective for the dividends declared in first quarter of 2018.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our current domestic cash and cash generated from ongoing U.S. operations, as well as cash to be repatriated from our Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of June 30, 2018, the outstanding balance under our purchase commitments was $74.9 million, compared with $52.6 million as of December 31, 2017.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installment over eight years through 2025. During the first quarter of 2018, we paid the 2018 installment of $1.9 million. As of June 30, 2018, the outstanding liability was $22.0 million.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2018, the outstanding obligations were $34.9 million, compared with $33.0 million as of December 31, 2017.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three and six months ended June 30, 2018, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2017.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

   Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). We have implemented additional business processes and control activities, primarily related to variable consideration estimates and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our shareholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2018, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	our results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the depth and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated fluctuations in our results of operations;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on corporate taxes, including the impact of the 2017 Tax Act;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to pay quarterly cash dividends to stockholders; and,

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the consumer, computing and storage, industrial, automotive and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows;

•	the impact of tariffs against foreign imports; and,

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, in March, April and July of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. consumer, computing and storage, industrial, automotive and communications);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows;

•	the impact of tariffs on imports between the U.S. and China;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and,

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and six months ended June 30, 2018, 89% and 88% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China that may impact our sales;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and,

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 20% of our total revenue for both the three and six months ended June 30, 2018. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 20% of our total revenue for both the three and six months ended June 30, 2018. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio of our auction-rate securities at par and continue to hold $5.6 million in principal amount as of June 30, 2018. The underlying maturity of these auction-rate securities is up to 30 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: August 1, 2018	/s/ T. Bernie Blegen

T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)