Form 10-Q
period 2018-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2018-11-02
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

____________________________

Monolithic Power Systems, Inc.

(Exact name of registrant as specified in its charter)

____________________________

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4040 Lake Washington Blvd. NE, Suite 201, Kirkland, Washington 98033

(Address of principal executive offices)(Zip code)

  (425) 296-9956

(Registrant’s telephone number, including area code)

____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 42,412,000 shares of the registrant’s common stock issued and outstanding as of October 29, 2018.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$131,094	$82,759
Short-term investments	216,754	216,331
Accounts receivable	59,887	38,037
Inventories	136,790	99,281
Other current assets	12,876	12,762
Total current assets	557,401	449,170
Property and equipment, net	147,497	144,636
Long-term investments	5,257	5,256
Goodwill	6,571	6,571
Acquisition-related intangible assets, net	308	951
Deferred tax assets, net	12,852	15,917
Other long-term assets	33,271	30,068
Total assets	$763,157	$652,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,603	$22,813
Accrued compensation and related benefits	22,996	15,597
Accrued liabilities	34,908	27,507
Total current liabilities	85,507	65,917
Income tax liabilities	31,173	31,621
Other long-term liabilities	36,313	33,024
Total liabilities	152,993	130,562
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 42,408 and 41,614, respectively	435,085	376,586
Retained earnings	180,819	143,608
Accumulated other comprehensive income (loss)	(5,740)	1,813
Total stockholders’ equity	610,164	522,007
Total liabilities and stockholders’ equity	$763,157	$652,569

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$159,975	$128,939	$428,885	$341,499
Cost of revenue	70,957	58,083	190,810	154,377
Gross profit	89,018	70,856	238,075	187,122
Operating expenses:
Research and development	25,630	21,442	70,720	60,629
Selling, general and administrative	29,552	25,255	85,431	73,219
Litigation expense	343	327	1,513	903
Total operating expenses	55,525	47,024	157,664	134,751
Income from operations	33,493	23,832	80,411	52,371
Interest and other income, net	2,714	1,255	5,387	3,873
Income before income taxes	36,207	25,087	85,798	56,244
Income tax provision	4,639	1,445	8,168	3,112
Net income	$31,568	$23,642	$77,630	$53,132

Net income per share:
Basic	$0.75	$0.57	$1.84	$1.29
Diluted	$0.71	$0.54	$1.75	$1.22
Weighted-average shares outstanding:
Basic	42,362	41,458	42,173	41,276
Diluted	44,669	43,486	44,450	43,384

Cash dividends declared per common share	$0.30	$0.20	$0.90	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$31,568	$23,642	$77,630	$53,132
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,526)	1,500	(6,999)	3,992
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $241, $0, $241, 0, respectively	491	222	(554)	565
Total other comprehensive income (loss), net of tax	(4,035)	1,722	(7,553)	4,557
Comprehensive income	$27,533	$25,364	$70,077	$57,689

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$77,630	$53,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	9,058	12,092
Amortization of premium on available-for-sale securities	1,122	1,494
Gain on deferred compensation plan investments	(949)	(1,902)
Stock-based compensation expense	45,765	40,759
Deferred taxes, net	3,169	-
Changes in operating assets and liabilities:
Accounts receivable	(22,752)	(16,505)
Inventories	(37,496)	(28,384)
Other assets	(665)	1,696
Accounts payable	5,978	4,999
Accrued compensation and related benefits	7,838	4,542
Accrued liabilities	4,635	7,276
Income tax liabilities	528	1,249
Net cash provided by operating activities	93,861	80,448
Cash flows from investing activities:
Property and equipment purchases	(18,057)	(25,108)
Purchases of short-term investments	(86,021)	(102,274)
Proceeds from maturities and sales of short-term investments	83,679	61,678
Contributions to deferred compensation plan, net	(1,396)	(2,124)
Net cash used in investing activities	(21,795)	(67,828)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	-	(250)
Proceeds from exercise of stock options	59	129
Proceeds from vesting of restricted stock units	9,625	-
Proceeds from shares issued under the employee stock purchase plan	3,028	2,701
Dividends and dividend equivalents paid	(34,381)	(25,264)
Net cash used in financing activities	(21,669)	(22,684)
Effect of change in exchange rates	(2,062)	1,790
Net increase (decrease) in cash, cash equivalents and restricted cash	48,335	(8,274)
Cash, cash equivalents and restricted cash, beginning of period	82,874	112,813
Cash, cash equivalents and restricted cash, end of period	$131,209	$104,539

Supplemental disclosures:
Cash paid for taxes and interest	$6,388	$1,855
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$1,563	$284
Liability accrued for dividends and dividend equivalents	$15,397	$10,131

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

Summary of Significant Accounting Policies

Except for the changes related to revenue recognition discussed in “Recently Adopted Accounting Pronouncements” and in Note 2 below, there have been no other changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2018 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2018

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements, including the presentation of changes in stockholders’ equity and the dividend per share for interim periods. The final rule will be effective on November 5, 2018. The Company is evaluating the impact of the adoption on its disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes certain disclosure requirements, including those related to Level 3 fair value measurements. The standard will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption on its disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption on its annual goodwill impairment test.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires entities to recognize a right-of-use asset and a lease liability on the balance sheets for substantially all leases with a lease term greater than 12 months, including leases currently accounted for as operating leases. In addition, the standard applies to leases embedded in service or other arrangements. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard on January 1, 2019. The Company is evaluating the impact of the adoption on its consolidated financial statements and disclosures, and expects to elect certain available transitional practical expedients. The Company anticipates recording assets and liabilities primarily related to its real estate leases on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.

2. REVENUE RECOGNITION

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by end market (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
End Market	2018	% of Revenue	2017 (1)	% of Revenue	2018	% of Revenue	2017 (1)	% of Revenue
Computing and storage	$47,658	29.8%	$29,020	22.5%	$115,584	27.0%	$74,103	21.7%
Automotive	19,785	12.4	12,857	10.0	57,857	13.5	38,042	11.1
Industrial	24,869	15.5	16,348	12.7	61,544	14.3	46,736	13.7
Communications	19,158	12.0	15,372	11.9	50,442	11.8	47,748	14.0
Consumer	48,505	30.3	55,342	42.9	143,458	33.4	134,870	39.5
Total	$159,975	100.0%	$128,939	100.0%	$428,885	100.0%	$341,499	100.0%

_____________

(1)	2017 amounts have not been adjusted under the modified retrospective method.

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. The Company also generates royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For the three months ended September 30, 2018 and 2017, approximately 87% and 88%, respectively, of the Company’s sales were made through distribution arrangements. For the nine months ended September 30, 2018 and 2017, approximately 87% and 88%, respectively, of the Company’s sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, state the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2018 and December 31, 2017, accounts receivable totaled $59.9 million and $38.0 million, respectively. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company did not recognize any impairment losses related to its receivables in any of the periods presented.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of September 30, 2018 and December 31, 2017, customer prepayments totaled $1.8 million and $4.7 million, respectively. The decrease in the customer prepayment balance for the nine months ended September 30, 2018 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the nine months ended September 30, 2018, the Company recognized $4.7 million of revenue that was included in the customer prepayment balance as of December 31, 2017.

Contract Costs

The Company pays sales commissions based on the achievement of pre-determined product sales targets. As the Company recognizes product sales at a point in time, sales commissions are expensed as incurred.

Warranty

The Company generally provides one to two-year warranties against defects in materials and workmanship and will either repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are generally based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or a product defect.

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

As of September 30, 2018, the Company’s unsatisfied performance obligations primarily included products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

Changes to Financial Statement Line Items

The following tables compare the impact on the financial statement line items between the application of Topic 606 and Topic 605 as of September 30, 2018, and for the three and nine months ended September 30, 2018. The significant changes between the two standards are primarily attributable to the following:

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

●	Under Topic 606, the Company recorded a cumulative effect of initially applying the standard to retained earnings. Under Topic 605, the Company would not have recorded this adjustment.

Condensed Consolidated Balance Sheet (in thousands):

	September 30, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Assets:
Accounts receivable	$59,887	$61,430	$(1,543)
Inventories	$136,790	$137,129	$(339)
Other current assets	$12,876	$10,556	$2,320
Total current assets	$557,401	$556,963	$438
Deferred tax assets, net	$12,852	$12,953	$(101)
Total assets	$763,157	$762,820	$337
Liabilities and Stockholders' Equity:
Accrued liabilities	$34,908	$35,190	$(282)
Total current liabilities	$85,507	$85,789	$(282)
Total liabilities	$152,993	$153,275	$(282)
Retained earnings	$180,819	$180,200	$619
Total stockholders' equity	$610,164	$609,545	$619
Total liabilities and stockholders' equity	$763,157	$762,820	$337

Condensed Consolidated Statement of Operations (in thousands, except per-share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Topic 606			Topic 606
Line Item	(As Reported)	Topic 605	Difference	(As Reported)	Topic 605	Difference
Revenue	$159,975	$159,723	$252	$428,885	$428,440	$445
Cost of revenue	$70,957	$70,848	$109	$190,810	$190,668	$142
Gross profit	$89,018	$88,875	$143	$238,075	$237,772	$303
Income from operations	$33,493	$33,350	$143	$80,411	$80,108	$303
Income before income taxes	$36,207	$36,064	$143	$85,798	$85,495	$303
Income tax provision	$4,639	$4,609	$30	$8,168	$8,104	$64
Net income	$31,568	$31,455	$113	$77,630	$77,391	$239
Net income per share - basic	$0.75	$0.74	$0.01	$1.84	$1.84	$-
Net income per share - diluted	$0.71	$0.70	$0.01	$1.75	$1.74	$0.01

Condensed Consolidated Statement of Comprehensive Income (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Topic 606			Topic 606
Line Item	(As Reported)	Topic 605	Difference	(As Reported)	Topic 605	Difference
Net income	$31,568	$31,455	$113	$77,630	$77,391	$239
Comprehensive income	$27,533	$27,420	$113	$70,077	$69,838	$239

Condensed Consolidated Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2018
	Topic 606
Line Item	(As Reported)	Topic 605	Difference
Cash flows from operating activities:
Net income	$77,630	$77,391	$239
Changes in operating assets and liabilities:
Accounts receivable	$(22,752)	$(23,394)	$642
Inventories	$(37,496)	$(37,835)	$339
Other assets	$(665)	$1,563	$(2,228)
Accrued liabilities	$4,635	$3,691	$944
Income tax liabilities	$528	$464	$64

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of September 30, 2018, 2.7 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$471	$453	$1,384	$1,264
Research and development	3,979	3,838	12,168	11,297
Selling, general and administrative	10,393	9,678	32,213	28,198
Total stock-based compensation expense	$14,843	$13,969	$45,765	$40,759
Tax benefit related to stock-based compensation	$764	$-	$2,723	$-

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91
Granted	93	$116.01	595 (1)	$82.64	-	$-	688	$87.16
Vested	(121)	$59.01	(636)	$40.78	-	$-	(757)	$43.69
Forfeited	(14)	$82.08	(6)	$63.16	-	$-	(20)	$76.57
Outstanding at September 30, 2018	216	$90.79	2,219	$59.92	1,620	$23.57	4,055	$47.04

_____________

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to vested RSUs was $13.9 million and $12.5 million for the three months ended September 30, 2018 and 2017, respectively. The intrinsic value related to vested RSUs was $79.0 million and $61.3 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total intrinsic value of all outstanding RSUs was $465.9 million, based on the closing stock price of $125.53. As of September 30, 2018, unamortized compensation expense related to all outstanding RSUs was $89.3 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price feature totaled $9.6 million for the nine months ended September 30, 2018. There were no proceeds for the nine months ended September 30, 2017.

Time-Based RSUs:

For the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors (the "Compensation Committee") granted 93,000 RSUs with time-based vesting conditions to non-executive employees and non-employee directors. The RSUs vest over four years for employees and one year for directors, subject to continued service with the Company.

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

2015 MPSUs:

On December 31, 2015, the Compensation Committee granted 86,000 MPSUs to the executive officers and 41,000 MPSUs to certain non-executive employees, which represent a target number of shares to be awarded upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consist of four separate tranches with various performance periods ending on December 31, 2019. The first tranche contains market conditions only, which require the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from January 1, 2016 to December 31, 2019. As of September 30, 2017, all five stock price targets for the first tranche have been achieved and approved by the Compensation Committee.

The second, third and fourth tranches contain both market conditions and performance conditions. Each tranche requires the achievement of five stock price targets measured against a base price equal to the greater of: (1) the average closing stock price during the 20 consecutive trading days immediately before the start of the performance period for that tranche, or (2) the closing stock price immediately before the start of the performance period for that tranche. The stock price targets for the second tranche range from $89.56 to $106.81 with a performance period from January 1, 2017 to December 31, 2019. As of December 31, 2017, all five stock price targets for the second tranche have been achieved and approved by the Compensation Committee. The stock price targets for the third tranche range from $120.80 to $135.48 with a performance period from January 1, 2018 to December 31, 2019. As of September 30, 2018, all five stock price targets for the third tranche have been achieved and approved by the Compensation Committee. The stock price targets for the fourth tranche will be determined on December 31, 2018 with a performance period from January 1, 2019 to December 31, 2019.

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

As of October 30, 2018, the first and the second operating metrics have been achieved and the determination of achievement was approved by the Compensation Committee.

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

For the first tranche, stock-based compensation expense is being recognized over the requisite service period. For the second, third and fourth tranches, stock-based compensation expense for each tranche is recognized if an operating metric has been achieved, or if management believes it is probable that an operating metric will be achieved during the performance periods in each reporting period. As of October 30, 2018, two operating metrics have been achieved, and based on management’s quarterly assessment, one additional operating metric was considered probable of being achieved during the performance periods. Accordingly, stock-based compensation expense is being recognized for the second, third and fourth tranches over the requisite service period.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2018 and 2017, 15,000 and 18,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2018 and 2017, 33,000 and 40,000 shares, respectively, were issued under the ESPP. As of September 30, 2018, 4.6 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The intrinsic value of the shares issued was $1.1 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the unamortized expense was $0.4 million, which will be recognized through the first quarter of 2019. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	30.8%	23.5%	29.5%	23.5%
Risk-free interest rate	2.2%	1.2%	2.0%	0.9%
Dividend yield	0.9%	0.8%	1.0%	0.9%

Cash proceeds from the shares issued under the ESPP were $3.0 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$41,679	$20,573
Work in process	43,112	40,030
Finished goods	51,999	38,678
Total	$136,790	$99,281

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid wafer purchase	$4,297	$6,217
Other prepaid expense	3,813	2,742
Interest receivable	1,413	1,352
Assets for product returns	2,320	-
Value-added tax receivable	396	1,235
Other	637	1,216
Total	$12,876	$12,762

Under Topic 606, “assets for product returns” primarily represent the carrying value of inventory the Company expects to recover from customers related to stock rotation returns. Prior to the adoption of Topic 606, such amounts were netted against the stock rotation reserve within current accrued liabilities.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Deferred compensation plan assets	$30,425	$28,080
Prepaid expense	1,588	897
Other	1,258	1,091
Total	$33,271	$30,068

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Dividends and dividend equivalents	$14,737	$9,248
Stock rotation and sales returns	7,464	2,647
Warranty	4,934	2,416
Income tax payable	1,911	2,861
Customer prepayments	1,818	4,742
Commissions	1,334	938
Sales rebate	380	1,036
Deferred income	-	1,845
Other	2,330	1,774
Total	$34,908	$27,507

A roll-forward of the warranty reserve is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,951	$2,627	$2,416	$1,030
Warranty provision for product sales	3,840	129	5,654	2,431
Settlements made	(36)	(161)	(100)	(710)
Unused warranty provision	(2,821)	(88)	(3,036)	(244)
Balance at end of period	$4,934	$2,507	$4,934	$2,507

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Deferred compensation plan liabilities	$30,412	$28,087
Dividend equivalents	5,818	4,881
Other	83	56
Total	$36,313	$33,024

5. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET

There have been no changes in the balance of goodwill during the three and nine months ended September 30, 2018.

Acquisition-related intangible assets consist of the following (in thousands):

	September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(857)	$161
Developed technologies	6,466	(6,319)	147
Total	$7,484	$(7,176)	$308

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Know-how	$1,018	$(704)	$314
Developed technologies	6,466	(5,829)	637
Total	$7,484	$(6,533)	$951

Amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2018 and 2017, amortization expense totaled $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense totaled $0.6 million and $1.5 million, respectively.

As of September 30, 2018, the estimated future amortization expense was as follows (in thousands):

2018 (remaining three months)	$198
2019	110
Total	$308

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$31,568	$23,642	$77,630	$53,132

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	42,362	41,458	42,173	41,276
Effect of dilutive securities	2,307	2,028	2,277	2,108
Weighted-average outstanding shares used to compute diluted net income per share	44,669	43,486	44,450	43,384

Net income per share:
Basic	$0.75	$0.57	$1.84	$1.29
Diluted	$0.71	$0.54	$1.75	$1.22

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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2018	2017	2018	2017	2018	2017
A (distributor)	23%	17%	21%	17%	21%	16%
B (distributor)	10%	15%	10%	*	16%	*
C (value-added reseller)	*	*	*	*	*	15%

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2018	2017	2018	2017
China	$91,509	$66,645	$245,580	$185,054
Taiwan	20,774	27,387	55,315	59,548
Europe	12,579	10,726	36,696	28,227
Korea	11,406	9,279	30,046	25,594
Southeast Asia	11,259	7,179	28,261	20,476
Japan	6,895	4,813	18,994	14,584
United States	5,375	2,781	13,404	7,711
Other	178	129	589	305
Total	$159,975	$128,939	$428,885	$341,499

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2018	2017	2018	2017
DC to DC	$147,727	$119,089	$394,492	$312,700
Lighting Control	12,248	9,850	34,393	28,799
Total	$159,975	$128,939	$428,885	$341,499

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2018	2017
China	$92,066	$89,472
United States	68,014	65,618
Taiwan	17,033	17,238
Bermuda	6,879	7,522
Other	810	388
Total	$184,802	$180,238

8. LITIGATION

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its shareholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of September 30, 2018, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	September 30,	December 31,
	2018	2017
Cash, cash equivalents and investments:
Cash	$105,859	$75,125
Money market funds	25,235	7,134
Corporate debt securities	190,924	203,807
U.S. treasuries and government agency bonds	24,230	13,024
Certificates of deposit	1,600	-
Auction-rate securities backed by student-loan notes	5,257	5,256
Total	$353,105	$304,346

	September 30,	December 31,
	2018	2017
Reported as:
Cash and cash equivalents	$131,094	$82,759
Short-term investments	216,754	216,331
Long-term investments	5,257	5,256
Total	$353,105	$304,346

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Due in less than 1 year	$111,908	$89,399
Due in 1 - 5 years	104,846	126,932
Due in greater than 5 years	5,257	5,256
Total	$222,011	$221,587

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$25,235	$-	$-	$25,235	$-
Corporate debt securities	192,581	2	(1,659)	190,924	187,359
U.S. treasuries and government agency bonds	24,419	-	(189)	24,230	24,230
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	5,570	-	(313)	5,257	5,257
Total	$249,405	$2	$(2,161)	$247,246	$216,846

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$7,134	$-	$-	$7,134	$-
Corporate debt securities	204,789	17	(999)	203,807	197,564
U.S. treasuries and government agency bonds	13,092	-	(68)	13,024	13,024
Auction-rate securities backed by student-loan notes	5,570	-	(314)	5,256	5,256
Total	$230,585	$17	$(1,381)	$229,221	$215,844

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$131,094	$82,759
Restricted cash included in other long-term assets	115	115
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$131,209	$82,874

Restricted cash includes a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end and any unused amount will be returned to the Company upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at September 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$25,235	$25,235	$-	$-
Corporate debt securities	190,924	-	190,924	-
U.S. treasuries and government agency bonds	24,230	-	24,230	-
Certificates of deposit	1,600	-	1,600	-
Auction-rate securities backed by student-loan notes	5,257	-	-	5,257
Mutual funds and money market funds under deferred compensation plan	16,284	16,284	-	-
Total	$263,530	$41,519	$216,754	$5,257

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$7,134	$7,134	$-	$-
Corporate debt securities	203,807	-	203,807	-
U.S. treasuries and government agency bonds	13,024	-	13,024	-
Auction-rate securities backed by student-loan notes	5,256	-	-	5,256
Mutual funds and money market funds under deferred compensation plan	16,625	16,625	-	-
Total	$245,846	$23,759	$216,831	$5,256

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities, which became illiquid in 2008. The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,			December 31,
	2018			2017
Time-to-liquidity (years)	2	-	3	2	-	3
Discount rate	5.4%	-	10.5%	4.5%	-	9.6%

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances in the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2018	2017
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$14,141	$11,455
Fair value of mutual funds and money market funds	16,284	16,625
Total	$30,425	$28,080

Deferred compensation plan assets reported in:
Other long-term assets	$30,425	$28,080

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$447	$356
Other long-term liabilities	30,412	28,087
Total	$30,859	$28,443

12. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$1,583	$1,346	$4,606	$3,938
Amortization of premium on available-for-sale securities	(314)	(490)	(1,122)	(1,494)
Gain on deferred compensation plan investments	717	636	949	1,902
Foreign currency exchange gain (loss)	700	(237)	915	(473)
Other	28	-	39	-
Total	$2,714	$1,255	$5,387	$3,873

13. INCOME TAXES

As of September 30, 2018, the Company has not adjusted its provisional tax estimates related to the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) that were recorded in the fourth quarter of 2017. These amounts remained as estimates and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on the Company’s ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three and nine months ended September 30, 2018 was $4.6 million, or 12.8% of pre-tax income, and $8.2 million, or 9.5% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by the Company’s subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three and nine months ended September 30, 2018, the Company’s effective tax rate included the estimated impact of $18.4 million and $46.2 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. In addition, during the first quarter of 2018, the Company paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of September 30, 2018, $1.9 million of the transition tax liability was recorded in current accrued liabilities and $20.1 million was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

As of September 30, 2018, the Company had $18.1 million of unrecognized tax benefits, $11.2 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2017, the Company had $16.3 million of unrecognized tax benefits, $9.1 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

Uncertain tax positions relate to the allocation of income and deductions between the Company’s global entities and to the determination of the research and development tax credit. It is reasonably possible that over the next twelve-month period, the Company may experience increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of September 30, 2018 and December 31, 2017, the Company has $0.8 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

In July 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the Internal Revenue Service ("IRS") did not violate the rule-making procedures required by the Administrative Procedures Act. In the case, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock based compensation costs. The Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion. The Company will continue to monitor developments related to this case and the potential impact on its financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$(1,364)	$3,177	$1,813
Other comprehensive income (loss) before reclassifications	(1,185)	4,389	3,204
Amounts reclassified from accumulated other comprehensive income (loss)	25	-	25
Net current period other comprehensive income (loss)	(1,160)	4,389	3,229
Balance as of March 31, 2018	(2,524)	7,566	5,042
Other comprehensive income (loss) before reclassifications	94	(6,862)	(6,768)
Amounts reclassified from accumulated other comprehensive income (loss)	21	-	21
Net current period other comprehensive income (loss)	115	(6,862)	(6,747)
Balance as of June 30, 2018	(2,409)	704	(1,705)
Other comprehensive income (loss) before reclassifications	242	(4,526)	(4,284)
Amounts reclassified from accumulated other comprehensive income (loss)	8	-	8
Tax effect	241	-	241
Net current period other comprehensive income (loss)	491	(4,526)	(4,035)
Balance as of September 30, 2018	$(1,918)	$(3,822)	$(5,740)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend declared per share	$0.30	$0.20	$0.90	$0.60
Total amount	$12,722	$8,301	$38,052	$24,822

As of September 30, 2018 and December 31, 2017, accrued dividends totaled $12.7 million and $8.3 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. As of September 30, 2018 and December 31, 2017, accrued dividend equivalents totaled $7.8 million and $5.8 million, respectively.

16. SUBSEQUENT EVENTS

Employee Equity Awards

2018 MSUs:

In October 2018, the Compensation Committee granted 60,000 MSUs to the executive officers and 60,000 MSUs to certain non-executive employees, which represent a target number of shares to be awarded upon achievement of stock price targets (“2018 MSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2018 MSUs if the Company achieves five stock price targets ranging from $140 to $172. The performance period for the first two stock price targets is from October 26, 2018 to December 31, 2021, and the performance period for the last three price targets is from October 26, 2018 to December 31, 2023.

Subject to the employees’ continued employment with the Company, the 2018 MSUs will fully vest on January 1, 2024 if the pre-determined stock price targets are met during the performance periods and approved by the Compensation Committee. In addition, the 2018 MSUs contain sales restrictions on the vested shares by employees for up to two years.

2019 PSUs:

In October 2018, the Compensation Committee granted 53,000 PSUs to certain non-executive employees, which represent a target number of shares to be awarded based on the Company’s 2020 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2019 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2019 Non-Executive PSUs will vest in the first quarter of 2021 if the pre-determined performance goals are met during the performance period and approved by the Compensation Committee. The remaining 2019 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Vesting is subject to the employees’ continued employment with the Company.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% for both the three months ended September 30, 2018 and 2017, and 88% and 89% for the nine months ended September 30, 2018 and 2017, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the consumer, computing and storage, industrial, automotive and communications markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

Except for the changes related to revenue recognition discussed in Note 1 and Note 2 to Condensed Consolidated Financial Statements, there have been no other significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The table below sets forth the data in the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands, except percentages)
Revenue	$159,975	100.0%	$128,939	100.0%	$428,885	100.0%	$341,499	100.0%
Cost of revenue	70,957	44.4	58,083	45.0	190,810	44.5	154,377	45.2
Gross profit	89,018	55.6	70,856	55.0	238,075	55.5	187,122	54.8
Operating expenses:
Research and development	25,630	16.0	21,442	16.6	70,720	16.5	60,629	17.8
Selling, general and administrative	29,552	18.5	25,255	19.6	85,431	19.9	73,219	21.4
Litigation expense	343	0.2	327	0.3	1,513	0.4	903	0.3
Total operating expenses	55,525	34.7	47,024	36.5	157,664	36.8	134,751	39.5
Income from operations	33,493	20.9	23,832	18.5	80,411	18.7	52,371	15.3
Interest and other income, net	2,714	1.7	1,255	1.0	5,387	1.3	3,873	1.2
Income before income taxes	36,207	22.6	25,087	19.5	85,798	20.0	56,244	16.5
Income tax provision	4,639	2.9	1,445	1.2	8,168	1.9	3,112	0.9
Net income	$31,568	19.7%	$23,642	18.3%	$77,630	18.1%	$53,132	15.6%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2018	% of Revenue	2017	% of Revenue	Change	2018	% of Revenue	2017	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$47,658	29.8%	$29,020	22.5%	64.2%	$115,584	27.0%	$74,103	21.7%	56.0%
Automotive	19,785	12.4	12,857	10.0	53.9%	57,857	13.5	38,042	11.1	52.1%
Industrial	24,869	15.5	16,348	12.7	52.1%	61,544	14.3	46,736	13.7	31.7%
Communications	19,158	12.0	15,372	11.9	24.6%	50,442	11.8	47,748	14.0	5.6%
Consumer	48,505	30.3	55,342	42.9	(12.4)%	143,458	33.4	134,870	39.5	6.4%
Total	$159,975	100.0%	$128,939	100.0%	24.1%	$428,885	100.0%	$341,499	100.0%	25.6%

Revenue for the three months ended September 30, 2018 was $160.0 million, an increase of $31.1 million, or 24.1%, from $128.9 million for the three months ended September 30, 2017. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 22% due to higher market demand, and average sales prices increased by 2% from the same period in 2017.

Revenue from the computing and storage market for the three months ended September 30, 2018 increased $18.6 million, or 64.2%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the automotive market increased $6.9 million, or 53.9%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $8.5 million, or 52.1%, from the same period in 2017. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the communications market increased $3.8 million, or 24.6%, from the same period in 2017. This increase was primarily driven by higher demand in networking applications. Revenue from the consumer market decreased $6.8 million, or 12.4%, from the same period in 2017. This decrease was primarily due to softness in demand for high volume consumer related products, particularly those sold in the greater China region. This decrease was partially offset by higher demand for products related to home appliance, specialty lighting and internet-of-things applications.

Revenue for the nine months ended September 30, 2018 was $428.9 million, an increase of $87.4 million, or 25.6%, from $341.5 million for the nine months ended September 30, 2017. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 17% due to higher market demand, and average sales prices increased by 6% from the same period in 2017.

Revenue from the computing and storage market for the nine months ended September 30, 2018 increased $41.5 million, or 56.0%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the automotive market increased $19.8 million, or 52.1%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $14.8 million, or 31.7%, from the same period in 2017. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the communications market increased $2.7 million, or 5.6%, from the same period in 2017. This increase was primarily driven by higher demand in networking applications. Revenue from the consumer market increased $8.6 million, or 6.4%, from the same period in 2017. This increase was primarily driven by higher demand for products related to home appliance, specialty lighting and internet-of-things applications, partially offset by softness in demand for high volume consumer related products, particularly those sold in the greater China region.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses. In addition, cost of revenue includes amortization for acquisition-related intangible assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
Cost of revenue	$70,957	$58,083	22.2%	$190,810	$154,377	23.6%
As a percentage of revenue	44.4%	45.0%		44.5%	45.2%
Gross profit	$89,018	$70,856	25.6%	$238,075	$187,122	27.2%
Gross margin	55.6%	55.0%		55.5%	54.8%

Cost of revenue was $71.0 million, or 44.4% of revenue, for the three months ended September 30, 2018, and $58.1 million, or 45.0% of revenue, for the three months ended September 30, 2017. The $12.9 million increase in cost of revenue was primarily due to a 22% increase in overall unit shipments, partially offset by a 4% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by a $3.7 million increase in inventory write-downs and a $1.0 million net increase in warranty expenses.

Gross margin was 55.6% for the three months ended September 30, 2018, compared with 55.0% for the three months ended September 30, 2017. The increase in gross margin was primarily due to increased sales of higher margin products, lower labor and manufacturing overhead costs and lower amortization expense due to certain intangible assets being fully amortized, partially offset by higher inventory write-downs and net warranty expenses as a percentage of revenue.

Cost of revenue was $190.8 million, or 44.5% of revenue, for the nine months ended September 30, 2018, and $154.4 million, or 45.2% of revenue, for the nine months ended September 30, 2017. The $36.4 million increase in cost of revenue was primarily due to a 17% increase in overall unit shipments, coupled with a 2% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an $8.7 million increase in inventory write-downs.

Gross margin was 55.5% for the nine months ended September 30, 2018, compared with 54.8% for the nine months ended September 30, 2017. The increase in gross margin was primarily due to increased sales of higher margin products, lower labor and manufacturing overhead costs and lower amortization expense due to certain intangible assets being fully amortized, partially offset by higher inventory write-downs as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
R&D expenses	$25,630	$21,442	19.5%	$70,720	$60,629	16.6%
As a percentage of revenue	16.0%	16.6%		16.5%	17.8%

R&D expenses were $25.6 million, or 16.0% of revenue, for the three months ended September 30, 2018, and $21.4 million, or 16.6% of revenue, for the three months ended September 30, 2017. The $4.2 million increase in R&D expenses was primarily due to an increase of $2.5 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.7 million in laboratory supplies, and an increase of $0.6 million in new product development expenses. Our R&D headcount was 692 employees as of September 30, 2018, compared with 624 employees as of September 30, 2017.

R&D expenses were $70.7 million, or 16.5% of revenue, for the nine months ended September 30, 2018, and $60.6 million, or 17.8% of revenue, for the nine months ended September 30, 2017. The $10.1 million increase in R&D expenses was primarily due to an increase of $5.2 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.9 million in new product development expenses, an increase of $1.7 million in laboratory supplies, and an increase of $0.9 million in stock-based compensation expenses mainly associated with the performance-based equity awards. These increases were partially offset by a $0.7 million decrease in depreciation.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except percentages)
SG&A expenses	$29,552	$25,255	17.0%	$85,431	$73,219	16.7%
As a percentage of revenue	18.5%	19.6%		19.9%	21.4%

SG&A expenses were $29.6 million, or 18.5% of revenue, for the three months ended September 30, 2018, and $25.3 million, or 19.6% of revenue, for the three months ended September 30, 2017. The $4.3 million increase in SG&A expenses was primarily due to an increase of $2.0 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.9 million in commission expenses driven by higher revenue, and an increase of $0.7 million in stock-based compensation expenses mainly associated with the performance-based equity awards. Our SG&A headcount was 424 employees as of September 30, 2018, compared with 378 employees as of September 30, 2017.

SG&A expenses were $85.4 million, or 19.9% of revenue, for the nine months ended September 30, 2018, and $73.2 million, or 21.4% of revenue, for the nine months ended September 30, 2017. The $12.2 million increase in SG&A expenses was primarily due to an increase of $4.3 million in compensation expenses, which include salary, benefits and bonuses, an increase of $4.0 million in stock-based compensation expenses mainly associated with the performance-based equity awards, and an increase of $2.9 million in commission expenses driven by higher revenue.

Litigation Expense

Litigation expense was $0.3 million for both the three months ended September 30, 2018 and 2017. Litigation expense was $1.5 million for the nine months ended September 30, 2018, compared with $0.9 million for the nine months ended September 30, 2017. The increase was primarily due to increased expenses on our ongoing lawsuits.

Interest and Other Income, Net

Interest and other income, net, was $2.7 million for the three months ended September 30, 2018, compared with $1.3 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $0.9 million in foreign currency exchange gain, an increase of $0.2 million in interest income as a result of higher investment balances and yields, and a decrease of $0.2 million in amortization of premium on available-for-sale securities.

Interest and other income, net, was $5.4 million for the nine months ended September 30, 2018, compared with $3.9 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $1.4 million in foreign currency exchange gain, an increase of $0.7 million in interest income as a result of higher investment balances and yields, and a decrease of $0.4 million in amortization of premium on available-for-sale securities, which was partially offset by a decrease of $1.0 million in income related to changes in the value of the deferred compensation plan investments.

Income Tax Provision

As of September 30, 2018, we have not adjusted our provisional tax estimates related to the 2017 Tax Act that were recorded in the fourth quarter of 2017. These amounts remained as estimates and, as permitted by Staff Accounting Bulletin No. 118, they will be refined through December 2018 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

The income tax provision for the three and nine months ended September 30, 2018 was $4.6 million, or 12.8% of pre-tax income, and $8.2 million, or 9.5% of pre-tax income, respectively. The effective tax rate differed from the federal statutory rate primarily because foreign income generated by our subsidiaries in Bermuda and China was taxed at lower rates, and because of certain stock-based compensation deductions. In addition, the effective tax rate was impacted by the inclusion of the global intangible low-taxed income ("GILTI") under the 2017 Tax Act.

For the three and nine months ended September 30, 2018, our effective tax rate included the estimated impact of $18.4 million and $46.2 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. In addition, during the first quarter of 2018, we paid the 2018 installment of $1.9 million related to the deemed repatriation transition tax liability. As of September 30, 2018, $1.9 million of the transition tax liability was recorded in current accrued liabilities and $20.1 million was recorded in long-term income tax liabilities on the Condensed Consolidated Balance Sheet.

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

Liquidity and Capital Resources

	September 30,	December 31,
	2018	2017
	(in thousands, except percentages)
Cash and cash equivalents	$131,094	$82,759
Short-term investments	216,754	216,331
Total cash, cash equivalents and short-term investments	$347,848	$299,090
Percentage of total assets	45.6%	45.8%

Total current assets	$557,401	$449,170
Total current liabilities	(85,507)	(65,917)
Working capital	$471,894	$383,253

As of September 30, 2018, we had cash and cash equivalents of $131.1 million and short-term investments of $216.8 million, compared with cash and cash equivalents of $82.8 million and short-term investments of $216.3 million as of December 31, 2017. As of September 30, 2018, $100.6 million of cash and cash equivalents and $108.0 million of short-term investments were held by our international subsidiaries. As a result of the enactment of the 2017 Tax Act, we currently plan to repatriate cash from our Bermuda subsidiary to fund our future expenditures in the U.S. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2018, we had working capital of $471.9 million, compared with working capital of $383.3 million as of December 31, 2017. The $88.6 million increase in working capital was due to a $108.2 million increase in current assets, partially offset by a $19.6 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, accounts receivable and inventories. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits, and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$93,861	$80,448
Net cash used in investing activities	(21,795)	(67,828)
Net cash used in financing activities	(21,669)	(22,684)
Effect of change in exchange rates	(2,062)	1,790
Net increase (decrease) in cash, cash equivalents and restricted cash	$48,335	$(8,274)

For the nine month ended September 30, 2018, net cash provided by operating activities was $93.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $41.9 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales and the timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. For the nine months ended September 30, 2017, net cash provided by operating activities was $80.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $25.1 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by higher sales and outstanding balances with certain customers with longer payment terms. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan and warranty expenses.

For the nine months ended September 30, 2018, net cash used in investing activities was $21.8 million, primarily due to purchases of property and equipment of $18.1 million, net purchases of short-term investments of $2.3 million, and net contributions to the deferred compensation plan of $1.4 million. For the nine months ended September 30, 2017, net cash used in investing activities was $67.8 million, primarily due to net purchases of short-term investments of $40.6 million, purchases of property and equipment of $25.1 million, and net contributions to the deferred compensation plan of $2.1 million.

For the nine months ended September 30, 2018, net cash used in financing activities was $21.7 million, primarily reflecting $34.4 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $12.7 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan. For the nine months ended September 30, 2017, net cash used in financing activities was $22.7 million, primarily reflecting $25.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $2.8 million of cash proceeds from stock option exercises and issuance of shares through our employee stock purchase plan.

We have a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. In addition, outstanding RSU awards contain rights to receive dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their service requirement and the awards do not vest. For the nine months ended September 30, 2018, we paid dividends and dividend equivalents totaling $34.4 million. For the nine months ended September 30, 2017, we paid dividends and dividend equivalents totaling $25.3 million.

In February 2018, our Board of Directors approved an increase in our quarterly cash dividends from $0.20 per share to $0.30 per share, effective for the dividends declared in the first quarter of 2018.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases from our foundries, assembly services and license arrangements. As of September 30, 2018, the outstanding balance under our purchase commitments was $67.7 million, compared with $52.6 million as of December 31, 2017.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installment over eight years through 2025. During the first quarter of 2018, we paid the 2018 installment of $1.9 million. As of September 30, 2018, the outstanding liability was $22.0 million.

Other long-term obligations include long-term liabilities reflected in our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2018, the outstanding obligations were $36.3 million, compared with $33.0 million as of December 31, 2017.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three and nine months ended September 30, 2018, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2017.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). We have implemented additional business processes and control activities, primarily related to variable consideration estimates and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our shareholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2018, there were no material pending legal proceedings to which we were a party.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the consumer, computing and storage, industrial, automotive and communications markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows;

•	the impact of tariffs on imports of foreign goods; and,

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been three rounds of U.S. tariffs on Chinese goods taking effect in July, August and September 2018 (some of which prompted retaliatory Chinese tariffs on U.S. goods) and with an additional U.S. tariff rate increase scheduled to take effect in January 2019. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2018, 89% and 88% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 23% and 21% of our total revenue for the three and nine months ended September 30, 2018, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers (“EMSs”). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 23% and 21% of our total revenue for the three and nine months ended September 30, 2018, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

The market for government-backed student loan auction-rate securities became illiquid in 2008. Since 2008, we have redeemed 87% of the original portfolio of our auction-rate securities at par and continue to hold $5.6 million in principal amount as of September 30, 2018. The underlying maturity of these auction-rate securities is up to 30 years. We have historically recorded temporary and other-than-temporary impairment charges on these investments. The valuation is subject to fluctuations in the future, which will depend on many factors, including the quality of underlying collateral, estimated time for liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Should there be further deterioration in the market for auction-rate securities, the value of our portfolio may decline, which may have an adverse impact on our cash position and our earnings. If the accounting rules for these securities change, there may be an adverse impact on our earnings.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the Export Administration Act, the Export Administration Regulations ("EAR") and other laws, regulations and requirements governing international trade and technology transfer. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

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

We may issue additional shares of common stock in the future in order to raise additional capital to fund our global operations or in connection with an acquisition. We also issue restricted stock units to employees, which convert into shares of common stock upon vesting. Any issuance of our common stock may result in immediate dilution to our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: November 2, 2018	/s/ T. Bernie Blegen

T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)