Form 10-Q
period 2019-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2019-05-10
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MPWR	The NASDAQ Global Select Market

There were 43,057,000 shares of the registrant’s common stock issued and outstanding as of May 3, 2019.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$181,769	$172,704
Short-term investments	177,255	204,577
Accounts receivable, net	58,889	55,214
Inventories	142,543	136,384
Other current assets	13,629	11,931
Total current assets	574,085	580,810
Property and equipment, net	205,497	150,001
Long-term investments	3,290	3,241
Goodwill	6,571	6,571
Deferred tax assets, net	16,779	16,830
Other long-term assets	41,987	35,979
Total assets	$848,209	$793,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,259	$22,678
Accrued compensation and related benefits	18,969	18,799
Other accrued liabilities	45,348	38,962
Total current liabilities	91,576	80,439
Income tax liabilities	34,375	34,375
Other long-term liabilities	42,007	38,525
Total liabilities	167,958	153,339
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 43,033 and 42,505, respectively	478,913	450,908
Retained earnings	202,378	194,728
Accumulated other comprehensive loss	(1,040)	(5,543)
Total stockholders’ equity	680,251	640,093
Total liabilities and stockholders’ equity	$848,209	$793,432

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$141,363	$129,150
Cost of revenue	63,357	57,655
Gross profit	78,006	71,495
Operating expenses:
Research and development	25,458	21,609
Selling, general and administrative	30,553	27,318
Litigation expense	278	531
Total operating expenses	56,289	49,458
Income from operations	21,717	22,037
Interest and other income, net	3,341	440
Income before income taxes	25,058	22,477
Income tax expense (benefit)	(1,123)	621
Net income	$26,181	$21,856

Net income per share:
Basic	$0.61	$0.52
Diluted	$0.58	$0.49
Weighted-average shares outstanding:
Basic	42,749	41,922
Diluted	45,232	44,282

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$26,181	$21,856
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,677	4,389
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $(98) and $0, respectively	826	(1,160)
Total other comprehensive income, net of tax	4,503	3,229
Comprehensive income	$30,684	$25,085

See accompanying notes to unaudited condensed consolidated financial statements.

 MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	26,181	-	26,181
Other comprehensive income	-	-	-	4,503	4,503
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,531)	-	(18,531)
Vesting of restricted stock units	514	10,383	-	-	10,383
Shares issued under the employee stock purchase plan	14	1,627	-	-	1,627
Stock-based compensation expense	-	15,995	-	-	15,995
Balance as of March 31, 2019	43,033	$478,913	$202,378	$(1,040)	$680,251

Balance as of January 1, 2018	41,614	$376,586	$143,608	$1,813	$522,007
Net income	-	-	21,856	-	21,856
Other comprehensive income	-	-	-	3,229	3,229
Dividends and dividend equivalents declared ($0.30 per share)	-	-	(13,586)	-	(13,586)
Exercise of stock options	1	16	-	-	16
Vesting of restricted stock units	512	7,793	-	-	7,793
Shares issued under the employee stock purchase plan	18	1,563	-	-	1,563
Stock-based compensation expense	-	15,049	-	-	15,049
Cumulative effect of a change in accounting principles	-	-	379	-	379
Balance as of March 31, 2018	42,145	$401,007	$152,257	$5,042	$558,306

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$26,181	$21,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,255	2,755
Loss on sales of property and equipment	14	-
Amortization of premium on available-for-sale securities	121	435
(Gain) loss on deferred compensation plan investments	(1,935)	66
Deferred taxes, net	(33)	-
Stock-based compensation expense	16,010	15,030
Changes in operating assets and liabilities:
Accounts receivable	(3,676)	(11,103)
Inventories	(6,171)	(12,590)
Other assets	(1,576)	(3,954)
Accounts payable	4,778	3,856
Accrued compensation and related benefits	4	(2,821)
Accrued liabilities	3,355	4,998
Income tax liabilities	(1,491)	(2,236)
Net cash provided by operating activities	38,836	16,292
Cash flows from investing activities:
Purchases of property and equipment	(58,376)	(7,400)
Acquisition of in-place leases	(981)	-
Purchases of short-term investments	-	(47,565)
Proceeds from maturities and sales of short-term investments	28,076	31,063
Proceeds from sales of property and equipment	1,456	-
Contributions to deferred compensation plan, net	(956)	(1,300)
Net cash used in investing activities	(30,781)	(25,202)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(10)	-
Proceeds from exercise of stock options	-	16
Proceeds from vesting of restricted stock units	10,383	7,793
Proceeds from shares issued under the employee stock purchase plan	1,627	1,563
Dividends and dividend equivalents paid	(12,761)	(8,339)
Net cash provided by (used in) financing activities	(761)	1,033
Effect of change in exchange rates	1,770	1,137
Net increase (decrease) in cash, cash equivalents and restricted cash	9,064	(6,740)
Cash, cash equivalents and restricted cash, beginning of period	172,818	82,874
Cash, cash equivalents and restricted cash, end of period	$181,882	$76,134

Supplemental disclosures for cash flow information:
Cash paid for taxes and interest	$393	$3,374
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$958	$2,491
Liability accrued for dividends and dividend equivalents	$18,534	$13,603

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future periods.

Summary of Significant Accounting Policies

Except for the changes related to leases discussed in Note 6, there have been no other changes to the Company’s significant accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires entities to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheets for leases with terms greater than 12 months. In addition, the standard applies to leases embedded in service or other arrangements. The Company adopted the standard on January 1, 2019 using the modified retrospective method and did not restate comparative periods, as permitted by the standard. In addition, the Company elected the transition practical expedients to not reassess whether its outstanding contracts contained or were leases, classification of its existing leases and lease terms.

Upon adoption, the Company recognized ROU assets and lease liabilities of its outstanding operating leases on the Condensed Consolidated Balance Sheets, primarily related to real estate. The adoption did not have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. See Note 6 for further discussion of the impact of the adoption on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of March 31, 2019

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations, cash flows and disclosures.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. These product sales were 99% and 97% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 8 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For the three months ended March 31, 2019 and 2018, 84% and 88%, respectively, of the Company’s sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Under certain consignment agreements, revenue is not recognized when the products are shipped and delivered to be held at customers’ designated locations because the Company continues to control the products and retain ownership, and the customers do not have an unconditional obligation to pay. The Company recognizes revenue when the customers consume the products from the consigned inventory locations or, in some cases, after a 60-day period from the delivery date has passed, at which time control transfers to the customers and the Company invoices them for payment.

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price, and recognizes that reduction in the same period the associated revenue is recognized. Three U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

In addition, certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in accordance with the contract terms. The Company estimates the stock rotation returns based on an analysis of historical returns, and the current level of inventory in the distribution channel. The Company records a liability for the stock rotation reserve, with a corresponding reduction to revenue. In addition, the Company recognizes an asset for product returns which represents the right to recover products from the customers related to stock rotations, with a corresponding reduction to cost of revenue.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2019 and December 31, 2018, accounts receivable totaled $58.9 million and $55.2 million, respectively. The Company did not record any allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of March 31, 2019 and December 31, 2018, customer prepayments totaled $2.9 million and $2.5 million, respectively. The increase in the customer prepayment balance for the three months ended March 31, 2019 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the three months ended March 31, 2019, the Company recognized $2.4 million of revenue that was included in the customer prepayment balance as of December 31, 2018.

Contract Costs

The Company pays sales commissions based on the achievement of pre-determined product sales targets. As the Company recognizes product sales at a point in time, sales commissions are expensed as incurred.

Practical Expedients

The Company’s standard payment terms generally require customers to pay 30 to 60 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within two weeks. The Company has elected not to determine whether contacts with customers contain significant financing components.

As of March 31, 2019, the Company’s unsatisfied performance obligations primarily included products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in April 2013, and the stockholders approved it in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on November 13, 2024. As of March 31, 2019, 1.6 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$531	$433
Research and development	4,429	3,995
Selling, general and administrative	11,050	10,602
Total stock-based compensation expense	$16,010	$15,030
Tax benefit related to stock-based compensation	$838	$1,131

Restricted Stock Units (“RSUs”)

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares		Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	240	$95.38	2,174		$61.61	2,219	$35.69	4,633	$50.94
Granted	26	$130.67	311	(1)	$107.14	-	$-	337	$108.93
Vested	(33)	$77.83	(400)		$56.71	(81)	$23.57	(514)	$52.86
Forfeited	(2)	$89.22	-		$-	(1)	$68.48	(3)	$83.26
Outstanding at March 31, 2019	231	$101.91	2,085		$69.34	2,137	$36.14	4,453	$55.09

_____________

(1)

Amount reflects the number of PSUs and MPSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period. In addition, MPSUs are subject to the achievement of market conditions.

The intrinsic value related to vested RSUs was $57.7 million and $49.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total intrinsic value of all outstanding RSUs was $559.8 million, based on the closing stock price of $135.49. As of March 31, 2019, unamortized compensation expense related to all outstanding RSUs was $145.2 million with a weighted-average remaining recognition period of approximately 3.5 years.

Cash proceeds from vested PSUs with a purchase price totaled $10.4 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively.

Time-Based RSUs:

For the three months ended March 31, 2019, the Compensation Committee granted 26,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs vest over four years for employees and one year for directors, subject to continued service with the Company.

2019 PSUs:

In February 2019, the Compensation Committee granted 151,000 PSUs to the executive officers, which represent a target number of shares to be earned based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2019 Executive PSUs. 50% of the 2019 Executive PSUs will vest in the first quarter of 2021 if the pre-determined performance goals are met during the performance period. The remaining 2019 Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2019 Executive PSUs is $46.6 million.

The 2019 Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. Shares that do not vest will not be subject to the purchase price payment. The Company determined the grant date fair value of the 2019 Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $130.67, expected term of 2.6 years, expected volatility of 29.0% and risk-free interest rate of 2.5%.

Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2019 and 2018, 14,000 and 18,000 shares, respectively, were issued under the ESPP. As of March 31, 2019, 4.5 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the unamortized expense was $0.4 million, which will be recognized through the third quarter of 2019. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	0.5	0.5
Expected volatility	37.3%	28.2%
Risk-free interest rate	2.5%	1.8%
Dividend yield	1.2%	1.0%

Cash proceeds from the shares issued under the ESPP were $1.6 million for both the three months ended March 31, 2019 and 2018.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$43,142	$43,017
Work in process	39,402	38,674
Finished goods	59,999	54,693
Total	$142,543	$136,384

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
RSU tax withholding proceeds receivable	$4,331	$39
Prepaid expense	3,298	3,425
Assets for product returns	2,225	1,602
Interest receivable	1,457	1,441
Value-added tax receivable	505	423
Prepaid wafer refund receivable	-	4,297
Other	1,813	704
Total	$13,629	$11,931

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred compensation plan assets	$34,861	$31,970
Prepaid expense	2,775	2,713
Operating lease ROU assets	2,770	-
Other	1,581	1,296
Total	$41,987	$35,979

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Dividends and dividend equivalents	$21,289	$15,044
Stock rotation and sales returns	7,580	5,363
Income tax payable	5,527	7,018
Customer prepayments	2,927	2,520
Warranty	2,045	4,564
Commissions	1,661	1,369
Operating lease liabilities	1,158	-
Other	3,161	3,084
Total	$45,348	$38,962

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred compensation plan liabilities	$35,310	$32,283
Dividend equivalents	5,670	6,145
Operating lease liabilities	996	-
Other	31	97
Total	$42,007	$38,525

5. REAL ESTATE TRANSACTION

In March 2019, the Company completed the purchase of an office building and land located in Kirkland, Washington for $52.9 million in cash. The property also has in-place leases which were assumed by the Company. The Company accounted for the purchase as an asset acquisition and capitalized $0.4 million of transaction costs. The consideration paid was allocated to the individual assets based on their relative fair values as follows (in thousands):

Building	$30,078
Land	22,254
In-place leases	981
Total	$53,313

The fair value of the building was determined based on the income approach, which considered the discounted cash flows and direct capitalization analysis, and the sales comparison approach. The fair value of land was determined based on the sales comparison approach. The fair value of the in-place leases was determined primarily based on the analysis of the economic benefits of certain cost savings to acquire new tenants.

The building is depreciated over a useful life of 40 years and the in-place leases are amortized over the average remaining lease terms of 3.5 years. Land is not depreciated.

6. LEASES

The Company has operating leases for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units, and certain equipment. The leases have remaining lease terms from one to four years. Some of the leases include renewal options which can extend the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

As permitted by Topic 842, the Company does not recognize leases with a term of 12 months or less on the Condensed Consolidated Balance Sheets. For all lease arrangements that contain lease and nonlease components, the Company has elected the practical expedient to combine them as single lease components. As of March 31, 2019, operating lease ROU assets totaled $2.8 million and operating lease liabilities totaled $2.2 million. The Company recognizes operating lease costs on a straight-line basis over the lease term.

Because the implicit rate in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the remaining lease payments.

The following tables summarize certain information related to the leases (in thousands, except years and percentages):

Three Months Ended
March 31, 2019
Lease costs:
Operating lease costs	$305
Short-term lease costs	98
Total lease costs	$403

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$304
ROU assets obtained in exchange for operating lease liabilities (1)	$2,264

March 31, 2019
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate	4.1%

____________

(1) Includes $2.2 million for operating leases existing on January 1, 2019 and $0.1 million for new operating leases that commenced during the three months ended March 31, 2019.

As of March 31, 2019, the maturities of the lease liabilities are as follows (in thousands):

2019 (remaining nine months)	$957
2020	859
2021	254
2022	193
2023	58
Total remaining lease payments	2,321
Less: imputed interest	(167)
Total lease liabilities	$2,154
Reported as:
Current liabilities	$1,158
Long-term liabilities	$996

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$26,181	$21,856

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	42,749	41,922
Effect of dilutive securities	2,483	2,360
Weighted-average outstanding shares used to compute diluted net income per share	45,232	44,282

Net income per share:
Basic	$0.61	$0.52
Diluted	$0.58	$0.49

8. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance analog solutions for the computing and storage, automotive, industrial, communications and consumer markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2019	2018	2019	2018
A (distributor)	23%	20%	22%	25%
B (distributor)	*	10%	17%	16%

___________

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2019	2018
China	$76,198	$72,865
Taiwan	21,347	16,391
Europe	12,984	11,465
Korea	9,611	9,787
Southeast Asia	8,672	9,024
Japan	6,642	5,613
United States	5,806	3,755
Other	103	250
Total	$141,363	$129,150

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2019	2018
DC to DC	$132,711	$119,268
Lighting Control	8,652	9,882
Total	$141,363	$129,150

The following is a summary of property and equipment, net by geographic regions (in thousands):

	March 31,	December 31,
Country	2019	2018
China	$98,117	$93,096
United States	89,720	39,054
Taiwan	16,854	16,972
Other	806	879
Total	$205,497	$150,001

9. COMMITMENTS AND CONTINGENCIES

Product Warranties

The following table presents changes in the warranty reserve (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$4,564	$2,416
Warranty provision for product sales	268	1,479
Settlements made	(2,271)	(55)
Unused warranty provision	(516)	(100)
Balance at end of period	$2,045	$3,740

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchase of goods or services, which primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of March 31, 2019, the Company’s outstanding purchase obligations totaled approximately $79.1 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2019, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and short-term and long-term investments (in thousands):

	March 31,	December 31,
	2019	2018
Cash, cash equivalents and investments:
Cash	$125,687	$131,569
Money market funds	56,082	41,135
Corporate debt securities	143,453	170,909
U.S. treasuries and government agency bonds	32,202	32,068
Certificates of deposit	1,600	1,600
Auction-rate securities backed by student-loan notes	3,290	3,241
Total	$362,314	$380,522

	March 31,	December 31,
	2019	2018
Reported as:
Cash and cash equivalents	$181,769	$172,704
Short-term investments	177,255	204,577
Long-term investments	3,290	3,241
Total	$362,314	$380,522

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Due in less than 1 year	$119,617	$125,845
Due in 1 - 5 years	57,638	78,732
Due in greater than 5 years	3,290	3,241
Total	$180,545	$207,818

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$56,082	$-	$-	$56,082	$-
Corporate debt securities	144,041	44	(632)	143,453	123,828
U.S. treasuries and government agency bonds	32,257	10	(65)	32,202	22,879
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,570	-	(280)	3,290	3,290
Total	$237,550	$54	$(977)	$236,627	$149,997

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$41,135	$-	$-	$41,135	$-
Corporate debt securities	172,288	7	(1,386)	170,909	166,204
U.S. treasuries and government agency bonds	32,207	2	(141)	32,068	28,507
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,570	-	(329)	3,241	3,241
Total	$250,800	$9	$(1,856)	$248,953	$197,952

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$181,769	$172,704
Restricted cash included in other long-term assets	113	114
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$181,882	$172,818

Restricted cash includes a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end and any unused amount will be returned to the Company upon the expiration of the lease.

11. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at March 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$56,082	$56,082	$-	$-
Corporate debt securities	143,453	-	143,453	-
U.S. treasuries and government agency bonds	32,202	-	32,202	-
Certificates of deposit	1,600		1,600
Auction-rate securities backed by student-loan notes	3,290	-	-	3,290
Mutual funds and money market funds under deferred compensation plan	20,873	20,873	-	-
Total	$257,500	$76,955	$177,255	$3,290

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$41,135	$41,135	$-	$-
Corporate debt securities	170,909	-	170,909	-
U.S. treasuries and government agency bonds	32,068	-	32,068	-
Certificates of deposit	1,600		1,600
Auction-rate securities backed by student-loan notes	3,241	-	-	3,241
Mutual funds and money market funds under deferred compensation plan	18,867	18,867	-	-
Total	$267,820	$60,002	$204,577	$3,241

__________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2019	$3,241
Change in unrealized gain included in other comprehensive income	49
Balance at March 31, 2019	$3,290

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31,			December 31,
	2019			2018
Time-to-liquidity (in years)	2	-	3	2	-	3
Discount rate	4.6%	-	9.9%	4.9%	-	10.1%

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2019	2018
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$13,988	$13,103
Fair value of mutual funds and money market funds	20,873	18,867
Total	$34,861	$31,970

Deferred compensation plan assets reported in:
Other long-term assets	$34,861	$31,970

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$425	$447
Other long-term liabilities	35,310	32,283
Total	$35,735	$32,730

13. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$1,696	$1,460
Amortization of premium on available-for-sale securities	(121)	(435)
Gain (loss) on deferred compensation plan investments	1,935	(186)
Foreign currency exchange loss	(201)	(399)
Other	32	-
Total	$3,341	$440

14. INCOME TAXES

The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

 The income tax benefit for the three months ended March 31, 2019 was $1.1 million, or 4.5% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income ("GILTI") tax.

 The income tax expense for the three months ended March 31, 2018 was $0.6 million, or 2.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

 For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate included the estimated impact of $15.5 million and $12.4 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost.

The Company’s uncertain tax positions relate to the allocation of income and deductions between the Company’s global entities and to the determination of the research and development tax credit. It is reasonably possible that over the next twelve-month period, the Company may experience increases or decreases in its unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

In July 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the Internal Revenue Service ("IRS") did not violate the rule-making procedures required by the Administrative Procedures Act. In the case, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock based compensation costs. The Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion. At this time, the Treasury Department has not withdrawn the requirement from its regulations to include stock-based compensation in the cost pool to be shared under a cost-sharing arrangement. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustments as of March 31, 2019. The Company will continue to monitor developments related to this case and the potential impact on its financial statements.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Losses on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$(1,638)	$(3,905)	$(5,543)
Other comprehensive income before reclassifications	924	3,677	4,601
Tax effect	(98)	-	(98)
Net current period other comprehensive income	826	3,677	4,503
Balance as of March 31, 2019	$(812)	$(228)	$(1,040)

16. DIVIDENDS AND DIVIDEND EQUIVALENTS

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

	Three Months Ended March 31,
	2019	2018
Dividend declared per share	$0.40	$0.30
Total amount	$17,180	$12,644

As of March 31, 2019 and December 31, 2018, accrued dividends totaled $17.2 million and $12.8 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, and other factors that the Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

The Company anticipates that cash used for future dividend payments will come from its current domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from its Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their requisite service requirement and the awards do not vest. As of March 31, 2019 and December 31, 2018, accrued dividend equivalents totaled $9.8 million and $8.4 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2019 and beyond,

•	the factors that we believe will impact our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the "2017 Tax Act") on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our international subsidiaries,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

We work with third parties to manufacture and assemble our integrated circuits ("ICs"). This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. For the three months ended March 31, 2019 and 2018, our revenue from sales to customers in Asia was 87% and 88%, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three months ended March 31, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2019		2018
	(in thousands, except percentages)
Revenue	$141,363	100.0%	$129,150	100.0%
Cost of revenue	63,357	44.8	57,655	44.6
Gross profit	78,006	55.2	71,495	55.4
Operating expenses:
Research and development	25,458	18.0	21,609	16.7
Selling, general and administrative	30,553	21.6	27,318	21.2
Litigation expense	278	0.2	531	0.4
Total operating expenses	56,289	39.8	49,458	38.3
Income from operations	21,717	15.4	22,037	17.1
Interest and other income, net	3,341	2.3	440	0.3
Income before income taxes	25,058	17.7	22,477	17.4
Income tax expense (benefit)	(1,123)	(0.8)	621	0.5
Net income	$26,181	18.5%	$21,856	16.9%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2019	% of Revenue	2018	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$39,188	27.7%	$30,970	24.0%	26.5%
Automotive	20,517	14.5	17,732	13.7	15.7%
Industrial	21,340	15.1	17,554	13.6	21.6%
Communications	22,182	15.7	15,750	12.2	40.8%
Consumer	38,136	27.0	47,144	36.5	(19.1)%
Total	$141,363	100.0%	$129,150	100.0%	9.5%

Revenue for the three months ended March 31, 2019 was $141.4 million, an increase of $12.2 million, or 9.5%, from $129.2 million for the three months ended March 31, 2018. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 13% due to higher market demand, and average sales prices decreased by approximately 2% from the same period in 2018.

Revenue from the computing and storage market for the three months ended March 31, 2019 increased $8.2 million, or 26.5%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook market. Revenue from the automotive market increased $2.8 million, or 15.7%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $3.8 million, or 21.6%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market increased $6.4 million, or 40.8%, from the same period in 2018. This increase was primarily driven by higher demand in networking applications. Revenue from the consumer market decreased $9.0 million, or 19.1%, from the same period in 2018. This decrease was primarily due to softness in demand for high volume consumer-related products, particularly those sold in the greater China region, as well as lower sales from chargers and gaming products. This decrease was partially offset by higher demand for home appliance products.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentages)
Cost of revenue	$63,357	$57,655	9.9%
As a percentage of revenue	44.8%	44.6%
Gross profit	$78,006	$71,495	9.1%
Gross margin	55.2%	55.4%

Cost of revenue was $63.4 million, or 44.8% of revenue, for the three months ended March 31, 2019, and $57.7 million, or 44.6% of revenue, for the three months ended March 31, 2018. The $5.7 million increase in cost of revenue was primarily due to a 13% increase in overall unit shipments and a 6% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a $1.6 million decrease in warranty expense and a $1.1 million decrease in inventory write-downs.

Gross margin was 55.2% for the three months ended March 31, 2019, compared with 55.4% for the three months ended March 31, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower manufacturing overhead costs, warranty expenses and inventory write-downs as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentages)
R&D expenses	$25,458	$21,609	17.8%
As a percentage of revenue	18.0%	16.7%

R&D expenses were $25.5 million, or 18.0% of revenue, for the three months ended March 31, 2019, and $21.6 million, or 16.7% of revenue, for the three months ended March 31, 2018. The $3.9 million increase in R&D expenses was primarily due to an increase of $1.5 million in new product development expenses, an increase of $0.8 million in expenses related to changes in the value of the deferred compensation plan liabilities, an increase of $0.6 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.5 million in depreciation, and an increase of $0.4 million in stock-based compensation expenses mainly associated with performance-based equity awards. Our R&D headcount was 708 employees as of March 31, 2019, compared with 644 employees as of March 31, 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentages)
SG&A expenses	$30,553	$27,318	11.8%
As a percentage of revenue	21.6%	21.2%

SG&A expenses were $30.6 million, or 21.6% of revenue, for the three months ended March 31, 2019, and $27.3 million, or 21.2% of revenue, for the three months ended March 31, 2018. The $3.3 million increase in SG&A expenses was primarily due to an increase of $1.2 million in expenses related to changes in the value of the deferred compensation plan liabilities, an increase of $0.5 million in compensation expenses, which include salary, benefits and bonuses, an increase of $0.5 million in professional service fees, an increase of $0.4 million in stock-based compensation expenses mainly associated with performance-based equity awards, and an increase of $0.2 million in commission expenses driven by higher revenue. Our SG&A headcount was 454 employees as of March 31, 2019, compared with 386 employees as of March 31, 2018.

Litigation Expense

Litigation expense was $0.3 million for the three months ended March 31, 2019, compared with $0.5 million for the three months ended March 31, 2018. The decrease was primarily due to lower expenses incurred on an ongoing lawsuit in which we are the plaintiff.

Interest and Other Income, Net

Interest and other income, net, was $3.3 million for the three months ended March 31, 2019, compared with $0.4 million for the three months ended March 31, 2018. The increase was primarily due to an increase of $2.1 million in income related to changes in the value of the deferred compensation plan investments, a decrease of $0.3 million in amortization of premium on available-for-sale securities, an increase of $0.2 million in interest income as a result of higher investment balances and yields, and a decrease of $0.2 million in foreign currency exchange loss.

Income Tax Expense (Benefit)

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax benefit for the three months ended March 31, 2019 was $1.1 million, or 4.5% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income ("GILTI") tax.

 The income tax expense for the three months ended March 31, 2018 was $0.6 million, or 2.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

 For the three months ended March 31, 2019 and 2018, our effective tax rate included the estimated impact of $15.5 million and $12.4 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost.

Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
	(in thousands, except percentages)
Cash and cash equivalents	$181,769	$172,704
Short-term investments	177,255	204,577
Total cash, cash equivalents and short-term investments	$359,024	$377,281
Percentage of total assets	42.3%	47.6%

Total current assets	$574,085	$580,810
Total current liabilities	(91,576)	(80,439)
Working capital	$482,509	$500,371

As of March 31, 2019, we had cash and cash equivalents of $181.8 million and short-term investments of $177.3 million, compared with cash and cash equivalents of $172.7 million and short-term investments of $204.6 million as of December 31, 2018. As of March 31, 2019, $114.4 million of cash and cash equivalents and $82.2 million of short-term investments were held by our international subsidiaries. For the three months ended March 31, 2019, we repatriated $75 million of cash from our Bermuda subsidiary to the U.S. The proceeds are primarily used to fund our cash dividend payments and real estate purchases. We may repatriate additional cash from our Bermuda subsidiary to fund our future expenditures. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2019, we had working capital of $482.5 million, compared with working capital of $500.4 million as of December 31, 2018. The $17.9 million decrease in working capital was due to an $11.2 million increase in current liabilities, coupled with a $6.7 million decrease in current assets. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities. The decrease in current assets was primarily due to a decrease in short-term investments, which was partially offset by an increase in cash and cash equivalents, accounts receivable, inventories and other current assets. As of March 31, 2019, total cash, cash equivalents and short investments decreased $18.3 million compared to the balance as of December 31, 2018, primarily due to the purchase of a building and land in Kirkland, Washington, which was partially offset by additional cash generated from operations.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$38,836	$16,292
Net cash used in investing activities	(30,781)	(25,202)
Net cash provided by (used in) financing activities	(761)	1,033
Effect of change in exchange rates	1,770	1,137
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,064	$(6,740)

For the three months ended March 31, 2019, net cash provided by operating activities was $38.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $4.8 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by timing of shipments in the last month of the quarter and sales to customers with longer payment terms. The increase in inventories was primarily driven by an increase in finished goods to meet current demand and future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.  For the three months ended March 31, 2018, net cash provided by operating activities was $16.3 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $23.9 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth.

 For the three months ended March 31, 2019, net cash used in investing activities was $30.8 million, primarily due to purchases of property and equipment of $58.4 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million, and net contributions to the deferred compensation plan of $1.0 million.  Cash used in investing activities was partially offset by proceeds from maturities and sales of investments of $28.1 million and sales of property and equipment of $1.5 million. For the three months ended March 31, 2018, net cash used in investing activities was $25.2 million, primarily due to purchases of property and equipment of $7.4 million, net purchases of short-term investments of $16.5 million, and net contributions to the deferred compensation plan of $1.3 million.

For the three months ended March 31, 2019, net cash used in financing activities was $0.8 million, primarily reflecting $12.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $12.0 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan. For the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million, primarily reflecting $9.4 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan, partially offset by $8.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs.

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

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our current domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from our Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of March 31, 2019, the outstanding balance under our purchase commitments was $79.1 million, compared with $61.4 million as of December 31, 2018.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2019, the outstanding liability was $22.1 million.

Other long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2019, the outstanding obligations were $42.0 million, compared with $38.5 million as of December 31, 2018.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have implemented additional business processes and control activities, primarily related to the analysis of lease contracts, recognition of the right-of-use assets and lease liabilities, and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2019, there were no material pending legal proceedings to which we were a party.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the computing and storage, automotive, industrial, communications and consumer markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows;

•	the impact of tariffs on imports of foreign goods; and

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in July, August, September 2018, and one round which took effect in May 2019 (some of which prompted retaliatory Chinese tariffs on U.S. goods). The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. computing and storage, automotive, industrial, communications and consumer);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	the impact of the 2017 Tax Act on our income tax provision, financial condition and cash flows;

•	the impact of tariffs on imports between the U.S. and China;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2019, 87% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export license;

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 22% of our total revenue for the three months ended March 31, 2019. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers ("EMS"). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 22% of our total revenue for the three months ended March 31, 2019. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

In December 2017, the 2017 Tax Act was enacted and included a broad range of tax reforms, including changes to the corporate tax rate, business deductions and international tax provisions. Many of these provisions significantly differed from prior U.S. tax law, resulting in material tax accounting implications for us. Some of the significant new requirements included, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings, a remeasurement of our deferred taxes due to the change in the corporate tax rate, taxation of certain global intangible low-taxed income under the international tax provisions, and limitations on the deductibility of performance-based compensation for officers. Any increase in our income tax expense as a result of the 2017 Tax Act could have a material negative impact on our results of operations and financial condition. In addition, the deemed repatriation transition tax liability, which is payable in installments over eight years, adversely impacts our cash flows. Any changes to our corporate tax planning and strategies as a result of the 2017 Tax Act may not result in a favorable impact on our income tax expense in future periods.

The calculation of the tax impact under the 2017 Tax Act is complex. It requires the collection and analysis of extensive information, the use of estimates and the exercise of significant judgment in determining our tax provision. As we continue to evaluate our existing processes and controls necessary to address the financial reporting effects of the 2017 Tax Act, we also expect further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies. If we fail to correctly interpret the tax law or implement effective internal controls on gathering, analyzing and reviewing data used in our calculations, our income tax provision could be misstated, which could have a material adverse impact on our results of operations and financial condition.

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

Dated: May 10, 2019
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)