Form 10-Q
period 2019-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2019-08-02
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 43,244,000 shares of the registrant’s common stock issued and outstanding as of July 29, 2019.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$197,012	$172,704
Short-term investments	169,459	204,577
Accounts receivable, net	55,398	55,214
Inventories	143,622	136,384
Other current assets	19,645	11,931
Total current assets	585,136	580,810
Property and equipment, net	213,830	150,001
Long-term investments	3,215	3,241
Goodwill	6,571	6,571
Deferred tax assets, net	16,686	16,830
Other long-term assets	42,675	35,979
Total assets	$868,113	$793,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,544	$22,678
Accrued compensation and related benefits	22,960	18,799
Other accrued liabilities	38,616	38,962
Total current liabilities	88,120	80,439
Income tax liabilities	32,402	34,375
Other long-term liabilities	43,437	38,525
Total liabilities	163,959	153,339
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 43,234 and 42,505, respectively	503,759	450,908
Retained earnings	204,533	194,728
Accumulated other comprehensive loss	(4,138)	(5,543)
Total stockholders’ equity	704,154	640,093
Total liabilities and stockholders’ equity	$868,113	$793,432

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$151,007	$139,761	$292,370	$268,911
Cost of revenue	67,782	62,197	131,139	119,852
Gross profit	83,225	77,564	161,231	149,059
Operating expenses:
Research and development	27,545	23,481	53,003	45,091
Selling, general and administrative	35,058	28,561	65,611	55,879
Litigation expense	503	640	781	1,171
Total operating expenses	63,106	52,682	119,395	102,141
Income from operations	20,119	24,882	41,836	46,918
Interest and other income, net	2,229	2,232	5,569	2,673
Income before income taxes	22,348	27,114	47,405	49,591
Income tax expense	1,655	2,908	531	3,529
Net income	$20,693	$24,206	$46,874	$46,062

Net income per share:
Basic	$0.48	$0.57	$1.09	$1.09
Diluted	$0.45	$0.55	$1.03	$1.04
Weighted-average shares outstanding:
Basic	43,109	42,237	42,929	42,079
Diluted	45,483	44,400	45,358	44,341

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$20,693	$24,206	$46,874	$46,062
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,709)	(6,862)	(32)	(2,473)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $(64), $0, $(162) and $0, respectively	611	115	1,437	(1,045)
Other comprehensive income (loss), net of tax	(3,098)	(6,747)	1,405	(3,518)
Comprehensive income	$17,595	$17,459	$48,279	$42,544

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2019	43,033	$478,913	$202,378	$(1,040)	$680,251
Net income	-	-	20,693	-	20,693
Other comprehensive loss	-	-	-	(3,098)	(3,098)
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,538)	-	(18,538)
Vesting of restricted stock units	201	2,088	-	-	2,088
Stock-based compensation expense	-	22,758	-	-	22,758
Balance as of June 30, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2018	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of April 1, 2018	42,145	$401,007	$152,257	$5,042	$558,306
Net income	-	-	24,206	-	24,206
Other comprehensive loss	-	-	-	(6,747)	(6,747)
Dividends and dividend equivalents declared ($0.30 per share)	-	-	(13,604)	-	(13,604)
Exercise of stock options	3	43	-	-	43
Vesting of restricted stock units	137	916	-	-	916
Stock-based compensation expense	-	15,900	-	-	15,900
Balance as of June 30, 2018	42,285	$417,866	$162,859	$(1,705)	$579,020

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	46,874	-	46,874
Other comprehensive income	-	-	-	1,405	1,405
Dividends and dividend equivalents declared ($0.80 per share)	-	-	(37,069)	-	(37,069)
Vesting of restricted stock units	715	12,471	-	-	12,471
Shares issued under the employee stock purchase plan	14	1,627	-	-	1,627
Stock-based compensation expense	-	38,753	-	-	38,753
Balance as of June 30, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2018	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2018	41,614	$376,586	$143,608	$1,813	$522,007
Net income	-	-	46,062	-	46,062
Other comprehensive loss	-	-	-	(3,518)	(3,518)
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(27,190)	-	(27,190)
Exercise of stock options	4	59	-	-	59
Vesting of restricted stock units	649	8,709	-	-	8,709
Shares issued under the employee stock purchase plan	18	1,562	-	-	1,562
Stock-based compensation expense	-	30,950	-	-	30,950
Cumulative effect of a change in accounting principles	-	-	379	-	379
Balance as of June 30, 2018	42,285	$417,866	$162,859	$(1,705)	$579,020

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$46,874	$46,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,994	5,830
Loss on sales of property and equipment	15	-
Amortization of premium on available-for-sale securities	216	808
Gain on deferred compensation plan investments	(2,555)	(233)
Deferred taxes, net	(20)	12
Stock-based compensation expense	38,719	30,921
Changes in operating assets and liabilities:
Accounts receivable	(176)	(16,325)
Inventories	(7,205)	(29,602)
Other assets	(42)	(983)
Accounts payable	2,153	3,032
Accrued compensation and related benefits	4,124	103
Accrued liabilities	423	539
Income tax liabilities	(6,627)	1,546
Net cash provided by operating activities	82,893	41,710
Cash flows from investing activities:
Purchases of property and equipment	(77,638)	(12,998)
Acquisition of in-place leases	(981)	-
Purchases of short-term investments	(21,546)	(67,002)
Proceeds from maturities and sales of short-term investments	57,999	51,059
Proceeds from sales of long-term investments	75	-
Proceeds from sales of property and equipment	1,456	-
Contributions to deferred compensation plan, net	(1,435)	(911)
Net cash used in investing activities	(42,070)	(29,852)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(3)	-
Proceeds from exercise of stock options	-	59
Proceeds from vesting of restricted stock units	12,471	8,709
Proceeds from shares issued under the employee stock purchase plan	1,627	1,562
Dividends and dividend equivalents paid	(30,784)	(21,467)
Net cash used in financing activities	(16,689)	(11,137)
Effect of change in exchange rates	175	(407)
Net increase in cash, cash equivalents and restricted cash	24,309	314
Cash, cash equivalents and restricted cash, beginning of period	172,818	82,874
Cash, cash equivalents and restricted cash, end of period	$197,127	$83,188
Supplemental disclosures for cash flow information:
Cash paid for taxes	$7,168	$3,884
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$3,028	$2,939
Liability accrued for dividends and dividend equivalents	$19,749	$14,530

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

Summary of Significant Accounting Policies

Except for the changes related to leases discussed in Note 6, there have been no other changes to the Company’s significant accounting policies during the three and six months ended  June 30, 2019, as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended  December 31, 2018.

Recently Adopted Accounting Pronouncement

In  February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires entities to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheets for leases with terms greater than 12 months. In addition, the standard applies to leases embedded in service or other arrangements. The Company adopted the standard on January 1, 2019 using the modified retrospective method and did not restate comparative periods, as permitted by the standard. In addition, the Company elected the transition practical expedients to not reassess its contracts that existed prior to January 1, 2019.

Upon adoption, the Company recognized ROU assets and lease liabilities of its outstanding operating leases on the Condensed Consolidated Balance Sheets, primarily related to real estate. The adoption did not have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. See Note 6 for further discussion.

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2019

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. These product sales were 99% and 98% of the Company’s total revenue for the three months ended June 30, 2019 and 2018, respectively, and 99% and 97% of the Company’s total revenue for the six months ended June 30, 2019 and 2018, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 8 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For the three months ended June 30, 2019 and 2018, 77% and 86%, respectively, of the Company’s sales were made through distribution arrangements. For the six months ended June 30, 2019 and 2018, 80% and 87%, respectively, of the Company’s sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  June 30, 2019 and December 31, 2018, accounts receivable totaled $55.4 million and $55.2 million, respectively. The Company did not record any allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

For certain customers located in Asia, the Company requires cash payments 2 weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  June 30, 2019 and December 31, 2018, customer prepayments totaled $3.2 million and $2.5 million, respectively. The increase in the customer prepayment balance for the six months ended June 30, 2019 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the six months ended  June 30, 2019, the Company recognized $2.5 million of revenue that was included in the customer prepayment balance as of  December 31, 2018.

Contract Costs

The Company pays sales commissions based on the achievement of pre-determined product sales targets. As the Company recognizes product sales at a point in time, sales commissions are expensed as incurred.

Practical Expedients

The Company’s standard payment terms generally require customers to pay 30 to 60 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within 2 weeks. The Company has elected not to determine whether contacts with customers contain significant financing components.

As of  June 30, 2019, the Company’s unsatisfied performance obligations primarily included products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in  April 2013, and the stockholders approved it in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on  November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on  November 13, 2024. As of  June 30, 2019, 1.6 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$663	$480	$1,193	$913
Research and development	5,412	4,194	9,841	8,188
Selling, general and administrative	16,634	11,218	27,685	21,820
Total stock-based compensation expense	$22,709	$15,892	$38,719	$30,921
Tax benefit related to stock-based compensation	$706	$829	$1,544	$1,959

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares		Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	240	$95.38	2,174		$61.61	2,219	$35.69	4,633	$50.94
Granted	44	$140.59	440	(1)	$103.02	-	$-	484	$106.41
Vested	(68)	$80.27	(485)		$55.36	(162)	$23.57	(715)	$50.52
Forfeited	(4)	$106.51	-		$-	(4)	$68.48	(8)	$87.85
Outstanding at June 30, 2019	212	$109.33	2,129		$71.60	2,053	$36.58	4,394	$57.05

(1)	Amount reflects the number of PSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $26.3 million and $15.6 million for the three months ended June 30, 2019 and 2018, respectively. The intrinsic value related to vested RSUs was $84.0 million and $65.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total intrinsic value of all outstanding RSUs was $551.2 million, based on the closing stock price of $135.78. As of June 30, 2019, unamortized compensation expense related to all outstanding RSUs was $136.5 million with a weighted-average remaining recognition period of approximately 3.5 years.

Cash proceeds from vested PSUs with a purchase price totaled $12.5 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively.

Time-Based RSUs:

For the six months ended June 30, 2019, the Compensation Committee granted 44,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs vest over 4 years for employees and 1 year for directors, subject to continued service with the Company.

2019 PSUs:

In  February 2019, the Compensation Committee granted 151,000 PSUs to the executive officers, which represent a target number of shares to be earned based on the Company’s average 2-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2019 Executive PSUs. 50% of the 2019 Executive PSUs will vest in the first quarter of 2021 if the pre-determined performance goals are met during the performance period. The remaining 2019 Executive PSUs will vest over the following 2 years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2019 Executive PSUs is $46.6 million.

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

Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, 14,000 and 18,000 shares, respectively, were issued under the ESPP. As of June 30, 2019, 4.5 million shares were available for future issuance.

The intrinsic value of the shares issued was $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2019. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	0.5	0.5
Expected volatility	37.3%	28.2%
Risk-free interest rate	2.5%	1.8%
Dividend yield	1.2%	1.0%

Cash proceeds from the shares issued under the ESPP were $1.6 million for both the six months ended June 30, 2019 and 2018.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$42,278	$43,017
Work in process	36,390	38,674
Finished goods	64,954	54,693
Total	$143,622	$136,384

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Asset held for sale	$7,076	$-
RSU tax withholding proceeds receivable	4,522	39
Prepaid expense	2,913	3,425
Interest receivable	1,516	1,441
Assets for product returns	1,274	1,602
Value-added tax receivable	590	423
Prepaid wafer refund receivable	-	4,297
Other	1,754	704
Total	$19,645	$11,931

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred compensation plan assets	$35,961	$31,970
Operating lease ROU assets	2,688	-
Prepaid expense	2,520	2,713
Other	1,506	1,296
Total	$42,675	$35,979

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Dividends and dividend equivalents	$21,554	$15,044
Stock rotation and sales returns	4,339	5,363
Customer prepayments	3,203	2,520
Income tax payable	2,359	7,018
Warranty	1,748	4,564
Operating lease liabilities	1,097	-
Commissions	945	1,369
Other	3,371	3,084
Total	$38,616	$38,962

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred compensation plan liabilities	$36,594	$32,283
Dividend equivalents	5,921	6,145
Operating lease liabilities	893	-
Other	29	97
Total	$43,437	$38,525

5. REAL ESTATE TRANSACTION

In March 2019, the Company completed the purchase of an office building and land located in Kirkland, Washington for $52.9 million in cash. The property also has in-place leases which were assumed by the Company. The Company accounted for the purchase as an asset acquisition and capitalized $0.4 million of transaction costs.

The purchase price allocation was as follows (in thousands):

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

6. LEASES

Lessee

The Company has operating leases for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units, and certain equipment. The leases have remaining lease terms from less than a year to 4 years. Some of the leases include options to renew the lease term for up to 5 years or on a month-to-month basis. The Company does not have finance lease arrangements.

As permitted by Topic 842, the Company does not recognize leases with a term of 12 months or less at the commencement date on the Condensed Consolidated Balance Sheets. For those lease arrangements that contain lease and nonlease components, the Company has elected the practical expedient to combine them as single lease components. As of June 30, 2019, operating lease ROU assets totaled $2.7 million and operating lease liabilities totaled $2.0 million. The Company recognizes operating lease costs on a straight-line basis over the lease term.

Because the implicit rate in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the remaining lease payments.

The following tables summarize certain information related to the leases (in thousands, except for years and percentages):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease costs:
Operating lease costs	$332	$637
Short-term lease costs	84	182
Total lease costs	$416	$819

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$423	$727
ROU assets obtained in exchange for operating lease liabilities (1)	$317	$2,581

June 30, 2019
Weighted-average remaining lease term (in years)	2.2
Weighted-average discount rate	4.2%

(1) For the six months ended June 30, 2019, the amount includes $2.2 million for operating leases existing on January 1, 2019.

As of June 30, 2019, the maturities of the lease liabilities are as follows (in thousands):

2019 (remaining six months)	$569
2020	954
2021	348
2022	210
2023	57
Total remaining lease payments	2,138
Less: imputed interest	(148)
Total lease liabilities	$1,990
Reported as:
Current liabilities	$1,097
Long-term liabilities	$893

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. The leases have remaining lease terms from less than a year to 5 years. Some of the leases include options to renew the lease term for up to 5 years.

For the three and six months ended June 30, 2019, income related to lease payments was $0.7 million and $0.9 million, respectively. As of  June 30, 2019, future income related to lease payments is as follows (in thousands):

2019 (remaining six months)	$703
2020	1,105
2021	880
2022	427
2023	91
2024	12
Total income related to lease payments	$3,218

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$20,693	$24,206	$46,874	$46,062

Denominator:
Weighted-average outstanding shares used to compute basic net income per share	43,109	42,237	42,929	42,079
Effect of dilutive securities	2,374	2,163	2,429	2,262
Weighted-average outstanding shares used to compute diluted net income per share	45,483	44,400	45,358	44,341

Net income per share:
Basic	$0.48	$0.57	$1.09	$1.09
Diluted	$0.45	$0.55	$1.03	$1.04

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue, or with accounts receivable balances equal to 10% or more of the Company’s total accounts receivable:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2019	2018	2019	2018	2019	2018
Company A (distributor)	22%	20%	22%	20%	21%	25%
Company B (distributor)	*	10%	*	10%	12%	16%
Company A (direct)	13%	*	10%	*	16%	*

* Represents less than 10%.

The Company’s agreements with third-party distributors were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of these customers was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the customer.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2019	2018	2019	2018
China	$94,837	$81,207	$171,035	$154,072
Taiwan	16,018	18,150	37,365	34,541
Europe	13,040	12,651	26,024	24,116
Korea	9,623	8,853	19,234	18,640
Southeast Asia	7,122	7,977	15,794	17,002
Japan	6,292	6,486	12,934	12,100
United States	4,013	4,274	9,819	8,029
Other	62	163	165	411
Total	$151,007	$139,761	$292,370	$268,911

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2019	2018	2019	2018
DC to DC	$139,691	$127,496	$272,402	$246,765
Lighting Control	11,316	12,265	19,968	22,146
Total	$151,007	$139,761	$292,370	$268,911

The following is a summary of property and equipment, net, by geographic regions (in thousands):

	June 30,	December 31,
Country	2019	2018
China	$101,872	$93,096
United States	94,296	39,054
Taiwan	16,795	16,972
Other	867	879
Total	$213,830	$150,001

9. COMMITMENTS AND CONTINGENCIES

Product Warranties

The following table presents changes in the warranty reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$2,045	$3,740	$4,564	$2,416
Warranty provision for product sales	311	335	579	1,814
Settlements made	(28)	(9)	(2,299)	(64)
Unused warranty provision	(580)	(115)	(1,096)	(215)
Balance at end of period	$1,748	$3,951	$1,748	$3,951

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchase of goods or services, which primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of  June 30, 2019, the Company’s outstanding purchase obligations totaled approximately $71.4 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of  June 30, 2019, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	June 30,	December 31,
	2019	2018
Cash, cash equivalents and investments:
Cash	$155,192	$131,569
Money market funds	41,820	41,135
Corporate debt securities	135,548	170,909
U.S. treasuries and government agency bonds	32,311	32,068
Certificates of deposit	1,600	1,600
Auction-rate securities backed by student-loan notes	3,215	3,241
Total	$369,686	$380,522

	June 30,	December 31,
	2019	2018
Reported as:
Cash and cash equivalents	$197,012	$172,704
Short-term investments	169,459	204,577
Long-term investments	3,215	3,241
Total	$369,686	$380,522

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Due in less than 1 year	$123,930	$125,845
Due in 1 - 5 years	45,529	78,732
Due in greater than 5 years	3,215	3,241
Total	$172,674	$207,818

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$41,820	$-	$-	$41,820	$-
Corporate debt securities	135,520	224	(196)	135,548	67,113
U.S. treasuries and government agency bonds	32,307	20	(16)	32,311	15,723
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,495	-	(280)	3,215	3,215
Total	$214,742	$244	$(492)	$214,494	$86,051

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$41,135	$-	$-	$41,135	$-
Corporate debt securities	172,288	7	(1,386)	170,909	166,204
U.S. treasuries and government agency bonds	32,207	2	(141)	32,068	28,507
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,570	-	(329)	3,241	3,241
Total	$250,800	$9	$(1,856)	$248,953	$197,952

As of  June 30, 2019 and  December 31, 2018, unrealized losses that had been in a continuous loss position for 12 months or longer were $0.5 million and $1.6 million, respectively. As of  June 30, 2019, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$197,012	$172,704
Restricted cash included in other long-term assets	115	114
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$197,127	$172,818

Restricted cash includes a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end and any unused amount will be returned to the Company upon the expiration of the lease.

11. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at June 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$41,820	$41,820	$-	$-
Corporate debt securities	135,548	-	135,548	-
U.S. treasuries and government agency bonds	32,311	-	32,311	-
Certificates of deposit	1,600	-	1,600	-
Auction-rate securities backed by student-loan notes	3,215	-	-	3,215
Mutual funds and money market funds under deferred compensation plan	21,317	21,317	-	-
Total	$235,811	$63,137	$169,459	$3,215

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$41,135	$41,135	$-	$-
Corporate debt securities	170,909	-	170,909	-
U.S. treasuries and government agency bonds	32,068	-	32,068	-
Certificates of deposit	1,600	-	1,600	-
Auction-rate securities backed by student-loan notes	3,241	-	-	3,241
Mutual funds and money market funds under deferred compensation plan	18,867	18,867	-	-
Total	$267,820	$60,002	$204,577	$3,241

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2019	$3,241
Change in unrealized gain included in other comprehensive income	49
Sale and settlement at par	(75)
Balance at June 30, 2019	$3,215

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30,			December 31,
	2019			2018
Time-to-liquidity (in years)	2	-	3	2	-	3
Discount rate	4.1%	-	9.4%	4.9%	-	10.1%

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2019	2018
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$14,644	$13,103
Fair value of mutual funds and money market funds	21,317	18,867
Total	$35,961	$31,970

Deferred compensation plan assets reported in:
Other long-term assets	$35,961	$31,970

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$425	$447
Other long-term liabilities	36,594	32,283
Total	$37,019	$32,730

13. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$1,661	$1,563	$3,357	$3,024
Amortization of premium on available-for-sale securities	(95)	(374)	(216)	(808)
Gain on deferred compensation plan investments	620	419	2,555	233
Foreign currency exchange gain (loss)	73	614	(128)	214
Other	(30)	10	1	10
Total	$2,229	$2,232	$5,569	$2,673

14. INCOME TAXES

The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  June 30, 2019 was $1.7 million, or 7.4% of pre-tax income. The income tax expense for the six months ended  June 30, 2019 was $0.5 million, or 1.1% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income ("GILTI") tax.

The income tax expense for the three months ended  June 30, 2018 was $2.9 million, or 10.7% of pre-tax income. The income tax expense for the six months ended  June 30, 2018 was $3.5 million, or 7.1% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

For the three and six months ended  June 30, 2019, the Company’s effective tax rate included the estimated impact of $10.1 million and $25.6 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. For the three and six months ended  June 30, 2018, the Company’s effective tax rate included the estimated impact of $15.5 million and $27.9 million, respectively, related to the GILTI provisions.

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

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, invalidating the Treasury regulations that require participants in qualified intercompany cost-sharing arrangements to share stock-based compensation costs. A final decision was issued by the Tax Court in December 2015, and the Internal Revenue Service ("IRS") appealed the decision in June 2016. In June 2019, the U.S. Ninth Circuit Court of Appeals upheld the cost-sharing regulations.  As of June 30, 2019, it has not been determined if this ruling will be appealed. Due to the uncertainty surrounding the status of the current regulations, the Company has not recorded any adjustments as of June 30, 2019. The Company will continue to monitor and evaluate the impact of any new developments on its financial statements.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$(1,638)	$(3,905)	$(5,543)
Other comprehensive income before reclassifications	924	3,677	4,601
Tax effect	(98)	-	(98)
Other comprehensive income	826	3,677	4,503
Balance as of March 31, 2019	(812)	(228)	(1,040)
Other comprehensive income (loss) before reclassifications	675	(3,709)	(3,034)
Tax effect	(64)	-	(64)
Other comprehensive income (loss)	611	(3,709)	(3,098)
Balance as of June 30, 2019	$(201)	$(3,937)	$(4,138)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend declared per share	$0.40	$0.30	$0.80	$0.60
Total amount	$17,261	$12,686	$34,441	$25,330

As of June 30, 2019 and  December 31, 2018, accrued dividends totaled $17.3 million and $12.8 million, respectively.

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

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill their requisite service requirement and the awards do not vest. As of  June 30, 2019 and December 31, 2018, accrued dividend equivalents totaled $10.2 million and $8.4 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2019 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the "2017 Tax Act") on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

Overview

We are a leading semiconductor company that designs, develops and markets high-performance power solutions. Incorporated in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and an innovative proprietary process technology. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy consumption in our customers' systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% for both the three months ended June 30, 2019 and 2018, and 88% for both the six months ended June 30, 2019 and 2018. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and six months ended June 30, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except percentages)
Revenue	$151,007	100.0%	$139,761	100.0%	$292,370	100.0%	$268,911	100.0%
Cost of revenue	67,782	44.9	62,197	44.5	131,139	44.9	119,852	44.6
Gross profit	83,225	55.1	77,564	55.5	161,231	55.1	149,059	55.4
Operating expenses:
Research and development	27,545	18.2	23,481	16.8	53,003	18.1	45,091	16.8
Selling, general and administrative	35,058	23.2	28,561	20.4	65,611	22.4	55,879	20.8
Litigation expense	503	0.4	640	0.5	781	0.3	1,171	0.4
Total operating expenses	63,106	41.8	52,682	37.7	119,395	40.8	102,141	38.0
Income from operations	20,119	13.3	24,882	17.8	41,836	14.3	46,918	17.4
Interest and other income, net	2,229	1.5	2,232	1.6	5,569	1.9	2,673	1.0
Income before income taxes	22,348	14.8	27,114	19.4	47,405	16.2	49,591	18.4
Income tax expense	1,655	1.1	2,908	2.1	531	0.2	3,529	1.3
Net income	$20,693	13.7%	$24,206	17.3%	$46,874	16.0%	$46,062	17.1%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2019	% of Revenue	2018	% of Revenue	Change	2019	% of Revenue	2018	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$41,590	27.5%	$36,957	26.4%	12.5%	$80,778	27.6%	$67,927	25.3%	18.9%
Automotive	21,225	14.1	20,340	14.6	4.4%	41,742	14.3	38,072	14.2	9.6%
Industrial	22,438	14.9	19,121	13.7	17.3%	43,778	15.0	36,676	13.6	19.4%
Communications	21,968	14.5	15,534	11.1	41.4%	44,150	15.1	31,283	11.6	41.1%
Consumer	43,786	29.0	47,809	34.2	(8.4)%	81,922	28.0	94,953	35.3	(13.7)%
Total	$151,007	100.0%	$139,761	100.0%	8.0%	$292,370	100.0%	$268,911	100.0%	8.7%

Revenue for the three months ended June 30, 2019 was $151.0 million, an increase of $11.2 million, or 8.0%, from $139.8 million for the three months ended June 30, 2018. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 16% due to higher market demand, and average sales prices decreased by approximately 5% from the same period in 2018.

For the three months ended June 30, 2019, revenue from the communications market increased $6.4 million, or 41.4%, from the same period in 2018. This increase was primarily driven by higher demand in networking applications. Revenue from the industrial market increased $3.3 million, or 17.3%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the computing and storage market increased $4.6 million, or 12.5%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook market, which was partially offset by lower demand in the solid-state drive storage market. Revenue from the automotive market increased $0.9 million, or 4.4%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the consumer market decreased $4.0 million, or 8.4%, from the same period in 2018. This decrease was primarily due to softness in demand for high volume consumer-related products, particularly those sold in the greater China region, as well as lower sales from gaming products. This decrease was partially offset by higher demand for mobile phone products.

Revenue for the six months ended June 30, 2019 was $292.4 million, an increase of $23.5 million, or 8.7%, from $268.9 million for the six months ended June 30, 2018. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 15% due to higher market demand, and average sales prices decreased by approximately 3% from the same period in 2018.

For the six months ended June 30, 2019, revenue from the communications market increased $12.9 million, or 41.1%, from the same period in 2018. This increase was primarily driven by higher demand in networking applications. Revenue from the industrial market increased $7.1 million, or 19.4%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the computing and storage market increased $12.9 million, or 18.9%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook market, which was partially offset by lower demand in the solid-state drive storage market. Revenue from the automotive market increased $3.7 million, or 9.6%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the consumer market decreased $13.0 million, or 13.7%, from the same period in 2018. This decrease was primarily due to softness in demand for high volume consumer-related products, particularly those sold in the greater China region, as well as lower sales from chargers and gaming products. This decrease was partially offset by higher demand for mobile phone products.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
Cost of revenue	$67,782	$62,197	9.0%	$131,139	$119,852	9.4%
As a percentage of revenue	44.9%	44.5%		44.9%	44.6%
Gross profit	$83,225	$77,564	7.3%	$161,231	$149,059	8.2%
Gross margin	55.1%	55.5%		55.1%	55.4%

Cost of revenue was $67.8 million, or 44.9% of revenue, for the three months ended June 30, 2019, and $62.2 million, or 44.5% of revenue, for the three months ended June 30, 2018. The $5.6 million increase in cost of revenue was primarily due to a 16% increase in overall unit shipments and a 2% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease in inventory write-downs.

Gross margin was 55.1% for the three months ended June 30, 2019, compared with 55.5% for the three months ended June 30, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower inventory write-downs as a percentage of revenue.

Cost of revenue was $131.1 million, or 44.9% of revenue, for the six months ended June 30, 2019, and $119.9 million, or 44.6% of revenue, for the six months ended June 30, 2018. The $11.2 million increase in cost of revenue was primarily due to a 15% increase in overall unit shipments and a 4% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease in inventory write-downs and warranty expense.

Gross margin was 55.1% for the six months ended June 30, 2019, compared with 55.4% for the six months ended June 30, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
R&D expenses	$27,545	$23,481	17.3%	$53,003	$45,091	17.5%
As a percentage of revenue	18.2%	16.8%		18.1%	16.8%

R&D expenses were $27.5 million, or 18.2% of revenue, for the three months ended June 30, 2019, and $23.5 million, or 16.8% of revenue, for the three months ended June 30, 2018. The $4.0 million increase in R&D expenses was primarily due to an increase of $2.4 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $1.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. Our R&D headcount was 746 employees as of June 30, 2019, compared with 655 employees as of June 30, 2018.

R&D expenses were $53.0 million, or 18.1% of revenue, for the six months ended June 30, 2019, and $45.1 million, or 16.8% of revenue, for the six months ended June 30, 2018. The $7.9 million increase in R&D expenses was primarily due to an increase of $3.0 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.7 million in new product development expenses, an increase of $1.7 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $0.9 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
SG&A expenses	$35,058	$28,561	22.7%	$65,611	$55,879	17.4%
As a percentage of revenue	23.2%	20.4%		22.4%	20.8%

SG&A expenses were $35.1 million, or 23.2% of revenue, for the three months ended June 30, 2019, and $28.6 million, or 20.4% of revenue, for the three months ended June 30, 2018. The $6.5 million increase in SG&A expenses was primarily due to an increase of $5.4 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $1.1 million in compensation expenses, which include salary, benefits and bonuses. Our SG&A headcount was 458 employees as of June 30, 2019, compared with 403 employees as of June 30, 2018.

SG&A expenses were $65.6 million, or 22.4% of revenue, for the six months ended June 30, 2019, and $55.9 million, or 20.8% of revenue, for the six months ended June 30, 2018. The $9.7 million increase in SG&A expenses was primarily due to an increase of $5.9 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $1.6 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.4 million in expenses related to changes in the value of the deferred compensation plan liabilities, and an increase of $0.5 million in professional service fees.

Litigation Expense

Litigation expense was $0.5 million for the three months ended June 30, 2019, compared with $0.6 million for the three months ended June 30, 2018. The decrease was primarily due to lower expenses incurred on an ongoing lawsuit in which we are the plaintiff.

Litigation expense was $0.8 million for the six months ended June 30, 2019, compared with $1.2 million for the six months ended June 30, 2018. The decrease was primarily due to lower expenses incurred on an ongoing lawsuit in which we are the plaintiff.

Interest and Other Income, Net

Interest and other income, net, was $2.2 million for the three months ended June 30, 2019, compared with $2.2 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, amortization of premium on available-for-sale investments decreased $0.3 million and income related to changes in the value of the deferred compensation plan investments increased $0.2 million, compared to the three months ended June 30, 2018. These favorable changes were offset by a decrease of $0.5 million in foreign currency exchange gains.

Interest and other income, net, was $5.6 million for the six months ended June 30, 2019, compared with $2.7 million for the six months ended June 30, 2018. The increase was primarily due to an increase of $2.3 million in income related to changes in the value of the deferred compensation plan investments, a decrease of $0.6 million in amortization of premium on available-for-sale investments, and an increase of $0.3 million in interest income as a result of higher investment balances and yields. These favorable changes were partially offset by an increase of $0.3 million in foreign currency exchange losses.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2019 was $1.7 million, or 7.4% of pre-tax income. The income tax expense for the six months ended June 30, 2019 was $0.5 million, or 1.1% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income ("GILTI") tax.

The income tax expense for the three months ended June 30, 2018 was $2.9 million, or 10.7% of pre-tax income. The income tax expense for the six months ended June 30, 2018 was $3.5 million, or 7.1% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the period, including excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

For the three and six months ended June 30, 2019, our effective tax rate included the estimated impact of $10.1 million and $25.6 million, respectively, related to the GILTI provisions that was included as additional subpart F income, which was accounted for as a period cost. For the three and six months ended June 30, 2018, our effective tax rate included the estimated impact of $15.5 million and $27.9 million, respectively, related to the GILTI provisions.

Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
	(in thousands, except percentages)
Cash and cash equivalents	$197,012	$172,704
Short-term investments	169,459	204,577
Total cash, cash equivalents and short-term investments	$366,471	$377,281
Percentage of total assets	42.2%	47.6%

Total current assets	$585,136	$580,810
Total current liabilities	(88,120)	(80,439)
Working capital	$497,016	$500,371

As of June 30, 2019, we had cash and cash equivalents of $197.0 million and short-term investments of $169.5 million, compared with cash and cash equivalents of $172.7 million and short-term investments of $204.6 million as of December 31, 2018. As of June 30, 2019, $131.1 million of cash and cash equivalents and $81.4 million of short-term investments were held by our international subsidiaries. For the six months ended June 30, 2019, we repatriated $75 million of cash from our Bermuda subsidiary to the U.S. The proceeds were primarily used to fund real estate purchases and cash dividend payments. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2019, we had working capital of $497.0 million, compared with working capital of $500.4 million as of December 31, 2018. The $3.4 million decrease in working capital was due to a $7.7 million increase in current liabilities, which was partially offset by a $4.3 million increase in current assets. The increase in current liabilities was primarily due to an increase in accounts payable and accrued compensation and related benefits. The increase in current assets was primarily due to an increase in cash and cash equivalents, inventories and other current assets, which was partially offset by a decrease in short-term investments.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$82,893	$41,710
Net cash used in investing activities	(42,070)	(29,852)
Net cash used in financing activities	(16,689)	(11,137)
Effect of change in exchange rates	175	(407)
Net increase in cash, cash equivalents and restricted cash	$24,309	$314

For the six months ended June 30, 2019, net cash provided by operating activities was $82.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $7.3 million from the changes in our operating assets and liabilities. The increase in inventories was primarily driven by an increase in finished goods to meet current demand and future growth.  The decrease in income tax liabilities was primarily due to income tax payments made, including the deemed repatriation transition tax, for the year. For the six month ended June 30, 2018, net cash provided by operating activities was $41.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $41.7 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales and the timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand.

For the six months ended June 30, 2019, net cash used in investing activities was $42.1 million, primarily due to purchases of property and equipment of $77.6 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million and net contributions to the deferred compensation plan of $1.4 million, which was partially offset by net proceeds from maturities and sales of investments of $36.5 million. For the six months ended June 30, 2018, net cash used in investing activities was $29.9 million, primarily due to purchases of property and equipment of $13.0 million, net purchases of short-term investments of $15.9 million, and net contributions to the deferred compensation plan of $0.9 million.

For the six months ended June 30, 2019, net cash used in financing activities was $16.7 million, primarily reflecting $30.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $14.1 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan. For the six months ended June 30, 2018, net cash used in financing activities was $11.1 million, primarily reflecting $21.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, partially offset by $10.3 million of cash proceeds from vesting of RSUs and issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of June 30, 2019, the outstanding balance under our purchase commitments was $71.4 million, compared with $61.4 million as of December 31, 2018.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2019, the outstanding liability was $20.7 million, compared with $22.1 million as of December 31, 2018.

Our long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2019, the outstanding obligations were $43.4 million, compared with $38.5 million as of December 31, 2018.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three and six months ended June 30, 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have implemented additional business processes and control activities, primarily related to the analysis of lease contracts, recognition of the right-of-use assets and lease liabilities, and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2019, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the breath and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on corporate taxes, including the impact of the 2017 Tax Act;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•	export controls and trade and economic sanctions and regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, particularly in China;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our ability to pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	adverse changes in laws and government regulations, such as tariffs on imports of foreign goods, export regulations and export classifications, including in foreign countries where we have offices or operations;

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	product obsolescence;

•	seasonality and variability in the computing and storage, automotive, industrial, communications and consumer markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of the 2017 Tax Act on our income tax provision and cash flows;

•	the impact of tariffs on imports of foreign goods; and

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

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

Recent changes in international trade policy and rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in 2018 and 2019, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.

As a global company headquartered in the U.S., we are subject to U.S. laws and regulations that could limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could materially limit them in the future which would materially and adversely affect our business and results of operations. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the recent past, there is a significant risk that they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions or threat of sanctions that could limit and restrict the export of some of our products and services to our customers may also encourage our customers to develop their own solutions to replace our products or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our results of operations.

Moreover, U.S. government’s actions targeting exports of certain technologies to China are becoming more pervasive. For example, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.

The highly cyclical nature of the semiconductor industry, which has produced significant and sometimes prolonged downturns, could materially adversely affect our operating results, financial condition and cash flows.

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. The semiconductor industry is currently experiencing such a downturn. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns could have a material adverse effect on our operating results, financial condition and cash flows.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. computing and storage, automotive, industrial, communications and consumer);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	the impact of the 2017 Tax Act on our income tax provision, financial condition and cash flows;

•	the impact of laws and government regulations, such as tariffs on imports of foreign goods or regulations restricting the export of goods and services between the U.S. and China;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and six months ended June 30, 2019, 89% and 88% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export license;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the United States that may impact our sales;

•	export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in China;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our revenue and financial condition.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 22% of our total revenue for both the three and six months ended June 30, 2019. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers ("EMSs"). Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 22% of our total revenue for both the three and six months ended June 30, 2019. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

From time to time we are a party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings.

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

Dated: August 2, 2019
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)