Form 10-Q
period 2019-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2019-11-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 43,439,000 shares of the registrant’s common stock issued and outstanding as of October 28, 2019.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$205,229	$172,704
Short-term investments	213,511	204,577
Accounts receivable, net	58,261	55,214
Inventories	135,634	136,384
Other current assets	16,660	11,931
Total current assets	629,295	580,810
Property and equipment, net	217,043	150,001
Long-term investments	3,264	3,241
Goodwill	6,571	6,571
Deferred tax assets, net	16,619	16,830
Other long-term assets	43,343	35,979
Total assets	$916,135	$793,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,318	$22,678
Accrued compensation and related benefits	28,724	18,799
Other accrued liabilities	45,984	38,962
Total current liabilities	105,026	80,439
Income tax liabilities	32,402	34,375
Other long-term liabilities	44,279	38,525
Total liabilities	181,707	153,339
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 43,435 and 42,505, respectively	528,775	450,908
Retained earnings	215,692	194,728
Accumulated other comprehensive loss	(10,039)	(5,543)
Total stockholders’ equity	734,428	640,093
Total liabilities and stockholders’ equity	$916,135	$793,432

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$168,813	$159,975	$461,183	$428,885
Cost of revenue	75,655	70,957	206,794	190,810
Gross profit	93,158	89,018	254,389	238,075
Operating expenses:
Research and development	27,742	25,630	80,746	70,720
Selling, general and administrative	34,692	29,552	100,302	85,431
Litigation expense	692	343	1,473	1,513
Total operating expenses	63,126	55,525	182,521	157,664
Income from operations	30,032	33,493	71,868	80,411
Interest and other income, net	2,257	2,714	7,827	5,387
Income before income taxes	32,289	36,207	79,695	85,798
Income tax expense	2,761	4,639	3,293	8,168
Net income	$29,528	$31,568	$76,402	$77,630

Net income per share:
Basic	$0.68	$0.75	$1.77	$1.84
Diluted	$0.64	$0.71	$1.68	$1.75
Weighted-average shares outstanding:
Basic	43,308	42,362	43,055	42,173
Diluted	45,833	44,669	45,516	44,450

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$29,528	$31,568	$76,402	$77,630
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,135)	(4,526)	(6,167)	(6,999)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $(38), $241, $(200) and $241, respectively	234	491	1,671	(554)
Other comprehensive loss, net of tax	(5,901)	(4,035)	(4,496)	(7,553)
Comprehensive income	$23,627	$27,533	$71,906	$70,077

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154
Net income	-	-	29,528	-	29,528
Other comprehensive loss	-	-	-	(5,901)	(5,901)
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,369)	-	(18,369)
Common stock issued under employee equity incentive plans	187	2,090	-	-	2,090
Common stock issued under employee stock purchase plan	14	1,650	-	-	1,650
Stock-based compensation expense	-	21,276	-	-	21,276
Balance as of September 30, 2019	43,435	$528,775	$215,692	$(10,039)	$734,428

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2018	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2018	42,285	$417,866	$162,859	$(1,705)	$579,020
Net income	-	-	31,568	-	31,568
Other comprehensive loss	-	-	-	(4,035)	(4,035)
Dividends and dividend equivalents declared ($0.30 per share)	-	-	(13,608)	-	(13,608)
Common stock issued under employee equity incentive plans	108	916	-	-	916
Common stock issued under employee stock purchase plan	15	1,465	-	-	1,465
Stock-based compensation expense	-	14,838	-	-	14,838
Balance as of September 30, 2018	42,408	$435,085	$180,819	$(5,740)	$610,164

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	76,402	-	76,402
Other comprehensive loss	-	-	-	(4,496)	(4,496)
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(55,438)	-	(55,438)
Common stock issued under employee equity incentive plans	902	14,561	-	-	14,561
Common stock issued under employee stock purchase plan	28	3,277	-	-	3,277
Stock-based compensation expense	-	60,029	-	-	60,029
Balance as of September 30, 2019	43,435	$528,775	$215,692	$(10,039)	$734,428

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2018	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2018	41,614	$376,586	$143,608	$1,813	$522,007
Net income	-	-	77,630	-	77,630
Other comprehensive loss	-	-	-	(7,553)	(7,553)
Dividends and dividend equivalents declared ($0.90 per share)	-	-	(40,798)	-	(40,798)
Common stock issued under employee equity incentive plans	761	9,684	-	-	9,684
Common stock issued under employee stock purchase plan	33	3,028	-	-	3,028
Stock-based compensation expense	-	45,787	-	-	45,787
Cumulative effect of a change in accounting principles	-	-	379	-	379
Balance as of September 30, 2018	42,408	$435,085	$180,819	$(5,740)	$610,164

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$76,402	$77,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,817	9,058
Gain on disposal and sale of property and equipment, net	(282)	-
Amortization of premium on available-for-sale securities	384	1,122
Gain on deferred compensation plan investments	(2,630)	(949)
Deferred taxes, net	(18)	3,169
Stock-based compensation expense	60,019	45,765
Changes in operating assets and liabilities:
Accounts receivable	(3,048)	(22,752)
Inventories	754	(37,496)
Other assets	(5,849)	(665)
Accounts payable	7,173	5,978
Accrued compensation and related benefits	10,328	7,838
Other accrued liabilities	7,453	4,635
Income tax liabilities	(6,186)	528
Net cash provided by operating activities	155,317	93,861
Cash flows from investing activities:
Purchases of property and equipment	(87,129)	(18,057)
Acquisition of in-place leases	(981)	-
Purchases of short-term investments	(106,409)	(86,021)
Proceeds from maturities and sales of short-term investments	98,814	83,679
Proceeds from sales of long-term investments	125	-
Proceeds from sales of property and equipment	9,268	-
Contributions to deferred compensation plan, net	(1,797)	(1,396)
Net cash used in investing activities	(88,109)	(21,795)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(204)	-
Proceeds from common stock issued under employee equity incentive plans	14,561	9,684
Proceeds from common stock issued under employee stock purchase plan	3,277	3,028
Dividends and dividend equivalents paid	(48,641)	(34,381)
Net cash used in financing activities	(31,007)	(21,669)
Effect of change in exchange rates	(2,516)	(2,062)
Net increase in cash, cash equivalents and restricted cash	33,685	48,335
Cash, cash equivalents and restricted cash, beginning of period	172,818	82,874
Cash, cash equivalents and restricted cash, end of period	$206,503	$131,209
Supplemental disclosures for cash flow information:
Cash paid for taxes	$9,472	$6,388
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$4,969	$1,563
Liability accrued for dividends and dividend equivalents	$20,866	$15,397

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

Summary of Significant Accounting Policies

Except for the changes related to leases discussed in Note 6, there have been no other changes to the Company’s significant accounting policies during the three and nine months ended  September 30, 2019, as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended  December 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2019

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes certain disclosure requirements, including those related to Level 3 fair value measurements. The standard will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the standard and does not expect the adoption to have a material impact on its disclosures.

In  January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and will be effective for annual reporting periods beginning after  December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the standard and does not expect the adoption to have a material impact on its annual goodwill impairment test.

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and entities will be required to recognize an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after  December 15, 2019, with early adoption permitted for annual reporting periods beginning after  December 15, 2018. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. Based on its preliminary assessment, the Company does not expect the standard to have a material impact on its financial statements upon adoption.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. These product sales were 99% and 98% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively, and 99% and 98% of the Company’s total revenue for the nine months ended September 30, 2019 and 2018, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 8 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers, original design manufacturers and electronic manufacturing service providers. For the three months ended September 30, 2019 and 2018, 88% and 87%, respectively, of the Company’s product sales were made through distribution arrangements. For the nine months ended September 30, 2019 and 2018, 83% and 87%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price, and recognizes that reduction in the same period the associated revenue is recognized. Three U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

Certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in accordance with the contract terms. The Company estimates the stock rotation returns using the expected value method based on an analysis of historical returns, and the current level of inventory in the distribution channel. The Company records a liability for the stock rotation reserve, with a corresponding reduction to revenue. In addition, the Company recognizes an asset for product returns which represents the right to recover products from the customers related to stock rotations, with a corresponding reduction to cost of revenue.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  September 30, 2019 and December 31, 2018, accounts receivable totaled $58.3 million and $55.2 million, respectively. The Company did not record any allowance for doubtful accounts as of September 30, 2019 and December 31, 2018.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  September 30, 2019 and December 31, 2018, customer prepayments totaled $4.2 million and $2.5 million, respectively. The increase in the customer prepayment balance for the nine months ended September 30, 2019 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the nine months ended  September 30, 2019, the Company recognized $2.5 million of revenue that was included in the customer prepayment balance as of  December 31, 2018.

Practical Expedients

The Company has elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

The Company’s standard payment terms generally require customers to pay 30 to 60 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within two weeks. The Company has elected not to determine whether contacts with customers contain significant financing components.

The Company’s unsatisfied performance obligations primarily include products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations or the timing of recognition.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (as amended, the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in  April 2013, and the stockholders approved it in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on  November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on  November 13, 2024. As of  September 30, 2019, 1.6 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$641	$471	$1,834	$1,384
Research and development	4,960	3,979	14,801	12,168
Selling, general and administrative	15,699	10,393	43,384	32,213
Total stock-based compensation expense	$21,300	$14,843	$60,019	$45,765
Tax benefit related to stock-based compensation	$595	$764	$2,139	$2,723

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	240	$95.38	2,174	$61.61	2,219	$35.69	4,633	$50.94
Granted	47	$141.03	535 (1)	$98.45	-	$-	582	$101.89
Vested	(88)	$79.91	(571)	$54.41	(243)	$23.57	(902)	$48.61
Forfeited	(6)	$110.23	(43)	$42.72	(7)	$68.48	(56)	$53.06
Outstanding at September 30, 2019	193	$113.22	2,095	$73.37	1,969	$37.08	4,257	$58.38

(1)	Amount reflects the number of PSUs that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $26.1 million and $13.9 million for the three months ended September 30, 2019 and 2018, respectively. The intrinsic value related to vested RSUs was $110.1 million and $79.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total intrinsic value of all outstanding RSUs was $617.6 million, based on the closing stock price of $155.63. As of September 30, 2019, unamortized compensation expense related to all outstanding RSUs was $120.5 million with a weighted-average remaining recognition period of approximately 3.4 years.

Cash proceeds from vested PSUs with a purchase price totaled $14.6 million and $9.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Time-Based RSUs:

For the nine months ended September 30, 2019, the Compensation Committee granted 88,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs vest over four years for employees and one year for directors, subject to continued service with the Company.

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

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2019 and 2018, 14,000 and 15,000 shares, respectively, were issued. For the nine months ended September 30, 2019 and 2018, 28,000 and 33,000 shares, respectively, were issued. As of September 30, 2019, 4.5 million shares were available for future issuance under the ESPP.

 The intrinsic value of the shares issued was $0.4 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The intrinsic value of the shares issued was $0.7 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the unamortized expense was $0.4 million, which will be recognized through the first quarter of 2020. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	36.7%	30.8%	37.0%	29.5%
Risk-free interest rate	1.9%	2.2%	2.2%	2.0%
Dividend yield	1.1%	0.9%	1.1%	1.0%

Cash proceeds from the shares issued under the ESPP were $3.3 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$27,001	$43,017
Work in process	43,076	38,674
Finished goods	65,557	54,693
Total	$135,634	$136,384

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
RSU tax withholding proceeds receivable	$5,331	$39
Prepaid expense	4,024	3,425
Assets for product returns	2,261	1,602
Interest receivable	1,869	1,441
Value-added tax receivable	628	423
Prepaid wafer refund receivable	-	4,297
Other	2,547	704
Total	$16,660	$11,931

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred compensation plan assets	$36,397	$31,970
Operating lease ROU assets	3,102	-
Prepaid expense	2,274	2,713
Other	1,570	1,296
Total	$43,343	$35,979

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Dividends and dividend equivalents	$21,895	$15,044
Stock rotation and sales returns	7,884	5,363
Customer prepayments	4,160	2,520
Income tax payable	2,778	7,018
Operating lease liabilities	1,318	-
Warranty	1,267	4,564
Commissions	976	1,369
Other	5,706	3,084
Total	$45,984	$38,962

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred compensation plan liabilities	$36,968	$32,283
Dividend equivalents	6,091	6,145
Operating lease liabilities	1,190	-
Other	30	97
Total	$44,279	$38,525

5. REAL ESTATE TRANSACTION

In March 2019, the Company completed the purchase of an office building and land located in Kirkland, Washington for $52.9 million in cash. The property also had in-place leases for a portion of the building which were assumed by the Company. The Company accounted for the purchase as an asset acquisition and capitalized $0.4 million of transaction costs.

The purchase price allocation was as follows (in thousands):

Building	$30,078
Land	22,254
In-place leases	981
Total	$53,313

The fair value of the building was determined based on the income approach, which considered the discounted cash flows and direct capitalization analysis, and the sales comparison approach. The fair value of land was determined based on the sales comparison approach. The fair value of the in-place leases was determined primarily based on the analysis of the economic benefits of certain cost savings attributable to the leases.

The building is depreciated over a useful life of 40 years and the in-place leases are amortized over the average remaining lease terms of 3.5 years. Land is not depreciated.

6. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units, and certain equipment. These leases have remaining lease terms from less than a year to four years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets also include any initial direct costs incurred and prepaid lease payments, less lease incentives received. As of September 30, 2019, operating lease ROU assets totaled $3.1 million and operating lease liabilities totaled $2.5 million. The Company recognizes operating lease costs on a straight-line basis over the lease term.

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

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease costs:
Operating lease costs	$377	$1,013
Short-term and other lease costs	102	394
Total lease costs	$479	$1,407

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$299	$1,026
ROU assets obtained in exchange for operating lease liabilities (1)	$869	$3,450

September 30, 2019
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate	3.9%

(1)	For the nine months ended September 30, 2019, the amount includes $2.2 million for operating leases existing on January 1, 2019.

As of September 30, 2019, the maturities of the lease liabilities were as follows (in thousands):

2019 (remaining three months)	$364
2020	1,241
2021	634
2022	379
2023	22
Total remaining lease payments	2,640
Less: imputed interest	(132)
Total lease liabilities	$2,508
Reported as:
Current liabilities	$1,318
Long-term liabilities	$1,190

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms from two years to five years. Some of these leases include options to renew the lease term for up to five years.

For the three and nine months ended September 30, 2019, income related to lease payments was $0.5 million and $1.3 million, respectively. As of  September 30, 2019, future income related to lease payments was as follows (in thousands):

2019 (remaining three months)	$279
2020	1,539
2021	1,384
2022	1,136
2023	602
2024 and beyond	597
Total	$5,537

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

The Company’s outstanding RSUs contain forfeitable rights to receive cash dividend equivalents, which are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and the awards do not vest. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$29,528	$31,568	$76,402	$77,630

Denominator:
Weighted-average outstanding shares - basic	43,308	42,362	43,055	42,173
Effect of dilutive securities	2,525	2,307	2,461	2,277
Weighted-average outstanding shares - diluted	45,833	44,669	45,516	44,450

Net income per share:
Basic	$0.68	$0.75	$1.77	$1.84
Diluted	$0.64	$0.71	$1.68	$1.75

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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2019	2018	2019	2018	2019	2018
Company A (distributor)	24%	23%	23%	21%	25%	25%
Company B (distributor)	*	10%	*	10%	12%	16%
Company A (value-added reseller)	*	*	*	*	10%	*

* Represents less than 10%.

The Company’s agreements with these third-party distributors and value-added resellers were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of these customers was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the customer.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2019	2018	2019	2018
China	$105,857	$91,509	$276,892	$245,580
Taiwan	18,547	20,774	55,912	55,315
Europe	12,047	12,579	38,071	36,696
Korea	11,990	11,406	31,224	30,046
Southeast Asia	7,904	11,259	23,698	28,261
Japan	8,150	6,895	21,084	18,994
United States	4,225	5,375	14,044	13,404
Other	93	178	258	589
Total	$168,813	$159,975	$461,183	$428,885

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2019	2018	2019	2018
DC to DC	$159,723	$147,727	$432,125	$394,492
Lighting Control	9,090	12,248	29,058	34,393
Total	$168,813	$159,975	$461,183	$428,885

The following is a summary of property and equipment, net, by geographic regions (in thousands):

	September 30,	December 31,
Country	2019	2018
China	$105,030	$93,096
United States	93,967	39,054
Taiwan	16,750	16,972
Other	1,296	879
Total	$217,043	$150,001

9. COMMITMENTS AND CONTINGENCIES

Product Warranties

The following table presents changes in the warranty reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,748	$3,951	$4,564	$2,416
Warranty provision for product sales	92	3,840	671	5,654
Settlements made	(326)	(36)	(2,625)	(100)
Unused warranty provision	(247)	(2,821)	(1,343)	(3,036)
Balance at end of period	$1,267	$4,934	$1,267	$4,934

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchase of goods or services, which primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of  September 30, 2019, the Company’s outstanding purchase obligations totaled approximately $70.9 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of  September 30, 2019, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	September 30,	December 31,
	2019	2018
Cash, cash equivalents and investments:
Cash	$162,741	$131,569
Money market funds	39,982	41,135
Corporate debt securities	195,667	170,909
U.S. treasuries and government agency bonds	20,350	32,068
Certificates of deposit	-	1,600
Auction-rate securities backed by student-loan notes	3,264	3,241
Total	$422,004	$380,522

	September 30,	December 31,
	2019	2018
Reported as:
Cash and cash equivalents	$205,229	$172,704
Short-term investments	213,511	204,577
Long-term investments	3,264	3,241
Total	$422,004	$380,522

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Due in less than 1 year	$142,336	$125,845
Due in 1 - 5 years	71,175	78,732
Due in greater than 5 years	3,264	3,241
Total	$216,775	$207,818

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$39,982	$-	$-	$39,982	$-
Corporate debt securities	195,471	324	(128)	195,667	83,247
U.S. treasuries and government agency bonds	20,341	11	(2)	20,350	7,998
Auction-rate securities backed by student-loan notes	3,445	-	(181)	3,264	3,264
Total	$259,239	$335	$(311)	$259,263	$94,509

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$41,135	$-	$-	$41,135	$-
Corporate debt securities	172,288	7	(1,386)	170,909	166,204
U.S. treasuries and government agency bonds	32,207	2	(141)	32,068	28,507
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,570	-	(329)	3,241	3,241
Total	$250,800	$9	$(1,856)	$248,953	$197,952

As of  September 30, 2019 and  December 31, 2018, unrealized losses that had been in a continuous loss position for 12 months or longer were $0.3 million and $1.6 million, respectively. As of  September 30, 2019, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$205,229	$172,704
Restricted cash included in other current assets	1,161	-
Restricted cash included in other long-term assets	113	114
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$206,503	$172,818

As of September 30, 2019, restricted cash included amounts that are set aside for the liquidation of a wholly-owned foreign subsidiary and cannot be withdrawn by the Company under the local law. The restriction will end when the liquidation is complete. In addition, as of September 30, 2019 and December 31, 2018, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

 11. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	Fair Value Measurement at September 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$39,982	$39,982	$-	$-
Corporate debt securities	195,667	-	195,667	-
U.S. treasuries and government agency bonds	20,350	-	20,350	-
Auction-rate securities backed by student-loan notes	3,264	-	-	3,264
Mutual funds and money market funds under deferred compensation plan	19,968	19,968	-	-
Total	$279,231	$59,950	$216,017	$3,264

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$41,135	$41,135	$-	$-
Corporate debt securities	170,909	-	170,909	-
U.S. treasuries and government agency bonds	32,068	-	32,068	-
Certificates of deposit	1,600	-	1,600	-
Auction-rate securities backed by student-loan notes	3,241	-	-	3,241
Mutual funds and money market funds under deferred compensation plan	18,867	18,867	-	-
Total	$267,820	$60,002	$204,577	$3,241

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2019	$3,241
Change in unrealized gain included in other comprehensive income	148
Sale and settlement at par	(125)
Balance at September 30, 2019	$3,264

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30,			December 31,
	2019			2018
Time-to-liquidity (in years)	2	-	3	2	-	3
Discount rate	3.7%	-	7.9%	4.9%	-	10.1%

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2019	2018
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$16,429	$13,103
Fair value of mutual funds and money market funds	19,968	18,867
Total	$36,397	$31,970

Deferred compensation plan assets reported in:
Other long-term assets	$36,397	$31,970

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$425	$447
Other long-term liabilities	36,968	32,283
Total	$37,393	$32,730

13. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$1,850	$1,583	$5,207	$4,606
Amortization of premium on available-for-sale securities	(168)	(314)	(384)	(1,122)
Gain on deferred compensation plan investments	74	717	2,630	949
Foreign currency exchange gain	175	700	47	915
Other	326	28	327	39
Total	$2,257	$2,714	$7,827	$5,387

For the three and nine months ended September 30, 2019, “other” includes a $0.7 million gain recognized from the sale of a parcel of land, net of certain capitalized costs and selling expenses.

14. INCOME TAXES

The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  September 30, 2019 was $2.8 million, or 8.6% of pre-tax income. The income tax expense for the nine months ended  September 30, 2019 was $3.3 million, or 4.1% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the periods, including excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax provision for the three months ended  September 30, 2018 was $4.6 million, or 12.8% of pre-tax income. The income tax provision for the nine months ended  September 30, 2018 was $8.2 million, or 9.5% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the periods, including excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

For the three and nine months ended  September 30, 2019, the Company’s effective tax rates included the estimated impact of $13.0 million and $38.5 million, respectively, related to the GILTI provisions that were included as additional subpart F income, which was accounted for as a period cost. For the three and nine months ended  September 30, 2018, the Company’s effective tax rates included the estimated impact of $18.4 million and $46.2 million, respectively, related to the GILTI provisions.

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

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, invalidating the Treasury regulations that require participants in qualified intercompany cost-sharing arrangements to share stock-based compensation costs. A final decision was issued by the Tax Court in December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in June 2016. In June 2019, the U.S. Ninth Circuit Court of Appeals upheld the cost-sharing regulations.  In July 2019, Altera filed a petition for rehearing en banc in the U.S. Ninth Circuit Court of Appeals. Due to the uncertainty surrounding the status of the current regulations, the Company has not recorded any adjustments as of September 30, 2019. The Company will continue to monitor and evaluate the impact of any new developments on its financial statements.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$(1,638)	$(3,905)	$(5,543)
Other comprehensive income before reclassifications	924	3,677	4,601
Tax effect	(98)	-	(98)
Other comprehensive income	826	3,677	4,503
Balance as of March 31, 2019	(812)	(228)	(1,040)
Other comprehensive income (loss) before reclassifications	675	(3,709)	(3,034)
Tax effect	(64)	-	(64)
Other comprehensive income (loss)	611	(3,709)	(3,098)
Balance as of June 30, 2019	(201)	(3,937)	(4,138)
Other comprehensive income (loss) before reclassifications	272	(6,135)	(5,863)
Tax effect	(38)	-	(38)
Other comprehensive income (loss)	234	(6,135)	(5,901)
Balance as of September 30, 2019	$33	$(10,072)	$(10,039)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend declared per share	$0.40	$0.30	$1.20	$0.90
Total amount	$17,341	$12,722	$51,782	$38,052

As of September 30, 2019 and  December 31, 2018, accrued dividends totaled $17.3 million and $12.8 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, and other factors that the Board of Directors  may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

The Company anticipates that cash used for future dividend payments will come from its domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from its Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

Under the Company’s stock plans, outstanding RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and the awards do not vest. As of  September 30, 2019 and December 31, 2018, accrued dividend equivalents totaled $10.6 million and $8.4 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2019 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90% and 89% for the three months ended September 30, 2019 and 2018, respectively, and 89% and 88% for the nine months ended September 30, 2019 and 2018, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates used in the preparation of our financial statements during the three and nine months ended September 30, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except percentages)
Revenue	$168,813	100.0%	$159,975	100.0%	$461,183	100.0%	$428,885	100.0%
Cost of revenue	75,655	44.8	70,957	44.4	206,794	44.8	190,810	44.5
Gross profit	93,158	55.2	89,018	55.6	254,389	55.2	238,075	55.5
Operating expenses:
Research and development	27,742	16.4	25,630	16.0	80,746	17.5	70,720	16.5
Selling, general and administrative	34,692	20.6	29,552	18.5	100,302	21.7	85,431	19.9
Litigation expense	692	0.4	343	0.2	1,473	0.4	1,513	0.4
Total operating expenses	63,126	37.4	55,525	34.7	182,521	39.6	157,664	36.8
Income from operations	30,032	17.8	33,493	20.9	71,868	15.6	80,411	18.7
Interest and other income, net	2,257	1.3	2,714	1.7	7,827	1.7	5,387	1.3
Income before income taxes	32,289	19.1	36,207	22.6	79,695	17.3	85,798	20.0
Income tax expense	2,761	1.6	4,639	2.9	3,293	0.7	8,168	1.9
Net income	$29,528	17.5%	$31,568	19.7%	$76,402	16.6%	$77,630	18.1%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2019	% of Revenue	2018	% of Revenue	Change	2019	% of Revenue	2018	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$52,793	31.3%	$47,658	29.8%	10.8%	$133,571	29.0%	$115,584	27.0%	15.6%
Automotive	24,432	14.5	19,785	12.4	23.5%	66,174	14.3	57,857	13.5	14.4%
Industrial	28,862	17.1	24,869	15.5	16.1%	72,640	15.8	61,544	14.3	18.0%
Communications	18,778	11.1	19,158	12.0	(2.0)%	62,928	13.6	50,442	11.8	24.8%
Consumer	43,948	26.0	48,505	30.3	(9.4)%	125,870	27.3	143,458	33.4	(12.3)%
Total	$168,813	100.0%	$159,975	100.0%	5.5%	$461,183	100.0%	$428,885	100.0%	7.5%

Revenue for the three months ended September 30, 2019 was $168.8 million, an increase of $8.8 million, or 5.5%, from $160.0 million for the three months ended September 30, 2018. This increase was driven by higher sales in the automotive, industrial, and computing and storage markets. Overall unit shipments increased by 6% due to higher market demand, and average sales prices were essentially flat compared to the same period in 2018.

For the three months ended September 30, 2019, revenue from the automotive market increased $4.6 million, or 23.5%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the industrial market increased $4.0 million, or 16.1%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the computing and storage market increased $5.1 million, or 10.8%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook market, which was partially offset by lower demand in the solid-state drive storage market. Revenue from the communications market decreased $0.4 million, or 2.0%, from the same period in 2018. This decrease was primarily driven by lower demand for routers and wireless applications, partially offset by higher demand in infrastructure sales including 5G network. Revenue from the consumer market decreased $4.6 million, or 9.4%, from the same period in 2018. This decrease was primarily due to a decrease in demand for high volume consumer-related products. This decrease was partially offset by higher demand for home appliance products.

Revenue for the nine months ended September 30, 2019 was $461.2 million, an increase of $32.3 million, or 7.5%, from $428.9 million for the nine months ended September 30, 2018. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 12% due to higher market demand, and average sales prices decreased by approximately 2% from the same period in 2018.

For the nine months ended September 30, 2019, revenue from the communications market increased $12.5 million, or 24.8%, from the same period in 2018. This increase was primarily driven by higher demand in infrastructure sales including 5G network. Revenue from the industrial market increased $11.1 million, or 18.0%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the computing and storage market increased $18.0 million, or 15.6%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook market, which was partially offset by lower demand in the solid-state drive storage market. Revenue from the automotive market increased $8.3 million, or 14.4%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the consumer market decreased $17.6 million, or 12.3%, from the same period in 2018. This decrease was primarily due to a decrease in demand for high volume consumer-related products, as well as lower sales from specialty lighting, chargers and gaming products. This decrease was partially offset by higher demand for mobile phone and home appliance products.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
Cost of revenue	$75,655	$70,957	6.6%	$206,794	$190,810	8.4%
As a percentage of revenue	44.8%	44.4%		44.8%	44.5%
Gross profit	$93,158	$89,018	4.7%	$254,389	$238,075	6.9%
Gross margin	55.2%	55.6%		55.2%	55.5%

Cost of revenue was $75.7 million, or 44.8% of revenue, for the three months ended September 30, 2019, and $71.0 million, or 44.4% of revenue, for the three months ended September 30, 2018. The $4.7 million increase in cost of revenue was primarily due to a 6% increase in overall unit shipments and a 6% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease in inventory write-downs and warranty expenses.

Gross margin was 55.2% for the three months ended September 30, 2019, compared with 55.6% for the three months ended September 30, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

Cost of revenue was $206.8 million, or 44.8% of revenue, for the nine months ended September 30, 2019, and $190.8 million, or 44.5% of revenue, for the nine months ended September 30, 2018. The $16.0 million increase in cost of revenue was primarily due to a 12% increase in overall unit shipments and a 5% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease in inventory write-downs and warranty expenses.

Gross margin was 55.2% for the nine months ended September 30, 2019, compared with 55.5% for the nine months ended September 30, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
R&D expenses	$27,742	$25,630	8.2%	$80,746	$70,720	14.2%
As a percentage of revenue	16.4%	16.0%		17.5%	16.5%

R&D expenses were $27.7 million, or 16.4% of revenue, for the three months ended September 30, 2019, and $25.6 million, or 16.0% of revenue, for the three months ended September 30, 2018. The $2.1 million increase in R&D expenses was primarily due to an increase of $1.1 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $1.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. These increases were partially offset by a decrease of $0.2 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 819 employees as of September 30, 2019, compared with 692 employees as of September 30, 2018.

R&D expenses were $80.7 million, or 17.5% of revenue, for the nine months ended September 30, 2019, and $70.7 million, or 16.5% of revenue, for the nine months ended September 30, 2018. The $10.0 million increase in R&D expenses was primarily due to an increase of $4.1 million in compensation expenses, which include salary, benefits and bonuses, an increase of $2.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $1.7 million in new product development expenses, and an increase of $0.7 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands, except percentages)
SG&A expenses	$34,692	$29,552	17.4%	$100,302	$85,431	17.4%
As a percentage of revenue	20.6%	18.5%		21.7%	19.9%

SG&A expenses were $34.7 million, or 20.6% of revenue, for the three months ended September 30, 2019, and $29.6 million, or 18.5% of revenue, for the three months ended September 30, 2018. The $5.1 million increase in SG&A expenses was primarily due to an increase of $5.3 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $0.5 million in compensation expenses, which include salary, benefits and bonuses. These increases were partially offset by a decrease of $0.4 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 488 employees as of September 30, 2019, compared with 424 employees as of September 30, 2018.

SG&A expenses were $100.3 million, or 21.7% of revenue, for the nine months ended September 30, 2019, and $85.4 million, or 19.9% of revenue, for the nine months ended September 30, 2018. The $14.9 million increase in SG&A expenses was primarily due to an increase of $11.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $2.1 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.9 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Litigation Expense

Litigation expense was $0.7 million for the three months ended September 30, 2019, compared with $0.3 million for the three months ended September 30, 2018. Litigation expense was $1.5 million for the nine months ended September 30, 2019, compared with $1.5 million for the nine months ended September 30, 2018. Litigation expense for these periods was primarily attributable to an ongoing lawsuit in which we are the plaintiff.

Interest and Other Income, Net

Interest and other income, net, was $2.3 million for the three months ended September 30, 2019, compared with $2.7 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease of $0.6 million in income related to changes in the value of the deferred compensation plan investments and a decrease of $0.5 million in foreign currency exchange gains. These unfavorable changes were partially offset by a $0.7 million gain from the sale of a parcel of land, net of certain capitalized costs and selling expenses, and an increase of $0.3 million in interest income as a result of higher investment balances and yields.

Interest and other income, net, was $7.8 million for the nine months ended September 30, 2019, compared with $5.4 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $1.7 million in income related to changes in the value of the deferred compensation plan investments, a $0.7 million gain from the sale of a parcel of land, net of certain capitalized costs and selling expenses, and an increase of $0.6 million in interest income as a result of higher investment balances and yields. These favorable changes were partially offset by a decrease of $0.9 million in foreign currency exchange gains.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2019 was $2.8 million, or 8.6% of pre-tax income. The income tax expense for the nine months ended September 30, 2019 was $3.3 million, or 4.1% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the periods, including excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax provision for the three months ended September 30, 2018 was $4.6 million, or 12.8% of pre-tax income. The income tax provision for the nine months ended September 30, 2018 was $8.2 million, or 9.5% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and the benefit obtained from certain discrete items recognized in the periods, including excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

For the three and nine months ended September 30, 2019, our effective tax rates included the estimated impact of $13.0 million and $38.5 million, respectively, related to the GILTI provisions that were included as additional subpart F income, which was accounted for as a period cost. For the three and nine months ended September 30, 2018, our effective tax rates included the estimated impact of $18.4 million and $46.2 million, respectively, related to the GILTI provisions.

Liquidity and Capital Resources

	September 30,	December 31,
	2019	2018
	(in thousands, except percentages)
Cash and cash equivalents	$205,229	$172,704
Short-term investments	213,511	204,577
Total cash, cash equivalents and short-term investments	$418,740	$377,281
Percentage of total assets	45.7%	47.6%

Total current assets	$629,295	$580,810
Total current liabilities	(105,026)	(80,439)
Working capital	$524,269	$500,371

As of September 30, 2019, we had cash and cash equivalents of $205.2 million and short-term investments of $213.5 million, compared with cash and cash equivalents of $172.7 million and short-term investments of $204.6 million as of December 31, 2018. As of September 30, 2019, $141.5 million of cash and cash equivalents and $124.0 million of short-term investments were held by our international subsidiaries. For the nine months ended September 30, 2019, we repatriated $75 million of cash from our Bermuda subsidiary to the U.S. The proceeds were primarily used to fund real estate purchases and cash dividend payments. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2019, we had working capital of $524.3 million, compared with working capital of $500.4 million as of December 31, 2018. The $23.9 million increase in working capital was due to a $48.5 million increase in current assets, which was partially offset by a $24.6 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, short-term investments and other current assets. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$155,317	$93,861
Net cash used in investing activities	(88,109)	(21,795)
Net cash used in financing activities	(31,007)	(21,669)
Effect of change in exchange rates	(2,516)	(2,062)
Net increase in cash, cash equivalents and restricted cash	$33,685	$48,335

For the nine months ended September 30, 2019, net cash provided by operating activities was $155.3 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $10.6 million from the changes in our operating assets and liabilities. The decrease in income tax liabilities was primarily due to income tax payments made for the year, including the annual deemed repatriation transition tax. The increase in other accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan and an increase in operating lease liabilities. For the nine month ended September 30, 2018, net cash provided by operating activities was $93.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $41.9 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by increased sales and the timing of shipments in the last month of the quarter. The increase in inventories was primarily driven by an increase in strategic wafer and die inventories as well as an increase in finished goods to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory and capital asset purchases to meet future demand.

For the nine months ended September 30, 2019, net cash used in investing activities was $88.1 million, primarily due to purchases of property and equipment of $87.1 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million, net purchases of short-term investments of $7.6 million and net contributions to the deferred compensation plan of $1.8 million.  These cash outflows were partially offset by proceeds from sales of property and equipment of $9.3 million. For the nine months ended September 30, 2018, net cash used in investing activities was $21.8 million, primarily due to purchases of property and equipment of $18.1 million, net purchases of short-term investments of $2.3 million, and net contributions to the deferred compensation plan of $1.4 million.

For the nine months ended September 30, 2019, net cash used in financing activities was $31.0 million, primarily reflecting $48.6 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $17.8 million of cash proceeds from the vesting of RSUs and the issuance of shares through our employee stock purchase plan. For the nine months ended September 30, 2018, net cash used in financing activities was $21.7 million, primarily reflecting $34.4 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $12.7 million of cash proceeds from the vesting of RSUs and the issuance of shares through our employee stock purchase plan.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from our Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

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

Contractual Obligations

Our outstanding purchase commitments primarily consist of wafer purchases, assembly and other manufacturing services, construction services and license arrangements. As of September 30, 2019, the outstanding balance under our purchase commitments was $70.9 million, compared with $61.4 million as of December 31, 2018.

Under the 2017 Tax Act, we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2019, the outstanding liability was $20.7 million, compared with $22.1 million as of December 31, 2018.

Our long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2019, the outstanding obligations were $44.3 million, compared with $38.5 million as of December 31, 2018.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three and nine months ended September 30, 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have implemented additional business processes and control activities, primarily related to the analysis of lease contracts, recognition of the right-of-use assets and lease liabilities, and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2019, there were no material pending legal proceedings to which we were a party.

ITEM 1A. RISK FACTORS

Our business involves numerous risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q and other filings with the SEC in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would   likely be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market, and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the breath and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	trading activity in our common stock, including short positions;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	government policies and regulations on corporate taxes, including the impact of the 2017 Tax Act;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2019, 90% and 89% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 24% and 23% of our total revenue for the three and nine months ended September 30, 2019, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

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

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and electronic manufacturing service providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 24% and 23% of our total revenue for the three and nine months ended September 30, 2019, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the Export Administration Act, the Export Administration Regulations (“EAR”) and other laws, regulations and requirements governing international trade and technology transfer. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

Short positions in our stock could have a substantial impact on the trading price of our stock.

Historically, there have been “short” positions in our common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decreases could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the existing short position in our common stock and cause volatility in our stock price. The volatility of our stock may cause the value of a stockholder’s investment to decline rapidly. Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 1, 2019
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)