Form 10-K
period 2019-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2020-02-28
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5808 Lake Washington Blvd. NE, Kirkland, Washington 98033

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 28, 2019, was $4.3 billion.*

There were 44,602,000 shares of the registrant’s common stock issued and outstanding as of February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

*

Excludes 11,709,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 28, 2019.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	protection of our proprietary technology,

•	business outlook for 2020 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate the companies, businesses and products that we acquire and achieve the anticipated benefits from such acquisitions,

•	the impact of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) and other tax laws on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

Except as the context otherwise requires, the terms “Monolithic Power Systems,” “MPS,” “Registrant,” “Company,” “we,” “us,” or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

General

Monolithic Power Systems (“MPS”) is a leading semiconductor company that designs, develops and markets high-performance power solutions. Incorporated in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and innovative proprietary process technologies. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. MPS’s mission is to reduce total energy consumption in its customers’ systems with green, practical and compact solutions.

Our principal executive office is located in Kirkland, Washington. We have over 2,000 employees worldwide, with locations in Asia (primarily in China, India, Japan, Korea, Singapore and Taiwan), Europe (primarily in France, Germany, Spain, Switzerland and the United Kingdom), and the United States.

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

Analog and Mixed-Signal Markets.  We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors, which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technology, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have targeted product and market areas that we believe have the ability to offer above-average growth over the long term compared to the semiconductor industry as a whole.

End Markets and Applications

We design and develop our products for the computing and storage, automotive, industrial, communications and consumer markets, with the computing and storage market representing the largest portion of our revenue in 2019. The following table is a summary of the various end market applications for our products, and those markets’ contribution as a percentage of our total revenue:

		Percentage of Total Revenue
End Markets	Applications	2019	2018	2017
Computing and storage	Storage, computers and notebooks, printers, servers and workstations	30.1%	27.3%	21.4%
Automotive	Infotainment, safety and connectivity applications	14.4%	13.8%	11.4%
Industrial	Power sources, security, point-of-sale systems, smart meters and other industrial equipment	15.8%	15.2%	13.4%
Communications	Networking and telecommunication infrastructure, routers and modems, wireless access points and voice over IP	13.5%	12.1%	13.5%
Consumer	Set-top boxes, monitors, gaming, lighting, chargers, home appliances, cellular handsets, digital video players, GPS, televisions, stereos and cameras	26.2%	31.6%	40.3%

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

Direct Current (“DC”) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers, and monitors, automobiles and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 94%, 92% and 92% of our total revenue in 2019, 2018 and 2017, respectively.

Lighting Control Products. Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in notebook computers, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. The Lighting Control product family accounted for 6%, 8% and 8% of our total revenue in 2019, 2018 and 2017, respectively.

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

Customers, Sales and Marketing

We sell our products through third-party distributors, value-added resellers and directly to original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), and electronic manufacturing service (“EMS”) providers. Our third-party distributors are subject to distribution agreements with us, which allow the distributors to sell our products to end customers and other resellers, including OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers.

Sales to our largest distributor accounted for 23% of our total revenue in 2019, 22% in 2018, and 17% in 2017. In addition, one other distributor accounted for 10% of our total revenue in 2018 and one other distributor accounted for 10% of our total revenue in 2017. No other distributors or end customers accounted for more than 10% of our full-year, total revenue in any of the periods presented.

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

We have sales offices located in China, India, Japan, Korea, Singapore, Taiwan, the United States and throughout Europe. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application. We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. For the years ended December 31, 2019, 2018 and 2017, our revenue from sales to customers in Asia was 89%, 88% and 89%, respectively.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers which have not yet shipped. Because orders in backlog are subject to cancellation or postponement, and backlog at any particular date is not necessarily representative of actual sales for any succeeding period, we believe that our backlog is not necessarily a reliable indicator of future revenue.

Our manufacturing lead times are generally 8 to 16 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, all of which would negatively affect our profit margins. In addition, in response to market conditions, we may slow the rate of manufacturing our products, which could result in insufficient inventory levels if we underestimate the demand for our products.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we are not immune from current and future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

Research and Development

We have assembled a qualified team of engineers primarily in China, Spain, Taiwan and the United States, with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and the development of proprietary semiconductor process technologies.

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

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2019, we had 1,162 patents/applications issued or pending, of which 419 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2039. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

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

Manufacturing

We utilize a fabless business model, working with third parties to manufacture and assemble our ICs. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, which utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process technologies and collaborate with our foundry partners to install our technologies on their equipment in their facilities for use on our behalf. This close collaboration and control over the manufacturing process has historically resulted in favorable yields and product performance for our ICs.

We currently contract with six suppliers to manufacture our wafers in foundries located in China and Korea. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facility, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

We have a 60,000 square-foot manufacturing facility located in Chengdu, China, which enables us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in this facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Key Personnel and Employees

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have more years of experience and greater circuit design aptitude than the more prevalent digital circuit design engineer does. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success will depend, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. Our management considers employee relations to be good. As of December 31, 2019, we employed 2,002 employees primarily located in Asia, Europe and the United States, compared with 1,737 employees as of December 31, 2018.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing average selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products and, in some cases, have a broader number of product offerings that may enable them to more effectively market and sell to customers. We are in direct and active competition, with respect to one or more of our product lines, with at least ten manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, Maxim Integrated Products, NXP Semiconductors, ON Semiconductor, Power Integrations, Renesas Electronics, ROHM Semiconductor, Semtech and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell, particularly because our ICs typically are smaller in size, are highly integrated, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most of our competition. However, there is no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. In addition, there has recently been a high level of consolidation in the semiconductor industry. If these or future acquisitions are successful, competition may intensify and our competitors may have additional resources to compete against us.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. They may be obtained from our website at www.monolithicpower.com under “Investor Relations” as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the SEC or at the SEC website at www.sec.gov. Information contained on our website is not a part of this Annual Report on Form 10-K.

Information About Executive Officers

Information regarding our executive officers as of February 28, 2020 is as follows:

Name	Age	Position
Michael Hsing	60	President, Chief Executive Officer and Director
Bernie Blegen	62	Vice President and Chief Financial Officer
Deming Xiao	57	President of Asia Operations
Maurice Sciammas	60	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	49	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Bernie Blegen has served as our Chief Financial Officer since July 2016 and is responsible for finance, accounting, tax, treasury and investor relations. From August 2011 to June 2016, Mr. Blegen served as our Corporate Controller. Prior to joining MPS, Mr. Blegen held a number of executive finance and accounting positions for other publicly traded technology companies, including Xilinx, Inc. and Credence Systems. Mr. Blegen holds a B.A. from the University of California, Santa Barbara.

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

ITEM 1A. RISK FACTORS

Our business involves numerous risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K and other filings with the SEC in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and growth prospects would likely be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the breath and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	epidemics and illnesses, such as the COVID-19 outbreak first identified in China in December 2019;

•	trading activity in our common stock, including short positions;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•

export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, particularly in China;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	our ability to accurately forecast future demand for our products;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	cyber attacks or other system security, data protection and privacy breaches;

•	our ability to pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

•	the timing of developments and related expenses in our litigation matters;

•	the loss of key customers or our inability to attract new customers due to customer and prospective customer concerns about being litigation targets;

•	continued dependence on turns business (orders received and shipped within the same fiscal quarter);

•	continued dependence on the Asian markets for our customer base;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	the timing of new product introductions by us and our competitors;

•	changes in our revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, product returns, and actual and potential product liability;

•	the acceptance of our new products in the marketplace;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to meet customer product demand in a timely manner;

•	the scheduling, rescheduling, or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	fluctuations in our estimate for stock rotation reserves;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	our ability to accurately assess the impact of market conditions on the demand for our products;

•	product obsolescence;

•	seasonality and variability in the computing and storage, automotive, industrial, communications and consumer markets;

•	the availability of adequate manufacturing capacity from our outside suppliers;

•	increases in prices for finished wafers due to general capacity shortages;

•	the potential loss of future business resulting from capacity issues;

•	changes in manufacturing yields;

•	movements in foreign exchange rates, interest rates or tax rates;

•	the impact of new tax laws on our income tax provision and cash flows;

•	the impact of tariffs on imports of foreign goods;

•	the impact of cyber attacks or other system security, data protection and privacy breaches on our business operations; and

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees.

Due to the factors noted above and other risks described in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business, financial condition and results of operations, and may cause our stock price to decline and be volatile.

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

Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of the operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur or persist in the future, that they will not be protracted, or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

Recent changes in international trade policy and rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in 2018 and 2019, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business, financial condition and results of operations.

We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that could limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could materially limit them in the future, which would materially and adversely affect our business and results of operations. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the recent past, there is a significant risk that they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit and restrict the export of some of our products and services to our customers may also encourage our customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

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

The highly cyclical nature of the semiconductor industry, which has produced significant and sometimes prolonged downturns, could materially and adversely affect our financial condition and results of operations.

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. The semiconductor industry is currently experiencing such a downturn. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns could have a material adverse effect on our business, financial condition and results of operations.

We may not be profitable on a quarterly or annual basis.

Our profitability is dependent on many factors, including:

•	our sales, which because of our turns business, are difficult to accurately forecast;

•	the cancellation or rescheduling of our customers’ orders, which may occur without significant penalty to our customers;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in revenue mix between OEMs, ODMs, distributors and value-added resellers;

•	changes in product mix, and actual and potential product liability;

•	changes in revenue mix between end market segments (i.e. computing and storage, automotive, industrial, communications and consumer);

•	our competition, which could adversely impact our selling prices and our potential sales;

•	our manufacturing costs, including our ability to negotiate with our vendors and our ability to efficiently run our test facility in China;

•	manufacturing capacity constraints;

•	level of activity in our legal proceedings, which could result in significant legal expenses;

•	the impact of new tax laws and other government regulations, such as tariffs on imports of foreign goods or regulations restricting the export of goods and services between the U.S. and China;

•	stock-based compensation charges primarily resulting from performance and market-based equity awards granted to our employees; and

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

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, a deterioration in market conditions, end-customer market downturn, market acceptance and penetration of our current and future products, and litigation. A material decrease in our growth rates could adversely affect our stock price and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to or better than what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on products that are differentiated in the market, which result in gross margins that have historically been above industry averages. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our business, financial condition and results of operations could be materially and adversely affected.

Industry consolidation may lead to increased competition and may harm our operating results.

In recent years, there has been a trend toward semiconductor industry consolidation. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, financial condition and results of operations.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the computing and storage, automotive, industrial, communications and consumer markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the ability to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

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

To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our business, financial condition and results of operations could be materially and adversely affected.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers' acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to use internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations could be materially and adversely affected.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2019, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export license;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the United States that may impact our sales;

•	export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in China;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses, such as the COVID-19 outbreak first identified in China in December 2019;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 23% of our total revenue for the year ended December 31, 2019. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 23% of our total revenue for the year ended December 31, 2019. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs. Although we communicate with OEMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or an OEM’s significant program or product could reduce our revenue and adversely affect our financial condition and results of operations.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, which could reduce our revenue and adversely affect our financial condition and results of operations.

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

We currently depend on third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers become insolvent or capacity constrained and are unable to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

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

Further, as is common in the semiconductor industry, our customers may reschedule or cancel orders on relatively short notice. If our customers cancel orders after we submit a committed forecast to our suppliers for the corresponding wafers, we may be required to purchase wafers that we may not be able to resell, which would adversely affect our financial condition, results of operations and cash flows.

We might not be able to deliver our products on a timely basis if our relationships with our assembly and test subcontractors are disrupted or terminated.

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as global economic crises may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In addition, a perceived negative trend in market condition could lead us to decrease the manufacturing volume of our products to avoid excess inventory.  If we inaccurately assessed the market conditions for our products, we would have insufficient inventory to meet our customer demands. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, including the effects of the 2017 Tax Act and the enactment of other tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws such as the 2017 Tax Act, regulations, accounting principles or interpretations thereof and discrete items such as vesting of restricted stock units (“RSUs”). In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our financial condition and results of operations.

Our international operations subject us to potentially significant tax consequences, which could adversely affect our results of operations.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development ("OECD").

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

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020.

Our failure to fully comply with GDPR, CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

The introduction of new products presents significant business challenges because product development plans and expenditures may be made up to two years or more in advance of any sales. It generally takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into our customers’ products or systems; and

•	the development and commercial introduction of our customers’ products incorporating new technologies are frequently delayed.

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

We may issue additional shares of common stock in the future in order to raise additional capital to fund our global operations or in connection with an acquisition. We also issue RSUs to employees, which convert into shares of common stock upon vesting. Any issuance of our common stock may result in immediate dilution to our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval.

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

We have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock.

Our worldwide operations are subject to political, economic and health risks and natural disasters, which could have a material adverse effect on our business operations.

Our office in California, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics, and/or health advisories could disrupt our operations. For example, the COVID-19 outbreak first identified in China in December 2019 has resulted in significant disruptions in business operations and other economic activities in certain parts of the country.  The World Health Organization has declared the growing disease to be a global health emergency, and the U.S. government has issued travel restrictions to and from China. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and specifically, any prolonged health threat from COVID-19 globally could have a material adverse impact on our business operations and results of operations.

In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table summarizes our significant properties as of December 31, 2019:

Location	Approximate Building Square Footage	Primary Use
Owned:
United States:
Kirkland, Washington	98,000	Principal executive office, research and development, sales and marketing
Livonia, Michigan	40,000	Sales and marketing, research and development
San Jose, California	106,000	Research and development, sales and marketing, administrative
International:
Chengdu, China	150,000	Research and development, administrative
Chengdu, China	60,000	Testing and manufacturing
Hangzhou, China	68,000	Research and development
Shanghai, China	23,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	47,000	Sales and marketing, research and development

Leased:
Chengdu, China	89,000	Manufacturing operations, inventory warehouse
Barcelona, Spain	12,000	Research and development

We also lease other sales and marketing, and research and development offices in Asia, Europe and the United States. We believe that our existing facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of December 31, 2019, there were no material pending legal proceedings to which we were a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.”

Holders of Common Stock

As of February 19, 2020, there were 23 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

Dividend Policy

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to the stockholders in the following month.

The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2014 and its performance relative to the performance of a similar investment in the two indexes is shown through December 31, 2019, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2019 and 2018, and the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017, 2016 and 2015, and the consolidated statement of operations data for the years ended December 31, 2016 and 2015 are derived from our audited consolidated financial statements which are not included in this report. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenue	$627,921	$582,382	$470,929	$388,665	$333,067
Cost of revenue	281,596	259,714	212,646	177,792	152,898
Gross profit	346,325	322,668	258,283	210,873	180,169
Operating expenses:
Research and development	107,757	93,455	82,359	73,643	65,787
Selling, general and administrative	133,542	113,803	97,257	83,012	72,312
Litigation expense (benefit), net	2,464	1,922	1,243	(229)	1,000
Total operating expenses	243,763	209,180	180,859	156,426	139,099
Income from operations	102,562	113,488	77,424	54,447	41,070
Interest and other income, net	10,558	4,994	5,520	2,817	1,421
Income before income taxes	113,120	118,482	82,944	57,264	42,491
Income tax expense	4,281	13,214	17,741	4,544	7,319
Net income	$108,839	$105,268	$65,203	$52,720	$35,172

Net income per share:
Basic	$2.52	$2.49	$1.58	$1.30	$0.89
Diluted	$2.38	$2.36	$1.50	$1.26	$0.86
Weighted-average shares outstanding:
Basic	43,165	42,247	41,350	40,436	39,470
Diluted	45,763	44,602	43,578	41,915	40,869

Cash dividends declared per common share	$1.60	$1.20	$0.80	$0.80	$0.80

Consolidated Balance Sheet Data:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$172,960	$172,704	$82,759	$112,703	$90,860
Short-term investments	$282,437	$204,577	$216,331	$155,521	$144,103
Total assets	$956,375	$793,432	$652,569	$511,126	$431,285
Common stock and additional paid-in capital	$549,517	$450,908	$376,586	$315,969	$265,763
Total stockholders' equity	$773,491	$640,093	$522,007	$431,116	$368,516
Working capital	$556,981	$500,371	$383,253	$330,063	$288,645

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K.

Overview

We are a leading semiconductor company that designs, develops and markets high-performance power solutions. Incorporated in 1997, MPS’s core strengths include deep system-level and applications knowledge, strong analog design expertise and an innovative proprietary process technology. These combined strengths enable MPS to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical lead times for orders are generally 8 to 16 weeks. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89%, 88% and 89% for the years ended December 31, 2019, 2018 and 2017, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. These product sales were 99%, 98% and 98% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented.

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

Under certain consignment agreements, revenue is not recognized when the products are shipped and delivered to be held at customers’ designated locations because we continue to control the products and retain ownership, and the customers do not have an unconditional obligation to pay. We recognize revenue when the customers consume the products from the consigned inventory locations or, in some cases, after a 60-day period from the delivery date has passed, at which time control transfers to the customers and we invoice them for payment.

We account for price adjustment and stock rotation rights as variable consideration that reduces the transaction price, and recognize that reduction in the same period the associated revenue is recognized. Three U.S.-based distributors have price adjustment rights when they sell our products to their end customers at a price that is lower than the distribution price invoiced by us. When we receive claims from the distributors that products have been sold to the end customers at the lower price, we issue the distributors credit memos for the price adjustments. We estimate the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of our total sales to distributors, do not have price adjustment rights. We record a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

Certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in accordance with the contract terms. We estimate the stock rotation returns using the expected value method based on an analysis of historical returns, and the current level of inventory in the distribution channel. We record a liability for the stock rotation reserve, with a corresponding reduction to revenue. In addition, we recognize an asset for product returns which represents the right to recover products from the customers related to stock rotations, with a corresponding reduction to cost of revenue.

We pay sales commissions based on the achievement of pre-determined product sales targets. We have elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

Inventory Valuation

We value our inventories at the lower of the standard cost (which approximates actual cost on a first-in, first-out basis) or their current estimated net realizable value. We write down excess and obsolete inventories based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if actual demand or market conditions are more favorable, inventories may be sold that were previously written down.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty, finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S. or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on our tax returns if it has less than a 50% likelihood of being sustained. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements in the period such determination is made. We have calculated our uncertain tax positions which were attributable to certain estimates and judgments.

As of December 31, 2019 and 2018, we had a valuation allowance of $15.4 million and $13.0 million, respectively, attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made.

Contingencies

We are a party to actions and proceedings in the ordinary course of business, including potential litigation regarding our stockholders and our intellectual property, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, we become aware that we are subject to other contingent liabilities. When this occurs, we will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, we use our judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If we determine a loss is probable and estimable, we record a contingent loss. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with service conditions or performance conditions is based on the grant date share price. The fair value of shares issued under the employee stock purchase plan (“ESPP”) and RSUs with a purchase price feature is estimated using the Black-Scholes model. The fair value of RSUs with market conditions, as well as RSUs containing both market and performance conditions, is estimated using a Monte Carlo simulation model.

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to market or performance conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with performance conditions, as well as awards containing both market and performance conditions, we recognize compensation expense when the performance goals are achieved, or when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the projected achievement was revised upward or if the actual results were higher than the projected achievement, additional compensation expense would be recorded for the awards due to the cumulative catch-up adjustment, which would have an adverse impact on our results of operations. Conversely, if the projected achievement was revised downward or if the actual results were lower than the projected achievement, previously accrued compensation expense would be reversed for the awards, which would have a favorable impact on our results of operations. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment of achievement of the performance conditions or actual results being different from projections made by management.

We account for forfeitures of equity awards when they occur.

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted as of December 31, 2019.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2019		2018		2017
	(in thousands, except percentages)
Revenue	$627,921	100.0%	$582,382	100.0%	$470,929	100.0%
Cost of revenue	281,596	44.8	259,714	44.6	212,646	45.2
Gross profit	346,325	55.2	322,668	55.4	258,283	54.8
Operating expenses:
Research and development	107,757	17.2	93,455	16.0	82,359	17.5
Selling, general and administrative	133,542	21.3	113,803	19.5	97,257	20.7
Litigation expense	2,464	0.4	1,922	0.4	1,243	0.2
Total operating expenses	243,763	38.9	209,180	35.9	180,859	38.4
Income from operations	102,562	16.3	113,488	19.5	77,424	16.4
Interest and other income, net	10,558	1.7	4,994	0.9	5,520	1.2
Income before income taxes	113,120	18.0	118,482	20.4	82,944	17.6
Income tax expense	4,281	0.7	13,214	2.3	17,741	3.8
Net income	$108,839	17.3%	$105,268	18.1%	$65,203	13.8%

Revenue

The following table summarizes our revenue by end market:

	Year Ended December 31,						Change
End Market	2019	% of Revenue	2018	% of Revenue	2017	% of Revenue	From 2018 to 2019	From 2017 to 2018
	(in thousands, except percentages)
Computing and storage	$189,215	30.1%	$159,121	27.3%	$100,782	21.4%	18.9%	57.9%
Automotive	90,303	14.4	80,078	13.8	53,888	11.4	12.8%	48.6%
Industrial	99,381	15.8	88,472	15.2	62,896	13.4	12.3%	40.7%
Communications	84,794	13.5	70,589	12.1	63,606	13.5	20.1%	11.0%
Consumer	164,228	26.2	184,122	31.6	189,757	40.3	(10.8)%	(3.0)%
Total	$627,921	100.0%	$582,382	100.0%	$470,929	100.0%	7.8%	23.7%

Revenue for the year ended December 31, 2019 was $627.9 million, an increase of $45.5 million, or 7.8%, from $582.4 million for the year ended December 31, 2018. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 8% due to higher market demand and average sales prices were essentially flat compared to the same period in 2018.

For the year ended December 31, 2019, revenue from the communications market increased $14.2 million, or 20.1%, from the same period in 2018. This increase was primarily driven by higher demand in infrastructure sales including the 5G network. Revenue from the computing and storage market increased $30.1 million, or 18.9%, from the same period in 2018. This increase was primarily driven by strength in the high-performance notebook and cloud computing markets, which was partially offset by lower demand in the solid-state drive storage market. Revenue from the automotive market increased $10.2 million, or 12.8%, from the same period in 2018. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the industrial market increased $10.9 million, or 12.3%, from the same period in 2018. This increase was primarily driven by higher sales in power source and security products. Revenue from the consumer market decreased $19.9 million, or 10.8%, from the same period in 2018. This decrease was primarily due to a decrease in demand for high volume consumer-related products, as well as lower sales from specialty lighting, chargers and gaming products. This decrease was partially offset by higher demand for wearables and home appliance products.

Revenue for the year ended December 31, 2018 was $582.4 million, an increase of $111.5 million, or 23.7%, from $470.9 million for the year ended December 31, 2017. This increase was driven by higher sales in all of our end markets except for the consumer market. Overall unit shipments increased by 19% due to higher market demand and average sales prices increased by 4% from the same period in 2017.

For the year ended December 31, 2018, revenue from the computing and storage market increased $58.3 million, or 57.9%, from the same period in 2017. This increase was primarily driven by strength in the solid-state drive storage, cloud computing and high-performance notebook markets. Revenue from the automotive market increased $26.2 million, or 48.6%, from the same period in 2017. This increase was primarily driven by higher sales of products for infotainment, safety and connectivity applications. Revenue from the industrial market increased $25.6 million, or 40.7%, from the same period in 2017. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the communications market increased $7.0 million, or 11.0%, from the same period in 2017. This increase was primarily driven by higher demand in networking applications. Revenue from the consumer market decreased $5.6 million, or 3.0%, from the same period in 2017. This decrease was primarily due to softness in demand for high volume consumer-related products, particularly those sold in the greater China region. This decrease was partially offset by higher demand for products related to home appliance, specialty lighting and internet-of-things applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,			Change
	2019	2018	2017	From 2018 to 2019	From 2017 to 2018
	(in thousands, except percentages)
Cost of revenue	$281,596	$259,714	$212,646	8.4%	22.1%
As a percentage of revenue	44.8%	44.6%	45.2%
Gross profit	$346,325	$322,668	$258,283	7.3%	24.9%
Gross margin	55.2%	55.4%	54.8%

Cost of revenue was $281.6 million, or 44.8% of revenue, for the year ended December 31, 2019, and $259.7 million, or 44.6% of revenue, for the year ended December 31, 2018. The $21.9 million increase in cost of revenue was primarily due to an 8% increase in overall unit shipments and a 6% increase in the average direct cost of units shipped. The increase in cost of revenue was partially offset by a decrease in inventory write-downs and warranty expenses.

Gross margin was 55.2% for the year ended December 31, 2019, compared with 55.4% for the year ended December 31, 2018. The decrease in gross margin was primarily due to increased sales of lower margin products, which was partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

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

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2019	2018	2017	From 2018 to 2019	From 2017 to 2018
	(in thousands, except percentages)
R&D expenses	$107,757	$93,455	$82,359	15.3%	13.5%
As a percentage of revenue	17.2%	16.0%	17.5%

R&D expenses were $107.8 million, or 17.2% of revenue, for the year ended December 31, 2019, and $93.5 million, or 16.0% of revenue, for the year ended December 31, 2018. The $14.3 million increase in R&D expenses was primarily due to an increase of $4.6 million in compensation expenses, which include salary, benefits and bonuses, an increase of $3.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $2.4 million in new product development expenses, and an increase of $1.8 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 839 employees as of December 31, 2019, compared with 710 employees as of December 31, 2018.

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

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2019	2018	2017	From 2018 to 2019	From 2017 to 2018
	(in thousands, except percentages)
SG&A expenses	$133,542	$113,803	$97,257	17.3%	17.0%
As a percentage of revenue	21.3%	19.5%	20.7%

SG&A expenses were $133.5 million, or 21.3% of revenue, for the year ended December 31, 2019, and $113.8 million, or 19.5% of revenue, for the year ended December 31, 2018. The $19.7 million increase in SG&A expenses was primarily due to an increase of $14.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $2.8 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $2.7 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 503 employees as of December 31, 2019, compared with 433 employees as of December 31, 2018.

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

Litigation Expense

Litigation expense was $2.5 million for the year ended December 31, 2019, compared with $1.9 million for the year ended December 31, 2018. The increase was primarily due to an ongoing lawsuit in which we are the plaintiff.

Litigation expense was $1.9 million for the year ended December 31, 2018, compared with $1.2 million for the year ended December 31, 2017. The increase was primarily due to an ongoing lawsuit in which we are the plaintiff.

Interest and Other Income, Net

Interest and other income, net, was $10.6 million for the year ended December 31, 2019, compared with $5.0 million for the year ended December 31, 2018. The increase was primarily due to an increase of $4.8 million in income related to changes in the value of the deferred compensation plan investments, an increase of $1.0 million in interest income as a result of higher investment balances and yields, and a decrease of $0.6 million in amortization of premium on available-for-sale securities. These favorable changes were partially offset by an increase of $1.3 million in foreign currency exchange losses.

Interest and other income, net, was $5.0 million for the year ended December 31, 2018, compared with $5.5 million for the year ended December 31, 2017. The decrease was primarily due to an increase of $3.6 million in expenses related to changes in the value of the deferred compensation plan investments. This decrease was partially offset by an increase of $1.5 million in foreign currency exchange gains, an increase of $1.0 million in interest income as a result of higher investment balances and yields, and a decrease of $0.6 million in amortization of premium on available-for-sale securities.

Income Tax Provision

The income tax expense for the year ended December 31, 2019 was $4.3 million, or 3.8% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of certain tax credits and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the year ended December 31, 2018 was $13.2 million, or 11.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the year ended December 31, 2017 was $17.7 million, or 21.4% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower rates and the release of the U.S. valuation allowance. The decrease in the effective tax rate relative to the federal statutory rate was partially impacted by the effects of the 2017 Tax Act, including the remeasurement of deferred taxes and the one-time deemed repatriation transition tax.

See Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources

	December 31,
	2019	2018
	(in thousands, except percentages)
Cash and cash equivalents	$172,960	$172,704
Short-term investments	282,437	204,577
Total cash, cash equivalents and short-term investments	$455,397	$377,281
Percentage of total assets	47.6%	47.6%

Total current assets	$655,206	$580,810
Total current liabilities	(98,225)	(80,439)
Working capital	$556,981	$500,371

As of December 31, 2019, we had cash and cash equivalents of $173.0 million and short-term investments of $282.4 million, compared with cash and cash equivalents of $172.7 million and short-term investments of $204.6 million as of December 31, 2018. As of December 31, 2019, $99.5 million of cash and cash equivalents and $186.7 million of short-term investments were held by our international subsidiaries. For the year ended December 31, 2019, we repatriated $75 million of cash from our Bermuda subsidiary to the U.S. The proceeds were primarily used to fund real estate purchases and cash dividend payments. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2019, we had working capital of $557.0 million, compared with working capital of $500.4 million as of December 31, 2018. The $56.6 million increase in working capital was due to a $74.4 million increase in current assets, which was partially offset by a $17.8 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments and other current assets, which was partially offset by a decrease in inventories. The increase in current liabilities was primarily due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$216,303	$141,451	$133,821
Net cash used in investing activities	(167,112)	(14,740)	(134,060)
Net cash used in financing activities	(48,050)	(34,559)	(31,325)
Effect of change in exchange rates	(883)	(2,208)	1,625
Net increase (decrease) in cash, cash equivalents and restricted cash	$258	$89,944	$(29,939)

For the year ended December 31, 2019, net cash provided by operating activities was $216.3 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $17.8 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to an increase in prepaid income taxes and an increase in certain tax withholding proceeds receivable related to RSUs that vested at the end of the year. The increase in other accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan. The decrease in inventories was primarily driven by a decrease in wafer and die purchases.

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

For the year ended December 31, 2019, net cash used in investing activities was $167.1 million, primarily due to purchases of property and equipment of $95.8 million, net purchases of short-term investments of $76.8 million and net contributions to the deferred compensation plan of $3.1 million. These cash outflows were partially offset by proceeds from sales of property and equipment of $9.3 million. For the year ended December 31, 2018, net cash used in investing activities was $14.7 million, primarily due to purchases of property and equipment of $22.5 million and net contributions to the deferred compensation plan of $4.1 million, which was partially offset by net sales of investments of $11.9 million. For the year ended December 31, 2017, net cash used in investing activities was $134.1 million, primarily due to purchases of property and equipment of $65.8 million, net purchases of short-term investments of $63.0 million, and net contributions to the deferred compensation plan of $5.3 million.

For the year ended December 31, 2019, we funded the purchases of properties in Kirkland, Washington and Livonia, Michigan for $57.4 million. We did not purchase any significant properties for the year ended December 31, 2018. For the year ended December 31, 2017, we funded the purchases of land in Kirkland, Washington, office space in Shanghai and Hangzhou, China, and land and office space in Taipei, Taiwan for $53.8 million.

For the year ended December 31, 2019, net cash used in financing activities was $48.1 million, primarily reflecting $67.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $19.9 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the year ended December 31, 2018, net cash used in financing activities was $34.6 million, primarily reflecting $47.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $13.6 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the year ended December 31, 2017, net cash used in financing activities was $31.3 million, primarily reflecting $33.9 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $2.9 million of cash proceeds from stock option exercises and the issuance of shares through our ESPP.

In February 2020, our Board of Directors approved an increase in our quarterly cash dividends from $0.40 per share to $0.50 per share.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)
Operating lease obligations (1)	$2,717	$1,571	$1,124	$22	$-
Outstanding purchase commitments (2)	90,613	79,937	9,826	300	550
Transition tax liability (3)	20,705	1,972	3,944	8,627	6,162
Other long-term obligations (4)	45,930	-	9,304	11,506	25,120
Total	$159,965	$83,480	$24,198	$20,455	$31,832

(1)

Operating lease obligations represent the undiscounted remaining lease payments. While we have elected not to record short-term leases with a term of 12 months or less at the commencement date on the Consolidated Balance Sheets, the remaining obligations for these leases are included in the table above.

(2)

Outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements.

(3)

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the 2017 Tax Act. As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025.

(4)

Other long-term obligations include long-term liabilities reflected on our Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $18.9 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by our Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2019, a 10% decline in interest rates would impact our results of operations by approximately $0.7 million in interest income.

We do not use derivative financial instruments in our investment portfolio. Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive income (loss), a component of stockholders’ equity. When the fair value of an investment is below its amortized cost basis, no realized losses are recognized in our results of operations due to changes in interest rates (i.e., non-credit loss factors) unless we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis.

Long-Term Investments

As of December 31, 2019, our holdings in auction-rate securities had a face value of $3.4 million and a fair value of $3.1 million. The decline in the fair value could impact our operating results by $0.2 million if we have the intent to sell the securities, it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis, or the decline in value is related to credit loss factors. An additional 10% decline in the fair value could further impact our operating results by $0.3 million. To date, we have redeemed $40.0 million, or 92% of the original portfolio in these securities, at par without any realized losses.

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

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monolithic Power Systems Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation

Description of the Matter	The Company’s inventories totaled $127.5 million as of December 31, 2019, representing 13.3% of total assets. As explained in Note 1 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess of cost over net realizable value is judgmental and considers a number of qualitative factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including demand for the Company’s products, which considers adjustments to sales forecasts for specific product considerations, including but not limited to new product launches and expected industry sales growth.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process. This included controls over management’s assessment of inventory valuation, including the determination of forecasted usage of inventories and how factors outside of the Company’s control might affect management’s judgment related to the valuation of excess and obsolete inventory.

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and testing the completeness and accuracy of the underlying data used in management’s excess and obsolete inventory valuation assessment. We evaluated inventory levels compared to forecasted product demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

San Jose, California

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monolithic Power Systems Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Jose, California

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 1, 2019

We began serving as the Company’s auditor in 1999.  In 2019 we became the predecessor auditor.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$172,960	$172,704
Short-term investments	282,437	204,577
Accounts receivable, net	52,704	55,214
Inventories	127,500	136,384
Other current assets	19,605	11,931
Total current assets	655,206	580,810
Property and equipment, net	228,315	150,001
Long-term investments	3,138	3,241
Goodwill	6,571	6,571
Deferred tax assets, net	17,193	16,830
Other long-term assets	45,952	35,979
Total assets	$956,375	$793,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,271	$22,678
Accrued compensation and related benefits	26,164	18,799
Other accrued liabilities	44,790	38,962
Total current liabilities	98,225	80,439
Income tax liabilities	37,596	34,375
Other long-term liabilities	47,063	38,525
Total liabilities	182,884	153,339
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 43,616 and 42,505, respectively	549,517	450,908
Retained earnings	229,450	194,728
Accumulated other comprehensive loss	(5,476)	(5,543)
Total stockholders’ equity	773,491	640,093
Total liabilities and stockholders’ equity	$956,375	$793,432

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$627,921	$582,382	$470,929
Cost of revenue	281,596	259,714	212,646
Gross profit	346,325	322,668	258,283
Operating expenses:
Research and development	107,757	93,455	82,359
Selling, general and administrative	133,542	113,803	97,257
Litigation expense	2,464	1,922	1,243
Total operating expenses	243,763	209,180	180,859
Income from operations	102,562	113,488	77,424
Interest and other income, net	10,558	4,994	5,520
Income before income taxes	113,120	118,482	82,944
Income tax expense	4,281	13,214	17,741
Net income	$108,839	$105,268	$65,203

Net income per share:
Basic	$2.52	$2.49	$1.58
Diluted	$2.38	$2.36	$1.50
Weighted-average shares outstanding:
Basic	43,165	42,247	41,350
Diluted	45,763	44,602	43,578

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$108,839	$105,268	$65,203
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,706)	(7,082)	6,369
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $(203), $209 and $0, respectively	1,773	(274)	(341)
Other comprehensive income (loss), net of tax	67	(7,356)	6,028
Comprehensive income	$108,906	$97,912	$71,231

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2017	40,793	$315,969	$119,362	$(4,215)	$431,116
Net income	-	-	65,203	-	65,203
Other comprehensive income	-	-	-	6,028	6,028
Dividends and dividend equivalents declared ($0.80 per share)	-	-	(35,816)	-	(35,816)
Common stock issued under the employee equity incentive plan	781	150	-	-	150
Common stock issued under the employee stock purchase plan	40	2,701	-	-	2,701
Stock-based compensation expense	-	52,625	-	-	52,625
Cumulative effect of a change in accounting principles	-	5,141	(5,141)	-	-
Balance as of December 31, 2017	41,614	376,586	143,608	1,813	522,007
Net income	-	-	105,268	-	105,268
Other comprehensive loss	-	-	-	(7,356)	(7,356)
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(54,527)	-	(54,527)
Common stock issued under the employee equity incentive plan	858	10,637	-	-	10,637
Common stock issued under the employee stock purchase plan	33	3,028	-	-	3,028
Stock-based compensation expense	-	60,657	-	-	60,657
Cumulative effect of a change in accounting principles	-	-	379	-	379
Balance as of December 31, 2018	42,505	450,908	194,728	(5,543)	640,093
Net income	-	-	108,839	-	108,839
Other comprehensive income	-	-	-	67	67
Dividends and dividend equivalents declared ($1.60 per share)	-	-	(74,117)	-	(74,117)
Common stock issued under the employee equity incentive plan	1,083	16,650	-	-	16,650
Common stock issued under the employee stock purchase plan	28	3,277	-	-	3,277
Stock-based compensation expense	-	78,682	-	-	78,682
Balance as of December 31, 2019	43,616	$549,517	$229,450	$(5,476)	$773,491

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$108,839	$105,268	$65,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,867	12,311	16,101
(Gain) loss on disposal and sale of property and equipment, net	(259)	22	(3)
Amortization of premium on available-for-sale securities	729	1,353	1,976
(Gain) loss on deferred compensation plan investments	(3,806)	255	(2,531)
Deferred taxes, net	(577)	(843)	(15,238)
Stock-based compensation expense	78,699	60,607	52,617
Changes in operating assets and liabilities:
Accounts receivable	2,512	(18,079)	(3,785)
Inventories	8,865	(37,060)	(27,795)
Other assets	(10,204)	(1,075)	1,603
Accounts payable	3,048	871	3,077
Accrued compensation and related benefits	7,496	3,806	2,397
Accrued liabilities	7,449	7,092	10,852
Income tax liabilities	(1,355)	6,923	29,347
Net cash provided by operating activities	216,303	141,451	133,821
Cash flows from investing activities:
Purchases of property and equipment	(95,806)	(22,526)	(65,770)
Acquisition of in-place leases	(981)	-	-
Purchases of short-term investments	(212,562)	(99,199)	(140,531)
Proceeds from maturities and sales of short-term investments	135,801	109,131	77,502
Proceeds from sales of long-term investments	250	2,000	-
Proceeds from sales of property and equipment	9,268	-	-
Contributions to deferred compensation plan, net	(3,082)	(4,146)	(5,261)
Net cash used in investing activities	(167,112)	(14,740)	(134,060)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(683)	(749)	(250)
Proceeds from common stock issued under the employee equity incentive plan	16,650	10,637	150
Proceeds from common stock issued under the employee stock purchase plan	3,277	3,028	2,701
Dividends and dividend equivalents paid	(67,294)	(47,475)	(33,926)
Net cash used in financing activities	(48,050)	(34,559)	(31,325)
Effect of change in exchange rates	(883)	(2,208)	1,625
Net increase (decrease) in cash, cash equivalents and restricted cash	258	89,944	(29,939)
Cash, cash equivalents and restricted cash, beginning of period	172,818	82,874	112,813
Cash, cash equivalents and restricted cash, end of period	$173,076	$172,818	$82,874
Supplemental disclosures for cash flow information:
Cash paid for taxes	$10,700	$7,134	$3,619
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$7,803	$1,737	$3,061
Liability accrued for dividends and dividend equivalents	$21,955	$16,319	$10,686

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets integrated power semiconductor solutions and power delivery architectures. MPS’s mission is to provide innovative power solutions in the computing and storage, automotive, industrial, communications and consumer markets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, contingencies and income tax valuation allowances. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash consists of checking and savings accounts. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments may consist of corporate debt securities, certificates of deposit, commercial paper and government agency bonds and treasuries, and the long-term investments consist of government-backed student loan auction-rate securities. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of its customers’ financial condition, monitors payment performance, and, in some cases, requires standby letters of credit. The Company also requires payment in advance for certain customers prior to shipments of goods.

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

Foreign Currency

In general, the functional currency of the Company’s international subsidiaries is the local currency. The primary subsidiaries are located in China, Taiwan and Europe, which utilize the Renminbi, the New Taiwan Dollar and the Euro as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets. In addition, the Company incurs foreign currency exchange gain or loss related to certain intercompany transactions between the U.S. and its foreign subsidiaries that are denominated in a currency other than the functional currency. In connection with the settlement and remeasurement of the balances, the Company recorded foreign currency exchange gain (loss) of $(0.3) million, $1.0 million and $(0.6) million for the years ended December 31, 2019, 2018 and 2017, respectively, which were reported in interest and other income, net, on the Consolidated Statements of Operations.

Cash, Cash Equivalents and Investments

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. The Company may classify investments with maturities beyond one year as short-term based on the nature of the investments and their availability for use in current operations.

Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term debt investments are classified as available-for-sale securities and are stated at their fair market value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Premiums and discounts on debt investments are generally amortized or accreted over the life of the related available-for-sale securities. Interest income is recognized when earned. The cost of investments sold is determined on a specific identification method.

The Company’s available-for-sale investments are subject to periodic impairment reviews. When a decline in the fair value of a debt security below its amortized cost is considered other-than-temporary, the Company records an impairment charge in interest and other income, net.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value, the Company considers the principal or most advantageous market in which the Company would transact, as well as assumptions that market participants would use when pricing the assets or liabilities. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

●	Level 3 - Significant unobservable inputs to the valuation methodology and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation commences when an asset is placed in service and available for its intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have estimated useful lives of 20 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease period. Production equipment and software have estimated useful lives of three to eight years. Transportation equipment has estimated useful lives of 5 to 20 years. Furniture and fixtures have estimated useful lives of three to five years. Land is not depreciated.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. The Company did not record material impairments in any of the periods presented.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration over the fair value of net tangible and identified intangible assets as of the date of acquisition. Goodwill is not amortized.

The Company tests goodwill for impairment at least annually in the fourth quarter of the year, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, then a quantitative goodwill impairment test is performed to measure the impairment loss. No impairment of goodwill has been identified in any of the periods presented.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense on the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies, mutual funds and money market funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies, and at the fair value of the mutual funds and money market funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund and money market fund investments are included in interest and other income, net on the Consolidated Statements of Operations. The following table summarizes the deferred compensation plan balances on the Consolidated Balance Sheets (in thousands):

	December 31,
	2019	2018
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$16,883	$13,103
Fair value of mutual funds and money market funds	21,975	18,867
Total	$38,858	$31,970

Deferred compensation plan assets reported in:
Other long-term assets	$38,858	$31,970

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$425	$447
Other long-term liabilities	39,665	32,283
Total	$40,090	$32,730

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

Leases

The Company determines if an arrangement is a lease at inception. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. ROU assets also include any initial direct costs incurred and prepaid lease payments, less lease incentives received. Because the implicit rate in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the remaining lease payment. The Company recognizes operating lease costs on a straight-line basis over the lease term.

The Company does not record short-term leases with a term of 12 months or less at the commencement date on the Consolidated Balance Sheets. For lease arrangements that contain lease and non-lease components, the Company accounts for them as single lease components.

For lease arrangements where the Company is the lessor, the Company recognizes lease income from operating leases on a straight-line basis over the lease term.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with service conditions or performance conditions is based on the grant date stock price. The fair value of shares issued under the ESPP and RSUs with a purchase price feature is estimated using the Black-Scholes model. The fair value of RSUs with market conditions, as well as RSUs containing both market and performance conditions, is estimated using a Monte Carlo simulation model.

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

The Company accounts for forfeitures of equity awards when they occur.

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

The Company’s calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. The Company’s estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty, finality or uncertainty to an anticipated outcome, changes in accounting or tax laws in the U.S. or foreign jurisdictions where the Company operates, or changes in other facts or circumstances. In addition, the Company recognizes liabilities for potential U.S. and foreign income tax for uncertain income tax positions taken on its tax returns if it has less than a 50% likelihood of being sustained. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than its current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements in the period such determination is made. The Company has calculated its uncertain tax positions which were attributable to certain estimates and judgments.

Litigation and Contingencies

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation regarding its stockholders and its intellectual property, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

Litigation expense recorded on the Consolidated Statements of Operations includes primarily patent infringement litigation and other business matters. The Company records litigation costs in the period in which they are incurred. Proceeds resulting from settlement of litigation or favorable judgments are recorded as a reduction against litigation expense.

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

The Company’s RSUs contain forfeitable rights to receive cash dividend equivalents, which are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. Accordingly, these awards are not treated as participating securities in the net income per share calculation.

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive loss presented on the Consolidated Balance Sheets primarily consists of unrealized gains or losses related to available-for-sale investments and foreign currency translation adjustments.

Recently Adopted Accounting Pronouncement

In  February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires entities to recognize ROU assets and lease liabilities on the balance sheets for leases with terms greater than 12 months. In addition, the standard applies to leases embedded in service or other arrangements. The Company adopted the standard on  January 1, 2019 using the modified retrospective transition method and did not restate comparative periods, as permitted by the standard. In addition, the Company elected the transition practical expedients to not reassess whether its outstanding contracts as of December 31, 2018 contained or were leases, classification of its existing leases and lease terms.

Upon adoption, the Company recognized ROU assets and lease liabilities of its outstanding operating leases on the Consolidated Balance Sheets, primarily related to real estate. The adoption did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 7 for further discussion.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2019

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard will be effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The standard will generally be applied prospectively, with certain exceptions. The Company is evaluating the impact of the adoption on its consolidated financial statements.

In  August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes certain disclosure requirements, including those related to Level 3 fair value measurements. The standard will be effective for annual reporting periods beginning after  December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on its disclosures.

In  January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure the amount of a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard will be applied prospectively, and will be effective for annual reporting periods beginning after  December 15, 2019. The Company will continue to perform the qualitative assessment on its goodwill impairment test and does not expect the adoption of this standard to have a material impact.

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for financial assets held at amortized cost. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and entities will be required to recognize an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard will be effective for annual reporting periods beginning after  December 15, 2019. Entities will apply the standard by recording a cumulative-effect adjustment to retained earnings. The effect of the standard on the Company’s available-for-sale debt securities will largely depend on the composition of the investment portfolio, the financial condition of the issuers, the credit quality and expected collectability of the securities, and economic conditions. The Company does not expect the standard to have a material impact on its consolidated financial statements at the time of adoption.

2. REVENUE RECOGNITION

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on  January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of  December 31, 2017. Results for reporting periods beginning after  January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and were reported in accordance with Topic 605, Revenue Recognition.

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits, as well as dies in wafer form. These product sales were 99%, 98% and 98% of the Company’s total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 16 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, OEMs, ODMs and EMS providers. For the years ended December 31, 2019, 2018 and 2017, 83%, 87% and 88%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  December 31, 2019 and 2018, accounts receivable totaled $52.7 million and $55.2 million, respectively. The Company did not record any allowance for doubtful accounts as of  December 31, 2019 and 2018.

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  December 31, 2019 and 2018, customer prepayments totaled $3.4 million and $2.5 million, respectively. The increase in the customer prepayment balance for the year ended  December 31, 2019 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the year ended December 31, 2019, the Company recognized $2.5 million of revenue that was included in the customer prepayment balance as of  December 31, 2018.

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

3.  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	December 31,
	2019	2018
Cash, cash equivalents and investments:
Cash	$144,860	$131,569
Money market funds	28,100	41,135
Corporate debt securities	260,950	170,909
Commercial paper	1,994	-
U.S. treasuries and government agency bonds	19,493	32,068
Certificates of deposit	-	1,600
Auction-rate securities backed by student-loan notes	3,138	3,241
Total	$458,535	$380,522

	December 31,
	2019	2018
Reported as:
Cash and cash equivalents	$172,960	$172,704
Short-term investments	282,437	204,577
Long-term investments	3,138	3,241
Total	$458,535	$380,522

The contractual maturities of the Company’s short-term and long-term available-for-sale investments are as follows (in thousands):

	December 31,
	2019	2018
Due in less than 1 year	$147,532	$125,845
Due in 1 - 5 years	134,905	78,732
Due in greater than 5 years	3,138	3,241
Total	$285,575	$207,818

The following tables summarize the unrealized gain and loss positions related to the Company’s available-for sale investments (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$28,100	$-	$-	$28,100	$-
Corporate debt securities	260,645	383	(78)	260,950	93,262
Commercial paper	1,994	-	-	1,994	-
U.S. treasuries and government agency bonds	19,487	7	(1)	19,493	993
Auction-rate securities backed by student-loan notes	3,320	-	(182)	3,138	3,138
Total	$313,546	$390	$(261)	$313,675	$97,393

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total Fair Value	Fair Value of Investments in Unrealized Loss Position
Money market funds	$41,135	$-	$-	$41,135	$-
Corporate debt securities	172,288	7	(1,386)	170,909	166,204
U.S. treasuries and government agency bonds	32,207	2	(141)	32,068	28,507
Certificates of deposit	1,600	-	-	1,600	-
Auction-rate securities backed by student-loan notes	3,570	-	(329)	3,241	3,241
Total	$250,800	$9	$(1,856)	$248,953	$197,952

As of  December 31, 2019 and 2018, unrealized losses that had been in a continuous loss position for 12 months or longer were $0.2 million and $1.6 million, respectively. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for other-than-temporary impairment, management reviewed factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment. As of  December 31, 2019 and 2018, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

The Company redeemed $0.3 million and $2.0 million of its auction-rate securities at face value for the years ended December 31, 2019 and 2018, respectively. There were no sales of auction-rate securities for the year ended December 31, 2017. The underlying maturities of the remaining auction-rate securities are up to 27 years. As of December 31, 2019 and 2018, the impairment of $0.2 million and $0.3 million, respectively, was determined to be temporary because management possessed both the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, management believed that it was more likely than not that the Company would not have to sell these securities before recovery of its amortized cost basis. All scheduled interest payments have been received on time pursuant to the terms and conditions of the securities. To date, the Company has redeemed $40.0 million, or 92% of the original portfolio in these auction-rate securities, at par without any realized losses.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amounts reported on the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$172,960	$172,704
Restricted cash included in other long-term assets	116	114
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$173,076	$172,818

As of  December 31, 2019 and 2018, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value measurement of the financial assets (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$28,100	$28,100	$-	$-
Corporate debt securities	260,950	-	260,950	-
Commercial paper	1,994	-	1,994	-
U.S. treasuries and government agency bonds	19,493	-	19,493	-
Auction-rate securities backed by student-loan notes	3,138	-	-	3,138
Mutual funds and money market funds under deferred compensation plan	21,975	21,975	-	-
Total	$335,650	$50,075	$282,437	$3,138

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$41,135	$41,135	$-	$-
Corporate debt securities	170,909	-	170,909	-
U.S. treasuries and government agency bonds	32,068	-	32,068	-
Certificates of deposit	1,600	-	1,600	-
Auction-rate securities backed by student-loan notes	3,241	-	-	3,241
Mutual funds and money market funds under deferred compensation plan	18,867	18,867	-	-
Total	$267,820	$60,002	$204,577	$3,241

_______________

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2018	$5,256
Change in unrealized loss included in other comprehensive income	(15)
Sale and settlement at par	(2,000)
Balance at December 31, 2018	3,241
Change in unrealized gain included in other comprehensive income	147
Sale and settlement at par	(250)
Balance at December 31, 2019	$3,138

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	December 31,
	2019			2018
Time-to-liquidity (in years)	2	-	3	2	-	3
Discount rate	4.0%	-	8.3%	4.9%	-	10.1%

The fair value measurement involves the analysis of valuation techniques and evaluation of unobservable inputs commonly used by market participants to price similar instruments. Outputs from the valuation process are assessed against various market sources when they are available, including marketplace quotes, recent trades of similar illiquid securities and independent pricing services. The valuation of the auction-rate securities is subject to significant management judgment regarding projected future cash flows, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, insurance guaranty and market conditions, among others. Changes in any of the unobservable inputs used in the fair value measurement of auction-rate securities in isolation would result in a lower or higher fair value measurement. For example, an increase in the time-to-liquidity assumption or estimated discount rate would result in a lower fair value measurement.

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$22,872	$43,017
Work in process	42,681	38,674
Finished goods	61,947	54,693
Total	$127,500	$136,384

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2019	2018
RSU tax withholding proceeds receivable	$6,106	$39
Prepaid expense	7,991	3,425
Interest receivable	2,490	1,441
Assets for product returns	1,585	1,602
Prepaid wafer refund receivable	-	4,297
Other	1,433	1,127
Total	$19,605	$11,931

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2019	2018
Production equipment and software	$134,420	$120,645
Buildings and improvements	149,443	100,135
Land	35,040	16,724
Transportation equipment	16,510	12,948
Leasehold improvements	7,173	4,755
Furniture and fixtures	4,660	4,341
Property and equipment	347,246	259,548
Less: accumulated depreciation and amortization	(118,931)	(109,547)
Property and equipment, net	$228,315	$150,001

Depreciation and amortization expense on property and equipment was $14.5 million, $11.4 million and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred compensation plan assets	$38,858	$31,970
Operating lease ROU assets	2,863	-
Prepaid expense	2,687	2,713
Other	1,544	1,296
Total	$45,952	$35,979

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Dividends and dividend equivalents	$21,747	$15,044
Stock rotation and sales returns	5,530	5,363
Customer prepayments	3,412	2,520
Income tax payable	2,435	7,018
Commissions	1,425	1,369
Operating lease liabilities	1,254	-
Warranty	1,139	4,564
Other	7,848	3,084
Total	$44,790	$38,962

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred compensation plan liabilities	$39,665	$32,283
Dividend equivalents	6,265	6,145
Operating lease liabilities	1,103	-
Other	30	97
Total	$47,063	$38,525

6. REAL ESTATE TRANSACTION

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

7. LEASES

 Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than a year to four years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

As of  December 31, 2019, operating lease ROU assets totaled $2.9 million and operating lease liabilities totaled $2.4 million. The following tables summarize certain information related to the leases (in thousands, except percentages):

Year Ended
December 31, 2019
Lease costs:
Operating lease costs	$1,509
Short-term and other lease costs	465
Total lease costs	$1,974

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,364
ROU assets obtained in exchange for new operating lease liabilities (1)	$3,667

December 31, 2019
Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	3.7%

(1)	The amount includes $2.3 million for operating leases existing on January 1, 2019.

As of  December 31, 2019, the maturities of the lease liabilities were as follows (in thousands):

2020	$1,328
2021	734
2022	390
2023	22
Total remaining lease payments	2,474
Less: imputed interest	(117)
Total lease liabilities	$2,357
Reported as:
Current liabilities	$1,254
Long-term liabilities	$1,103

The Company has elected the transition option under Topic 842 and continued to apply the prior accounting standard for leases, including the disclosure requirements, in the comparative periods. As of December 31, 2018, future minimum rental payments under the non-cancelable operating leases were as follows (in thousands):

2019	$1,511
2020	872
2021	273
2022	195
2023	26
Total	$2,877

Rent expense for the years ended December 31, 2018 and 2017 was $1.8 million and $1.5 million, respectively.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms from one year to five years. Some of these leases include options to renew the lease term for up to five years.

For the year ended  December 31, 2019, income related to lease payments was $1.8 million. As of  December 31, 2019, future income related to lease payments was as follows (in thousands):

2020	$1,523
2021	1,378
2022	1,138
2023	604
2024	552
Thereafter	45
Total	$5,240

8.  STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (as amended, the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in  April 2013, and the stockholders approved it in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan, as amended, became effective on  November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on  November 13, 2024. As of  December 31, 2019, 1.6 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$2,409	$1,888	$1,654
Research and development	19,584	15,990	14,816
Selling, general and administrative	56,706	42,729	36,147
Total stock-based compensation expense	$78,699	$60,607	$52,617
Tax benefit related to stock-based compensation	$2,754	$4,383	$5,054

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	366	$51.35	2,284	$43.24	1,620	$23.57	4,270	$36.47
Granted	81	$94.25	585 (1)	$62.72	-	$-	666	$66.56
Vested	(175)	$48.35	(597)	$41.94	-	$-	(772)	$43.39
Forfeited	(14)	$61.80	(6)	$49.82	-	$-	(20)	$58.46
Outstanding at December 31, 2017	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91
Granted	133	$114.36	630 (1)	$85.06	600	$68.48	1,363	$80.62
Vested	(136)	$60.23	(717)	$41.08	-	$-	(853)	$44.13
Forfeited	(15)	$82.20	(5)	$63.16	(1)	$68.48	(21)	$76.92
Outstanding at December 31, 2018	240	$95.38	2,174	$61.61	2,219	$35.69	4,633	$50.94
Granted	52	$141.32	512 (1)	$99.88	-	$-	564	$103.68
Vested	(103)	$81.53	(656)	$53.72	(324)	$23.57	(1,083)	$47.34
Forfeited	(9)	$117.31	(43)	$42.72	(9)	$68.48	(61)	$57.01
Outstanding at December 31, 2019	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $138.3 million, $90.0 million and $74.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the total intrinsic value of all outstanding RSUs was $679.5 million, based on the closing stock price of $178.02. As of December 31, 2019, unamortized compensation expense related to all outstanding RSUs was $100.1 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price totaled $16.6 million and $10.6 million for the years ended  December 31, 2019 and 2018, respectively. There were no proceeds for the year ended December 31, 2017.

Time-Based RSUs

For the years ended December 31, 2019, 2018 and 2017, the Compensation Committee granted 52,000, 133,000, and 81,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

2017 PSUs:

In February 2017, the Compensation Committee granted 200,000 PSUs to the executive officers, which represented a target number of shares that would be earned based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2017 Executive PSUs. In  February 2019, the Compensation Committee approved the revenue achievement for the 2017 Executive PSUs and a total of 521,000 shares were awarded to the executive officers. 50% of the 2017 Executive PSUs vested in the first quarter of 2019. The remaining 2017 Executive PSUs vest over the following two years on a quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2017 Executive PSUs is $31.5 million.

In February 2017, the Compensation Committee granted 48,000 PSUs to certain non-executive employees, which represented a target number of shares that would be earned based on the Company’s 2018 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2017 and 2018) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2017 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2017 Non-Executive PSUs, depending on the job classification of the employee. In  February 2019, the Compensation Committee approved the revenue achievement for the 2017 Non-Executive PSUs and a total of 101,000 shares were awarded to the employees. 50% of the 2017 Non-Executive PSUs vested in the first quarter of 2019. The remaining 2017 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2017 Non-Executive PSUs, excluding cancelled shares for the terminated employees, is $6.1 million.

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

2015 MPSUs:

In December 2015, the Compensation Committee granted 86,000 MPSUs to the executive officers and 41,000 MPSUs to certain non-executive employees, which represented a target number of shares that would be earned upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consisted of four separate tranches with various performance periods all ended on  December 31, 2019. The first tranche contained market conditions only, which required the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from  January 1, 2016 to  December 31, 2019.

The second, third and fourth tranches contained both market and performance conditions. The five stock price targets for the second tranche ranged from $89.56 to $106.81 with a performance period from  January 1, 2017 to  December 31, 2019. The five stock price targets for the third tranche ranged from $120.80 to $135.48 with a performance period from  January 1, 2018 to  December 31, 2019. The five stock price targets for the fourth tranche ranged from $126.08 to $136.79 with a performance period from  January 1, 2019 to  December 31, 2019.

In addition, each of the second, third and fourth tranches required the achievement of one of following six operating metrics:

1.	Successful implementation of full digital solutions for certain power products.
2.	Successful implementation, and adoption by a key customer, of an integrated, software-based field-oriented control with sensors to motor drivers.
3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

The following table summarizes the achievement of the market and performance conditions:

Tranche	Market Conditions	Performance Conditions
One	All stock price targets were achieved as of September 30, 2017.	Not required.
Two	All stock price targets were achieved as of December 31, 2017.	Operating metric #1 was achieved as of December 31, 2018.
Three	All stock price targets were achieved as of September 30, 2018.	Operating metric #2 was achieved as of December 31, 2018.
Four	All stock price targets were achieved as of March 31, 2019.	Operating metric #3 was achieved as of September 30, 2019.

A total of 0.6 million shares were awarded to the employees. The 2015 MPSUs will vest on  January 1, 2020, with post-vesting sales restrictions on the vested shares for up to an additional two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. Based on the actual achievement of all of the market and performance goals, the total stock-based compensation cost for the 2015 MPSUs, excluding cancelled shares for the terminated employees, is $24.6 million ($8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche).

MSUs

2018 MSUs:

In  October 2018, the Compensation Committee granted 60,000 MSUs to the executive officers and 60,000 MSUs to certain non-executive employees, which represented a target number of shares that would be earned upon achievement of stock price targets (“2018 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2018 MSUs if the Company achieved five stock price targets ranging from $140 to $172 during a performance period from October 26, 2018 to December 31, 2023. As of December 31, 2019, all stock price targets have been achieved and the employees were awarded a total of 0.6 million shares. The 2018 MSUs will vest on  January 1, 2024, with post-vesting sales restrictions on the vested shares for up to an additional two years. The total stock-based compensation cost for the 2018 MSUs, excluding cancelled shares for the terminated employees, is $40.4 million.

The Company determined the grant date fair value of the 2018 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $108.43, expected volatility of 31.6%, a risk-free interest rate of 3.0%, and an illiquidity discount of 8.7% to account for the post-vesting sales restrictions.

2013 MSUs:

In December 2013, the Compensation Committee granted 276,000 MSUs to the executive officers and 84,000 MSUs to certain non-executive employees, which represented a target number of shares that would be earned upon achievement of stock price targets (“2013 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2013 MSUs if the Company achieved five price targets ranging from $40 to $56 during a performance period from January 1, 2014 to December 31, 2018. As of December 31, 2015, all stock price targets have been achieved and the employees were awarded a total of 1.8 million shares. The 2013 MSUs vest quarterly from January 1, 2019 to December 31, 2023. The total stock-based compensation cost for the 2013 MSUs, excluding cancelled shares for the terminated employees, is $38.2 million.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7% and a risk-free interest rate of 1.6%. There was no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

ESPP

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period, or purchase shares having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable Treasury Regulations. The ESPP provides for an annual increase by an amount equal to the least of one million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. As of December 31, 2019, 4.5 million shares were available for future issuance. The ESPP will expire in November 2024.

For the years ended December 31, 2019, 2018 and 2017, 28,000, 33,000 and 40,000 shares, respectively, were issued. The intrinsic value of the shares issued was $0.7 million, $1.1 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The unamortized expense was $0.1 million as of December 31, 2019, which will be recognized through the first quarter of 2020. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Expected volatility	37.0%	29.5%	23.5%
Risk-free interest rate	2.2%	2.0%	0.9%
Dividend yield	1.1%	1.0%	0.9%

Cash proceeds from the shares issued under the ESPP were $3.3 million, $3.0 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

The Company has a dividend program approved by the Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Year Ended December 31,
	2019	2018	2017
Dividend declared per share	$1.60	$1.20	$0.80
Total amount	$69,196	$50,803	$33,145

As of  December 31, 2019 and 2018, accrued dividends totaled $17.4 million and $12.8 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  December 31, 2019 and 2018, accrued dividend equivalents totaled $10.6 million and $8.4 million, respectively.

10. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$7,305	$6,321	$5,353
Amortization of premium on available-for-sale securities	(729)	(1,353)	(1,976)
Gain (loss) on deferred compensation plan investments	3,806	(1,022)	2,531
Foreign currency exchange gain (loss)	(310)	953	(550)
Other	486	95	162
Total	$10,558	$4,994	$5,520

For the year ended December 31, 2019, “other” includes a $0.7 million gain recognized from the sale of a parcel of land, net of certain capitalized costs and selling expenses.

11.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$108,839	$105,268	$65,203

Denominator:
Weighted-average outstanding shares - basic	43,165	42,247	41,350
Effect of dilutive securities	2,598	2,355	2,228
Weighted-average outstanding shares - diluted	45,763	44,602	43,578

Net income per share:
Basic	$2.52	$2.49	$1.58
Diluted	$2.38	$2.36	$1.50

Anti-dilutive common stock equivalents were not material in any of the periods presented.

12.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(4,134)	$(13,151)	$(19,115)
Foreign	117,254	131,633	102,059
Income before income taxes	$113,120	$118,482	$82,944

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$1,682	$11,023	$31,025
State	8	4	2
Foreign	3,105	2,992	1,967
Deferred:
Federal	(213)	(797)	(15,426)
Foreign	(301)	(8)	173
Income tax expense	$4,281	$13,214	$17,741

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory federal tax rate	21.0%	21.0%	35.0%
Foreign income at lower rates	(20.7)	(22.0)	(41.2)
Impact of the 2017 Tax Act:
Remeasurement of deferred taxes	-	-	11.8
One-time deemed repatriation transition tax	-	0.6	50.5
Global intangible low-taxed income (“GILTI”)	11.0	14.4	-
Changes in valuation allowance	2.1	-	(36.2)
Stock-based compensation	(1.5)	(1.1)	2.2
Tax credits	(6.2)	(1.9)	(2.1)
Other adjustments	(1.9)	0.2	1.4
Effective tax rate	3.8%	11.2%	21.4%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Tax credits	$18,080	$11,833
Stock-based compensation	6,237	10,040
Deferred compensation	7,110	6,829
Net operating losses	615	1,133
Other expenses not currently deductible	2,323	1,852
Deferred tax assets, gross	34,365	31,687
Valuation allowance	(15,411)	(13,041)
Deferred tax assets, net of valuation allowance	18,954	18,646
Deferred tax liabilities:
Depreciation and amortization	(1,259)	(711)
Undistributed foreign earnings	(77)	(1,105)
Other expenses currently deductible	(425)	-
Deferred tax liabilities	(1,761)	(1,816)
Net deferred tax assets	$17,193	$16,830

Deemed Repatriation Transition Tax:

As permitted by the 2017 Tax Act, the Company has elected to pay the one-time, deemed repatriation transition tax liability of $24.6 million in installments on an interest-free basis over eight years through 2025. For the years ended December 31, 2019 and 2018, the Company paid $1.3 million and $2.6 million of the transition tax, respectively. As of December 31, 2019 and 2018, $2.0 million and $1.3 million of the transition tax were recorded in current accrued liabilities, and $18.7 million and $20.7 million were recorded in long-term income tax liabilities, respectively.

GILTI:

The 2017 Tax Act subjects a U.S. parent shareholder to taxation of its GILTI, effective January 1, 2018. The GILTI inclusions impact companies that have foreign earnings generated without a large aggregate foreign fixed asset base and whose earnings are being taxed at a low tax rate. For the years ended December 31, 2019 and 2018, the Company included $58.6 million and $81.1 million, respectively, related to the GILTI provisions as additional Subpart F income, which was accounted for as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2019 and 2018, the Company has evaluated and concluded that no valuation allowance is required, except for a continued full valuation allowance on the deferred tax assets in California.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from its Bermuda subsidiary on an ongoing basis to fund its future U.S.-based expenditures and dividends.  For the year ended December 31, 2019, the Company repatriated $75 million from its Bermuda subsidiary. As of December 31, 2019, the Company maintained an insignificant deferred tax liability related to California state taxes upon future repatriations.

For all other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund their operations and research and development. As of December 31, 2019, the undistributed earnings were approximately $32.9 million. An actual repatriation of the undistributed earnings could be subject to additional foreign withholding taxes and U.S. state taxes. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the unrecognized state and withholding deferred tax liability is not practicable at this time due to the complexities associated with the hypothetical calculation.

Other Income Tax Provision Matters

As of December 31, 2019, the Company did not have federal net operating loss carryforwards. As of December 31, 2019, the state net operating loss carryforwards for income tax purposes were $12.6 million, which will expire beginning in 2028.

As of December 31, 2019, the Company had no R&D tax credit carryforwards for federal income tax purposes, and $24.1 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

At December 31, 2019, the Company had $25.4 million of unrecognized tax benefits, $17.3 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2018, the Company had $20.5 million of unrecognized tax benefits, $12.8 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2017	$14,431
Increase for tax position of prior year	169
Increase for tax position of current year	2,360
Decrease due to lapse of statute of limitation	(688)
Balance as of December 31, 2017	16,272
Increase for tax position of prior year	1,474
Increase for tax position of current year	2,957
Decrease due to lapse of statute of limitation	(212)
Balance as of December 31, 2018	20,491
Increase for tax position of prior year	1,589
Increase for tax position of current year	4,663
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(776)
Balance as of December 31, 2019	$25,407

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2019 and 2018, the Company has $1.6 million and $0.9 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities in the Consolidated Balance Sheets.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require the Company to increase or decrease its reserves and effective income tax rate over the next twelve months. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China through 2020 and 2021, respectively, for performing research and development activities.

In  July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, invalidating the Treasury regulations that require participants in qualified intercompany cost-sharing arrangements to share stock-based compensation costs. A final decision was issued by the Tax Court in  December 2015, and the IRS appealed the decision in  June 2016. In  June 2019, the Ninth Circuit Court of Appeals upheld the cost-sharing regulations. In  July 2019, Altera filed a petition for rehearing en banc in the Ninth Circuit Court of Appeals. In November 2019, the Ninth Circuit Court of Appeals declined to rehear the case. As of  December 31, 2019, it has not been determined if this ruling will be appealed. Due to the uncertainty surrounding the status of the current regulations, the Company has not recorded any adjustments as of  December 31, 2019. The Company will continue to monitor and evaluate the impact of any new developments on its financial statements.

Income Tax Examination

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. In general, the tax years for 2007 and forward are open for examination for U.S. federal and state income tax purposes. The Company is currently not under any significant tax examinations in any jurisdictions.

13.  COMMITMENTS AND CONTINGENCIES

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$4,564	$2,416	$1,030
Warranty provision for product sales	891	6,586	1,912
Settlements made	(2,768)	(1,402)	(40)
Unused warranty provision	(1,548)	(3,036)	(486)
Balance at end of period	$1,139	$4,564	$2,416

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

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of  December 31, 2019, the Company’s outstanding purchase obligations totaled approximately $90.6 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of  December 31, 2019, there were no material pending legal proceedings to which the Company was a party.

14.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the U.S. who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2019, 2018 and 2017.

15.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue, or with accounts receivable balances equal to 10% or more of the Company’s total accounts receivable:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
Customer	2019	2018	2017	2019	2018
Company A (distributor)	23%	22%	17%	24%	25%
Company B (distributor)	*	10%	*	11%	16%
Company C (distributor)	*	*	10%	*	*
Company A (value-added reseller)	*	*	*	13%	*

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

16.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2019	2018	2017
China	$382,740	$334,726	$257,787
Taiwan	73,801	75,307	83,357
Europe	49,467	49,484	38,140
Korea	43,900	41,238	34,155
Southeast Asia	32,031	36,495	25,755
Japan	27,812	26,853	20,187
United States	17,836	17,621	11,113
Other	334	658	435
Total	$627,921	$582,382	$470,929

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2019	2018	2017
DC to DC	$589,651	$537,512	$431,861
Lighting Control	38,270	44,870	39,068
Total	$627,921	$582,382	$470,929

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2019	2018	2017
China	$113,888	$93,096	$89,472
United States	94,671	39,054	37,539
Taiwan	17,652	16,972	17,238
Other	2,104	879	387
Total	$228,315	$150,001	$144,636

In 2019, the Company revised this disclosure presentation to exclude certain non-current items primarily related to goodwill and deferred compensation assets in accordance with ASC 280, Segment Reporting.  Prior-year amounts have been corrected.  These changes did not impact the Consolidated Balance Sheets.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$(1,364)	$3,177	$1,813
Other comprehensive loss before reclassifications	(549)	(7,082)	(7,631)
Amounts reclassified from accumulated other comprehensive income (loss)	66	-	66
Tax effect	209	-	209
Net current period other comprehensive loss	(274)	(7,082)	(7,356)
Balance as of December 31, 2018	(1,638)	(3,905)	(5,543)
Other comprehensive income (loss) before reclassifications	1,977	(1,706)	271
Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)
Tax effect	(203)	-	(203)
Net current period other comprehensive income (loss)	1,773	(1,706)	67
Balance as of December 31, 2019	$135	$(5,611)	$(5,476)

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in interest and other income, net, in the Consolidated Statements of Operations.  For the year ended December 31, 2019, the Company did not elect to reclassify the income tax effects of the 2017 Tax Act from accumulated other comprehensive loss to retained earnings as the amounts were not material.

18. SUBSEQUENT EVENT

Cash Dividend Increase

In February 2020, the Company’s Board of Directors approved an increase in quarterly cash dividends from $0.40 per share to $0.50 per share.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per share amounts)
Revenue	$166,738	$168,813	$151,007	$141,363
Cost of revenue	74,802	75,655	67,782	63,357
Gross profit	91,936	93,158	83,225	78,006
Operating expenses:
Research and development	27,011	27,742	27,545	25,458
Selling, general and administrative	33,240	34,692	35,058	30,553
Litigation expense	991	692	503	278
Total operating expenses	61,242	63,126	63,106	56,289
Income from operations	30,694	30,032	20,119	21,717
Interest and other income, net	2,731	2,257	2,229	3,341
Income before income taxes	33,425	32,289	22,348	25,058
Income tax expense (benefit)	989	2,761	1,655	(1,123)
Net income	$32,436	$29,528	$20,693	$26,181

Net income per share:
Basic	$0.75	$0.68	$0.48	$0.61
Diluted	$0.70	$0.64	$0.45	$0.58
Weighted-average shares outstanding:
Basic	43,496	43,308	43,109	42,749
Diluted	46,503	45,833	45,483	45,232

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share amounts)
Revenue	$153,497	$159,975	$139,761	$129,150
Cost of revenue	68,904	70,957	62,197	57,655
Gross profit	84,593	89,018	77,564	71,495
Operating expenses:
Research and development	22,735	25,630	23,481	21,609
Selling, general and administrative	28,372	29,552	28,561	27,318
Litigation expense	409	343	640	531
Total operating expenses	51,516	55,525	52,682	49,458
Income from operations	33,077	33,493	24,882	22,037
Interest and other income (expense), net	(393)	2,714	2,232	440
Income before income taxes	32,684	36,207	27,114	22,477
Income tax expense	5,046	4,639	2,908	621
Net income	$27,638	$31,568	$24,206	$21,856

Net income per share:
Basic	$0.65	$0.75	$0.57	$0.52
Diluted	$0.61	$0.71	$0.55	$0.49
Weighted-average shares outstanding:
Basic	42,467	42,362	42,237	41,922
Diluted	45,058	44,669	44,400	44,282

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have implemented additional business processes and control activities, primarily related to the analysis of lease contracts, recognition of the ROU assets and lease liabilities, and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2020 Annual Meeting, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report

(1) All financial statements

Reports of Independent Registered Public Accounting Firms

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+ (3)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+ (4)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+ (5)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+ (6)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+ (7)	Employment Agreement with Jim Moyer.

10.6+(8)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.7+(9)	Letter Agreement with Victor Lee.

10.8+(10)	Letter Agreement with Jeff Zhou.

10.9+(11)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.10+(12)	Letter Agreement with Eugen Elmiger.

10.11+(13)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.12+(14)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.13+(15)	Employment Agreement with Bernie Blegen.

10.14+	Employment Agreements with Saria Tseng and Amendment thereof.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(11)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(12)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(13)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(14)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: February 28, 2020	By:	/s/ Michael Hsing
Michael Hsing
President and Chief Executive Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2020 by the following persons on behalf of the registrant and in the capacities indicated:

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