Form 10-Q
period 2020-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2020-05-11
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 44,740,000 shares of the registrant’s common stock issued and outstanding as of May 4, 2020.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$154,880	$172,960
Short-term investments	334,386	282,437
Accounts receivable, net	54,341	52,704
Inventories	131,499	127,500
Other current assets	29,679	19,605
Total current assets	704,785	655,206
Property and equipment, net	236,807	228,315
Long-term investments	3,057	3,138
Goodwill	6,571	6,571
Deferred tax assets, net	13,821	17,193
Other long-term assets	42,463	45,952
Total assets	$1,007,504	$956,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,752	$27,271
Accrued compensation and related benefits	18,633	26,164
Other accrued liabilities	56,110	44,790
Total current liabilities	112,495	98,225
Income tax liabilities	37,596	37,596
Other long-term liabilities	44,223	47,063
Total liabilities	194,314	182,884
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 44,715 and 43,616, respectively	581,736	549,517
Retained earnings	241,465	229,450
Accumulated other comprehensive loss	(10,011)	(5,476)
Total stockholders’ equity	813,190	773,491
Total liabilities and stockholders’ equity	$1,007,504	$956,375

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$165,778	$141,363
Cost of revenue	74,331	63,357
Gross profit	91,447	78,006
Operating expenses:
Research and development	25,956	25,458
Selling, general and administrative	32,164	30,553
Litigation expense	2,341	278
Total operating expenses	60,461	56,289
Income from operations	30,986	21,717
Other income (expense), net	(1,714)	3,341
Income before income taxes	29,272	25,058
Income tax benefit	(6,484)	(1,123)
Net income	$35,756	$26,181

Net income per share:
Basic	$0.80	$0.61
Diluted	$0.77	$0.58
Weighted-average shares outstanding:
Basic	44,455	42,749
Diluted	46,670	45,232

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$35,756	$26,181
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,882)	3,677
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $55 and $(98), respectively	(1,653)	826
Other comprehensive income (loss), net of tax	(4,535)	4,503
Comprehensive income	$31,221	$30,684

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	35,756	-	35,756
Other comprehensive loss	-	-	-	(4,535)	(4,535)
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,741)	-	(23,741)
Common stock issued under the employee equity incentive plan	1,084	11,758	-	-	11,758
Common stock issued under the employee stock purchase plan	15	1,892	-	-	1,892
Stock-based compensation expense	-	18,569	-	-	18,569
Balance as of March 31, 2020	44,715	$581,736	$241,465	$(10,011)	$813,190

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	26,181	-	26,181
Other comprehensive income	-	-	-	4,503	4,503
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,531)	-	(18,531)
Common stock issued under the employee equity incentive plan	514	10,383	-	-	10,383
Common stock issued under the employee stock purchase plan	14	1,627	-	-	1,627
Stock-based compensation expense	-	15,995	-	-	15,995
Balance as of March 31, 2019	43,033	$478,913	$202,378	$(1,040)	$680,251

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$35,756	$26,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,328	3,255
(Gain) loss on disposal and sale of property and equipment, net	(1)	14
Amortization of premium on available-for-sale securities	494	121
(Gain) loss on deferred compensation plan investments	3,750	(1,935)
Deferred taxes, net	3,412	(33)
Stock-based compensation expense	18,562	16,010
Changes in operating assets and liabilities:
Accounts receivable	(1,635)	(3,676)
Inventories	(3,994)	(6,171)
Other assets	(10,061)	(1,576)
Accounts payable	7,185	4,778
Accrued compensation and related benefits	(7,374)	4
Income tax liabilities	34	(1,491)
Other accrued liabilities	963	3,355
Net cash provided by operating activities	51,419	38,836
Cash flows from investing activities:
Purchases of property and equipment	(9,952)	(58,376)
Acquisition of in-place leases	-	(981)
Purchases of short-term investments	(101,566)	-
Proceeds from maturities and sales of short-term investments	47,397	28,076
Proceeds from sales of long-term investments	100	-
Proceeds from sales of property and equipment	1	1,456
Contributions to deferred compensation plan, net	(438)	(956)
Net cash used in investing activities	(64,458)	(30,781)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(279)	(10)
Proceeds from common stock issued under the employee equity incentive plan	11,758	10,383
Proceeds from common stock issued under the employee stock purchase plan	1,892	1,627
Dividends and dividend equivalents paid	(17,427)	(12,761)
Net cash used in financing activities	(4,056)	(761)
Effect of change in exchange rates	(985)	1,770
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,080)	9,064
Cash, cash equivalents and restricted cash, beginning of period	173,076	172,818
Cash, cash equivalents and restricted cash, end of period	$154,996	$181,882
Supplemental disclosures for cash flow information:
Cash paid for taxes	$279	$393
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$10,909	$958
Liability accrued for dividends and dividend equivalents	$23,725	$18,534

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended  December 31, 2019, filed with the SEC on  February 28, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Form 10-Q are not necessarily indicative of the results that  may be expected for the year ending  December 31, 2020 or for any other future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these condensed consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, contingencies and income tax valuation allowances.

The coronavirus pandemic first identified in December 2019 (“COVID-19”) has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, supply chains and other business operations for an unknown period of time until the disease is contained. These events could have a negative impact on the Company’s sales and results of operations for the remainder of 2020, but the Company is currently unable to predict the size and duration of such impact. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. As new events continue to evolve and additional information becomes available, these estimates and assumptions may change and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and assumptions, and any such differences may be material to the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes certain disclosure requirements, including those related to Level 3 fair value measurements. The Company adopted the standard in the first quarter of 2020 and the adoption did not have a material impact on its disclosures.

In  January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities continues to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company adopted the standard in the first quarter of 2020 and the adoption did not have a material impact on its annual goodwill impairment test.

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and entities are required to recognize an allowance for credit losses rather than reductions in the amortized cost of the securities. Entities are required to apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company adopted the standard in the first quarter of 2020, which did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted as of March 31, 2020

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales were 98% and 99% of the Company’s total revenue for the three months ended  March 31, 2020 and 2019, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended  March 31, 2020 and 2019, 80% and 84%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Three U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  March 31, 2020 and December 31, 2019, accounts receivable totaled $54.3 million and $52.7 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 60 days. The Company does not require its customers to provide collateral to support accounts receivable. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or payment in advance prior to shipments of goods. For the three months ended March 31, 2020 and 2019, the Company did not recognize any write-offs of its accounts receivable. As of March 31, 2020, the Company did not record any allowance for credit losses, and as of December 31, 2019, the Company did not record any allowance for doubtful accounts.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  March 31, 2020 and December 31, 2019, customer prepayments totaled $5.2 million and $3.4 million, respectively. The increase in the customer prepayment balance for the three months ended March 31, 2020 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the three months ended  March 31, 2020, the Company recognized $3.2 million of revenue that was included in the customer prepayment balance as of  December 31, 2019.

Practical Expedients

The Company has elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

The Company’s standard payment terms generally require customers to pay 30 to 60 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within a quarter. The Company has elected not to determine whether contracts with customers contain significant financing components.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan (as amended, the “2014 Plan”)

The Board of Directors adopted the 2014 Plan in  April 2013, and the stockholders approved it in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The 2014 Plan became effective on  November 13, 2014 and provides for the issuance of up to 5.5 million shares. The 2014 Plan will expire on  November 13, 2024. As of  March 31, 2020, 1.2 million shares remained available for future issuance under the 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$557	$531
Research and development	4,370	4,429
Selling, general and administrative	13,635	11,050
Total stock-based compensation expense	$18,562	$16,010
Tax benefit related to stock-based compensation (1)	$470	$838

_________________

(1)	Amounts reflect the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16
Granted	47	$183.53	324 (1)	$168.69	-	$-	371	$170.56
Vested	(24)	$104.06	(979)	$56.22	(81)	$23.57	(1,084)	$54.85
Forfeited	(2)	$114.71	(7)	$81.64	(3)	$68.48	(12)	$83.20
Outstanding at March 31, 2020	201	$132.71	1,325	$110.99	1,802	$38.21	3,328	$72.88

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $182.1 million and $57.7 million for the three months ended  March 31, 2020 and 2019, respectively. As of  March 31, 2020, the total intrinsic value of all outstanding RSUs was $517.6 million, based on the closing stock price of $167.46. As of  March 31, 2020, unamortized compensation expense related to all outstanding RSUs was $144.1 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price totaled $11.8 million and $10.4 million for the three months ended March 31, 2020 and 2019, respectively.

Time-Based RSUs:

For the three months ended  March 31, 2020, the Compensation Committee granted 47,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2020 PSUs:

In  February 2020, the Compensation Committee granted 100,000 PSUs to the executive officers, which represent a target number of shares to be earned based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Executive PSUs”). The maximum number of shares that an executive officer can earn is 300% of the target number of the 2020 Executive PSUs. 50% of the 2020 Executive PSUs will vest in the first quarter of 2022 if the pre-determined performance goals are met during the performance period. The remaining 2020 Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2020 Executive PSUs is $51.1 million.

In  February 2020, the Compensation Committee granted 30,000 PSUs to certain non-executive employees, which represent a target number of shares to be earned based on the Company’s 2021 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2020 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2020 Non-Executive PSUs will vest in the first quarter of 2022 if the pre-determined performance goals are met during the performance period. The remaining 2020 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2020 Non-Executive PSUs is $12.9 million.

The 2020 Executive PSUs and the 2020 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The Company will waive the $30 purchase price requirement if the average stock price for 20 consecutive trading days at any time during the performance period is $30 higher than the grant date stock price of $182.62. The Company determined the grant date fair value using a Monte Carlo simulation model with the following assumptions: stock price of $182.62, simulation term of 2.0 years, expected volatility of 33.6%, risk-free interest rate of 1.4% and expected dividend yield of 1.1%.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2020 and 2019, 15,000 and 14,000 shares, respectively, were issued under the ESPP. As of March 31, 2020, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.0 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unamortized expense was $0.4 million, which will be recognized through the third quarter of 2020. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	0.5	0.5
Expected volatility	31.4%	37.3%
Risk-free interest rate	1.6%	2.5%
Dividend yield	1.1%	1.2%

Cash proceeds from the shares issued under the ESPP were $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$32,502	$22,872
Work in process	48,022	42,681
Finished goods	50,975	61,947
Total	$131,499	$127,500

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
RSU tax withholding proceeds receivable	$5,744	$6,106
Prepaid expense	18,444	7,991
Accrued interest receivable	2,530	2,490
Assets for product returns	1,824	1,585
Other	1,137	1,433
Total	$29,679	$19,605

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred compensation plan assets	$35,547	$38,858
Operating lease right-of-use (“ROU”) assets	2,744	2,863
Prepaid expense	2,715	2,687
Other	1,457	1,544
Total	$42,463	$45,952

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Dividends and dividend equivalents	$27,846	$21,747
Stock rotation and sales returns	6,474	5,530
Accrued purchases of property and equipment	5,834	4,678
Income tax payable	2,462	2,435
Customer prepayments	5,221	3,412
Commissions	2,191	1,425
Operating lease liabilities	1,140	1,254
Warranty	1,144	1,139
Other	3,798	3,170
Total	$56,110	$44,790

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred compensation plan liabilities	$36,627	$39,665
Dividend equivalents	6,481	6,265
Operating lease liabilities	1,086	1,103
Other	29	30
Total	$44,223	$47,063

5. LEASES

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

As of  March 31, 2020 and December 31, 2019, operating lease ROU assets totaled $2.7 million and $2.9 million, respectively. As of March 31, 2020 and December 31, 2019, operating lease liabilities totaled $2.2 million and $2.4 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019
Lease costs:
Operating lease costs	$366	$305
Short-term and other lease costs	77	98
Total lease costs	$443	$403

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$373	$304
ROU assets obtained in exchange for new operating lease liabilities (1)	$277	$2,264

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.2	2.1
Weighted-average discount rate	3.6%	3.7%

(1)	For the three months ended March 31, 2019, the amount includes $2.2 million for operating leases existing on January 1, 2019.

As of March 31, 2020, the maturities of the lease liabilities were as follows (in thousands):

2020 (remaining nine months)	$994
2021	774
2022	453
2023	96
2024	12
Total remaining lease payments	2,329
Less: imputed interest	(103)
Total lease liabilities	$2,226
Reported as:
Current liabilities	$1,140
Long-term liabilities	$1,086

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms from one year to five years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended March 31, 2020 and 2019, income related to lease payments was $0.4 million and $0.2 million, respectively. As of  March 31, 2020, future income related to lease payments was as follows (in thousands):

2020 (remaining nine months)	$1,620
2021	2,285
2022	2,074
2023	1,240
2024	552
Thereafter	59
Total	$7,830

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$35,756	$26,181

Denominator:
Weighted-average outstanding shares - basic	44,455	42,749
Effect of dilutive securities	2,215	2,483
Weighted-average outstanding shares - diluted	46,670	45,232

Net income per share:
Basic	$0.80	$0.61
Diluted	$0.77	$0.58

Anti-dilutive common stock equivalents were not material in any of the periods presented.

7. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue, or with accounts receivable balances equal to 10% or more of the Company’s total accounts receivable:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2020	2019	2020	2019
Distributor A	23%	23%	28%	24%
Distributor B	*	*	13%	11%
Value-added reseller A	*	*	16%	13%
Direct customer A	10%	*	*	*

* Represents less than 10%.

The Company’s agreements with these third-party customers were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of the distributors or the value-added reseller was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the customer. If the Company's agreement with the direct customer was terminated, or if sales to such customer decrease significantly in future periods, the Company's operating results could be materially and adversely affected.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2020	2019
China	$105,737	$76,198
Taiwan	16,540	21,347
Europe	13,072	12,984
South Korea	10,944	9,611
Southeast Asia	8,780	8,672
Japan	6,890	6,642
United States	3,737	5,806
Other	78	103
Total	$165,778	$141,363

 The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2020	2019
DC to DC	$156,875	$132,711
Lighting Control	8,903	8,652
Total	$165,778	$141,363

 The following is a summary of property and equipment, net, by geographic regions (in thousands):

	March 31,	December 31,
Country	2020	2019
China	$119,904	$113,888
United States	96,982	94,671
Taiwan	17,341	17,652
Other	2,580	2,104
Total	$236,807	$228,315

8. COMMITMENTS AND CONTINGENCIES

Product Warranties

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$1,139	$4,564
Warranty provision for product sales	541	268
Settlements made	(111)	(2,271)
Unused warranty provision	(425)	(516)
Balance at end of period	$1,144	$2,045

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of  March 31, 2020, the Company’s outstanding purchase obligations totaled approximately $102.6 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of  March 31, 2020, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	March 31,	December 31,
	2020	2019
Cash, cash equivalents and investments:
Cash	$143,926	$144,860
Money market funds	10,954	28,100
Corporate debt securities	308,909	260,950
Commercial paper	4,943	1,994
U.S. treasuries and government agency bonds	20,534	19,493
Auction-rate securities backed by student-loan notes	3,057	3,138
Total	$492,323	$458,535

	March 31,	December 31,
	2020	2019
Reported as:
Cash and cash equivalents	$154,880	$172,960
Short-term investments	334,386	282,437
Long-term investments	3,057	3,138
Total	$492,323	$458,535

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$175,874	$175,281
Due in 1 - 5 years	159,928	159,105
Due in greater than 5 years	3,220	3,057
Total	$339,022	$337,443

Realized gains and losses recognized on the sale of the available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,954	$-	$-	$10,954
Corporate debt securities	310,367	559	(2,017)	308,909
Commercial paper	4,942	3	(2)	4,943
U.S. treasuries and government agency bonds	20,493	41	-	20,534
Auction-rate securities backed by student-loan notes	3,220	-	(163)	3,057
Total	$349,976	$603	$(2,182)	$348,397

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,100	$-	$-	$28,100
Corporate debt securities	260,645	383	(78)	260,950
Commercial paper	1,994	-	-	1,994
U.S. treasuries and government agency bonds	19,487	7	(1)	19,493
Auction-rate securities backed by student-loan notes	3,320	-	(182)	3,138
Total	$313,546	$390	$(261)	$313,675

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$215,069	$(2,017)	$-	$-	$215,069	$(2,017)
Commercial paper	2,469	(2)	-	-	2,469	(2)
Auction-rate securities backed by student-loan notes	-	-	3,057	(163)	3,057	(163)
Total	$217,538	$(2,019)	$3,057	$(163)	$220,595	$(2,182)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$82,126	$(63)	$11,136	$(15)	$93,262	$(78)
U.S. treasuries and government agency bonds	993	(1)	-	-	993	(1)
Auction-rate securities backed by student-loan notes	-	-	3,138	(182)	3,138	(182)
Total	$83,119	$(64)	$14,274	$(197)	$97,393	$(261)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. As of December 31, 2019, the Company did not consider the impairment of its investments to be other-than-temporary. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 26 years.  The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.1 million, or 93% of the original portfolio in these auction-rate securities, at par without any realized losses.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$154,880	$172,960
Restricted cash included in other long-term assets	116	116
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$154,996	$173,076

As of  March 31, 2020 and December 31, 2019, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

 10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$10,954	$10,954	$-	$-
Corporate debt securities	308,909	-	308,909	-
Commercial paper	4,943	-	4,943	-
U.S. treasuries and government agency bonds	20,534	-	20,534	-
Auction-rate securities backed by student-loan notes	3,057	-	-	3,057
Mutual funds and money market funds under deferred compensation plan	20,226	20,226	-	-
Total	$368,623	$31,180	$334,386	$3,057

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$28,100	$28,100	$-	$-
Corporate debt securities	260,950	-	260,950	-
Commercial paper	1,994	-	1,994	-
U.S. treasuries and government agency bonds	19,493	-	19,493	-
Auction-rate securities backed by student-loan notes	3,138	-	-	3,138
Mutual funds and money market funds under deferred compensation plan	21,975	21,975	-	-
Total	$335,650	$50,075	$282,437	$3,138

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2020	$3,138
Change in unrealized gain included in other comprehensive income	19
Sale and settlement at par	(100)
Balance at March 31, 2020	$3,057

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	March 31, 2020 (1)				December 31, 2019
Time-to-liquidity (in years)	2	-	3	(2.5)	2	-	3
Discount rate	3.1%	-	7.3%	(5.0%)	4.0%	-	8.3%

(1)	The parenthetical value represents the weighted average, which was calculated based on the relative fair value of the securities.

The fair value measurement involves the analysis of valuation techniques and evaluation of unobservable inputs commonly used by market participants to price similar instruments. Outputs from the valuation process are assessed against various market sources when they are available, including marketplace quotes, recent trades of similar illiquid securities and independent pricing services. The valuation of the auction-rate securities is subject to significant management judgment regarding projected future cash flows, which will depend on many factors, including the quality of the underlying collateral, estimated time to liquidity including potential to be called or restructured, underlying final maturity, and market conditions, among others. Changes in any of the unobservable inputs used in the fair value measurement of auction-rate securities in isolation would result in a lower or higher fair value measurement. For example, an increase in the time-to-liquidity assumption or estimated discount rate would result in a lower fair value measurement.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2020	2019
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$15,321	$16,883
Fair value of mutual funds and money market funds	20,226	21,975
Total	$35,547	$38,858

Deferred compensation plan assets reported in:
Other long-term assets	$35,547	$38,858

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$155	$425
Other long-term liabilities	36,627	39,665
Total	$36,782	$40,090

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$2,374	$1,696
Amortization of premium on available-for-sale securities	(494)	(121)
Gain (loss) on deferred compensation plan investments	(3,750)	1,935
Foreign currency exchange gain (loss)	3	(201)
Other	153	32
Total	$(1,714)	$3,341

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide economic relief to individuals and businesses to combat the COVID-19 pandemic and stimulate the U.S. economy. The CARES Act includes certain temporary changes to tax laws, such as the utilization of net operating loss carryforwards and interest expense deductions. The Company reviewed the provisions of the CARES Act and does not believe the CARES Act will have a material impact on its income tax provisions, results of operations or financial condition for the year ending December 31, 2020. The Company will continue to monitor any new developments related to the CARES Act and evaluate their impact on its financial statements.

The income tax benefit for the three months ended  March 31, 2020 was $6.5 million, or 22.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax benefit for the three months ended  March 31, 2019 was $1.1 million, or 4.5% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The Company’s uncertain tax positions relate to the allocation of income and deductions among its global entities and to the determination of the research and development tax credit. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means,  may occur and would require the Company to increase or decrease its reserves and effective income tax rate over the next twelve months. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

In  July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, invalidating the Treasury regulations that require participants in qualified intercompany cost-sharing arrangements to share stock-based compensation costs. A final decision was issued by the Tax Court in  December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in  June 2016. In  June 2019, the Ninth Circuit Court of Appeals upheld the cost-sharing regulations. In  July 2019, Altera filed a petition for rehearing en banc in the Ninth Circuit Court of Appeals. In  November 2019, the Ninth Circuit Court of Appeals declined to rehear the case. In February 2020, Altera filed a petition with the Supreme Court to review the case. Due to the uncertainty surrounding the status of the current regulations, the Company has not recorded any adjustments as of  March 31, 2020. The Company will continue to monitor and evaluate the impact of any new developments on its financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$135	$(5,611)	$(5,476)
Other comprehensive loss before reclassifications	(1,680)	(2,882)	(4,562)
Amounts reclassified from accumulated other comprehensive loss	(28)	-	(28)
Tax effect	55	-	55
Net current period other comprehensive loss	(1,653)	(2,882)	(4,535)
Balance as of March 31, 2020	$(1,518)	$(8,493)	$(10,011)

The amounts reclassified from accumulated other comprehensive loss were recorded in other income (expense), net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	2020	2019
Dividend declared per share	$0.50	$0.40
Total amount	$22,317	$17,180

As of  March 31, 2020 and December 31, 2019, accrued dividends totaled $22.3 million and $17.4 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  March 31, 2020 and December 31, 2019, accrued dividend equivalents totaled $12.0 million and $10.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business;

•	protection of our proprietary technology,

•	business outlook for the remainder of 2020 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business and our industry, including our expectations regarding the potential impacts of the COVID-19 pandemic on our business. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

We are a leading semiconductor company that designs, develops and markets high-performance power solutions. Incorporated in 1997, our core strengths include deep system-level and applications knowledge, strong analog design expertise and an innovative proprietary process technology. These combined strengths enable us to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90% and 87% for the three months ended March 31, 2020 and 2019, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns. These measures have resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, supply chains and other business operations for an unknown period of time until the disease is contained.

Our primary focus is to continue to execute our business plan and mitigate the effect of the pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The impact of the pandemic on our business operations was minimal in the first quarter of 2020.  Some of the key developments and initiatives we implemented include, but are not limited to, the following:

●	Employees:

Our top priority during the pandemic is protecting the health and safety of our employees. As governments institute new restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for essential operations. In Asia, the United States and Europe, we have implemented work-from-home arrangements in accordance with local regulations. To date, these arrangements have allowed us to successfully maintain business operations and customer relations.

●	Facilities and Supply Chain:

Our manufacturing facilities in China and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the proper guidance issued by local and national government authorities. In addition, we have not experienced any major supply chain issues.

●	Customers:

We did not experience a decrease in customer demand specifically due to the pandemic, and our ability to secure and fulfill customer demand was not affected in the first quarter of 2020.  Furthermore, there were no significant delays in payments by our customers.

●	Liquidity and Capital Resources:

Our cash and investment balances remain strong and we continue to generate positive operating cash flows. We believe we have sufficient liquidity to satisfy our cash needs as we manage through the current uncertain environment. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity to support our business for the remainder of 2020.

We are actively working with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy, the semiconductor industry and our business. A prolonged economic slowdown as a result of the pandemic could materially and adversely impact our business, results of operations and financial condition for the remainder of 2020 and beyond.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, economic conditions and other future events. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance due to the COVID-19 pandemic that would require us to update our critical accounting policies and estimates used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. As new events evolve and additional information becomes available, these estimates and assumptions may change and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2020		2019
	(in thousands, except percentages)
Revenue	$165,778	100.0%	$141,363	100.0%
Cost of revenue	74,331	44.8	63,357	44.8
Gross profit	91,447	55.2	78,006	55.2
Operating expenses:
Research and development	25,956	15.7	25,458	18.0
Selling, general and administrative	32,164	19.4	30,553	21.6
Litigation expense	2,341	1.4	278	0.2
Total operating expenses	60,461	36.5	56,289	39.8
Income from operations	30,986	18.7	21,717	15.4
Other income (expense), net	(1,714)	(1.0)	3,341	2.3
Income before income taxes	29,272	17.7	25,058	17.7
Income tax benefit	(6,484)	(3.9)	(1,123)	(0.8)
Net income	$35,756	21.6%	$26,181	18.5%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2020	% of Revenue	2019	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$51,957	31.3%	$39,188	27.7%	32.6%
Automotive	23,312	14.1	20,517	14.5	13.6%
Industrial	25,237	15.2	21,340	15.1	18.3%
Communications	27,870	16.8	22,182	15.7	25.6%
Consumer	37,402	22.6	38,136	27.0	(1.9)%
Total	$165,778	100.0%	$141,363	100.0%	17.3%

Revenue for the three months ended March 31, 2020 was $165.8 million, an increase of $24.4 million, or 17.3%, from $141.4 million for the three months ended March 31, 2019. This increase was driven by higher sales in all of our end markets except for the consumer market where we experienced a decline in sales. Overall unit shipments increased by 5% due to higher market demand and average sales prices increased by 11% compared to the same period in 2019.

For the three months ended March 31, 2020, revenue from the computing and storage market increased $12.8 million, or 32.6%, from the same period in 2019. This increase was primarily driven by strength in the cloud computing and the solid-state drive storage markets, which was partially offset by lower demand in the high-performance notebook market. Revenue from the communications market increased $5.7 million, or 25.6%, from the same period in 2019. This increase was primarily driven by higher demand in infrastructure sales including the 5G network. Revenue from the industrial market increased $3.9 million, or 18.3%, from the same period in 2019. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the automotive market increased $2.8 million, or 13.6%, from the same period in 2019. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the consumer market decreased $0.7 million, or 1.9%, from the same period in 2019. This decrease was primarily due to a decrease in demand for high volume consumer-related products, as well as lower sales from specialty lighting products. This decrease was partially offset by higher demand for wearables and charger products.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands, except percentages)
Cost of revenue	$74,331	$63,357	17.3%
As a percentage of revenue	44.8%	44.8%
Gross profit	$91,447	$78,006	17.2%
Gross margin	55.2%	55.2%

Cost of revenue was $74.3 million, or 44.8% of revenue, for the three months ended March 31, 2020, and $63.4 million, or 44.8% of revenue, for the three months ended March 31, 2019. The $10.9 million increase in cost of revenue was primarily due to a 5% increase in overall unit shipments and a 7% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs and inventory write-downs.

Gross margin was 55.2% for the three months ended March 31, 2020, compared with 55.2% for the three months ended March 31, 2019. For the three months ended March 31, 2020, gross margin was favorably impacted by increased sales of higher margin products compared to the same period in 2019. This increase was primarily offset by higher manufacturing overhead costs and inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands, except percentages)
R&D expenses	$25,956	$25,458	2.0%
As a percentage of revenue	15.7%	18.0%

R&D expenses were $26.0 million, or 15.7% of revenue, for the three months ended March 31, 2020, and $25.5 million, or 18.0% of revenue, for the three months ended March 31, 2019. The $0.5 million increase in R&D expenses was primarily due to an increase of $1.9 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $0.4 million in new product development expenses. These increases were partially offset by a credit of $2.1 million related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 837 employees as of March 31, 2020, compared with 708 employees as of March 31, 2019.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands, except percentages)
SG&A expenses	$32,164	$30,553	5.3%
As a percentage of revenue	19.4%	21.6%

SG&A expenses were $32.2 million, or 19.4% of revenue, for the three months ended March 31, 2020, and $30.6 million, or 21.6% of revenue, for the three months ended March 31, 2019. The $1.6 million increase in SG&A expenses was primarily due to an increase of $2.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $2.5 million in compensation expenses, which include salary, benefits and bonuses. These increases were partially offset by a credit of $3.3 million related to changes in the value of the deferred compensation plan liabilities and a decrease of $0.4 million in professional fees. Our SG&A headcount was 513 employees as of March 31, 2020, compared with 454 employees as of March 31, 2019.

Litigation Expense

Litigation expense was $2.3 million for the three months ended March 31, 2020, compared with $0.3 million for the three months ended March 31, 2019. The increase was primarily due to an ongoing patent infringement lawsuit in which we are the defendant, and an ongoing lawsuit in which we are the plaintiff.

Other Income (Expense), Net

Other expense, net, was $1.7 million for the three months ended March 31, 2020, compared with other income, net, of $3.3 million for the three months ended March 31, 2019. The decrease was primarily due to an increase of $5.7 million in expense related to changes in the value of the deferred compensation plan investments and an increase of $0.4 million in amortization of premium on available-for-sale securities. These unfavorable changes were partially offset by an increase of $0.7 million in interest income primarily as a result of higher investment balances.

Income Tax Benefit

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

In March 2020, the CARES Act was enacted and signed into law. We do not believe the CARES Act will have a material impact on our income tax provisions, results of operations or financial condition for the year ending December 31, 2020.  We will continue to monitor any new developments related to the CARES Act and evaluate their impact on our financial statements.

The income tax benefit for the three months ended March 31, 2020 was $6.5 million, or 22.2% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax benefit for the three months ended March 31, 2019 was $1.1 million, or 4.5% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019
	(in thousands, except percentages)
Cash and cash equivalents	$154,880	$172,960
Short-term investments	334,386	282,437
Total cash, cash equivalents and short-term investments	$489,266	$455,397
Percentage of total assets	48.6%	47.6%

Total current assets	704,785	655,206
Total current liabilities	(112,495)	(98,225)
Working capital	$592,290	$556,981

As of March 31, 2020, we had cash and cash equivalents of $154.9 million and short-term investments of $334.4 million, compared with cash and cash equivalents of $173.0 million and short-term investments of $282.4 million as of December 31, 2019. As of March 31, 2020, $107.2 million of cash and cash equivalents and $218.5 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2020, we had working capital of $592.3 million, compared with working capital of $557.0 million as of December 31, 2019. The $35.3 million increase in working capital was due to a $49.6 million increase in current assets, which was partially offset by a $14.3 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments and other current assets, which was partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was primarily due to an increase in accounts payable and other accrued liabilities, which was partially offset by a decrease in accrued compensation and related benefits.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$51,419	$38,836
Net cash used in investing activities	(64,458)	(30,781)
Net cash used in financing activities	(4,056)	(761)
Effect of change in exchange rates	(985)	1,770
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,080)	$9,064

For the three months ended March 31, 2020, net cash provided by operating activities was $51.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $14.9 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to an increase in prepaid income taxes. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The decrease in accrued compensation and related benefits was primarily due to the payments of accrued bonuses. For the three months ended March 31, 2019, net cash provided by operating activities was $38.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $4.8 million from the changes in our operating assets and liabilities. The increase in accounts receivable was primarily driven by timing of shipments in the last month of the quarter and sales to customers with longer payment terms. The increase in inventories was primarily driven by an increase in finished goods to meet current demand and future growth. The increase in accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan.

For the three months ended March 31, 2020, net cash used in investing activities was $64.5 million, primarily due to purchases of property and equipment of $10.0 million and net purchases of short-term investments of $54.2 million. For the three months ended March 31, 2019, net cash used in investing activities was $30.8 million, primarily due to purchases of property and equipment of $58.4 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million, and net contributions to the deferred compensation plan of $1.0 million.  Cash used in investing activities was partially offset by proceeds from maturities and sales of investments of $28.1 million and sales of property and equipment of $1.5 million.

For the three months ended March 31, 2020, net cash used in financing activities was $4.1 million, primarily reflecting $17.4 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $13.7 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the three months ended March 31, 2019, net cash used in financing activities was $0.8 million, primarily reflecting $12.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $12.0 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from our Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we currently believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months.

In the future, in order to strengthen our financial position, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to discontinue paying dividends and dividend equivalents, and may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. Accordingly, we cannot ensure that we will continue to pay dividends and dividend equivalents in the future, and there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

From time to time, we have engaged in discussions with third parties concerning capital investments and potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential investments and acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, assumptions of debt, and/or payment of cash consideration. We may also be required to raise additional funds to complete any such investments or acquisitions, through either the issuance of equity and debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of March 31, 2020, the outstanding balance under our purchase commitments was $102.6 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2020, the outstanding liability was $20.7 million.

Our long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2020, the outstanding obligations were $44.2 million.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have implemented work-from-home arrangements in accordance with local shelter-in-place orders or other governmental restrictions in the United States, Europe and Asia during the quarter ended March 31, 2020. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2020, there were no material pending legal proceedings to which we were a party.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the breath and liquidity of the market for our common stock;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	epidemics and pandemics, such as the COVID-19 pandemic;

•	trading activity in our common stock, including short positions;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

Our revenue, expenses, and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. We expect fluctuations to continue for a number of reasons, including:

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions;

•	changes in business conditions at our distributors, value-added resellers and/or end-customers;

•	changes in general economic conditions in the countries where our products are sold or used;

•	the impact of epidemics and pandemics, such as the COVID-19 pandemic, on our business;

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

The effects of the global COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. In March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. In recent months, governments around the world have imposed various mandatory measures and the private sectors have taken actions in an effort to combat the spread of the disease, such as travel restrictions, quarantines and business shutdowns. In addition, the U.S. government has declared a state of emergency or similar disaster declaration, and many states, including Washington and California where we have substantial operations, have enacted shelter-in-place or similar restrictive orders. These events have led to significant disruptions and uncertainties in the global economy and in the financial markets, which could materially and adversely affect our financial condition and results of operations. Uncertainties regarding the economic impact of the pandemic is likely to result in sustained market turmoil and adversely impact the semiconductor industry, which could also negatively and materially impact our business, financial condition and results of operations.

The extent of the impact of the pandemic on our operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic, and the effects on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. A sustained or prolonged outbreak could exacerbate the adverse impact on our business, which may include:

•	a decrease in demand and pricing for our products, and losses of significant contracts or key customers as a result of a global economic downturn caused by the pandemic;

•	negative impacts on our business operations, including reductions or delays in production levels, qualification activities with our customers, and valuation of our inventory due to changes in forecasted demand and our outlook on market conditions;

•	disruptions to our distribution channels and supply chain in connection with the sourcing of materials from geographic areas that have been impacted by the pandemic;

•

facility closures and increased costs resulting from work-from-home and other measures we have enacted at certain of our locations around the world to mitigate the impact of the pandemic and protect our employees' health and well-being; and

•

losses on our debt investments due to failures of issuers to meet their current and future financial obligations, as well as write-offs of our accounts receivable due to defaults or significant delays in payments by our customers.

We are working with our stakeholders, including customers, suppliers and employees, to address the impact of this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Should such disruption continue for an extended period of time, or if and when the pandemic ends, the resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of the pandemic (including limitations imposed by governmental authorities on our ability to return to normal operating practices). These effects, alone or taken together, could have a material adverse impact on our business, results of operations, or financial condition.

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

Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from the COVID-19 pandemic, or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2020, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export license;

•	trade restrictions, including restrictions imposed by the United States on trading with parties in foreign countries;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the United States that may impact our sales;

•	export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in China;

•	multi-tiered distribution channels that lack visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses, such as the COVID-19 pandemic;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of customers, including distributors, for a significant percentage of our revenue.

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 23% of our total revenue for the three months ended March 31, 2020. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

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

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 23% of our total revenue for the three months ended March 31, 2020. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may be exacerbated by the adverse effects of the COVID-19 pandemic. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, which could reduce our revenue and adversely affect our financial condition and results of operations.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as global economic crises and the recent COVID-19 pandemic may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws such as the 2017 Tax Act, regulations, accounting principles or interpretations thereof and discrete items such as vesting of RSUs. In addition, we are subject to potential future examinations of our income tax returns by the IRS and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our financial condition and results of operations.

Our international operations subject us to potentially significant tax consequences, which could adversely affect our results of operations.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business with, including export control laws such as the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

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

In addition, third parties may be interested in acquiring us. We will consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

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

Our office in California, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics and pandemics, and/or health advisories could disrupt our operations. For example, the COVID-19 pandemic has resulted in significant disruptions in business operations and other global economic activities. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and specifically, any prolonged health threat from the COVID-19 pandemic globally could have a material adverse impact on our business and results of operations.

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

Dated: May 11, 2020
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)