Form 10-Q
period 2020-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2020-08-03
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 44,913,000 shares of the registrant’s common stock issued and outstanding as of July 27, 2020.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$156,483	$172,960
Short-term investments	355,840	282,437
Accounts receivable, net	55,136	52,704
Inventories	152,119	127,500
Other current assets	29,286	19,605
Total current assets	748,864	655,206
Property and equipment, net	251,980	228,315
Long-term investments	3,032	3,138
Goodwill	6,571	6,571
Deferred tax assets, net	13,432	17,193
Other long-term assets	47,276	45,952
Total assets	$1,071,155	$956,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,169	$27,271
Accrued compensation and related benefits	32,785	26,164
Other accrued liabilities	58,831	44,790
Total current liabilities	136,785	98,225
Income tax liabilities	35,624	37,596
Other long-term liabilities	49,801	47,063
Total liabilities	222,210	182,884
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 44,911 and 43,616, respectively	605,165	549,517
Retained earnings	247,864	229,450
Accumulated other comprehensive loss	(4,084)	(5,476)
Total stockholders’ equity	848,945	773,491
Total liabilities and stockholders’ equity	$1,071,155	$956,375

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$186,209	$151,007	$351,987	$292,370
Cost of revenue	83,616	67,782	157,947	131,139
Gross profit	102,593	83,225	194,040	161,231
Operating expenses:
Research and development	31,673	27,545	57,629	53,003
Selling, general and administrative	40,883	35,058	73,047	65,611
Litigation expense	2,082	503	4,423	781
Total operating expenses	74,638	63,106	135,099	119,395
Income from operations	27,955	20,119	58,941	41,836
Other income, net	5,200	2,229	3,486	5,569
Income before income taxes	33,155	22,348	62,427	47,405
Income tax expense (benefit)	2,988	1,655	(3,495)	531
Net income	$30,167	$20,693	$65,922	$46,874

Net income per share:
Basic	$0.67	$0.48	$1.48	$1.09
Diluted	$0.64	$0.45	$1.41	$1.03
Weighted-average shares outstanding:
Basic	44,785	43,109	44,620	42,929
Diluted	46,831	45,483	46,750	45,358

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$30,167	$20,693	$65,922	$46,874
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,018	(3,709)	(1,864)	(32)
Change in unrealized gain on available-for-sale securities, net of tax of $(406), $(64), $(351) and $(162), respectively	4,909	611	3,256	1,437
Other comprehensive income (loss), net of tax	5,927	(3,098)	1,392	1,405
Comprehensive income	$36,094	$17,595	$67,314	$48,279

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2020	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2020	44,715	$581,736	$241,465	$(10,011)	$813,190
Net income	-	-	30,167	-	30,167
Other comprehensive income	-	-	-	5,927	5,927
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,768)	-	(23,768)
Common stock issued under the employee equity incentive plan	196	2,352	-	-	2,352
Stock-based compensation expense	-	21,077	-	-	21,077
Balance as of June 30, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2019	43,033	$478,913	$202,378	$(1,040)	$680,251
Net income	-	-	20,693	-	20,693
Other comprehensive loss	-	-	-	(3,098)	(3,098)
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,538)	-	(18,538)
Common stock issued under the employee equity incentive plan	201	2,088	-	-	2,088
Stock-based compensation expense	-	22,758	-	-	22,758
Balance as of June 30, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2020	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	65,922	-	65,922
Other comprehensive income	-	-	-	1,392	1,392
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(47,508)	-	(47,508)
Common stock issued under the employee equity incentive plan	1,280	14,110	-	-	14,110
Common stock issued under the employee stock purchase plan	15	1,892	-	-	1,892
Stock-based compensation expense	-	39,646	-	-	39,646
Balance as of June 30, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	46,874	-	46,874
Other comprehensive income	-	-	-	1,405	1,405
Dividends and dividend equivalents declared ($0.80 per share)	-	-	(37,069)	-	(37,069)
Common stock issued under the employee equity incentive plan	715	12,471	-	-	12,471
Common stock issued under the employee stock purchase plan	14	1,627	-	-	1,627
Stock-based compensation expense	-	38,753	-	-	38,753
Balance as of June 30, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$65,922	$46,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,829	6,994
Loss on disposal and sale of property and equipment, net	3	15
Amortization of premium on available-for-sale securities	1,121	216
(Gain) loss on deferred compensation plan investments	178	(2,555)
Deferred taxes, net	3,400	(20)
Stock-based compensation expense	39,606	38,719
Changes in operating assets and liabilities:
Accounts receivable	(2,428)	(176)
Inventories	(24,580)	(7,205)
Other assets	(10,001)	(42)
Accounts payable	15,489	2,153
Accrued compensation and related benefits	6,773	4,124
Income tax liabilities	(61)	(6,627)
Other accrued liabilities	6,498	423
Net cash provided by operating activities	110,749	82,893
Cash flows from investing activities:
Purchases of property and equipment	(24,536)	(77,638)
Acquisition of in-place leases	-	(981)
Purchases of short-term investments	(189,637)	(21,546)
Proceeds from maturities and sales of short-term investments	118,701	57,999
Proceeds from sales of long-term investments	125	75
Proceeds from sales of property and equipment	1	1,456
Contributions to deferred compensation plan, net	(775)	(1,435)
Net cash used in investing activities	(96,121)	(42,070)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(4,061)	(3)
Proceeds from common stock issued under the employee equity incentive plan	14,110	12,471
Proceeds from common stock issued under the employee stock purchase plan	1,892	1,627
Dividends and dividend equivalents paid	(42,267)	(30,784)
Net cash used in financing activities	(30,326)	(16,689)
Effect of change in exchange rates	(777)	175
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,475)	24,309
Cash, cash equivalents and restricted cash, beginning of period	173,076	172,818
Cash, cash equivalents and restricted cash, end of period	$156,601	$197,127
Supplemental disclosures for cash flow information:
Cash paid for taxes	$633	$7,168
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$7,258	$3,028
Liability accrued for dividends and dividend equivalents	$25,044	$19,749

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these condensed consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, contingencies and income tax valuation allowances.

The coronavirus pandemic first identified in December 2019 (“COVID-19”) has resulted in a global slowdown of economic activity and a decrease in demand for a broad variety of goods and services, while also disrupting business operations for an unknown period of time until the disease is contained. While these events did not adversely affect the Company’s overall operating results and financial condition for the three and six months ended June 30, 2020, they could have a negative impact on the Company’s business operations for the remainder of 2020. However, the Company is currently unable to predict the size and duration of such impact.

As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s condensed consolidated financial statements.

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

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and entities are required to recognize an allowance for credit losses rather than reductions in the amortized cost of the securities. Entities are required to apply the standard by recording a cumulative-effect adjustment to retained earnings. The Company adopted the standard in the first quarter of 2020, which did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted as of June 30, 2020

In  December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard will be effective for annual reporting periods beginning after  December 15, 2020. Early adoption is permitted. The standard will generally be applied prospectively, with certain exceptions. The Company is currently evaluating the impact of the adoption on its condensed consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 97% and 99% of the Company’s total revenue for the three months ended  June 30, 2020 and 2019, respectively, and 98% and 99% of the Company’s total revenue for the six months ended  June 30, 2020 and 2019, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended  June 30, 2020 and 2019, 83% and 77%, respectively, of the Company’s product sales were made through distribution arrangements. For the six months ended  June 30, 2020 and 2019, 82% and 80%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  June 30, 2020 and December 31, 2019, accounts receivable totaled $55.1 million and $52.7 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 60 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on an individual basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of June 30, 2020, the Company did not record any allowance for credit losses, and as of December 31, 2019, the Company did not record any allowance for doubtful accounts.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  June 30, 2020 and December 31, 2019, customer prepayments totaled $6.7 million and $3.4 million, respectively. The increase in the customer prepayment balance for the six months ended June 30, 2020 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the six months ended  June 30, 2020, the Company recognized $3.3 million of revenue that was included in the customer prepayment balance as of  December 31, 2019.

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

The Company’s unsatisfied performance obligations primarily include products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

The Board of Directors (the “Board”) adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in  April 2013, and the Company's stockholders approved it in  June 2013. In  October 2014, the Board approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), and the Company's stockholders approved it in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  June 30, 2020, 6.2 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$642	$663	$1,199	$1,193
Research and development	4,962	5,412	9,332	9,841
Selling, general and administrative	15,440	16,634	29,075	27,685
Total stock-based compensation expense	$21,044	$22,709	$39,606	$38,719
Tax benefit related to stock-based compensation (1)	$468	$706	$938	$1,544

(1)	Amounts reflect the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

Restricted Stock Units (“RSUs”)

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with both market and performance conditions (“MPSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals and the approval of such achievement by the Compensation Committee of the Board (the “Compensation Committee”). All awards include service conditions which require continued employment with the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16
Granted	70	$181.41	383 (1)	$169.65	-	$-	453	$171.47
Vested	(60)	$105.95	(1,058)	$57.29	(162)	$23.57	(1,280)	$55.30
Forfeited	(4)	$129.31	(9)	$83.15	(5)	$68.48	(18)	$89.81
Outstanding at June 30, 2020	186	$143.09	1,303	$116.39	1,719	$38.86	3,208	$76.39

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $39.7 million and $26.3 million for the three months ended  June 30, 2020 and 2019, respectively. The intrinsic value related to vested RSUs was $221.9 million and $84.0 million for the six months ended  June 30, 2020 and 2019, respectively. As of  June 30, 2020, the total intrinsic value of all outstanding RSUs was $721.3 million, based on the closing stock price of $237.00. As of  June 30, 2020, unamortized compensation expense related to all outstanding RSUs was $135.8 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $14.1 million and $12.5 million for the six months ended June 30, 2020 and 2019, respectively.

Time-Based RSUs:

For the six months ended  June 30, 2020, the Compensation Committee granted 70,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

The 2020 Executive PSUs and the 2020 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during the performance period is $30 higher than the grant date stock price of $182.62. This market condition was achieved in the second quarter of 2020. The Company determined the grant date fair value using a Monte Carlo simulation model with the following assumptions: stock price of $182.62, simulation term of 2.0 years, expected volatility of 33.6%, risk-free interest rate of 1.4% and expected dividend yield of 1.1%.

2004 Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended  June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, 15,000 and 14,000 shares, respectively, were issued under the ESPP. As of June 30, 2020, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.0 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unamortized expense was $0.1 million, which will be recognized through the third quarter of 2020. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	0.5	0.5
Expected volatility	31.4%	37.3%
Risk-free interest rate	1.6%	2.5%
Dividend yield	1.1%	1.2%

Cash proceeds from the shares issued under the ESPP were $1.9 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$24,447	$22,872
Work in process	64,992	42,681
Finished goods	62,680	61,947
Total	$152,119	$127,500

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
RSU tax withholding proceeds receivable	$8,125	$6,106
Prepaid expense	15,543	7,991
Accrued interest receivable	2,847	2,490
Assets for product returns	1,262	1,585
Other	1,509	1,433
Total	$29,286	$19,605

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred compensation plan assets	$39,456	$38,858
Operating lease right-of-use ("ROU") assets	3,909	2,863
Prepaid expense	2,515	2,687
Other	1,396	1,544
Total	$47,276	$45,952

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Dividends and dividend equivalents	$26,466	$21,747
Stock rotation and sales returns	4,705	5,530
Accrued purchases of property and equipment	7,789	4,678
Income tax payable	4,343	2,435
Customer prepayments	6,731	3,412
Commissions	1,507	1,425
Operating lease liabilities	1,532	1,254
Warranty	1,174	1,139
Other	4,584	3,170
Total	$58,831	$44,790

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred compensation plan liabilities	$41,087	$39,665
Dividend equivalents	6,787	6,265
Operating lease liabilities	1,897	1,103
Other	30	30
Total	$49,801	$47,063

5. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than a year to five years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

As of  June 30, 2020 and December 31, 2019, operating lease ROU assets totaled $3.9 million and $2.9 million, respectively. As of June 30, 2020 and December 31, 2019, operating lease liabilities totaled $3.4 million and $2.4 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$363	$332	$729	$637
Short-term and other lease costs	71	84	148	182
Total lease costs	$434	$416	$877	$819

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330	$423	$703	$727
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,467	$317	$1,744	$2,581

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.7	2.1
Weighted-average discount rate	3.0%	3.7%

(1)	For the six months ended June 30, 2019, the amount includes $2.2 million for operating leases existing on January 1, 2019.

As of June 30, 2020, the maturities of the lease liabilities were as follows (in thousands):

2020 (remaining six months)	$851
2021	1,296
2022	852
2023	271
2024	186
2025	130
Total remaining lease payments	3,586
Less: imputed interest	(157)
Total lease liabilities	$3,429
Reported as:
Current liabilities	$1,532
Long-term liabilities	$1,897

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms from one year to five years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended June 30, 2020 and 2019, income related to lease payments was $0.4 million and $0.7 million, respectively. For the six months ended June 30, 2020 and 2019, income related to lease payments was $0.8 million and $0.9 million, respectively. As of  June 30, 2020, future income related to lease payments was as follows (in thousands):

2020 (remaining six months)	$1,010
2021	2,281
2022	2,069
2023	1,477
2024	552
Thereafter	59
Total	$7,448

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$30,167	$20,693	$65,922	$46,874

Denominator:
Weighted-average outstanding shares - basic	44,785	43,109	44,620	42,929
Effect of dilutive securities	2,046	2,374	2,130	2,429
Weighted-average outstanding shares - diluted	46,831	45,483	46,750	45,358

Net income per share:
Basic	$0.67	$0.48	$1.48	$1.09
Diluted	$0.64	$0.45	$1.41	$1.03

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue, or with accounts receivable balances equal to 10% or more of the Company’s total accounts receivable:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2020	2019	2020	2019	2020	2019
Distributor A	26%	22%	24%	22%	27%	24%
Distributor B	*	*	*	*	*	11%
Value-added reseller A	*	*	*	*	19%	13%
Direct customer A	*	13%	*	10%	*	*

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2020	2019	2020	2019
China	$112,756	$94,837	$218,493	$171,035
Taiwan	22,322	16,018	38,862	37,365
Europe	13,443	13,040	26,515	26,024
South Korea	12,573	9,623	23,517	19,234
Southeast Asia	11,622	7,122	20,402	15,794
Japan	8,756	6,292	15,646	12,934
United States	4,681	4,013	8,418	9,819
Other	56	62	134	165
Total	$186,209	$151,007	$351,987	$292,370

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2020	2019	2020	2019
DC to DC	$176,113	$139,691	$332,988	$272,402
Lighting Control	10,096	11,316	18,999	19,968
Total	$186,209	$151,007	$351,987	$292,370

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2020	2019
China	$129,700	$113,888
United States	100,716	94,671
Taiwan	17,808	17,652
Other	3,756	2,104
Total	$251,980	$228,315

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$1,144	$2,045	$1,139	$4,564
Warranty provision for product sales	499	311	1,040	579
Settlements made	(395)	(28)	(506)	(2,299)
Unused warranty provision	(74)	(580)	(499)	(1,096)
Balance at end of period	$1,174	$1,748	$1,174	$1,748

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of  June 30, 2020, the Company’s outstanding purchase obligations totaled approximately $101.0 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of  June 30, 2020, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	June 30,	December 31,
	2020	2019
Cash, cash equivalents and investments:
Cash	$130,397	$144,860
Money market funds	26,086	28,100
Corporate debt securities	333,622	260,950
Commercial paper	7,968	1,994
U.S. treasuries and government agency bonds	14,250	19,493
Auction-rate securities backed by student-loan notes	3,032	3,138
Total	$515,355	$458,535

	June 30,	December 31,
	2020	2019
Reported as:
Cash and cash equivalents	$156,483	$172,960
Short-term investments	355,840	282,437
Long-term investments	3,032	3,138
Total	$515,355	$458,535

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$168,329	$169,259
Due in 1 - 5 years	183,611	186,581
Due in greater than 5 years	3,195	3,032
Total	$355,135	$358,872

Realized gains and losses recognized on the sales and maturities of the available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,086	$-	$-	$26,086
Corporate debt securities	329,755	3,930	(63)	333,622
Commercial paper	7,936	32	-	7,968
U.S. treasuries and government agency bonds	14,249	2	(1)	14,250
Auction-rate securities backed by student-loan notes	3,195	-	(163)	3,032
Total	$381,221	$3,964	$(227)	$384,958

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,100	$-	$-	$28,100
Corporate debt securities	260,645	383	(78)	260,950
Commercial paper	1,994	-	-	1,994
U.S. treasuries and government agency bonds	19,487	7	(1)	19,493
Auction-rate securities backed by student-loan notes	3,320	-	(182)	3,138
Total	$313,546	$390	$(261)	$313,675

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$23,533	$(63)	$-	$-	$23,533	$(63)
U.S. treasuries and government agency bonds	2,499	(1)	-	-	2,499	(1)
Auction-rate securities backed by student-loan notes	-	-	3,032	(163)	3,032	(163)
Total	$26,032	$(64)	$3,032	$(163)	$29,064	$(227)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$82,126	$(63)	$11,136	$(15)	$93,262	$(78)
U.S. treasuries and government agency bonds	993	(1)	-	-	993	(1)
Auction-rate securities backed by student-loan notes	-	-	3,138	(182)	3,138	(182)
Total	$83,119	$(64)	$14,274	$(197)	$97,393	$(261)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. As of December 31, 2019, the Company did not consider the impairment of its investments to be other-than-temporary. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$156,483	$172,960
Restricted cash included in other long-term assets	118	116
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$156,601	$173,076

As of  June 30, 2020 and December 31, 2019, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$26,086	$26,086	$-	$-
Corporate debt securities	333,622	-	333,622	-
Commercial paper	7,968	-	7,968	-
U.S. treasuries and government agency bonds	14,250	-	14,250	-
Auction-rate securities backed by student-loan notes	3,032	-	-	3,032
Mutual funds and money market funds under deferred compensation plan	22,177	22,177	-	-
Total	$407,135	$48,263	$355,840	$3,032

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$28,100	$28,100	$-	$-
Corporate debt securities	260,950	-	260,950	-
Commercial paper	1,994	-	1,994	-
U.S. treasuries and government agency bonds	19,493	-	19,493	-
Auction-rate securities backed by student-loan notes	3,138	-	-	3,138
Mutual funds and money market funds under deferred compensation plan	21,975	21,975	-	-
Total	$335,650	$50,075	$282,437	$3,138

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2020	$3,138
Change in unrealized gain included in other comprehensive income	19
Sale and settlement at par	(125)
Balance at June 30, 2020	$3,032

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	June 30, 2020 (1)				December 31, 2019
Time-to-liquidity (in years)	2	-	3	(2.5)	2	-	3
Discount rate	3.0%	-	7.3%	(5.0%)	4.0%	-	8.3%

(1)	The parenthetical value represents the weighted average, which was calculated based on the relative fair value of the securities.

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

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2020	2019
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$17,279	$16,883
Fair value of mutual funds and money market funds	22,177	21,975
Total	$39,456	$38,858

Deferred compensation plan assets reported in:
Other long-term assets	$39,456	$38,858

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$155	$425
Other long-term liabilities	41,087	39,665
Total	$41,242	$40,090

12. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$2,388	$1,661	$4,762	$3,357
Amortization of premium on available-for-sale securities	(627)	(95)	(1,121)	(216)
Gain (loss) on deferred compensation plan investments	3,572	620	(178)	2,555
Foreign currency exchange gain (loss)	(133)	73	(130)	(128)
Other	-	(30)	153	1
Total	$5,200	$2,229	$3,486	$5,569

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  June 30, 2020 was $3.0 million, or 9.0% of pre-tax income. The income tax benefit for the six months ended  June 30, 2020 was $(3.5) million, or (5.6)% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

In  July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, invalidating the Treasury regulations that require participants in qualified intercompany cost-sharing arrangements to share stock-based compensation costs. A final decision was issued by the Tax Court in  December 2015, and the Internal Revenue Service (“IRS”) appealed the decision in  June 2016. In  June 2019, the Ninth Circuit Court of Appeals upheld the cost-sharing regulations. In  July 2019, Altera filed a petition for rehearing en banc in the Ninth Circuit Court of Appeals. In  November 2019, the Ninth Circuit Court of Appeals declined to rehear the case. In February 2020, Altera filed a petition with the U.S. Supreme Court to review the case. In June 2020, the Supreme Court denied Altera's petition for writ of certiorari, declining to review the decision of the Ninth Circuit Court of Appeals. Based on the Supreme Court’s denial to hear the Altera case, until and unless there is further litigation on this matter in the future, the Company considers the matter resolved and there was no impact on the Company’s current treatment of stock-based compensation costs.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$135	$(5,611)	$(5,476)
Other comprehensive loss before reclassifications	(1,680)	(2,882)	(4,562)
Amounts reclassified from accumulated other comprehensive loss	(28)	-	(28)
Tax effect	55	-	55
Net current period other comprehensive loss	(1,653)	(2,882)	(4,535)
Balance as of March 31, 2020	(1,518)	(8,493)	(10,011)
Other comprehensive income before reclassifications	5,386	1,018	6,404
Amounts reclassified from accumulated other comprehensive loss	(71)	-	(71)
Tax effect	(406)	-	(406)
Net current period other comprehensive income	4,909	1,018	5,927
Balance as of June 30, 2020	$3,391	$(7,475)	$(4,084)

The amounts reclassified from accumulated other comprehensive loss were recorded in other income, net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend declared per share	$0.50	$0.40	$1.00	$0.80
Total amount	$22,415	$17,261	$44,731	$34,441

As of  June 30, 2020 and December 31, 2019, accrued dividends totaled $22.4 million and $17.4 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, and other factors that the Board of Directors  may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

The Company anticipates that cash used for future dividend payments will come from its domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from its Bermuda subsidiary. The Company also anticipates that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  June 30, 2020 and December 31, 2019, accrued dividend equivalents totaled $10.8 million and $10.6 million, respectively.

16. SUBSEQUENT EVENT

In July 2020, the Compensation Committee granted 43,000 MPSUs to the executive officers and 2,000 MPSUs to certain key employees, which represent a target number of shares that can be earned based on the achievement of both market and performance conditions (“2020 MPSUs”).  The maximum number of shares that an employee can earn is 500% of the target number of the 2020 MPSUs. The market conditions consist of the achievement of five stock price targets ranging from $260 to $300 with a performance period through July 20, 2023, and the performance condition consists of the achievement of one business operating goal with a performance period through December 31, 2021.  Upon achievement of the market and performance conditions, 75% of the 2020 MPSUs will vest on July 20, 2023 and 25% of the 2020 MPSUs will vest on July 20, 2024.  All vested shares will be subject to a post-vesting sales restriction period of one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business;

•	protection of our proprietary technology,

•	business outlook for the remainder of 2020 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90% and 89% for the three months ended June 30, 2020 and 2019, respectively, and 90% and 88% for the six months ended June 30, 2020 and 2019, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel-related restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns. These measures have resulted in a global slowdown of economic activity and a decrease in demand for a broad variety of goods and services, while also disrupting business operations for an unknown period of time until the disease is contained. Although certain restrictions have recently begun to ease in the U.S. and globally, economic conditions remained uncertain as of the end of the second quarter of 2020.

Our primary focus is to continue to execute our business plan and mitigate the effect of the pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. Except as discussed below, the pandemic did not materially and adversely impact our overall results of operation or business operations during the second quarter of 2020. Some of the key developments and initiatives we implemented include, but are not limited to, the following:

●	Employees:

Our top priority during the pandemic is protecting the health and safety of our employees. As governments continue to institute new restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for essential operations. In Asia, the United States and Europe, we have implemented work-from-home arrangements in accordance with local regulations. To date, we believe these arrangements have allowed us to successfully maintain business operations and customer relations.

●	Facilities and Supply Chain:

Our manufacturing facilities in China and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the proper guidance issued by local and national government authorities. In addition, we have not experienced any major supply chain issues.

●	Customers:

Our automotive revenue declined in the second quarter of 2020 as a number of OEMs temporarily shut down productions in response to the pandemic. Despite the factory closures, we continued to receive significant interest from customers in our technology and design capabilities in applications including infotainment, smart lighting, advanced driver-assistance systems and autonomous driving. We believe we are well-positioned to accelerate growth when the automotive market conditions improve.

Other than the automotive market, we did not experience a decrease in customer demand as a result of the pandemic and our ability to secure and fulfill customer orders was not affected in the second quarter of 2020.  Furthermore, there were no significant delays in payments by our customers.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require our management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except percentages)
Revenue	$186,209	100.0%	$151,007	100.0%	$351,987	100.0%	$292,370	100.0%
Cost of revenue	83,616	44.9	67,782	44.9	157,947	44.9	131,139	44.9
Gross profit	102,593	55.1	83,225	55.1	194,040	55.1	161,231	55.1
Operating expenses:
Research and development	31,673	17.0	27,545	18.2	57,629	16.4	53,003	18.1
Selling, general and administrative	40,883	22.0	35,058	23.2	73,047	20.8	65,611	22.4
Litigation expense	2,082	1.1	503	0.4	4,423	1.2	781	0.3
Total operating expenses	74,638	40.1	63,106	41.8	135,099	38.4	119,395	40.8
Income from operations	27,955	15.0	20,119	13.3	58,941	16.7	41,836	14.3
Other income, net	5,200	2.8	2,229	1.5	3,486	1.0	5,569	1.9
Income before income taxes	33,155	17.8	22,348	14.8	62,427	17.7	47,405	16.2
Income tax expense (benefit)	2,988	1.6	1,655	1.1	(3,495)	(1.0)	531	0.2
Net income	$30,167	16.2%	$20,693	13.7%	$65,922	18.7%	$46,874	16.0%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2020	% of Revenue	2019	% of Revenue	Change	2020	% of Revenue	2019	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$64,087	34.4%	$41,590	27.5%	54.1%	$116,044	33.0%	$80,778	27.6%	43.7%
Automotive	17,779	9.5	21,225	14.1	(16.2)%	41,091	11.7	41,742	14.3	(1.6)%
Industrial	26,592	14.3	22,438	14.9	18.5%	51,829	14.7	43,778	15.0	18.4%
Communications	30,095	16.2	21,968	14.5	37.0%	57,965	16.4	44,150	15.1	31.3%
Consumer	47,656	25.6	43,786	29.0	8.8%	85,058	24.2	81,922	28.0	3.8%
Total	$186,209	100.0%	$151,007	100.0%	23.3%	$351,987	100.0%	$292,370	100.0%	20.4%

Revenue for the three months ended June 30, 2020 was $186.2 million, an increase of $35.2 million, or 23.3%, from $151.0 million for the three months ended June 30, 2019. This increase was driven by higher sales in all of our end markets except for the automotive market. Overall unit shipments decreased by 2% and average sales prices increased by 25% compared to the same period in 2019. The increase in average sales prices was primarily driven by changes in product mix with more sales coming from products with higher unit prices.

For the three months ended June 30, 2020, revenue from the computing and storage market increased $22.5 million, or 54.1%, from the same period in 2019. This increase was primarily driven by strength in the solid-state drive storage and the cloud computing markets. Revenue from the communications market increased $8.1 million, or 37.0%, from the same period in 2019. This increase was primarily driven by increased infrastructure sales including those related to 5G networks. Revenue from the industrial market increased $4.2 million, or 18.5%, from the same period in 2019. This increase was primarily driven by higher sales in power source products. Revenue from the consumer market increased $3.9 million, or 8.8%, from the same period in 2019. This increase was primarily driven by increased sales for gaming and home appliance products. Revenue from the automotive market decreased $3.4 million, or 16.2%, from the same period in 2019. This decrease was primarily due to the impact of the COVID-19 pandemic, which has resulted in temporary production shutdowns by certain OEMs.

Revenue for the six months ended June 30, 2020 was $352.0 million, an increase of $59.6 million, or 20.4%, from $292.4 million for the six months ended June 30, 2019. This increase was driven by higher sales in all of our end markets except for the automotive market. Overall unit shipments increased by 1% and average sales prices increased by 18% compared to the same period in 2019. The increase in average sales prices was primarily driven by changes in product mix with more sales coming from products with higher unit prices.

For the six months ended June 30, 2020, revenue from the computing and storage market increased $35.3 million, or 43.7%, from the same period in 2019. This increase was primarily driven by strength in the solid-state drive storage and the cloud computing markets. Revenue from the communications market increased $13.8 million, or 31.3%, from the same period in 2019. This increase was primarily driven by increased infrastructure sales including those related to 5G networks. Revenue from the industrial market increased $8.1 million, or 18.4%, from the same period in 2019. This increase was primarily driven by higher sales in power source, security and meter products. Revenue from the consumer market increased $3.1 million, or 3.8%, from the same period in 2019. This increase was primarily driven by increased sales for gaming and home appliance products. Revenue from the automotive market decreased $0.7 million, or 1.6%, from the same period in 2019. This decrease was primarily due to the impact of the COVID-19 pandemic, which has resulted in temporary production shutdowns by certain OEMs.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
Cost of revenue	$83,616	$67,782	23.4%	$157,947	$131,139	20.4%
As a percentage of revenue	44.9%	44.9%		44.9%	44.9%
Gross profit	$102,593	$83,225	23.3%	$194,040	$161,231	20.3%
Gross margin	55.1%	55.1%		55.1%	55.1%

Cost of revenue was $83.6 million, or 44.9% of revenue, for the three months ended June 30, 2020, and $67.8 million, or 44.9% of revenue, for the three months ended June 30, 2019. The $15.8 million increase in cost of revenue was primarily due to a 17% increase in the average direct cost of units shipped, which was partially offset by a 2% decrease in overall unit shipments. The increase in cost of revenue was also driven by an increase in inventory write-downs.

Gross margin was 55.1% for the three months ended June 30, 2020, compared with 55.1% for the three months ended June 30, 2019. For the three months ended June 30, 2020, gross margin was favorably impacted by increased sales of higher margin products compared to the same period in 2019. This increase was primarily offset by higher inventory write-downs as a percentage of revenue.

Cost of revenue was $157.9 million, or 44.9% of revenue, for the six months ended June 30, 2020, and $131.1 million, or 44.9% of revenue, for the six months ended June 30, 2019. The $26.8 million increase in cost of revenue was primarily due to a 12% increase in the average direct cost of units shipped, and a 1% increase in overall unit shipments. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs and inventory write-downs.

Gross margin was 55.1% for the six months ended June 30, 2020, compared with 55.1% for the six months ended June 30, 2019. For the six months ended June 30, 2020, gross margin was favorably impacted by increased sales of higher margin products compared to the same period in 2019. This increase was primarily offset by higher manufacturing overhead costs and inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
R&D expenses	$31,673	$27,545	15.0%	$57,629	$53,003	8.7%
As a percentage of revenue	17.0%	18.2%		16.4%	18.1%

R&D expenses were $31.7 million, or 17.0% of revenue, for the three months ended June 30, 2020, and $27.5 million, or 18.2% of revenue, for the three months ended June 30, 2019. The $4.2 million increase in R&D expenses was primarily due to an increase of $3.5 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $1.0 million in expenses related to changes in the value of the deferred compensation plan liabilities. These increases were partially offset by a decrease of $0.7 million in new product development expenses. Our R&D headcount was 863 employees as of June 30, 2020, compared with 746 employees as of June 30, 2019.

R&D expenses were $57.6 million, or 16.4% of revenue, for the six months ended June 30, 2020, and $53.0 million, or 18.1% of revenue, for the six months ended June 30, 2019. The $4.6 million increase in R&D expenses was primarily due to an increase of $5.4 million in compensation expenses, which include salary, benefits and bonuses. These increases were partially offset by a decrease of $1.0 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
SG&A expenses	$40,883	$35,058	16.6%	$73,047	$65,611	11.3%
As a percentage of revenue	22.0%	23.2%		20.8%	22.4%

SG&A expenses were $40.9 million, or 22.0% of revenue, for the three months ended June 30, 2020, and $35.1 million, or 23.2% of revenue, for the three months ended June 30, 2019. The $5.8 million increase in SG&A expenses was primarily due to an increase of $3.4 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.8 million in expenses related to changes in the value of the deferred compensation plan liabilities, and an increase of $1.2 million in commission expenses driven by higher revenue. These increases were partially offset by a decrease of $1.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. Our SG&A headcount was 521 employees as of June 30, 2020, compared with 458 employees as of June 30, 2019.

SG&A expenses were $73.0 million, or 20.8% of revenue, for the six months ended June 30, 2020, and $65.6 million, or 22.4% of revenue, for the six months ended June 30, 2019. The $7.4 million increase in SG&A expenses was primarily due to an increase of $5.8 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.4 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $1.0 million in commission expenses driven by higher revenue. These increases were partially offset by a decrease of $1.6 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Litigation Expense

Litigation expense was $2.1 million for the three months ended June 30, 2020, compared with $0.5 million for the three months ended June 30, 2019. The increase was primarily due to an ongoing patent infringement lawsuit in which we are the defendant.

Litigation expense was $4.4 million for the six months ended June 30, 2020, compared with $0.8 million for the six months ended June 30, 2019. The increase was primarily due to an ongoing patent infringement lawsuit in which we are the defendant.

Other Income, Net

Other income, net, was $5.2 million for the three months ended June 30, 2020, compared with other income, net, of $2.2 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $3.0 million in income related to changes in the value of the deferred compensation plan investments, and an increase of $0.7 million in interest income primarily as a result of higher investment balances. These favorable changes were partially offset by an increase of $0.5 million in amortization of the premium on available-for-sale securities.

Other income, net, was $3.5 million for the six months ended June 30, 2020, compared with other income, net, of $5.6 million for the six months ended June 30, 2019. The decrease was primarily due to an increase of $2.7 million in expense related to changes in the value of the deferred compensation plan investments and an increase of $0.9 million in amortization of the premium on available-for-sale securities. These unfavorable changes were partially offset by an increase of $1.4 million in interest income primarily as a result of higher investment balances.

Income Tax Expense (Benefit)

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2020 was $3.0 million, or 9.0% of pre-tax income. The income tax benefit for the six months ended June 30, 2020 was $(3.5) million, or (5.6)% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019
	(in thousands, except percentages)
Cash and cash equivalents	$156,483	$172,960
Short-term investments	355,840	282,437
Total cash, cash equivalents and short-term investments	$512,323	$455,397
Percentage of total assets	47.8%	47.6%

Total current assets	$748,864	$655,206
Total current liabilities	(136,785)	(98,225)
Working capital	$612,079	$556,981

As of June 30, 2020, we had cash and cash equivalents of $156.5 million and short-term investments of $355.8 million, compared with cash and cash equivalents of $173.0 million and short-term investments of $282.4 million as of December 31, 2019. As of June 30, 2020, $83.1 million of cash and cash equivalents and $225.7 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2020, we had working capital of $612.1 million, compared with working capital of $557.0 million as of December 31, 2019. The $55.1 million increase in working capital was due to a $93.7 million increase in current assets, which was partially offset by a $38.6 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, inventories and other current assets, which was partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$110,749	$82,893
Net cash used in investing activities	(96,121)	(42,070)
Net cash used in financing activities	(30,326)	(16,689)
Effect of change in exchange rates	(777)	175
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,475)	$24,309

For the six months ended June 30, 2020, net cash provided by operating activities was $110.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.3 million from the changes in our operating assets and liabilities. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in other assets was primarily due to an increase in prepaid income taxes. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. For the six months ended June 30, 2019, net cash provided by operating activities was $82.9 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $7.3 million from the changes in our operating assets and liabilities. The increase in inventories was primarily driven by an increase in finished goods to meet current demand and future growth.  The decrease in income tax liabilities was primarily due to income tax payments made, including the deemed repatriation transition tax, for the year.

For the six months ended June 30, 2020, net cash used in investing activities was $96.1 million, primarily due to purchases of property and equipment of $24.5 million and net purchases of short-term investments of $70.9 million. For the six months ended June 30, 2019, net cash used in investing activities was $42.1 million, primarily due to purchases of property and equipment of $77.6 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million and net contributions to the deferred compensation plan of $1.4 million, which was partially offset by net proceeds from maturities and sales of investments of $36.5 million.

For the six months ended June 30, 2020, net cash used in financing activities was $30.3 million, primarily reflecting $42.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $16.0 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the six months ended June 30, 2019, net cash used in financing activities was $16.7 million, primarily reflecting $30.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $14.1 million of cash proceeds from vesting of RSUs and issuance of shares through our ESPP.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from our Bermuda subsidiary. We also anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

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

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of June 30, 2020, the outstanding balance under our purchase commitments was $101.0 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2020, the outstanding liability was $20.7 million.

Our long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2020, the outstanding obligations were $49.8 million.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three and six months ended June 30, 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have implemented work-from-home arrangements in accordance with local shelter-in-place orders or other governmental restrictions in the United States, Europe and Asia during the three and six months ended June 30, 2020. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2020, there were no material pending legal proceedings to which we were a party.

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

The extent of the impact of the pandemic on our operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic, and the effects on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. A sustained or prolonged outbreak could exacerbate the adverse impact on our business, which may include:

•	a decrease in demand and pricing for our products, and losses of significant contracts or key customers as a result of a global economic downturn caused by the pandemic;

•	our ability to accurately forecast our results of operation, including products sales and market demand for our products;

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

We are working with our stakeholders, including customers, suppliers and employees, to address the impact of this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Should such disruption continue for an extended period of time, or if and when the pandemic ends, the resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of the pandemic (including limitations imposed by governmental authorities on our ability to return to normal operating practices). These effects, alone or taken together, could have a material adverse impact on our business, results of operations or financial condition.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and six months ended June 30, 2020, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 26% and 24% of our total revenue for the three and six months ended June 30, 2020, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

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

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 26% and 24% of our total revenue for the three and six months ended June 30, 2020, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as global economic crises and the COVID-19 pandemic may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents.

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

Our office in California, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics and pandemics, and/or health advisories could disrupt our operations. For example, the COVID-19 pandemic has resulted in significant disruptions in business operations and other global economic activities. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and specifically, any prolonged health threat and other risks from the COVID-19 pandemic globally could have a material adverse impact on our business and results of operations.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1 (1)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

(1) Incorporated by reference to Annexure B of the Registrant’s Definitive Proxy Statement on Form 14A (File No. 000-51026) filed with the Securities and Exchange Commission on April 29, 2020.

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

Dated: August 3, 2020
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)