Form 10-Q
period 2020-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2020-11-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 45,097,000 shares of the registrant’s common stock issued and outstanding as of November 2, 2020.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$179,466	$172,960
Short-term investments	372,076	282,437
Accounts receivable, net	93,535	52,704
Inventories	148,096	127,500
Other current assets	25,970	19,605
Total current assets	819,143	655,206
Property and equipment, net	270,310	228,315
Long-term investments	2,916	3,138
Goodwill	6,571	6,571
Deferred tax assets, net	13,486	17,193
Other long-term assets	48,868	45,952
Total assets	$1,161,294	$956,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,142	$27,271
Accrued compensation and related benefits	48,362	26,164
Other accrued liabilities	61,774	44,790
Total current liabilities	158,278	98,225
Income tax liabilities	35,624	37,596
Other long-term liabilities	52,823	47,063
Total liabilities	246,725	182,884
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 45,096 and 43,616, respectively	632,432	549,517
Retained earnings	279,653	229,450
Accumulated other comprehensive income (loss)	2,484	(5,476)
Total stockholders’ equity	914,569	773,491
Total liabilities and stockholders’ equity	$1,161,294	$956,375

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$259,422	$168,813	$611,409	$461,183
Cost of revenue	116,382	75,655	274,329	206,794
Gross profit	143,040	93,158	337,080	254,389
Operating expenses:
Research and development	37,717	27,742	95,346	80,746
Selling, general and administrative	43,503	34,692	116,550	100,302
Litigation expense	1,841	692	6,264	1,473
Total operating expenses	83,061	63,126	218,160	182,521
Income from operations	59,979	30,032	118,920	71,868
Other income, net	2,494	2,257	5,980	7,827
Income before income taxes	62,473	32,289	124,900	79,695
Income tax expense	6,907	2,761	3,412	3,293
Net income	$55,566	$29,528	$121,488	$76,402

Net income per share:
Basic	$1.24	$0.68	$2.72	$1.77
Diluted	$1.18	$0.64	$2.59	$1.68
Weighted-average shares outstanding:
Basic	44,970	43,308	44,737	43,055
Diluted	46,955	45,833	46,819	45,516

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$55,566	$29,528	$121,488	$76,402
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,936	(6,135)	5,072	(6,167)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $30, $(38), $(321) and $(200), respectively	(368)	234	2,888	1,671
Other comprehensive income (loss), net of tax	6,568	(5,901)	7,960	(4,496)
Comprehensive income	$62,134	$23,627	$129,448	$71,906

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2020	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of July 1, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945
Net income	-	-	55,566	-	55,566
Other comprehensive income	-	-	-	6,568	6,568
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,777)	-	(23,777)
Common stock issued under the employee equity incentive plan	173	2,347	-	-	2,347
Common stock issued under the employee stock purchase plan	12	1,927	-	-	1,927
Stock-based compensation expense	-	22,993	-	-	22,993
Balance as of September 30, 2020	45,096	$632,432	$279,653	$2,484	$914,569

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2019	43,234	$503,759	$204,533	$(4,138)	$704,154
Net income	-	-	29,528	-	29,528
Other comprehensive loss	-	-	-	(5,901)	(5,901)
Dividends and dividend equivalents declared ($0.40 per share)	-	-	(18,369)	-	(18,369)
Common stock issued under the employee equity incentive plan	187	2,090	-	-	2,090
Common stock issued under the employee stock purchase plan	14	1,650	-	-	1,650
Stock-based compensation expense	-	21,276	-	-	21,276
Balance as of September 30, 2019	43,435	$528,775	$215,692	$(10,039)	$734,428

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2020	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	121,488	-	121,488
Other comprehensive income	-	-	-	7,960	7,960
Dividends and dividend equivalents declared ($1.50 per share)	-	-	(71,285)	-	(71,285)
Common stock issued under the employee equity incentive plan	1,452	16,457	-	-	16,457
Common stock issued under the employee stock purchase plan	28	3,819	-	-	3,819
Stock-based compensation expense	-	62,639	-	-	62,639
Balance as of September 30, 2020	45,096	$632,432	$279,653	$2,484	$914,569

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2019	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	76,402	-	76,402
Other comprehensive income	-	-	-	(4,496)	(4,496)
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(55,438)	-	(55,438)
Common stock issued under the employee equity incentive plan	902	14,561	-	-	14,561
Common stock issued under the employee stock purchase plan	28	3,277	-	-	3,277
Stock-based compensation expense	-	60,029	-	-	60,029
Balance as of September 30, 2019	43,435	$528,775	$215,692	$(10,039)	$734,428

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$121,488	$76,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,785	10,817
(Gain) loss on disposal and sale of property and equipment, net	15	(282)
Amortization of premium on available-for-sale securities	1,984	384
Gain on deferred compensation plan investments	(1,420)	(2,630)
Deferred taxes, net	3,400	(18)
Stock-based compensation expense	62,581	60,019
Changes in operating assets and liabilities:
Accounts receivable	(40,826)	(3,048)
Inventories	(20,533)	754
Other assets	(6,376)	(5,849)
Accounts payable	19,811	7,173
Accrued compensation and related benefits	21,780	10,328
Income tax liabilities	(1,805)	(6,186)
Other accrued liabilities	14,271	7,453
Net cash provided by operating activities	188,155	155,317
Cash flows from investing activities:
Purchases of property and equipment	(44,158)	(87,129)
Acquisition of in-place leases	-	(981)
Purchases of short-term investments	(270,797)	(106,409)
Proceeds from maturities and sales of short-term investments	182,355	98,814
Proceeds from sales of long-term investments	250	125
Proceeds from sales of property and equipment	29	9,268
Contributions to deferred compensation plan, net	(1,116)	(1,797)
Net cash used in investing activities	(133,437)	(88,109)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(4,437)	(204)
Proceeds from common stock issued under the employee equity incentive plan	16,457	14,561
Proceeds from common stock issued under the employee stock purchase plan	3,819	3,277
Dividends and dividend equivalents paid	(65,477)	(48,641)
Net cash used in financing activities	(49,638)	(31,007)
Effect of change in exchange rates	1,432	(2,516)
Net increase in cash, cash equivalents and restricted cash	6,512	33,685
Cash, cash equivalents and restricted cash, beginning of period	173,076	172,818
Cash, cash equivalents and restricted cash, end of period	$179,588	$206,503
Supplemental disclosures for cash flow information:
Cash paid for taxes	$1,036	$9,472
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$9,355	$4,969
Liability accrued for dividends and dividend equivalents	$26,429	$20,866

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

The coronavirus pandemic first identified in December 2019 (“COVID-19”) has resulted in a global slowdown of economic activity and a decrease in demand for a broad variety of goods and services, while also disrupting business operations for an unknown period of time until the disease is contained. Although these events did not adversely affect the Company’s overall operating results and financial condition for the three and nine months ended September 30, 2020, they could have a negative impact on the Company’s business operations for the remainder of 2020 and beyond. However, the Company is currently unable to predict the size and duration of such impact.

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

Recent Accounting Pronouncement Not Yet Adopted as of September 30, 2020

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 97% and 99% of the Company’s total revenue for the three months ended  September 30, 2020 and 2019, respectively, and 98% and 99% of the Company’s total revenue for the nine months ended  September 30, 2020 and 2019, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended  September 30, 2020 and 2019, 75% and 88%, respectively, of the Company’s product sales were made through distribution arrangements. For the nine months ended  September 30, 2020 and 2019, 79% and 83%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of the Company’s total sales to distributors, do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  September 30, 2020 and December 31, 2019, accounts receivable totaled $93.5 million and $52.7 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 60 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on an individual basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of September 30, 2020, the Company did not record any allowance for credit losses, and as of December 31, 2019, the Company did not record any allowance for doubtful accounts.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  September 30, 2020 and December 31, 2019, customer prepayments totaled $6.4 million and $3.4 million, respectively. The increase in the customer prepayment balance for the nine months ended September 30, 2020 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the nine months ended  September 30, 2020, the Company recognized $3.3 million of revenue that was included in the customer prepayment balance as of  December 31, 2019.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors (the “Board”) adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  September 30, 2020, 6.0 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$707	$641	$1,906	$1,834
Research and development	5,334	4,960	14,666	14,801
Selling, general and administrative	16,934	15,699	46,009	43,384
Total stock-based compensation expense	$22,975	$21,300	$62,581	$60,019
Tax benefit related to stock-based compensation (1)	$512	$595	$1,450	$2,139

(1)	Amounts reflect the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16
Granted	73	$184.19	622 (1)	$172.83	-	$-	695	$174.03
Vested	(73)	$108.80	(1,136)	$58.21	(243)	$23.57	(1,452)	$54.98
Forfeited	(7)	$132.36	(10)	$84.95	(8)	$68.48	(25)	$92.50
Outstanding at September 30, 2020	173	$146.72	1,463	$128.96	1,635	$39.57	3,271	$85.19

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $45.9 million and $26.1 million for the three months ended  September 30, 2020 and 2019, respectively. The intrinsic value related to vested RSUs was $267.8 million and $110.1 million for the nine months ended  September 30, 2020 and 2019, respectively. As of  September 30, 2020, the total intrinsic value of all outstanding RSUs was $888.1 million, based on the closing stock price of $279.61. As of  September 30, 2020, unamortized compensation expense related to all outstanding RSUs was $157.2 million with a weighted-average remaining recognition period of approximately 2.5 years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $16.5 million and $14.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Time-Based RSUs:

For the nine months ended  September 30, 2020, the Compensation Committee granted 73,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In  February 2020, the Compensation Committee granted 30,000 PSUs to certain non-executive employees, which represent a target number of shares to be earned based on the Company’s 2021 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2020 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2020 Non-Executive PSUs will vest in the first quarter of 2022 if the pre-determined performance goals are met during the performance period. The remaining 2020 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2020 Non-Executive PSUs is $12.8 million.

The 2020 Executive PSUs and the 2020 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during the performance period is $30 higher than the grant date stock price of $182.62. This market condition was achieved in the second quarter of 2020. The Company determined the grant date fair value using a Monte Carlo simulation model with the following assumptions: stock price of $182.62, simulation term of 2.0 years, expected volatility of 33.6%, risk-free interest rate of 1.4%, and expected dividend yield of 1.1%.

2020 MPSUs:

In  July 2020, the Compensation Committee granted 43,000 MPSUs to the executive officers and 2,000 MPSUs to certain key employees, which represent a target number of shares that can be earned based on the achievement of both market and performance conditions (“2020 MPSUs”).  The maximum number of shares that an employee can earn is 500% of the target number of the 2020 MPSUs. The market conditions consist of five stock price targets ranging from $260 to $300 with a performance period through  July 20, 2023, and the performance condition consists of one business operating goal related to a revenue target for certain customers with a performance period through  December 31, 2021.  Upon achievement of the market and performance conditions, 75% of the 2020 MPSUs will vest on  July 20, 2023 and 25% of the 2020 MPSUs will vest on  July 20, 2024. All vested shares will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2020 MPSUs is $42.1 million.

The Company determined the grant date fair value of the 2020 MPSUs using a Monte Carlo simulation model with the following assumptions: stock price of $248.71, simulation term of 4.0 years, expected volatility of 38.8%, risk-free interest rate of 0.2%, and expected dividend yield of 0.8%. In addition, the grant date fair value included an illiquidity discount of 8.9% to account for the post-vesting sales restrictions.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2020 and 2019, 12,000 and 14,000 shares, respectively, were issued under the ESPP. For both the nine months ended September 30, 2020 and 2019, 28,000 shares were issued under the ESPP. As of September 30, 2020, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.5 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. The intrinsic value of the shares issued was $2.5 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the unamortized expense was $0.6 million, which will be recognized through the first quarter of 2021. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	66.4%	36.7%	48.9%	37.0%
Risk-free interest rate	0.1%	1.9%	0.8%	2.2%
Dividend yield	0.7%	1.1%	0.9%	1.1%

Cash proceeds from the shares issued under the ESPP were $3.8 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$24,099	$22,872
Work in process	66,816	42,681
Finished goods	57,181	61,947
Total	$148,096	$127,500

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
RSU tax withholding proceeds receivable	$9,587	$6,106
Prepaid expense	10,030	7,991
Accrued interest receivable	2,603	2,490
Assets for product returns	2,217	1,585
Other	1,533	1,433
Total	$25,970	$19,605

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Deferred compensation plan assets	$41,395	$38,858
Operating lease right-of-use ("ROU") assets	3,629	2,863
Prepaid expense	2,461	2,687
Other	1,383	1,544
Total	$48,868	$45,952

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Dividends and dividend equivalents	$26,102	$21,747
Stock rotation and sales returns	8,086	5,530
Accrued purchases of property and equipment	7,056	4,678
Income tax payable	2,618	2,435
Customer prepayments	6,442	3,412
Commissions	2,058	1,425
Operating lease liabilities	1,391	1,254
Warranty	3,899	1,139
Other	4,122	3,170
Total	$61,774	$44,790

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Deferred compensation plan liabilities	$43,372	$39,665
Dividend equivalents	7,718	6,265
Operating lease liabilities	1,703	1,103
Other	30	30
Total	$52,823	$47,063

5. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than a year to five years. Some of these leases include options to renew the lease term for up to two years or on a month-to-month basis. The Company does not have finance lease arrangements.

As of  September 30, 2020 and December 31, 2019, operating lease ROU assets totaled $3.6 million and $2.9 million, respectively. As of September 30, 2020 and December 31, 2019, operating lease liabilities totaled $3.1 million and $2.4 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$364	$377	$1,093	$1,013
Short-term and other lease costs	87	102	235	394
Total lease costs	$451	$479	$1,328	$1,407

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394	$299	$1,097	$1,026
ROU assets obtained in exchange for new operating lease liabilities (1)	$-	$869	$1,796	$3,450

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.8	2.1
Weighted-average discount rate	2.9%	3.7%

(1)	For the nine months ended September 30, 2019, the amount includes $2.2 million for operating leases existing on January 1, 2019.

As of September 30, 2020, the maturities of the lease liabilities were as follows (in thousands):

2020 (remaining three months)	$450
2021	1,333
2022	852
2023	279
2024	192
2025	134
Total remaining lease payments	3,240
Less: imputed interest	(146)
Total lease liabilities	$3,094
Reported as:
Current liabilities	$1,391
Long-term liabilities	$1,703

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to five years. Some of these leases include options to renew the lease term for up to five years.

For both the three months ended September 30, 2020 and 2019, income related to lease payments was $0.5 million. For both the nine months ended September 30, 2020 and 2019, income related to lease payments was $1.3 million. As of  September 30, 2020, future income related to lease payments was as follows (in thousands):

2020 (remaining three months)	$589
2021	2,112
2022	2,070
2023	1,478
2024	552
2025	59
Total	$6,860

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$55,566	$29,528	$121,488	$76,402

Denominator:
Weighted-average outstanding shares - basic	44,970	43,308	44,737	43,055
Effect of dilutive securities	1,985	2,525	2,082	2,461
Weighted-average outstanding shares - diluted	46,955	45,833	46,819	45,516

Net income per share:
Basic	$1.24	$0.68	$2.72	$1.77
Diluted	$1.18	$0.64	$2.59	$1.68

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue, or with accounts receivable balances equal to 10% or more of the Company’s total accounts receivable:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2020	2019	2020	2019	2020	2019
Distributor A	22%	24%	23%	23%	21%	24%
Distributor B	11%	*	*	*	14%	11%
Value-added reseller A	*	*	*	*	11%	13%
Direct customer A	14%	*	11%	*	26%	*

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

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2020	2019	2020	2019
China	$157,215	$105,857	$375,708	$276,892
Taiwan	40,782	18,547	79,644	55,912
Europe	14,255	12,047	40,770	38,071
South Korea	20,935	11,990	44,452	31,224
Southeast Asia	11,854	7,904	32,256	23,698
Japan	9,433	8,150	25,079	21,084
United States	4,880	4,225	13,298	14,044
Other	68	93	202	258
Total	$259,422	$168,813	$611,409	$461,183

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2020	2019	2020	2019
DC to DC	$247,561	$159,723	$580,549	$432,125
Lighting Control	11,861	9,090	30,860	29,058
Total	$259,422	$168,813	$611,409	$461,183

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2020	2019
China	$143,848	$113,888
United States	101,884	94,671
Taiwan	18,122	17,652
Other	6,456	2,104
Total	$270,310	$228,315

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$1,174	$1,748	$1,139	$4,564
Warranty provision for product sales	3,324	92	4,364	671
Settlements made	(254)	(326)	(760)	(2,625)
Unused warranty provision	(345)	(247)	(844)	(1,343)
Balance at end of period	$3,899	$1,267	$3,899	$1,267

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of  September 30, 2020, the Company’s outstanding purchase obligations totaled approximately $215.5 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of September 30, 2020, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	September 30,	December 31,
	2020	2019
Cash, cash equivalents and investments:
Cash	$138,271	$144,860
Money market funds	41,195	28,100
Corporate debt securities	349,342	260,950
Commercial paper	7,985	1,994
U.S. treasuries and government agency bonds	14,749	19,493
Auction-rate securities backed by student-loan notes	2,916	3,138
Total	$554,458	$458,535

	September 30,	December 31,
	2020	2019
Reported as:
Cash and cash equivalents	$179,466	$172,960
Short-term investments	372,076	282,437
Long-term investments	2,916	3,138
Total	$554,458	$458,535

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$156,119	$156,891
Due in 1 - 5 years	212,464	215,185
Due in greater than 5 years	3,070	2,916
Total	$371,653	$374,992

Realized gains and losses recognized on the sales and maturities of the available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$41,195	$-	$-	$41,195
Corporate debt securities	345,865	3,590	(113)	349,342
Commercial paper	7,970	15	-	7,985
U.S. treasuries and government agency bonds	14,748	3	(2)	14,749
Auction-rate securities backed by student-loan notes	3,070	-	(154)	2,916
Total	$412,848	$3,608	$(269)	$416,187

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,100	$-	$-	$28,100
Corporate debt securities	260,645	383	(78)	260,950
Commercial paper	1,994	-	-	1,994
U.S. treasuries and government agency bonds	19,487	7	(1)	19,493
Auction-rate securities backed by student-loan notes	3,320	-	(182)	3,138
Total	$313,546	$390	$(261)	$313,675

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	September 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$60,921	$(113)	$-	$-	$60,921	$(113)
U.S. treasuries and government agency bonds	4,997	(2)	-	-	4,997	(2)
Auction-rate securities backed by student-loan notes	-	-	2,916	(154)	2,916	(154)
Total	$65,918	$(115)	$2,916	$(154)	$68,834	$(269)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$82,126	$(63)	$11,136	$(15)	$93,262	$(78)
U.S. treasuries and government agency bonds	993	(1)	-	-	993	(1)
Auction-rate securities backed by student-loan notes	-	-	3,138	(182)	3,138	(182)
Total	$83,119	$(64)	$14,274	$(197)	$97,393	$(261)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. As of December 31, 2019, the Company did not consider the impairment of its investments to be other-than-temporary. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 26 years.  The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.2 million, or 93% of the original portfolio in these auction-rate securities, at par without any realized losses.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$179,466	$172,960
Restricted cash included in other long-term assets	122	116
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$179,588	$173,076

As of  September 30, 2020 and December 31, 2019, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value measurement of the financial assets (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$41,195	$41,195	$-	$-
Corporate debt securities	349,342	-	349,342	-
Commercial paper	7,985	-	7,985	-
U.S. treasuries and government agency bonds	14,749	-	14,749	-
Auction-rate securities backed by student-loan notes	2,916	-	-	2,916
Mutual funds and money market funds under deferred compensation plan	23,562	23,562	-	-
Total	$439,749	$64,757	$372,076	$2,916

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$28,100	$28,100	$-	$-
Corporate debt securities	260,950	-	260,950	-
Commercial paper	1,994	-	1,994	-
U.S. treasuries and government agency bonds	19,493	-	19,493	-
Auction-rate securities backed by student-loan notes	3,138	-	-	3,138
Mutual funds and money market funds under deferred compensation plan	21,975	21,975	-	-
Total	$335,650	$50,075	$282,437	$3,138

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
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

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2020	$3,138
Change in unrealized gain included in other comprehensive income	28
Sale and settlement at par	(250)
Balance at September 30, 2020	$2,916

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	September 30, 2020 (1)				December 31, 2019
Time-to-liquidity (in years)	2	-	3	(2.5)	2	-	3
Discount rate	3.3%	-	7.6%	(5.4%)	4.0%	-	8.3%

(1)	The parenthetical value represents the weighted average, which was calculated based on the relative fair value of the securities.

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

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2020	2019
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$17,833	$16,883
Fair value of mutual funds and money market funds	23,562	21,975
Total	$41,395	$38,858

Deferred compensation plan assets reported in:
Other long-term assets	$41,395	$38,858

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$155	$425
Other long-term liabilities	43,372	39,665
Total	$43,527	$40,090

12. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$2,311	$1,850	$7,073	$5,207
Amortization of premium on available-for-sale securities	(863)	(168)	(1,984)	(384)
Gain on deferred compensation plan investments	1,598	74	1,420	2,630
Foreign currency exchange gain (loss)	(759)	175	(889)	47
Other	207	326	360	327
Total	$2,494	$2,257	$5,980	$7,827

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  September 30, 2020 was $6.9 million, or 11.1% of pre-tax income. The income tax expense for the nine months ended  September 30, 2020 was $3.4 million, or 2.7% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$135	$(5,611)	$(5,476)
Other comprehensive loss before reclassifications	(1,680)	(2,882)	(4,562)
Amounts reclassified from accumulated other comprehensive loss	(28)	-	(28)
Tax effect	55	-	55
Net current period other comprehensive loss	(1,653)	(2,882)	(4,535)
Balance as of March 31, 2020	(1,518)	(8,493)	(10,011)
Other comprehensive income before reclassifications	5,386	1,018	6,404
Amounts reclassified from accumulated other comprehensive loss	(71)	-	(71)
Tax effect	(406)	-	(406)
Net current period other comprehensive income	4,909	1,018	5,927
Balance as of June 30, 2020	3,391	(7,475)	(4,084)
Other comprehensive income (loss) before reclassifications	(389)	6,936	6,547
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	-	(9)
Tax effect	30	-	30
Net current period other comprehensive income (loss)	(368)	6,936	6,568
Balance as of September 30, 2020	$3,023	$(539)	$2,484

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in other income, net, on the Condensed Consolidated Statements of Operations.

15. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

The Company has a dividend program approved by the Board, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board, which are payable to the stockholders in the following month. The Board declared the following cash dividends (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend declared per share	$0.50	$0.40	$1.50	$1.20
Total amount	$22,508	$17,341	$67,239	$51,782

As of  September 30, 2020 and December 31, 2019, accrued dividends totaled $22.5 million and $17.4 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, and other factors that the Board  may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

The Company anticipates that cash used for future dividend payments will come from its domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from its Bermuda subsidiary. The Company also anticipates that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  September 30, 2020 and December 31, 2019, accrued dividend equivalents totaled $11.3 million and $10.6 million, respectively.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 93% and 90% for the three months ended September 30, 2020 and 2019, respectively, and 91% and 89% for the nine months ended September 30, 2020 and 2019, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel-related restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns. These measures have resulted in a global slowdown of economic activity and a decrease in demand for a broad variety of goods and services, while also disrupting business operations for an unknown period of time until the disease is contained. Although certain restrictions have recently begun to ease in the U.S. and globally, economic conditions remained uncertain as of the end of the third quarter of 2020.

Our primary focus is to continue to execute our business plan and mitigate the effect of the pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations during the third quarter of 2020. Some of the key developments and initiatives we implemented since March 2020 include, but are not limited to, the following:

●	Employees:

Our top priority during the pandemic is protecting the health and safety of our employees. As governments continue to institute new restrictions on commercial operations, we continue to monitor new developments and work to ensure our compliance while also maintaining business continuity for essential operations. In the U.S. and certain international locations, we continue to implement work-from-home arrangements in accordance with local regulations. To date, we believe these arrangements have contributed to the health and safety of our employees and allowed us to successfully maintain business operations and customer relations.

●	Facilities and Supply Chain:
Our manufacturing facilities in China and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the proper guidance issued by governmental authorities. In addition, we have not experienced any major supply chain issues.

●	Customers:
We did not experience an adverse impact on overall customer demand as a result of the pandemic. Our revenue increased in all of our end markets during the third quarter compared to the second quarter. Furthermore, there were no significant delays in payments by our customers.

Our automotive revenue returned to more normal ordering levels in the third quarter after a number of automotive OEMs temporarily shut down production during the second quarter in response to the pandemic. We continue to receive significant interest from customers in our technology and design capabilities in applications including infotainment, smart lighting, advanced driver-assistance systems and autonomous driving. We believe we are well-positioned to accelerate growth as the automotive market conditions continue to improve.

●	Liquidity and Capital Resources:
Our cash and investment balances remain strong and we continue to generate positive operating cash flows. We believe we have sufficient liquidity to satisfy our cash needs as we manage through the current uncertain environment. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity to support our business for the remainder of 2020 and beyond.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except percentages)
Revenue	$259,422	100.0%	$168,813	100.0%	$611,409	100.0%	$461,183	100.0%
Cost of revenue	116,382	44.9	75,655	44.8	274,329	44.9	206,794	44.8
Gross profit	143,040	55.1	93,158	55.2	337,080	55.1	254,389	55.2
Operating expenses:
Research and development	37,717	14.5	27,742	16.4	95,346	15.6	80,746	17.5
Selling, general and administrative	43,503	16.8	34,692	20.6	116,550	19.1	100,302	21.7
Litigation expense	1,841	0.7	692	0.4	6,264	1.0	1,473	0.4
Total operating expenses	83,061	32.0	63,126	37.4	218,160	35.7	182,521	39.6
Income from operations	59,979	23.1	30,032	17.8	118,920	19.4	71,868	15.6
Other income, net	2,494	1.0	2,257	1.3	5,980	1.0	7,827	1.7
Income before income taxes	62,473	24.1	32,289	19.1	124,900	20.4	79,695	17.3
Income tax expense	6,907	2.7	2,761	1.6	3,412	0.5	3,293	0.7
Net income	$55,566	21.4%	$29,528	17.5%	$121,488	19.9%	$76,402	16.6%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2020	% of Revenue	2019	% of Revenue	Change	2020	% of Revenue	2019	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$75,301	29.0%	$52,793	31.3%	42.6%	$191,345	31.3%	$133,571	29.0%	43.3%
Automotive	28,512	11.0	24,432	14.5	16.7%	69,603	11.4	66,174	14.3	5.2%
Industrial	30,658	11.8	28,862	17.1	6.2%	82,487	13.5	72,640	15.8	13.6%
Communications	54,705	21.1	18,778	11.1	191.3%	112,670	18.4	62,928	13.6	79.0%
Consumer	70,246	27.1	43,948	26.0	59.8%	155,304	25.4	125,870	27.3	23.4%
Total	$259,422	100.0%	$168,813	100.0%	53.7%	$611,409	100.0%	$461,183	100.0%	32.6%

Revenue for the three months ended September 30, 2020 was $259.4 million, an increase of $90.6 million, or 53.7%, from $168.8 million for the three months ended September 30, 2019. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased 14% and average sales prices increased by approximately 31% compared to the same period in 2019. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

Overall, our revenue during the third quarter of 2020 increased beyond our expectations for two key reasons. First, we were able to fulfill our customers’ demand that had been delinquent due to past capacity constraints. Second, certain China-based customers requested shipments previously scheduled for future dates be fulfilled in the third quarter of 2020.  We believe these requests were related to recent trade and regulatory policy changes or developments that occurred during the quarter. While these two factors contributed to our revenue increase in the third quarter of 2020, we believe they were non-recurring in nature.

For the three months ended September 30, 2020, revenue from the communications market increased $35.9 million, or 191.3%, from the same period in 2019. This increase was primarily driven by increased infrastructure sales as certain China-based customers requested shipments previously scheduled for future dates be fulfilled in the third quarter of 2020. Revenue from the consumer market increased $26.3 million, or 59.8%, from the same period in 2019. This increase was primarily driven by increased sales for gaming and mobile products. Revenue from the computing and storage market increased $22.5 million, or 42.6%, from the same period in 2019. This increase was primarily driven by strength in cloud computing and storage. Revenue from the automotive market increased $4.1 million, or 16.7%, from the same period in 2019. This increase was primarily driven by higher sales of products for infotainment applications. Revenue from the industrial market increased $1.8 million, or 6.2%, from the same period in 2019. This increase was primarily driven by higher sales in power source products.

Revenue for the nine months ended September 30, 2020 was $611.4 million, an increase of $150.2 million, or 32.6%, from $461.2 million for the nine months ended September 30, 2019. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 7% and average sales prices increased by approximately 24% compared to the same period in 2019. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the nine months ended September 30, 2020, revenue from the communications market increased $49.7 million, or 79.0%, from the same period in 2019. This increase was primarily driven by increased infrastructure sales as certain China-based customers requested shipments previously scheduled for future dates be fulfilled in the third quarter of 2020. Revenue from the computing and storage market increased $57.8 million, or 43.3%, from the same period in 2019. This increase was primarily driven by strength in cloud computing and storage. Revenue from the consumer market increased $29.4 million, or 23.4%, from the same period in 2019. This increase was primarily driven by increased sales for gaming, home appliance and mobile products. Revenue from the industrial market increased $9.8 million, or 13.6%, from the same period in 2019. This increase was primarily driven by higher sales in power source and meter products. Revenue from the automotive market increased $3.4 million, or 5.2%, from the same period in 2019. This increase was primarily driven by higher sales of products for infotainment applications, despite temporary production shutdowns by certain OEMs during the second quarter due to the COVID-19 pandemic.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
Cost of revenue	$116,382	$75,655	53.8%	$274,329	$206,794	32.7%
As a percentage of revenue	44.9%	44.8%		44.9%	44.8%
Gross profit	$143,040	$93,158	53.5%	$337,080	$254,389	32.5%
Gross margin	55.1%	55.2%		55.1%	55.2%

Cost of revenue was $116.4 million, or 44.9% of revenue, for the three months ended September 30, 2020, and $75.7 million, or 44.8% of revenue, for the three months ended September 30, 2019. The $40.7 million increase in cost of revenue was primarily due to a 14% increase in overall unit shipments and a 26% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs and warranty expenses.

Gross margin was 55.1% for the three months ended September 30, 2020, compared with 55.2% for the three months ended September 30, 2019. The decrease in gross margin was primarily due to higher manufacturing overhead costs and warranty expenses as a percentage of revenue, which was partially offset by a more favorable product mix.

Cost of revenue was $274.3 million, or 44.9% of revenue, for the nine months ended September 30, 2020, and $206.8 million, or 44.8% of revenue, for the nine months ended September 30, 2019. The $67.5 million increase in cost of revenue was primarily due to a 7% increase in overall unit shipments and an 18% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, inventory write-downs and warranty expenses.

Gross margin was 55.1% for the nine months ended September 30, 2020, compared with 55.2% for the nine months ended September 30, 2019. The decrease in gross margin was primarily due to higher manufacturing overhead costs, inventory write-downs and warranty expenses as a percentage of revenue, which was partially offset by a more favorable product mix.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
R&D expenses	$37,717	$27,742	36.0%	$95,346	$80,746	18.1%
As a percentage of revenue	14.5%	16.4%		15.6%	17.5%

R&D expenses were $37.7 million, or 14.5% of revenue, for the three months ended September 30, 2020, and $27.7 million, or 16.4% of revenue, for the three months ended September 30, 2019. The $10.0 million increase in R&D expenses was primarily due to an increase of $5.9 million in compensation expenses, which include salary, benefits and bonuses, an increase of $1.7 million in new product development expenses, and an increase of $0.6 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 920 employees as of September 30, 2020, compared with 819 employees as of September 30, 2019.

R&D expenses were $95.3 million, or 15.6% of revenue, for the nine months ended September 30, 2020, and $80.7 million, or 17.5% of revenue, for the nine months ended September 30, 2019. The $14.6 million increase in R&D expenses was primarily due to an increase of $11.3 million in compensation expenses, which include salary, benefits and bonuses, and an increase of $1.4 million in new product development expenses.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands, except percentages)
SG&A expenses	$43,503	$34,692	25.4%	$116,550	$100,302	16.2%
As a percentage of revenue	16.8%	20.6%		19.1%	21.7%

SG&A expenses were $43.5 million, or 16.8% of revenue, for the three months ended September 30, 2020, and $34.7 million, or 20.6% of revenue, for the three months ended September 30, 2019. The $8.8 million increase in SG&A expenses was primarily due to an increase of $3.3 million in compensation expenses, which include salary, benefits and bonuses, an increase of $2.6 million in commission expenses driven by higher revenue, an increase of $1.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $1.1 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 552 employees as of September 30, 2020, compared with 488 employees as of September 30, 2019.

SG&A expenses were $116.6 million, or 19.1% of revenue, for the nine months ended September 30, 2020, and $100.3 million, or 21.7% of revenue, for the nine months ended September 30, 2019. The $16.3 million increase in SG&A expenses was primarily due to an increase of $9.3 million in compensation expenses, which include salary, benefits and bonuses, an increase of $3.6 million in commission expenses driven by higher revenue, and an increase of $2.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards.

Litigation Expense

Litigation expense was $1.8 million for the three months ended September 30, 2020, compared with $0.7 million for the three months ended September 30, 2019. The increase was primarily due to increased litigation activity related to ongoing patent infringement and other matters.

Litigation expense was $6.3 million for the nine months ended September 30, 2020, compared with $1.5 million for the nine months ended September 30, 2019. The increase was primarily due to increased litigation activity related to ongoing patent infringement and other matters.

Other Income, Net

Other income, net, was $2.5 million for the three months ended September 30, 2020, compared with other income, net, of $2.3 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $1.5 million in income related to changes in the value of the deferred compensation plan investments, and an increase of $0.5 million in interest income primarily as a result of higher investment balances. These favorable changes were partially offset by an increase of $0.9 million in foreign currency exchange losses and $0.7 million in amortization of the premium on available-for-sale securities.

Other income, net, was $6.0 million for the nine months ended September 30, 2020, compared with other income, net, of $7.8 million for the nine months ended September 30, 2019. The decrease was primarily due to an increase of $1.6 million in amortization of the premium on available-for-sale securities, a decrease of $1.2 million in income related to changes in the value of the deferred compensation plan investments, and an increase of $0.9 million in foreign currency exchange losses. These unfavorable changes were partially offset by an increase of $1.9 million in interest income primarily as a result of higher investment balances.

Income Tax Expense

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2020 was $6.9 million, or 11.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2020 was $3.4 million, or 2.7% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019
	(in thousands, except percentages)
Cash and cash equivalents	$179,466	$172,960
Short-term investments	372,076	282,437
Total cash, cash equivalents and short-term investments	$551,542	$455,397
Percentage of total assets	47.5%	47.6%

Total current assets	$819,143	$655,206
Total current liabilities	(158,278)	(98,225)
Working capital	$660,865	$556,981

As of September 30, 2020, we had cash and cash equivalents of $179.5 million and short-term investments of $372.1 million, compared with cash and cash equivalents of $173.0 million and short-term investments of $282.4 million as of December 31, 2019. As of September 30, 2020, $94.7 million of cash and cash equivalents and $246.7 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2020, we had working capital of $660.9 million, compared with working capital of $557.0 million as of December 31, 2019. The $103.9 million increase in working capital was due to a $163.9 million increase in current assets, which was partially offset by a $60.0 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$188,155	$155,317
Net cash used in investing activities	(133,437)	(88,109)
Net cash used in financing activities	(49,638)	(31,007)
Effect of change in exchange rates	1,432	(2,516)
Net increase in cash, cash equivalents and restricted cash	$6,512	$33,685

For the nine months ended September 30, 2020, net cash provided by operating activities was $188.2 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $13.7 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales during the three months ended September 30, 2020. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. For the nine months ended September 30, 2019, net cash provided by operating activities was $155.3 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $10.6 million from the changes in our operating assets and liabilities. The decrease in income tax liabilities was primarily due to income tax payments made for the year, including the annual deemed repatriation transition tax. The increase in other accrued liabilities was primarily driven by an increase in employee contributions to the deferred compensation plan and an increase in operating lease liabilities.

For the nine months ended September 30, 2020, net cash used in investing activities was $133.4 million, primarily due to purchases of property and equipment of $44.2 million and net purchases of short-term investments of $88.4 million. For the nine months ended September 30, 2019, net cash used in investing activities was $88.1 million, primarily due to purchases of property and equipment of $87.1 million, which included the purchase of a building and land in Kirkland, Washington for $52.3 million, net purchases of short-term investments of $7.6 million and net contributions to the deferred compensation plan of $1.8 million.  These cash outflows were partially offset by proceeds from sales of property and equipment of $9.3 million.

For the nine months ended September 30, 2020, net cash used in financing activities was $49.6 million, primarily reflecting $65.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $20.3 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the nine months ended September 30, 2019, net cash used in financing activities was $31.0 million, primarily reflecting $48.6 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $17.8 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

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

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of September 30, 2020, the outstanding balance under our purchase commitments was $215.5 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2020, the outstanding liability was $18.7 million.

Our long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2020, the outstanding long-term obligations were $52.8 million.

Our other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three and nine months ended September 30, 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have implemented work-from-home arrangements in accordance with local shelter-in-place orders and other governmental restrictions in the United States, Europe and Asia during the three and nine months ended September 30, 2020. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2020, there were no material pending legal proceedings to which we were a party.

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

The ongoing effects of the global COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. In March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Since the beginning of 2020, governments around the world have imposed various mandatory measures and the private sectors have taken actions in an effort to combat the spread of the disease, such as travel restrictions, quarantines and business shutdowns. In addition, the U.S. government has declared a state of emergency or similar disaster declaration, and many states, including Washington and California where we have substantial operations, have enacted shelter-in-place or similar restrictive orders. These events have led to significant disruptions and uncertainties in the global economy and in the financial markets, which could materially and adversely affect our financial condition and results of operations. Uncertainties regarding the economic impact of the pandemic is likely to continue to result in sustained market turmoil and adversely impact the semiconductor industry, which could also negatively and materially impact our business, financial condition and results of operations.

The extent of the impact of the pandemic on our operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic, and the effects on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. A prolonged outbreak could exacerbate the adverse impact on our business, which may include:

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2020, 93% and 91% of our revenue, respectively, was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 22% and 23% of our total revenue for the three and nine months ended September 30, 2020, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

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

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 22% and 23% of our total revenue for the three and nine months ended September 30, 2020, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may continue to be exacerbated by the adverse effects of the COVID-19 pandemic. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, which could reduce our revenue and adversely affect our financial condition and results of operations.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Forms of award agreements under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 6, 2020
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)