Form 10-K
period 2020-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2021-03-01
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2020, was $8.1 billion.*

There were 45,621,000 shares of the registrant’s common stock issued and outstanding as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

*

Excludes 10,601,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 30, 2020.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business;

•	protection of our proprietary technology,

•	business outlook for 2021 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

Our principal executive office is located in Kirkland, Washington. We have over 2,200 employees worldwide, with locations in Asia (primarily in China, India, Japan, Korea, Singapore and Taiwan), Europe (primarily in France, Germany, Spain, Switzerland and the United Kingdom), and the United States.

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

Analog and Mixed-Signal Markets.  We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors, which include integration of higher levels of functionality onto a single chip, greater precision, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technologies, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have targeted product and market areas that we believe have the ability to offer above-average growth over the long term compared to the semiconductor industry as a whole.

End Markets and Applications

We design and develop our products for the computing and storage, automotive, industrial, communications and consumer markets, with the computing and storage market representing the largest portion of our revenue in 2020. The following table is a summary of the various end market applications for our products, and those markets’ contribution as a percentage of our total revenue:

		Percentage of Total Revenue
End Markets	Applications	2020	2019	2018
Computing and storage	Storage networks, computers and notebooks, printers, servers and workstations	30.0%	30.1%	27.3%
Automotive	Infotainment, safety and connectivity applications	12.9%	14.4%	13.8%
Industrial	Power sources, security, point-of-sale systems, smart meters and other industrial equipment	14.2%	15.8%	15.2%
Communications	Networking and telecommunication infrastructure, routers and modems, wireless access points and voice over IP	16.8%	13.5%	12.1%
Consumer	Set-top boxes, monitors, gaming, lighting, chargers, home appliances, cellular handsets, wearables, digital video players, GPS, televisions, stereos and cameras	26.1%	26.2%	31.6%

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

Direct Current (“DC”) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers and notebooks, monitors, infotainment applications and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 95%, 94% and 92% of our total revenue in 2020, 2019 and 2018, respectively.

Lighting Control Products. Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in computers and notebooks, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. The Lighting Control product family accounted for 5%, 6% and 8% of our total revenue in 2020, 2019 and 2018, respectively.

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

Customers, Sales and Marketing

We sell our products through third-party distributors, value-added resellers and directly to original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), electronic manufacturing service (“EMS”) providers and other end customers. Our third-party distributors are subject to distribution agreements with us, which allow the distributors to sell our products to end customers and other resellers, including OEMs, ODMs or EMS providers.  Our value-added resellers may second source our products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs, and EMS providers typically provide manufacturing services for OEMs and other electronic product suppliers.

Sales to our largest distributor accounted for 24% of our total revenue in 2020, 23% in 2019, and 22% in 2018. In addition, one other distributor accounted for 11% of our total revenue in 2020 and 10% in 2018. No other distributors or end customers accounted for more than 10% of our full-year, total revenue in any of the periods presented.

Current distribution agreements with several of our major distributors provide that each distributor has the non-exclusive right to sell and use its best efforts to promote and develop a market for our products. These agreements provide that payment for purchases from us will generally occur within 30 to 90 days from the date of invoice. In addition, we allow for limited stock rotation in certain agreements.

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

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. In 2020, 2019 and 2018, our revenue from sales to customers in Asia was 91%, 89% and 88%, respectively.

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

Our manufacturing lead times are generally 16 to 26 weeks and we often build inventory in advance of customer orders based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, all of which would negatively affect our profit margins. In addition, in response to market conditions, we may slow the rate of manufacturing our products, which could result in insufficient inventory levels if we underestimate the demand for our products.

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

Our research and development efforts are generally targeted at three areas: systems architecture, circuit design and implementation, and process technologies. In the area of systems architecture, we are exploring new ways of solving our customers’ system design challenges and are investing in the development of systems expertise in new markets and applications that align well with our core capabilities. In the area of circuit design and implementation, our initiatives include expanding our portfolio of products and adding new features to our products. In the area of process technologies, we are investing research and development resources to provide leading-edge analog power processes for our next generation of integrated circuits. Process technologies are key strategic components to our future growth.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2020, we had 1,327 patents/applications issued or pending, of which 475 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2039. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

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

We currently contract with several suppliers to manufacture our wafers in foundries located in China, Taiwan and Korea. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facility, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

We have a 60,000 square-foot manufacturing facility located in Chengdu, China, which enables us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in this facility and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing average selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products and, in some cases, have a broader number of product offerings that may enable them to more effectively market and sell to customers. We are in direct and active competition, with respect to one or more of our product lines, with several manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, Maxim Integrated Products, NXP Semiconductors, ON Semiconductor, Power Integrations, Renesas Electronics, ROHM Semiconductor, Semtech and Texas Instruments.

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

Seasonality

Our revenue and operating results tend to vary seasonally. Historically, our revenue has generally been higher in the second half of the year than in the first half, although various factors, such as market conditions and the timing of key product introductions, could impact this trend.

Government Regulations

We are subject to international, federal and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws.

We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. In recent years, these controls, tariffs, regulations, and restrictions have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source components.

Government regulations can be complex and are subject to change in the future, and accordingly, we are unable to assess the possible effect of compliance with future requirements. Our efforts to comply with these government regulations could have material impacts on our capital expenditures and operating expenses, resource allocation, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify. Refer to “Item 1A. Risk Factors” for further discussion of material risks related to government policies and regulations on environmental laws, international trade policies and restrictions, including tariffs on imports of foreign goods and regulations restricting the export of goods and services between the U.S. and China.

   Human Capital

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have many years of experience and greater circuit design aptitude. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success depends, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. As of December 31, 2020, we employed 2,209 employees primarily located in Asia, Europe and the United States, compared with 2,002 employees as of December 31, 2019.

Competition for talent in the semiconductor industry is strong, and compensation is critical to our recruiting and retention philosophy, especially given our rapid growth and our need to attract talented employees with a broad range of skills. Our total compensation packages are competitive, fair, and structured to encourage employees to invest in our future. Our employee benefits programs include a combination of supplemental benefits including paid time off for holidays and vacations, health insurance and other plan benefits.

We are an equal-opportunity employer, and we make employment decisions based on merit and business needs. We are committed to providing a healthy and safe environment for all our workers. Our Worker Health and Safety Plan is certified to ISO45001 standards, the world’s voluntary, international standard for occupational health and safety. We believe that certifying to these standards enables our company to provide safe and healthy workplaces by preventing work-related injury and health issues.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. They may be obtained from our website at www.monolithicpower.com under “Investor Relations” as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the SEC, or at the SEC website at www.sec.gov. We also make available on our website the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our code of ethics, our director voting policy and our code of social responsibility. In addition, we intend to disclose on our website any amendments to, or waivers from, our codes of business conduct, our code of social responsibility and our report on environment, social responsibility and governance.  Information contained on our website is not a part of this Annual Report on Form 10-K.

Information About Executive Officers

Information regarding our executive officers as of March 1, 2021 is as follows:

Name	Age	Position
Michael Hsing	61	President, Chief Executive Officer and Director
Bernie Blegen	63	Vice President and Chief Financial Officer
Deming Xiao	58	President of Asia Operations
Maurice Sciammas	61	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	50	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. We encourage you to read the full risk factor discussion carefully.

Our revenue and expenses are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	the effect of epidemics and pandemics, such as the COVID-19 pandemic, on our business;

•	changes in general economic conditions in the countries where our products are sold or used, in particular China;

•

our dependence on the Asian markets for our customer base and our significant manufacturing operations in China, which may expose us to political, cultural, regulatory, economic, foreign currency and operational risks;

•	the impact of extensive Chinese government regulation on us and our manufacturing partners;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience grow rates comparable to past years;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions, and the seasonality and variability in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our and our competitors’ ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue resulting from capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis due to disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyber attacks or other system security, data protection and privacy breaches on our business operations;

•	our significant investment of resources on research and development;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel; and

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, elimination of our dividend program, and dilution from issuance of additional shares.

Risks Associated with Global Pandemics on Our Business

The effects of global pandemics such as COVID-19 could adversely affect our business, results of operations and financial condition.

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. In March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Since then, governments around the world have imposed various mandatory measures and the private sectors have taken actions in an effort to combat the spread of the disease, such as travel restrictions, quarantines and business shutdowns. In addition, the U.S. government has declared a state of emergency or similar disaster declaration, and many states, including Washington and California where we have substantial operations, have enacted shelter-in-place or similar restrictive orders. These events have led to significant disruptions and uncertainties in the global economy and in the financial markets, which could materially and adversely affect our financial condition and results of operations. Uncertainties regarding the economic impact of the pandemic is likely to result in sustained market turmoil and could adversely impact the semiconductor industry, which could in turn negatively and materially impact our business, financial condition and results of operations.

The extent of the impact of the pandemic on our operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic, and the effects on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. A sustained or prolonged outbreak could exacerbate the adverse impact on our business, which may include:

•	unpredictability in demand, pricing and costs for our products, and losses of significant contracts or key customers as a result of a global economic downturn caused by the pandemic;

•	our ability to accurately forecast our results of operation, including products sales and market demand for our products;

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

•	losses on our investments due to defaults on payments by the issuers, write-offs of our accounts receivable due to defaults and insolvency, or significant delays in payments by our customers.

We are working with our stakeholders, including customers, suppliers and employees, to address the impact of this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Should such disruption continue for an extended period of time, or if and when the pandemic ends, the resumption of normal business operations may be delayed or constrained by lingering effects of the pandemic (including limitations imposed by governmental authorities on our ability to return to normal operating practices). These effects, alone or taken together, could have a material adverse impact on our business, results of operations or financial condition.

Risks Associated with Our Significant Operations in Asia, in Particular China

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2020, 91% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We are subject to export laws, trade policies and restrictions including international tariffs that could materially and adversely affect our business and results of operations.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition.  If these tariffs continue or additional new tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

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

Risks Associated with Product Demand and Sales

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 24% of our total revenue for the year ended December 31, 2020. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 24% of our total revenue for the year ended December 31, 2020. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We primarily conduct our sales on a purchase order basis, and we do not have any long-term supply commitments.

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

In addition, product liability claims may be asserted by our customers with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage or that asserted claims will be within the scope of coverage. Our insurance providers could deny or challenge these claims, and as a result, reimbursement to us is not guaranteed or could be delayed. If coverage is denied, we may not have sufficient resources to pay for these claims. Furthermore, due to recent changes in the insurance industry, we may experience a significant increase in premiums and therefore decide to self-insure, which may not meet the expectations or requirements of certain customers. All of these factors could have a material and adverse impact on our business, financial condition and results of operations.

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

Risks Associated with Supply and Manufacturing

Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us.  For example, we believe the strong increase in industry-wide demand for electronic equipment for remote work arrangements as a result of the COVID-19 pandemic has resulted, and will continue to result, in capacity shortages of our suppliers. As a result, this lack of capacity has at times constrained our product sales and revenue growth. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. We may also be required to increase the prices of our products in order to remain profitable, which could result in a loss of customers. In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations. Delays in increasing third-party manufacturing capacity may also limit our ability to meet customer demand.

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

These and other risks may affect the ultimate cost and timing of any expansion of our third-party suppliers’ capacity.  If our manufacturing costs increase, we may be required to raise the prices for our products to remain profitable, which could result in a loss of customers.

We currently depend on third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers are acquired, become insolvent or capacity constrained and are unable to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

We have a supply arrangement with certain suppliers for the production of wafers. Should any of our suppliers are acquired or become insolvent or capacity constrained, we may not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

While certain aspects of our relationship with these suppliers are contractual, many important aspects of this relationship depend on our suppliers’ continued cooperation and our management of the supplier relationships. Our relationships could also be negatively impacted by changes in control or changes in the management team of the suppliers. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

Risks Associated with Industry Dynamics and Competition

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

Risks Associated with Information Technology and Cybersecurity

Implementation of an enterprise resource planning (“ERP”) or other information technology systems could result in significant disruptions to our operations.

From time to time, we may implement new ERP software solutions or upgrade existing systems. Implementation of these solutions and systems is highly dependent on coordination of system providers and internal business teams. We may experience difficulties as we transition to these new or upgraded systems and processes, including system downtime causing interruptions in business operations. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or any significant system failures could disrupt our operations, which could have a material adverse effect on our capital resources, financial condition or results of operations.

System security risks, data protection or privacy breaches, cyber attacks and systems integration issues could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Experienced hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, financial reporting or other critical functions.

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. The secure maintenance of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security.  Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. The increase in remote working arrangements during the COVID-19 pandemic has also heightened our potential exposure to cyber attacks, which could put the sensitive proprietary and financial information we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Risks Associated with Strategic Investments and Initiatives

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

Risks Associated with Financial Reporting

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

Due to the complexity associated with the calculation of our tax provision, including the effects of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (“2017 Tax Act”) and the enactment of other tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws such as the 2017 Tax Act, regulations, accounting principles or interpretations thereof and discrete items. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (“IRS”) and tax authorities in various jurisdictions where we have business operations. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our financial condition and results of operations.

Our international operations subject us to potentially significant tax consequences, which could adversely affect our results of operations.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing and other local regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development.

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

Risks Associated with Regulatory Compliance, Intellectual Property Protection and Litigation

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

Risks Associated with Human Capital Management

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

Risks Associated with Ownership of Our Stock

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance;

•	general economic, industry and market conditions worldwide;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ expectations;

•	whether our guidance meets the expectations of our investors;

•	the breath and liquidity of the market for our common stock;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	developments generally affecting the semiconductor industry;

•	commencement of or developments relating to our involvement in litigation;

•	investor perceptions of us and our business strategies;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts or acts of war;

•	epidemics and pandemics, such as the COVID-19 pandemic;

•	trading activity in our common stock, including short positions;

•	actual or anticipated manufacturing capacity limitations;

•	developments with respect to intellectual property rights;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	our loss of key customers;

•	changes in market valuation or earnings of our competitors;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•

export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, particularly in China;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	ratings published by third-party organizations with respect to our environmental, social and governance compliance efforts;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	our ability to accurately forecast future demand for our products;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investments in sales and marketing resources to enter new markets;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	cyber attacks or other system security, data protection and privacy breaches;

•	our ability to pay quarterly cash dividends to stockholders; and

•	changes in the estimation of the future size and growth rate of our markets.

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

We may issue additional shares of common stock in the future in order to raise additional capital to fund our global operations or in connection with an acquisition. We also issue restricted stock units (“RSUs”) to employees, which convert into shares of common stock upon vesting. Any issuance of our common stock may result in immediate dilution to our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval.

General Risk Factors

Our worldwide operations are subject to political, economic and health risks and natural disasters, which could have a material adverse effect on our business operations.

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that other natural disasters, labor strikes, terrorism, war, political unrest, epidemics and pandemics, and/or health advisories could disrupt our operations. For example, the COVID-19 pandemic has resulted in disruptions in business operations and other global economic activities. Any of these events may cause disruptions and have a material adverse impact on our business and results of operations.

In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes our significant properties as of December 31, 2020:

Location	Approximate Building Square Footage	Primary Use
Owned:
United States:
Kirkland, Washington	70,000	Principal executive office, research and development, sales and marketing
Livonia, Michigan	40,000	Sales and marketing, research and development
San Jose, California	106,000	Research and development, sales and marketing, administrative
International:
Chengdu, China	200,000	Research and development, administrative
Chengdu, China	60,000	Testing and manufacturing operations
Hangzhou, China	68,000	Research and development
Shanghai, China	23,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	47,000	Sales and marketing, research and development

Leased:
Chengdu, China	89,000	Manufacturing operations, inventory warehouse
Barcelona, Spain	12,000	Research and development, sales and marketing

We also lease other sales and marketing, and research and development offices in Asia, Europe and the United States. We believe that our existing facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of December 31, 2020, there were no material pending legal proceedings to which we were a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.”

Holders of Common Stock

As of February 22, 2021, there were 34 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2015 and its performance relative to the performance of a similar investment in the two indexes is shown through December 31, 2020, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

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

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Discussions of 2018 results and year-to-year comparisons between 2019 and 2018 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical lead times for orders are generally 16 to 26 weeks. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 91%, 89% and 88% for the years ended December 31, 2020, 2019 and 2018, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel-related restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns. These measures have significantly affected the global economy and are disrupting business operations worldwide for an unknown period of time until the disease is contained. Economic conditions remained uncertain as of the end of 2020.

Our primary focus is to continue to execute our business plan and mitigate the effect of the pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations during 2020. Some of the key developments and initiatives we implemented since March 2020 include, but are not limited to, the following:

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

Our manufacturing facilities in China, Taiwan and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the proper guidance issued by governmental authorities. In addition, we have not experienced any major supply chain disruptions as a result of the pandemic.

●	Customers:

Overall, we did not experience an adverse impact on customer demand during 2020 as a result of the pandemic. Our revenue increased in all of our end markets compared to 2019. Furthermore, there were no significant delays in payments by our customers. However, we cannot provide assurance that we will not experience a material and adverse impact on customer demand during 2021 as a result of the pandemic.

Our automotive revenue was negatively affected by the pandemic in the second quarter of 2020 after a number of automotive OEMs temporarily shut down production. However, revenue has since returned to more normal ordering levels. We continue to receive significant interest from customers in our technology and design capabilities in applications including infotainment, smart lighting, advanced driver-assistance systems and autonomous driving. We believe we are well-positioned to accelerate growth as the automotive market conditions continue to improve.

●	Liquidity and Capital Resources:

Our cash and investment balances remain strong and we continue to generate positive operating cash flows. We believe we have sufficient liquidity to satisfy our cash needs as we manage through the current uncertain environment. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity to support our business for 2021 and beyond.

We are actively working with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy, the semiconductor industry and our business. A prolonged economic slowdown as a result of the pandemic could materially and adversely impact our business, results of operations and financial condition for 2021 and beyond.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic. Actual results could differ from these estimates and assumptions, and any such differences may be material to our consolidated financial statements.

As of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance related to the pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue primarily from product sales, which include assembled and tested ICs, as well as dies in wafer form. These product sales accounted for 97%, 99% and 98% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented.

We recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

We account for price adjustment and stock rotation rights as variable consideration that reduces the transaction price, and recognize that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell our products to their end customers at a price that is lower than the distribution price invoiced by us. When we receive claims from the distributors that products have been sold to the end customers at the lower price, we issue the distributors credit memos for the price adjustments. We estimate the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors, which make up the majority of our total sales to distributors, do not have price adjustment rights. We record a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

As of December 31, 2020 and 2019, we had a valuation allowance of $18.2 million and $15.4 million, respectively, attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with service conditions is based on the grant date share price. The fair value of shares issued under the employee stock purchase plan (“ESPP”) and RSUs with performance conditions is estimated using the Black-Scholes model. The fair value of RSUs with market conditions, as well as RSUs containing both market and performance conditions, is estimated using a Monte Carlo simulation model.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements regarding recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted as of December 31, 2020.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Revenue	$844,452	100.0%	$627,921	100.0%	$582,382	100.0%
Cost of revenue	378,498	44.8	281,596	44.8	259,714	44.6
Gross profit	465,954	55.2	346,325	55.2	322,668	55.4
Operating expenses:
Research and development	137,598	16.3	107,757	17.2	93,455	16.0
Selling, general and administrative	161,670	19.1	133,542	21.3	113,803	19.5
Litigation expense	7,804	1.0	2,464	0.4	1,922	0.4
Total operating expenses	307,072	36.4	243,763	38.9	209,180	35.9
Income from operations	158,882	18.8	102,562	16.3	113,488	19.5
Other income, net	10,460	1.3	10,558	1.7	4,994	0.9
Income before income taxes	169,342	20.1	113,120	18.0	118,482	20.4
Income tax expense	4,967	0.6	4,281	0.7	13,214	2.3
Net income	$164,375	19.5%	$108,839	17.3%	$105,268	18.1%

Revenue

The following table summarizes our revenue by end market:

	Year Ended December 31,						Change
End Market	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue	From 2019 to 2020	From 2018 to 2019
	(in thousands, except percentages)
Computing and storage	$253,177	30.0%	$189,215	30.1%	$159,121	27.3%	33.8%	18.9%
Automotive	108,966	12.9	90,303	14.4	80,078	13.8	20.7%	12.8%
Industrial	119,603	14.2	99,381	15.8	88,472	15.2	20.3%	12.3%
Communications	142,326	16.8	84,794	13.5	70,589	12.1	67.8%	20.1%
Consumer	220,380	26.1	164,228	26.2	184,122	31.6	34.2%	(10.8)%
Total	$844,452	100.0%	$627,921	100.0%	$582,382	100.0%	34.5%	7.8%

Revenue for the year ended December 31, 2020 was $844.5 million, an increase of $216.6 million, or 34.5%, from $627.9 million for the year ended December 31, 2019. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 7% and average sales prices increased by approximately 24% compared to the same period in 2019. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the year ended December 31, 2020, revenue from the communications market increased $57.5 million, or 67.8%, from the same period in 2019. This increase was primarily driven by increased infrastructure sales. Revenue from the consumer market increased $56.2 million, or 34.2%, from the same period in 2019. This increase was primarily driven by increased sales for gaming and mobile products. Revenue from the computing and storage market increased $64.0 million, or 33.8%, from the same period in 2019. This increase was primarily driven by strength in cloud computing and storage. Revenue from the automotive market increased $18.7 million, or 20.7%, from the same period in 2019. This increase was primarily driven by higher sales of products for infotainment applications, despite temporary production shutdowns by certain OEMs during the second quarter due to the COVID-19 pandemic. Revenue from the industrial market increased $20.2 million, or 20.3%, from the same period in 2019. This increase was primarily driven by higher sales in power source products.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,			Change
	2020	2019	2018	From 2019 to 2020	From 2018 to 2019
	(in thousands, except percentages)
Cost of revenue	$378,498	$281,596	$259,714	34.4%	8.4%
As a percentage of revenue	44.8%	44.8%	44.6%
Gross profit	$465,954	$346,325	$322,668	34.5%	7.3%
Gross margin	55.2%	55.2%	55.4%

Cost of revenue was $378.5 million, or 44.8% of revenue, for the year ended December 31, 2020, and $281.6 million, or 44.8% of revenue, for the year ended December 31, 2019. The $96.9 million increase in cost of revenue was primarily due to a 7% increase in overall unit shipments and a 22% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in warranty expenses, inventory write-downs and manufacturing overhead costs.

Gross margin was 55.2% for the year ended December 31, 2020, compared with 55.2% for the year ended December 31, 2019. For the year ended December 31, 2020, the impact of a more favorable product mix was primarily offset by higher warranty expenses and inventory write-downs as a percentage of revenue compared to the same period in 2019.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2020	2019	2018	From 2019 to 2020	From 2018 to 2019
	(in thousands, except percentages)
R&D expenses	$137,598	$107,757	$93,455	27.7%	15.3%
As a percentage of revenue	16.3%	17.2%	16.0%

R&D expenses were $137.6 million, or 16.3% of revenue, for the year ended December 31, 2020, and $107.8 million, or 17.2% of revenue, for the year ended December 31, 2019. The $29.8 million increase in R&D expenses was primarily due to an increase of $22.3 million in compensation expenses, which include salary, benefits and bonuses, an increase of $3.0 million in new product development expenses, and an increase of $1.7 million in depreciation. Our R&D headcount was 930 employees as of December 31, 2020, compared with 839 employees as of December 31, 2019.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2020	2019	2018	From 2019 to 2020	From 2018 to 2019
	(in thousands, except percentages)
SG&A expenses	$161,670	$133,542	$113,803	21.1%	17.3%
As a percentage of revenue	19.1%	21.3%	19.5%

SG&A expenses were $161.7 million, or 19.1% of revenue, for the year ended December 31, 2020, and $133.5 million, or 21.3% of revenue, for the year ended December 31, 2019. The $28.2 million increase in SG&A expenses was primarily due to an increase of $15.4 million in compensation expenses, which include salary, benefits and bonuses, an increase of $6.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $4.2 million in commission expenses driven by higher revenue. Our SG&A headcount was 564 employees as of December 31, 2020, compared with 503 employees as of December 31, 2019.

Litigation Expense

Litigation expense was $7.8 million for the year ended December 31, 2020, compared with $2.5 million for the year ended December 31, 2019. The increase was due to increased litigation activity related to ongoing patent infringement and other matters.

Other Income, Net

Other income, net, was $10.5 million for the year ended December 31, 2020, compared with other income, net, of $10.6 million for the year ended December 31, 2019. The decrease was primarily due to an increase of $2.3 million in amortization of the premium on available-for-sale securities and an increase of $1.1 million in foreign currency exchange losses. These unfavorable changes were partially offset by an increase of $2.0 million in interest income primarily as a result of higher investment balances, and an increase of $0.8 million in income related to changes in the value of the deferred compensation plan investments.

Income Tax Expense

The income tax expense for the year ended December 31, 2020 was $5.0 million, or 2.9% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

	December 31,
	2020	2019
	(in thousands, except percentages)
Cash and cash equivalents	$334,944	$172,960
Short-term investments	260,169	282,437
Total cash, cash equivalents and short-term investments	$595,113	$455,397
Percentage of total assets	49.2%	47.6%

Total current assets	$841,998	$655,206
Total current liabilities	(146,969)	(98,225)
Working capital	$695,029	$556,981

As of December 31, 2020, we had cash and cash equivalents of $334.9 million and short-term investments of $260.2 million, compared with cash and cash equivalents of $173.0 million and short-term investments of $282.4 million as of December 31, 2019. As of December 31, 2020, $252.1 million of cash and cash equivalents and $130.8 million of short-term investments were held by our international subsidiaries. For the year ended December 31, 2020, we repatriated $30 million of cash from our Bermuda subsidiary to the U.S. The proceeds will primarily be used to fund our ongoing business operations. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of December 31, 2020, we had working capital of $695.0 million, compared with working capital of $557.0 million as of December 31, 2019. The $138.0 million increase in working capital was due to a $186.8 million increase in current assets, which was partially offset by a $48.8 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and cash equivalents, accounts receivable and inventories, which was partially offset by a decrease in short-term investments. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$267,803	$216,303	$141,451
Net cash used in investing activities	(39,177)	(167,112)	(14,740)
Net cash used in financing activities	(71,557)	(48,050)	(34,559)
Effect of change in exchange rates	4,926	(883)	(2,208)
Net increase in cash, cash equivalents and restricted cash	$161,995	$258	$89,944

For the year ended December 31, 2020, net cash provided by operating activities was $267.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $3.0 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales during the three months ended December 31, 2020. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. The increase in accrued compensation was primarily due to an increase in accrued bonuses. The increase in other accrued liabilities was primarily driven by an increase in the deferred compensation plan liabilities and an increase in warranty expenses.

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

For the year ended December 31, 2020, net cash used in investing activities was $39.2 million, primarily due to purchases of property and equipment of $55.6 million, partially offset by net sales and maturities of short-term investments of $22.1 million. For the year ended December 31, 2019, net cash used in investing activities was $167.1 million, primarily due to purchases of property and equipment of $95.8 million, net purchases of short-term investments of $76.8 million and net contributions to the deferred compensation plan of $3.1 million. These cash outflows were partially offset by proceeds from sales of property and equipment of $9.3 million.

For the year ended December 31, 2019, we funded the purchases of properties in Kirkland, Washington and Livonia, Michigan for $57.4 million.

For the year ended December 31, 2020, net cash used in financing activities was $71.6 million, primarily reflecting $88.8 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $22.6 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the year ended December 31, 2019, net cash used in financing activities was $48.1 million, primarily reflecting $67.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $19.9 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

In February 2021, our Board of Directors approved an increase in our quarterly cash dividends from $0.50 per share to $0.60 per share.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)
Operating lease obligations (1)	$7,848	$2,407	$3,321	$2,120	$-
Outstanding purchase commitments (2)	211,499	189,184	21,615	300	400
Transition tax liability (3)	18,732	1,972	5,669	11,091	-
Other long-term obligations (4)	56,151	-	10,776	21,457	23,918
Total	$294,230	$193,563	$41,381	$34,968	$24,318

(1)

Operating lease obligations represent the undiscounted remaining lease payments. The amount also includes commitments for additional leases that have not yet commenced as of December 31, 2020. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

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

(4)

Other long-term obligations include long-term liabilities reflected on our Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. Because of the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations of $20.3 million from the table above.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2020, a hypothetical 10% decline in interest rates would impact our results of operations by approximately $0.9 million in interest income.

Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. When the fair value of an investment is below its amortized cost basis, unrealized losses due to changes in interest rates (i.e., non-credit loss factors) are not recognized in our results of operations unless we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis. Based on our investment positions as of December 31, 2020, a hypothetical 100 basis point increase in interest rates would result in a $2.6 million decline in the fair value of our investments. Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity.

We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars through our subsidiary in Bermuda. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of our offshore operations is generally the local currency, primarily including the Renminbi, the New Taiwan Dollar and the Euro. In addition, we incur foreign currency exchange gains or losses related to certain intercompany transactions between the U.S. and our foreign subsidiaries that are denominated in a currency other than the functional currency. Gains or losses from the settlement and remeasurement of the balances are reported in other income, net, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations in any of the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation

Description of the Matter

The Company’s inventories totaled $157.1 million as of December 31, 2020, representing 13% of total assets. As explained in Note 1 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monolithic Power Systems Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Monolithic Power Systems, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 1, 2019

We began serving as the Company’s auditor in 1999.  In 2019, we became the predecessor auditor.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$334,944	$172,960
Short-term investments	260,169	282,437
Accounts receivable, net	66,843	52,704
Inventories	157,062	127,500
Other current assets	22,980	19,605
Total current assets	841,998	655,206
Property and equipment, net	281,528	228,315
Goodwill	6,571	6,571
Deferred tax assets, net	18,556	17,193
Other long-term assets	59,838	49,090
Total assets	$1,208,491	$956,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,169	$27,271
Accrued compensation and related benefits	45,840	26,164
Other accrued liabilities	62,960	44,790
Total current liabilities	146,969	98,225
Income tax liabilities	37,062	37,596
Other long-term liabilities	57,873	47,063
Total liabilities	241,904	182,884
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 45,267 and 43,616, respectively	657,701	549,517
Retained earnings	298,746	229,450
Accumulated other comprehensive income (loss)	10,140	(5,476)
Total stockholders’ equity	966,587	773,491
Total liabilities and stockholders’ equity	$1,208,491	$956,375

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$844,452	$627,921	$582,382
Cost of revenue	378,498	281,596	259,714
Gross profit	465,954	346,325	322,668
Operating expenses:
Research and development	137,598	107,757	93,455
Selling, general and administrative	161,670	133,542	113,803
Litigation expense	7,804	2,464	1,922
Total operating expenses	307,072	243,763	209,180
Income from operations	158,882	102,562	113,488
Other income, net	10,460	10,558	4,994
Income before income taxes	169,342	113,120	118,482
Income tax expense	4,967	4,281	13,214
Net income	$164,375	$108,839	$105,268

Net income per share:
Basic	$3.67	$2.52	$2.49
Diluted	$3.50	$2.38	$2.36
Weighted-average shares outstanding:
Basic	44,840	43,165	42,247
Diluted	47,014	45,763	44,602

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$164,375	$108,839	$105,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,150	(1,706)	(7,082)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $(325), $(203) and $209, respectively	1,466	1,773	(274)
Other comprehensive income (loss), net of tax	15,616	67	(7,356)
Comprehensive income	$179,991	$108,906	$97,912

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2018	41,614	$376,586	$143,608	$1,813	$522,007
Net income	-	-	105,268	-	105,268
Other comprehensive loss	-	-	-	(7,356)	(7,356)
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(54,527)	-	(54,527)
Common stock issued under the employee equity incentive plan	858	10,637	-	-	10,637
Common stock issued under the employee stock purchase plan	33	3,028	-	-	3,028
Stock-based compensation expense	-	60,657	-	-	60,657
Cumulative effect of a change in accounting principles	-	-	379	-	379
Balance as of December 31, 2018	42,505	450,908	194,728	(5,543)	640,093
Net income	-	-	108,839	-	108,839
Other comprehensive income	-	-	-	67	67
Dividends and dividend equivalents declared ($1.60 per share)	-	-	(74,117)	-	(74,117)
Common stock issued under the employee equity incentive plan	1,083	16,650	-	-	16,650
Common stock issued under the employee stock purchase plan	28	3,277	-	-	3,277
Stock-based compensation expense	-	78,682	-	-	78,682
Balance as of December 31, 2019	43,616	549,517	229,450	(5,476)	773,491
Net income	-	-	164,375	-	164,375
Other comprehensive income	-	-	-	15,616	15,616
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(95,079)	-	(95,079)
Common stock issued under the employee equity incentive plan	1,623	18,767	-	-	18,767
Common stock issued under the employee stock purchase plan	28	3,819	-	-	3,819
Stock-based compensation expense	-	85,598	-	-	85,598
Balance as of December 31, 2020	45,267	$657,701	$298,746	$10,140	$966,587

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$164,375	$108,839	$105,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,186	14,867	12,311
Amortization of premium on available-for-sale securities	2,979	729	1,353
(Gain) loss on deferred compensation plan investments	(4,592)	(3,806)	255
Deferred taxes, net	(1,627)	(577)	(843)
Stock-based compensation expense	85,551	78,699	60,607
Other	(1,072)	(259)	22
Changes in operating assets and liabilities:
Accounts receivable	(14,123)	2,512	(18,079)
Inventories	(29,503)	8,865	(37,060)
Other assets	(3,003)	(10,204)	(1,075)
Accounts payable	10,410	3,048	871
Accrued compensation and related benefits	18,524	7,496	3,806
Income tax liabilities	747	(1,355)	6,923
Other accrued liabilities	19,951	7,449	7,092
Net cash provided by operating activities	267,803	216,303	141,451
Cash flows from investing activities:
Purchases of property and equipment	(55,639)	(95,806)	(22,526)
Proceeds from sales of property and equipment	29	9,268	-
Acquisition of in-place leases	-	(981)	-
Purchases of short-term investments	(334,947)	(212,562)	(99,199)
Proceeds from maturities and sales of short-term investments	357,092	135,801	109,131
Purchases of long-term investments	(3,316)	-	-
Proceeds from sales of long-term investments	300	250	2,000
Contributions to deferred compensation plan, net	(2,696)	(3,082)	(4,146)
Net cash used in investing activities	(39,177)	(167,112)	(14,740)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(5,357)	(683)	(749)
Proceeds from common stock issued under the employee equity incentive plan	18,767	16,650	10,637
Proceeds from common stock issued under the employee stock purchase plan	3,819	3,277	3,028
Dividends and dividend equivalents paid	(88,786)	(67,294)	(47,475)
Net cash used in financing activities	(71,557)	(48,050)	(34,559)
Effect of change in exchange rates	4,926	(883)	(2,208)
Net increase in cash, cash equivalents and restricted cash	161,995	258	89,944
Cash, cash equivalents and restricted cash, beginning of period	173,076	172,818	82,874
Cash, cash equivalents and restricted cash, end of period	$335,071	$173,076	$172,818
Supplemental disclosures for cash flow information:
Cash paid for taxes	$1,405	$10,700	$7,134
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$7,839	$7,803	$1,737
Liability accrued for dividends and dividend equivalents	$27,507	$21,955	$16,319

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, contingencies and income tax valuation allowances.  Actual results could differ from these estimates and assumptions, and any such differences  may be material to the Company’s consolidated financial statements.

The COVID-19 outbreak has significantly affected the global economy and is disrupting business operations worldwide for an unknown period of time until the disease is contained. Although these events did not adversely affect the Company’s overall operating results and financial condition for the year ended December 31, 2020, they could have a negative impact on the Company’s business operations in future periods. However, the Company is currently unable to predict the size and duration of such impact.

As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. The Company’s cash equivalents include short-term, highly liquid investments purchased with remaining maturities at the date of purchase of three months or less. The Company’s short-term investments may consist of corporate debt securities, certificates of deposit, commercial paper and government agency bonds and treasuries, and the long-term investments consist of government-backed student loan auction-rate securities and non-marketable equity investments.

The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that  may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods.

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

Foreign Currency

In general, the functional currency of the Company’s international subsidiaries is the local currency. The primary subsidiaries are located in China, Taiwan and Europe, which utilize the Renminbi, the New Taiwan Dollar and the Euro as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

In addition, the Company incurs foreign currency exchange gain or loss related to certain intercompany transactions between the U.S. and its foreign subsidiaries that are denominated in a currency other than the functional currency. In connection with the settlement and remeasurement of the balances, the Company recorded foreign currency exchange gain (loss) of $(1.4) million, $(0.3) million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were reported in other income, net, on the Consolidated Statements of Operations.

Cash Equivalents and Debt Investments

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. The Company may classify investments with maturities beyond one year as short-term based on the nature of the investments and their availability for use in current operations.

Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term debt investments are classified as available-for-sale securities and are stated at their fair market value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Premiums and discounts on debt investments are generally amortized or accreted over the life of the related available-for-sale securities. Interest income is recognized when earned. The cost of investments sold is determined on a specific identification method.

Available-for-sale investments are subject to impairment reviews when the fair value is below the amortized cost basis. If the Company determines that the decline in fair value below the amortized cost basis is due to credit-related factors, the impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to earnings. An impairment that is not credit-related is recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. If the Company intends to sell the impaired investments, or more likely than not will be required to sell such investments before recovering the amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the amortized cost basis.

Equity Investments

Equity investments in privately held companies without readily determinable fair values are accounted for under the measurement alternative, provided that the Company does not have the ability to exercise significant influence or control over the investees. The Company measures the investments at cost, less any impairment, and adjusts the carrying value of the investments to fair value resulting from observable transactions for identical or similar investments of the same issuer. The Company records the investments in other long-term assets on the Consolidated Balance Sheets, and gains and losses on the investments are recognized in other income, net, on the Consolidated Statements of Operations.

The Company monitors its non-marketable equity investments for impairment indicators, such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist for a security and the fair value is below the carrying amount, the Company writes down the security to fair value.

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

The Company tests goodwill for impairment at least annually in the fourth quarter of each year, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, then a quantitative goodwill impairment test is performed to measure the impairment loss. No impairment of goodwill has been identified in any of the periods presented.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense on the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies, mutual funds and money market funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies, and at the fair value of the mutual funds and money market funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund and money market fund investments are included in other income, net, on the Consolidated Statements of Operations. The following table summarizes the deferred compensation plan balances on the Consolidated Balance Sheets (in thousands):

	December 31,
	2020	2019
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$19,222	$16,883
Fair value of mutual funds and money market funds	26,924	21,975
Total	$46,146	$38,858

Deferred compensation plan assets reported in:
Other long-term assets	$46,146	$38,858

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$155	$425
Other long-term liabilities	48,280	39,665
Total	$48,435	$40,090

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with only service conditions is determined based on the grant date stock price. The fair value of all other awards is determined based on the following valuation methods:

Type of Awards	Valuation Method
RSUs with performance conditions	Black-Scholes model
RSUs with market conditions	Monte Carlo simulation model
RSUs with both performance and market conditions	Monte Carlo simulation model
Shares issued under the ESPP	Black-Scholes model

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to performance or market conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with only performance conditions, as well as awards containing both market and performance conditions, the Company recognizes compensation expense when the performance goals are achieved, or when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as the Company’s business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied as a result of management’s assessment.

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

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income (loss) presented on the Consolidated Balance Sheets primarily consists of unrealized gains or losses related to available-for-sale investments and foreign currency translation adjustments.

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

In  January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company adopted the standard in the first quarter of 2020 and the adoption did not have a material impact on its annual goodwill impairment test.

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

Recent Accounting Pronouncement Not Yet Adopted as of  December 31, 2020

In  December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard will be effective for annual reporting periods beginning after  December 15, 2020. Early adoption is permitted. The standard will generally be applied prospectively, with certain exceptions. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation:

●	Long-term investments, which were previously presented separately on the Consolidated Balance Sheets, are now reported within other long-term assets.
●	Gains and losses on the disposal and sale of property and equipment, which were previously presented separately under operating activities on the Consolidated Statements of Cash Flows, are now reported within the “other” line item under operating activities.
●

Accrued purchases of property and equipment, which were previously reported within the "other" line item under other accrued liabilities in Note 5, are now reported separately under other accrued liabilities.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested ICs, as well as dies in wafer form. These product sales accounted for 97%, 99% and 98% of the Company’s total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 16 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, OEMs, ODMs and EMS providers. For the years ended December 31, 2020, 2019 and 2018, 81%, 83% and 87%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  December 31, 2020 and 2019, accounts receivable totaled $66.8 million and $52.7 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of December 31, 2020, the Company did not record any allowance for credit losses, and as of December 31, 2019, the Company did not record any allowance for doubtful accounts.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of  December 31, 2020 and 2019, customer prepayments totaled $7.2 million and $3.4 million, respectively. The increase in the customer prepayment balance for the year ended December 31, 2020 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the year ended December 31, 2020, the Company recognized $3.4 million of revenue that was included in the customer prepayment balance as of December 31, 2019.

Practical Expedients

The Company has elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

The Company’s standard payment terms generally require customers to pay 30 to 90 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within a quarter. The Company has elected not to determine whether contracts with customers contain significant financing components.

The Company’s unsatisfied performance obligations primarily include products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations.

3.  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	December 31,
	2020	2019
Cash	$300,609	$144,860
Money market funds	34,335	28,100
Corporate debt securities	249,671	260,950
Commercial paper	2,999	1,994
U.S. treasuries and government agency bonds	7,499	19,493
Auction-rate securities backed by student-loan notes	2,861	3,138
Total	$597,974	$458,535

	December 31,
	2020	2019
Reported as:
Cash and cash equivalents	$334,944	$172,960
Short-term investments	260,169	282,437
Investment within other long-term assets	2,861	3,138
Total	$597,974	$458,535

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$97,773	$98,036
Due in 1 - 5 years	160,316	162,133
Due in greater than 5 years	3,020	2,861
Total	$261,109	$263,030

For the year ended December 31, 2020, the Company recognized gross realized gains of $1.1 million on the sale of investments. Gross realized gains were not material for the years ended December 31, 2019 and 2018. Gross realized losses were not material for any period presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,335	$-	$-	$34,335
Corporate debt securities	247,591	2,177	(97)	249,671
Commercial paper	2,999	-	-	2,999
U.S. treasuries and government agency bonds	7,499	2	(2)	7,499
Auction-rate securities backed by student-loan notes	3,020	-	(159)	2,861
Total	$295,444	$2,179	$(258)	$297,365

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,100	$-	$-	$28,100
Corporate debt securities	260,645	383	(78)	260,950
Commercial paper	1,994	-	-	1,994
U.S. treasuries and government agency bonds	19,487	7	(1)	19,493
Auction-rate securities backed by student-loan notes	3,320	-	(182)	3,138
Total	$313,546	$390	$(261)	$313,675

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,144	$(97)	$-	$-	$59,144	$(97)
U.S. treasuries and government agency bonds	5,998	(2)	-	-	5,998	(2)
Auction-rate securities backed by student-loan notes	-	-	2,861	(159)	2,861	(159)
Total	$65,142	$(99)	$2,861	$(159)	$68,003	$(258)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$82,126	$(63)	$11,136	$(15)	$93,262	$(78)
U.S. treasuries and government agency bonds	993	(1)	-	-	993	(1)
Auction-rate securities backed by student-loan notes	-	-	3,138	(182)	3,138	(182)
Total	$83,119	$(64)	$14,274	$(197)	$97,393	$(261)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of  December 31, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. As of  December 31, 2019, the Company did not consider the impairment of its investments to be other-than-temporary. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 25 years.  The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.3 million, or 93% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In November 2020, the Company made an equity investment in a privately held company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee. As of December 31, 2020, the Company’s investment had a carrying value of $3.4 million. The Company did not record any impairment or adjustments resulting from observable price changes for the year ended December 31, 2020.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amounts reported on the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$334,944	$172,960
Restricted cash included in other long-term assets	127	116
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$335,071	$173,076

As of  December 31, 2020 and 2019, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value of the financial assets measured on a recurring basis (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$34,335	$34,335	$-	$-
Corporate debt securities	249,671	-	249,671	-
Commercial paper	2,999	-	2,999	-
U.S. treasuries and government agency bonds	7,499	-	7,499	-
Auction-rate securities backed by student-loan notes	2,861	-	-	2,861
Mutual funds and money market funds under deferred compensation plan	26,924	26,924	-	-
Total	$324,289	$61,259	$260,169	$2,861

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$28,100	$28,100	$-	$-
Corporate debt securities	260,950	-	260,950	-
Commercial paper	1,994	-	1,994	-
U.S. treasuries and government agency bonds	19,493	-	19,493	-
Auction-rate securities backed by student-loan notes	3,138	-	-	3,138
Mutual funds and money market funds under deferred compensation plan	21,975	21,975	-	-
Total	$335,650	$50,075	$282,437	$3,138

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
●

Level 2 —includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s level 3 assets consist of government-backed student loan auction-rate securities. The following table provides a rollforward of the fair value of the auction-rate securities (in thousands):

Balance at January 1, 2019	$3,241
Change in unrealized gain included in other comprehensive income	147
Sale and settlement at par	(250)
Balance at December 31, 2019	3,138
Change in unrealized gain included in other comprehensive income	23
Sale and settlement at par	(300)
Balance at December 31, 2020	$2,861

The Company determined the fair value of the auction-rate securities using a discounted cash flow model with the following assumptions:

	December 31,
	2020 (1)				2019
Time-to-liquidity (in years)	2	-	3	(2.5)	2	-	3
Discount rate	3.5%	-	7.9%	(5.6%)	4.0%	-	8.3%

(1)	The parenthetical value represents the weighted average assumption, which was calculated based on the relative fair value of the securities.

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

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$25,503	$22,872
Work in process	77,100	42,681
Finished goods	54,459	61,947
Total	$157,062	$127,500

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2020	2019
RSU tax withholding proceeds receivable	$12,504	$6,106
Prepaid expense	5,032	7,991
Accrued interest receivable	1,914	2,490
Assets for product returns	1,684	1,585
Other	1,846	1,433
Total	$22,980	$19,605

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2020	2019
Land	$35,432	$35,040
Production equipment and software	163,317	134,292
Buildings and improvements	142,869	131,057
Transportation equipment	18,396	16,510
Leasehold improvements	8,705	6,583
Furniture and fixtures	6,383	4,660
Construction in progress	49,575	19,104
Property and equipment, gross	424,677	347,246
Less: accumulated depreciation and amortization	(143,149)	(118,931)
Total	$281,528	$228,315

Depreciation and amortization expense on property and equipment was $18.9 million, $14.5 million and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred compensation plan assets	$46,146	$38,858
Operating lease ROU assets	3,719	2,863
Prepaid expense	2,340	2,687
Debt investment	2,861	3,138
Equity investment in a privately held company	3,400	-
Other	1,372	1,544
Total	$59,838	$49,090

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Dividends and dividend equivalents	$26,435	$21,747
Stock rotation and sales returns	6,005	5,530
Accrued purchases of property and equipment	5,841	4,678
Income tax payable	3,755	2,435
Customer prepayments	7,238	3,412
Commissions	1,107	1,425
Operating lease liabilities	1,406	1,254
Warranty	6,895	1,139
Other	4,278	3,170
Total	$62,960	$44,790

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred compensation plan liabilities	$48,280	$39,665
Dividend equivalents	7,871	6,265
Operating lease liabilities	1,693	1,103
Other	29	30
Total	$57,873	$47,063

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

As of December 31, 2020 and 2019, operating lease ROU assets totaled $3.7 million and $2.9 million, respectively. As of December 31, 2020 and 2019, operating lease liabilities totaled $3.1 million and $2.4 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Year Ended December 31,
	2020	2019
Lease costs:
Operating lease costs	$1,488	$1,509
Other	300	465
Total lease costs	$1,788	$1,974

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,526	$1,364
ROU assets obtained in exchange for new operating lease liabilities (1)	$2,181	$3,667

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.7	2.1
Weighted-average discount rate	2.7%	3.7%

(1)	For the year ended December 31, 2019, the amount includes $2.3 million for operating leases existing on January 1, 2019, the adoption date of ASU No. 2016-02, Leases (Topic 842).

As of  December 31, 2020, the maturities of the lease liabilities were as follows (in thousands):

2021	$1,491
2022	993
2023	405
2024	199
2025	139
Total remaining lease payments	3,227
Less: imputed interest	(128)
Total lease liabilities	$3,099
Reported as:
Current liabilities	$1,406
Long-term liabilities	$1,693

As of  December 31, 2020, the Company had additional operating leases that have not yet commenced with future lease obligations of $4.6 million. The leases will commence in various periods in 2021 with lease terms ranging from less than one year to four years.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from two years to four years. Some of these leases include options to renew the lease term for up to five years.

For the years ended December 31, 2020 and 2019, income related to lease payments was $1.9 million and $1.8 million, respectively. As of December 31, 2020, future income related to lease payments was as follows (in thousands):

2021	$2,153
2022	2,073
2023	1,400
2024	553
2025	59
Total	$6,238

8.  STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  December 31, 2020, 6.0 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2,592	$2,409	$1,888
Research and development	20,033	19,584	15,990
Selling, general and administrative	62,926	56,706	42,729
Total stock-based compensation expense	$85,551	$78,699	$60,607
Tax benefit related to stock-based compensation (1)	$1,855	$2,754	$4,383
______________
(1)   Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	258	$66.30	2,266	$48.59	1,620	$23.57	4,144	$39.91
Granted	133	$114.36	630 (1)	$85.06	600	$68.48	1,363	$80.62
Vested	(136)	$60.23	(717)	$41.08	-	$-	(853)	$44.13
Forfeited	(15)	$82.20	(5)	$63.16	(1)	$68.48	(21)	$76.92
Outstanding at December 31, 2018	240	$95.38	2,174	$61.61	2,219	$35.69	4,633	$50.94
Granted	52	$141.32	512 (1)	$99.88	-	$-	564	$103.68
Vested	(103)	$81.53	(656)	$53.72	(324)	$23.57	(1,083)	$47.34
Forfeited	(9)	$117.31	(43)	$42.72	(9)	$68.48	(61)	$57.01
Outstanding at December 31, 2019	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16
Granted	76	$189.28	627 (1)	$173.40	-	$-	703	$175.12
Vested	(86)	$110.67	(1,213)	$59.03	(324)	$23.57	(1,623)	$54.70
Forfeited	(9)	$138.34	(11)	$84.48	(8)	$68.48	(28)	$96.35
Outstanding at December 31, 2020	161	$151.62	1,390	$132.60	1,554	$40.40	3,105	$87.42

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $326.2 million, $138.3 million and $90.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the total intrinsic value of all outstanding RSUs was $1.1 billion, based on the closing stock price of $366.23. As of December 31, 2020, unamortized compensation expense related to all outstanding RSUs was $136.3 million with a weighted-average remaining recognition period of approximately 2.2 years.

Cash proceeds from vested PSUs with a purchase price totaled $18.8 million, $16.6 million and $10.6 million for the years ended  December 31, 2020, 2019 and 2018, respectively.

Time-Based RSUs

For the years ended December 31, 2020, 2019 and 2018, the Compensation Committee granted 76,000, 52,000 and 133,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

The 2020 Executive PSUs and the 2020 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during the performance period is $30 higher than the grant date stock price of $182.62. This market condition was achieved in the second quarter of 2020. The Company determined the grant date fair value of the 2020 Executive PSUs and the 2020 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $182.62, simulation term of 2.0 years, expected volatility of 33.6%, risk-free interest rate of 1.4%, and expected dividend yield of 1.1%.

2020 MPSUs:

In  July 2020, the Compensation Committee granted 43,000 MPSUs to the executive officers and 2,000 MPSUs to certain key employees, which represented a target number of shares that could be earned based on the achievement of both market and performance conditions (“2020 MPSUs”).  The maximum number of shares that an employee could earn was 500% of the target number of the 2020 MPSUs. The market conditions consisted of five stock price targets ranging from $260 to $300 with a performance period through  July 20, 2023, and the performance condition consisted of one business operating goal related to a revenue target for certain customers with a performance period through  December 31, 2021. As of December 31, 2020, the Company has achieved all five price targets and the operating goal, and a total of 221,000 shares were awarded to the employees. 75% of the 2020 MPSUs will vest on  July 20, 2023 and 25% of the 2020 MPSUs will vest on  July 20, 2024. All vested shares will be subject to a post-vesting sales restriction period of one year. Based on the actual achievement of the market and performance goals, the total stock-based compensation cost for the 2020 MPSUs is $42.1 million.

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

2019 PSUs:

In  February 2019, the Compensation Committee granted 151,000 PSUs to the executive officers, which represented a target number of shares that could be earned based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2019 Executive PSUs. Based on the actual revenue achievement at the end of the performance period, a total of 454,000 shares were awarded to the executive officers. 50% of the 2019 Executive PSUs will vest in the first quarter of 2021. The remaining 2019 Executive PSUs will vest over the following two years on a quarterly basis. Based on the actual achievement of performance goals, the total stock-based compensation cost for the 2019 Executive PSUs is $46.6 million.

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

In  October 2018, the Compensation Committee granted 53,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned based on the Company’s 2020 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2019 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 100,000 shares were awarded to the employees. 50% of the 2019 Non-Executive PSUs will vest in the first quarter of 2021. The remaining 2019 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Based on the actual achievement of performance goals, the total stock-based compensation cost for the 2019 Non-Executive PSUs is $8.1 million.

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

2018 PSUs:

In  February 2018, the Compensation Committee granted 188,000 PSUs to the executive officers, which represented a target number of shares that could be earned based on the Company’s average two-year (2018 and 2019) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2018 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2018 Executive PSUs.  Based on the actual revenue achievement at the end of the performance period, a total of 558,000 shares were awarded to the executive officers. 50% of the 2018 Executive PSUs vested in the first quarter of 2020. The remaining 2018 Executive PSUs vest over the following two years on a quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2018 Executive PSUs is $45.6 million.

In  February 2018, the Compensation Committee granted 44,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned based on the Company’s 2019 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2018 and 2019) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2018 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2018 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual achievement at the end of the performance period, a total of 75,000 shares were awarded to the employees. 50% of the 2018 Non-Executive PSUs vested in the first quarter of 2020. The remaining 2018 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of performance goals, the total stock-based compensation cost for the 2018 Non-Executive PSUs is $6.0 million.

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

2015 MPSUs:

In December 2015, the Compensation Committee granted 86,000 MPSUs to the executive officers and 41,000 MPSUs to certain non-executive employees, which represented a target number of shares that could be earned upon achievement of both market conditions and performance conditions (“2015 MPSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2015 MPSUs. The 2015 MPSUs consisted of four separate tranches with various performance periods all ended on  December 31, 2019. The first tranche contained market conditions only, which required the achievement of five stock price targets ranging from $71.36 to $95.57 with a performance period from  January 1, 2016 to  December 31, 2019.

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

A total of 0.6 million shares were awarded to the employees. The 2015 MPSUs vested on  January 1, 2020, with post-vesting sales restrictions on the vested shares for up to an additional two years.

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

MSUs

2018 MSUs:

In  October 2018, the Compensation Committee granted 60,000 MSUs to the executive officers and 60,000 MSUs to certain non-executive employees, which represented a target number of shares that could be earned upon achievement of stock price targets (“2018 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2018 MSUs if the Company achieved five stock price targets ranging from $140 to $172 during a performance period from October 26, 2018 to December 31, 2023. As of December 31, 2019, all stock price targets have been achieved and the employees were awarded a total of 0.6 million shares. The 2018 MSUs will vest on  January 1, 2024, with post-vesting sales restrictions on the vested shares for up to an additional two years. The total stock-based compensation cost for the 2018 MSUs, excluding cancelled shares for the terminated employees, is $39.9 million.

The Company determined the grant date fair value of the 2018 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $108.43, expected volatility of 31.6%, a risk-free interest rate of 3.0%, and an illiquidity discount of 8.7% to account for the post-vesting sales restrictions.

2013 MSUs:

In December 2013, the Compensation Committee granted 276,000 MSUs to the executive officers and 84,000 MSUs to certain non-executive employees, which represented a target number of shares that could be earned upon achievement of stock price targets (“2013 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2013 MSUs if the Company achieved five price targets ranging from $40 to $56 during a performance period from January 1, 2014 to December 31, 2018. As of December 31, 2015, all stock price targets have been achieved and the employees were awarded a total of 1.8 million shares. The 2013 MSUs vest quarterly from January 1, 2019 to December 31, 2023. The total stock-based compensation cost for the 2013 MSUs, excluding cancelled shares for the terminated employees, is $38.2 million.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7% and a risk-free interest rate of 1.6%. There was no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

ESPP

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period, or purchase shares having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the Internal Revenue Code and applicable treasury regulations. The ESPP provides for an annual increase by an amount equal to the least of one million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. As of December 31, 2020, 4.5 million shares were available for future issuance. The ESPP will expire in November 2024.

For the years ended December 31, 2020, 2019 and 2018, 28,000, 28,000 and 33,000 shares, respectively, were issued. The intrinsic value of the shares issued was $2.5 million, $0.7 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The unamortized expense was $0.2 million as of December 31, 2020, which will be recognized through the first quarter of 2021. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Expected volatility	48.9%	37.0%	29.5%
Risk-free interest rate	0.8%	2.2%	2.0%
Dividend yield	0.9%	1.1%	1.0%

Cash proceeds from the shares issued under the ESPP were $3.8 million, $3.3 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Year Ended December 31,
	2020	2019	2018
Dividend declared per share	$2.00	$1.60	$1.20
Total amount	$89,832	$69,196	$50,803

As of  December 31, 2020 and 2019, accrued dividends totaled $22.6 million and $17.4 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  December 31, 2020 and 2019, accrued dividend equivalents totaled $11.7 million and $10.6 million, respectively.

10. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$9,327	$7,305	$6,321
Amortization of premium on available-for-sale securities	(2,979)	(729)	(1,353)
Gain (loss) on deferred compensation plan investments	4,592	3,806	(1,022)
Foreign currency exchange gain (loss)	(1,364)	(310)	953
Other	884	486	95
Total	$10,460	$10,558	$4,994

11.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$164,375	$108,839	$105,268

Denominator:
Weighted-average outstanding shares - basic	44,840	43,165	42,247
Effect of dilutive securities	2,174	2,598	2,355
Weighted-average outstanding shares - diluted	47,014	45,763	44,602

Net income per share:
Basic	$3.67	$2.52	$2.49
Diluted	$3.50	$2.38	$2.36

Anti-dilutive common stock equivalents were not material in any of the periods presented.

12.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$39,286	$(4,134)	$(13,151)
Foreign	130,056	117,254	131,633
Income before income taxes	$169,342	$113,120	$118,482

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$2,842	$1,682	$11,023
State	(1)	8	4
Foreign	3,814	3,105	2,992
Deferred:
Federal	(1,221)	(213)	(797)
Foreign	(467)	(301)	(8)
Income tax expense	$4,967	$4,281	$13,214

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income at lower rates	(15.2)	(20.7)	(22.0)
Impact of the 2017 Tax Act:
One-time deemed repatriation transition tax	-	-	0.6
GILTI	11.1	11.0	14.4
Changes in valuation allowance	1.6	2.1	-
Stock-based compensation	(11.2)	(1.5)	(1.1)
Tax credits, net of reserves	(3.8)	(6.2)	(1.9)
State income taxes	(1.6)	(0.7)	-
Other adjustments	1.0	(1.2)	0.2
Effective tax rate	2.9%	3.8%	11.2%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Tax credits	$23,501	$18,080
Stock-based compensation	2,392	6,237
Deferred compensation	7,895	7,110
Net operating losses	1,150	615
Other expenses not currently deductible	4,617	2,323
Deferred tax assets, gross	39,555	34,365
Valuation allowance	(18,190)	(15,411)
Deferred tax assets, net of valuation allowance	21,365	18,954
Deferred tax liabilities:
Depreciation and amortization	(1,600)	(1,259)
Undistributed foreign earnings	(77)	(77)
Other expenses currently deductible	(1,132)	(425)
Deferred tax liabilities	(2,809)	(1,761)
Net deferred tax assets	$18,556	$17,193

 GILTI:

 The Company accounts for GILTI as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2020 and 2019, the Company has evaluated the realization of its deferred tax assets and recorded a valuation allowance for assets that do not meet the more-likely-than-not recognition threshold.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from its Bermuda subsidiary on an ongoing basis to fund its future U.S.-based expenditures and dividends.  For the years ended December 31, 2020 and 2019, the Company repatriated $30 million and $75 million from its Bermuda subsidiary, respectively.

For all other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund their operations and research and development. As of December 31, 2020 and 2019, the undistributed earnings were approximately $27.7 million and $32.9 million, respectively. An actual repatriation of the undistributed earnings could be subject to additional foreign withholding taxes and U.S. state taxes. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the unrecognized state and withholding deferred tax liability is not practicable at this time due to the complexities associated with the hypothetical calculation.

Other Income Tax Provision Matters

As of December 31, 2020, the Company did not have federal net operating loss carryforwards. As of December 31, 2020, the state net operating loss carryforwards for income tax purposes were $20.2 million, which will expire beginning in 2024.

As of December 31, 2020, the Company had $7.1 million R&D tax credit carryforwards for federal income tax purposes, which will begin to expire in 2040, and $30.5 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

At December 31, 2020, the Company had $33.5 million of unrecognized tax benefits, $24.3 million of which would affect its effective tax rate if recognized after considering the valuation allowance. At December 31, 2019, the Company had $25.4 million of unrecognized tax benefits, $17.3 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2018	$16,272
Increase for tax position of prior year	1,474
Increase for tax position of current year	2,957
Decrease due to lapse of statute of limitation	(212)
Balance as of December 31, 2018	20,491
Increase for tax position of prior year	1,589
Increase for tax position of current year	4,663
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(776)
Balance as of December 31, 2019	25,407
Increase for tax position of current year	9,782
Decrease for tax position of prior year	(907)
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(223)
Balance as of December 31, 2020	$33,499

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2020 and 2019, the Company has $2.4 million and $1.6 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities on the Consolidated Balance Sheets.

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

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China through 2030 and 2023, respectively, for performing research and development activities.

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

13.  COMMITMENTS AND CONTINGENCIES

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$1,139	$4,564	$2,416
Warranty provision for product sales	7,584	891	6,586
Settlements made	(843)	(2,768)	(1,402)
Unused warranty provision	(985)	(1,548)	(3,036)
Balance at end of period	$6,895	$1,139	$4,564

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

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of December 31, 2020, the Company’s outstanding purchase obligations totaled approximately $211.5 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of December 31, 2020, there were no material pending legal proceedings to which the Company was a party.

14.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the U.S. who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2020, 2019 and 2018.

15.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Year Ended December 31,
Customer	2020	2019	2018
Distributor A	24%	23%	22%
Distributor B	11%	*	10%

* Represents less than 10%.

The Company’s agreements with these third-party customers were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with either of the distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the customer.

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	December 31,
	2020	2019
Distributor A	24%	24%
Distributor B	21%	11%
Value-added reseller A	13%	13%
Direct customer A	10%	*

* Represents less than 10%.

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

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2020	2019	2018
China	$516,519	$382,740	$334,726
Taiwan	109,256	73,801	75,307
Europe	56,329	49,467	49,484
South Korea	64,093	43,900	41,238
Southeast Asia	42,403	32,031	36,495
Japan	35,461	27,812	26,853
United States	20,098	17,836	17,621
Other	293	334	658
Total	$844,452	$627,921	$582,382

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2020	2019	2018
DC to DC	$800,478	$589,651	$537,512
Lighting Control	43,974	38,270	44,870
Total	$844,452	$627,921	$582,382

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2020	2019	2018
China	$151,752	$113,888	$93,096
United States	101,768	94,671	39,054
Taiwan	18,797	17,652	16,972
Other	9,211	2,104	879
Total	$281,528	$228,315	$150,001

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$(1,638)	$(3,905)	$(5,543)
Other comprehensive income (loss) before reclassifications	1,977	(1,706)	271
Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)
Tax effect	(203)	-	(203)
Net current period other comprehensive income (loss)	1,773	(1,706)	67
Balance as of December 31, 2019	135	(5,611)	(5,476)
Other comprehensive income before reclassifications	2,878	14,150	17,028
Amounts reclassified from accumulated other comprehensive income (loss)	(1,087)	-	(1,087)
Tax effect	(325)	-	(325)
Net current period other comprehensive income	1,466	14,150	15,616
Balance as of December 31, 2020	$1,601	$8,539	$10,140

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in other income, net, on the Consolidated Statements of Operations.

18. SUBSEQUENT EVENT

Cash Dividend Increase

In February 2021, the Company’s Board of Directors approved an increase in quarterly cash dividends from $0.50 per share to $0.60 per share.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have implemented work-from-home arrangements in accordance with local shelter-in-place orders and other governmental restrictions in the United States and certain international locations during the year ended December 31, 2020. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2021 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1 (3)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+ (4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+ (5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+ (6)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+ (7)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+ (8)	Employment Agreement with Jim Moyer.

10.6+(9)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.7+(10)	Letter Agreement with Victor Lee.

10.8+(11)	Letter Agreement with Jeff Zhou.

10.9+(12)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.10+(13)	Letter Agreement with Eugen Elmiger.

10.11+(14)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.12+(15)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.13+(16)	Employment Agreement with Bernie Blegen.

10.14+(17)	Employment Agreement with Saria Tseng and Amendment thereof.

10.15+(18)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.16+(19)	Forms of Grant Agreements under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference to Exhibit 4.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.

(5)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(6)	Incorporated by reference to Exhibit 10.7 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.
(7)	Incorporated by reference to Exhibit 10.8 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.3 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.
(8)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-117327), filed with the Securities and Exchange Commission on July 13, 2004.
(9)	Incorporated by reference to Exhibit 10.10 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 11, 2008 and Exhibit 10.4 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on December 19, 2008.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(12)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(13)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(14)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(15)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(16)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(18)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 29, 2020.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on November 6, 2020.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 1, 2021	By:	/s/ Michael Hsing
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

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