Form 10-Q
period 2021-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2021-05-10
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 45,754,000 shares of the registrant’s common stock issued and outstanding as of May 3, 2021.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$218,368	$334,944
Short-term investments	420,455	260,169
Accounts receivable, net	84,059	66,843
Inventories	175,223	157,062
Other current assets	24,325	22,980
Total current assets	922,430	841,998
Property and equipment, net	297,741	281,528
Goodwill	6,571	6,571
Deferred tax assets, net	17,668	18,556
Other long-term assets	63,782	59,838
Total assets	$1,308,192	$1,208,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,235	$38,169
Accrued compensation and related benefits	56,307	45,840
Other accrued liabilities	74,367	62,960
Total current liabilities	187,909	146,969
Income tax liabilities	37,062	37,062
Other long-term liabilities	61,644	57,873
Total liabilities	286,615	241,904
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 45,737 and 45,267, respectively	699,359	657,701
Retained earnings	315,206	298,746
Accumulated other comprehensive income	7,012	10,140
Total stockholders’ equity	1,021,577	966,587
Total liabilities and stockholders’ equity	$1,308,192	$1,208,491

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$254,455	$165,778
Cost of revenue	113,396	74,331
Gross profit	141,059	91,447
Operating expenses:
Research and development	41,892	25,956
Selling, general and administrative	51,453	32,164
Litigation expense	1,628	2,341
Total operating expenses	94,973	60,461
Income from operations	46,086	30,986
Other income (expense), net	2,587	(1,714)
Income before income taxes	48,673	29,272
Income tax expense (benefit)	3,260	(6,484)
Net income	$45,413	$35,756

Net income per share:
Basic	$1.00	$0.80
Diluted	$0.95	$0.77
Weighted-average shares outstanding:
Basic	45,498	44,455
Diluted	47,711	46,670

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$45,413	$35,756
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,474)	(2,882)
Change in unrealized loss on available-for-sale securities, net of tax of $124 and $55, respectively	(654)	(1,653)
Other comprehensive loss, net of tax	(3,128)	(4,535)
Comprehensive income	$42,285	$31,221

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	45,413	-	45,413
Other comprehensive loss	-	-	-	(3,128)	(3,128)
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,953)	-	(28,953)
Common stock issued under the employee equity incentive plan	460	10,744	-	-	10,744
Common stock issued under the employee stock purchase plan	10	2,293	-	-	2,293
Stock-based compensation expense	-	28,621	-	-	28,621
Balance as of March 31, 2021	45,737	$699,359	$315,206	$7,012	$1,021,577

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2020	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	35,756	-	35,756
Other comprehensive loss	-	-	-	(4,535)	(4,535)
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,741)	-	(23,741)
Common stock issued under the employee equity incentive plan	1,084	11,758	-	-	11,758
Common stock issued under the employee stock purchase plan	15	1,892	-	-	1,892
Stock-based compensation expense	-	18,569	-	-	18,569
Balance as of March 31, 2020	44,715	$581,736	$241,465	$(10,011)	$813,190

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$45,413	$35,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,529	4,328
Amortization of premium on available-for-sale securities	813	494
(Gain) loss on deferred compensation plan investments	(1,177)	3,750
Deferred taxes, net	1,004	3,412
Stock-based compensation expense	28,583	18,562
Other	5	(1)
Changes in operating assets and liabilities:
Accounts receivable	(17,236)	(1,635)
Inventories	(18,151)	(3,994)
Other assets	(2,215)	(10,061)
Accounts payable	13,513	7,185
Accrued compensation and related benefits	10,609	(7,374)
Income tax liabilities	1,800	34
Other accrued liabilities	8,567	963
Net cash provided by operating activities	77,057	51,419
Cash flows from investing activities:
Purchases of property and equipment	(18,970)	(9,951)
Purchases of short-term investments	(201,517)	(101,566)
Proceeds from maturities and sales of short-term investments	38,472	47,397
Proceeds from sales of long-term investments	25	100
Contributions to deferred compensation plan, net	(876)	(438)
Net cash used in investing activities	(182,866)	(64,458)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(563)	(279)
Proceeds from common stock issued under the employee equity incentive plan	10,744	11,758
Proceeds from common stock issued under the employee stock purchase plan	2,293	1,892
Dividends and dividend equivalents paid	(23,467)	(17,427)
Net cash used in financing activities	(10,993)	(4,056)
Effect of change in exchange rates	218	(985)
Net decrease in cash, cash equivalents and restricted cash	(116,584)	(18,080)
Cash, cash equivalents and restricted cash, beginning of period	335,071	173,076
Cash, cash equivalents and restricted cash, end of period	$218,487	$154,996
Supplemental disclosures for cash flow information:
Cash paid for taxes	$377	$279
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$12,963	$10,909
Liability accrued for dividends and dividend equivalents	$29,000	$23,725

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended  December 31, 2020, filed with the SEC on  March 1, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that  may be expected for the year ending  December 31, 2021 or for any other future periods.

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

The COVID-19 pandemic has significantly affected the global economy and is disrupting business operations worldwide for an unknown period of time until the disease is contained. Although these events did not adversely affect the Company’s overall operating results and financial condition for the three months ended  March 31, 2021, they could have a negative impact on the Company’s business operations in future periods. However, the Company is currently unable to predict the size and duration of such impact.

As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

Recently Adopted Accounting Pronouncement

In  December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for annual reporting periods beginning after  December 15, 2020. The standard is generally applied prospectively, with certain exceptions. The Company adopted the standard in the first quarter of 2021 and the adoption did not have a material impact on its condensed consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 97% and 98% of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended March 31, 2021 and 2020, 89% and 80%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2021 and December 31, 2020, accounts receivable totaled $84.1 million and $66.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of March 31, 2021 and December 31, 2020, the Company did not record any allowance for credit losses.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of March 31, 2021 and December 31, 2020, customer prepayments totaled $7.0 million and $7.2 million, respectively. The decrease in the customer prepayment balance for the three months ended March 31, 2021 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the three months ended March 31, 2021, the Company recognized $6.7 million of revenue that was included in the customer prepayment balance as of December 31, 2020.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of March 31, 2021, 5.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$816	$557
Research and development	6,165	4,370
Selling, general and administrative	21,602	13,635
Total stock-based compensation expense	$28,583	$18,562
Tax benefit related to stock-based compensation (1)	$430	$470

(1)	Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	161	$151.62	1,390	$132.60	1,554	$40.40	3,105	$87.42
Granted	25	$374.57	362 (1)	$351.85	-	$-	387	$353.33
Vested	(21)	$139.43	(358)	$92.39	(81)	$23.57	(460)	$82.43
Forfeited	(1)	$163.87	(10)	$86.01	(1)	$68.48	(12)	$94.88
Outstanding at March 31, 2021	164	$187.34	1,384	$200.75	1,472	$41.31	3,020	$122.26

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $159.3 million and $182.1 million for the three months ended  March 31, 2021 and 2020, respectively. As of  March 31, 2021, the total intrinsic value of all outstanding RSUs was $1.0 billion, based on the closing stock price of $353.21. As of  March 31, 2021, unamortized compensation expense related to all outstanding RSUs was $243.9 million with a weighted-average remaining recognition period of approximately 2.1 years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $10.7 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively.

Time-Based RSUs:

For the three months ended  March 31, 2021, the Compensation Committee granted 25,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2021 PSUs:

In  February 2021, the Compensation Committee granted 80,000 PSUs to the executive officers, which represent a target number of shares that can be earned subject to the achievement of two sets of performance goals (“2021 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2021 Executive PSUs based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2021 Executive PSUs will vest in the first quarter of 2023 if the pre-determined revenue goal is met during the performance period. The remaining 2021 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers can earn an additional 100% of the target number of the 2021 Executive PSUs based on the achievement of certain environmental objectives under the environmental, social and governance (“ESG”) initiatives with a performance period through December 31, 2023. The 2021 Executive PSUs will fully vest upon achievement of the ESG goal, but no earlier than December 31, 2022. All vested shares under the ESG goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2021 Executive PSUs is $114.4 million.

In  February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2021 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2021 Non-Executive PSUs will vest in the first quarter of 2023 if the pre-determined performance goals are met during the performance period. The remaining 2021 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $12.5 million.

The 2021 Executive PSUs and the 2021 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time between the grant date and December 31, 2022 is $30 higher than the grant date stock price of $374.57. The Company determined the grant date fair value of the 2021 Executive PSUs and the 2021 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $374.57, simulation term of 4.0 years, expected volatility of 41.4%, risk-free interest rate of 0.3%, and expected dividend yield of 0.6%. In addition, the grant date fair value for the 2021 Executive PSUs subject to the ESG goal included an illiquidity discount of 9.8% to account for the post-vesting sales restrictions.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2021 and 2020, 10,000 and 15,000 shares, respectively, were issued under the ESPP. As of March 31, 2021, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unamortized expense was $0.6 million, which will be recognized through the third quarter of 2021. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	43.3%	31.4%
Risk-free interest rate	0.1%	1.6%
Dividend yield	0.6%	1.1%

Cash proceeds from the shares issued under the ESPP were $2.3 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$26,055	$25,503
Work in process	90,571	77,100
Finished goods	58,597	54,459
Total	$175,223	$157,062

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
RSU tax withholding proceeds receivable	$11,428	$12,504
Prepaid expense	7,225	5,032
Accrued interest receivable	2,126	1,914
Assets for product returns	1,724	1,684
Other	1,822	1,846
Total	$24,325	$22,980

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred compensation plan assets	$48,138	$46,146
Operating lease right-of-use (“ROU”) assets	5,845	3,719
Prepaid expense	2,503	2,340
Debt investment	2,820	2,861
Equity investment in a privately held company	3,180	3,400
Other	1,296	1,372
Total	$63,782	$59,838

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Dividends and dividend equivalents	$31,472	$26,435
Stock rotation and sales returns	6,240	6,005
Accrued purchases of property and equipment	5,339	5,841
Income tax payable	5,545	3,755
Customer prepayments	6,998	7,238
Commissions	1,252	1,107
Operating lease liabilities	1,953	1,406
Warranty	9,941	6,895
Other	5,627	4,278
Total	$74,367	$62,960

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred compensation plan liabilities	$49,837	$48,280
Dividend equivalents	8,323	7,871
Operating lease liabilities	3,454	1,693
Other	30	29
Total	$61,644	$57,873

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

As of March 31, 2021 and December 31, 2020, operating lease ROU assets totaled $5.8 million and $3.7 million, respectively. As of March 31, 2021 and December 31, 2020, operating lease liabilities totaled $5.4 million and $3.1 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Lease costs:
Operating lease costs	$499	$366
Other	121	77
Total lease costs	$620	$443

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$312	$373
ROU assets obtained in exchange for new operating lease liabilities	$2,940	$277

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	3.6	2.7
Weighted-average discount rate	2.3%	2.7%

As of March 31, 2021, the maturities of the lease liabilities were as follows (in thousands):

2021 (remaining nine months)	$1,602
2022	1,582
2023	1,015
2024	829
2025	637
Thereafter	8
Total remaining lease payments	5,673
Less: imputed interest	(266)
Total lease liabilities	$5,407
Reported as:
Current liabilities	$1,953
Long-term liabilities	$3,454

As of March 31, 2021, the Company had one operating lease that has not yet commenced with future lease obligations of $4.0 million. The lease is expected to commence in the second half of 2021 with a contractual lease term of five years.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from one year to four years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended March 31, 2021 and 2020, income related to lease payments was $0.3 million and $0.4 million, respectively. As of  March 31, 2021, future income related to lease payments was as follows (in thousands):

2021 (remaining nine months)	$1,691
2022	2,241
2023	1,568
2024	581
2025	59
Total	$6,140

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$45,413	$35,756

Denominator:
Weighted-average outstanding shares - basic	45,498	44,455
Effect of dilutive securities	2,213	2,215
Weighted-average outstanding shares - diluted	47,711	46,670

Net income per share:
Basic	$1.00	$0.80
Diluted	$0.95	$0.77

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Three Months Ended March 31,
Customer	2021	2020
Distributor A	26%	23%
Distributor B	16%	*
Direct customer A	*	10%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2021	2020
Distributor A	25%	24%
Distributor B	18%	21%
Value-added reseller A	11%	13%
Direct customer A	*	10%

* Represents less than 10%.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended March 31,
Country or Region	2021	2020
China	$153,383	$105,737
Taiwan	30,445	16,540
Europe	20,380	13,072
South Korea	19,287	10,944
Southeast Asia	11,497	8,780
Japan	12,049	6,890
United States	7,302	3,737
Other	112	78
Total	$254,455	$165,778

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2021	2020
DC to DC	$241,429	$156,875
Lighting Control	13,026	8,903
Total	$254,455	$165,778

The following is a summary of long-lived assets by geographic regions (in thousands):

	March 31,	December 31,
Country	2021	2020
China	$167,625	$151,752
United States	101,891	101,768
Taiwan	18,435	18,797
Other	9,790	9,211
Total	$297,741	$281,528

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$6,895	$1,139
Warranty provision for product sales	3,609	541
Settlements made	(313)	(111)
Unused warranty provision	(250)	(425)
Balance at end of period	$9,941	$1,144

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of March 31, 2021, the Company’s outstanding purchase obligations totaled approximately $152.2 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2021, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2021	2020
Cash	$197,744	$300,609
Money market funds	20,624	34,335
Certificates of deposit	106,763	-
Corporate debt securities	306,201	249,671
Commercial paper	-	2,999
U.S. treasuries and government agency bonds	7,491	7,499
Auction-rate securities backed by student-loan notes	2,820	2,861
Total	$641,643	$597,974

	March 31,	December 31,
	2021	2020
Reported as:
Cash and cash equivalents	218,368	334,944
Short-term investments	420,455	260,169
Debt investment within other long-term assets	2,820	2,861
Total	$641,643	$597,974

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$89,085	$89,289
Due in 1 - 5 years	330,053	331,166
Due in greater than 5 years	2,995	2,820
Total	$422,133	$423,275

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$20,624	$-	$-	$20,624
Certificates of deposit	106,763	-	-	106,763
Corporate debt securities	304,876	1,611	(286)	306,201
U.S. treasuries and government agency bonds	7,499	-	(8)	7,491
Auction-rate securities backed by student-loan notes	2,995	-	(175)	2,820
Total	$442,757	$1,611	$(469)	$443,899

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,335	$-	$-	$34,335
Corporate debt securities	247,591	2,177	(97)	249,671
Commercial paper	2,999	-	-	2,999
U.S. treasuries and government agency bonds	7,499	2	(2)	7,499
Auction-rate securities backed by student-loan notes	3,020	-	(159)	2,861
Total	$295,444	$2,179	$(258)	$297,365

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$152,871	$(286)	$-	$-	$152,871	$(286)
U.S. treasuries and government agency bonds	7,491	(8)	-	-	7,491	(8)
Auction-rate securities backed by student-loan notes	-	-	2,820	(175)	2,820	(175)
Total	$160,362	$(294)	$2,820	$(175)	$163,182	$(469)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,144	$(97)	$-	$-	$59,144	$(97)
U.S. treasuries and government agency bonds	5,998	(2)	-	-	5,998	(2)
Auction-rate securities backed by student-loan notes	-	-	2,861	(159)	2,861	(159)
Total	$65,142	$(99)	$2,861	$(159)	$68,003	$(258)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2021 and December 31, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

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

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee. As of  March 31, 2021 and December 31, 2020, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $3.2 million and $3.4 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three months ended March 31, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$218,368	$334,944
Restricted cash included in other long-term assets	119	127
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$218,487	$335,071

As of March 31, 2021 and December 31, 2020, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$20,624	$20,624	$-	$-
Certificates of deposit	106,763	-	106,763	-
Corporate debt securities	306,201	-	306,201	-
U.S. treasuries and government agency bonds	7,491	-	7,491	-
Auction-rate securities backed by student-loan notes	2,820	-	-	2,820
Mutual funds and money market funds under deferred compensation plan	28,252	28,252	-	-
Total	$472,151	$48,876	$420,455	$2,820

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$34,335	$34,335	$-	$-
Corporate debt securities	249,671	-	249,671	-
Commercial paper	2,999	-	2,999	-
U.S. treasuries and government agency bonds	7,499	-	7,499	-
Auction-rate securities backed by student-loan notes	2,861	-	-	2,861
Mutual funds and money market funds under deferred compensation plan	26,924	26,924	-	-
Total	$324,289	$61,259	$260,169	$2,861

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the three months ended March 31, 2021.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2021	2020
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$19,886	$19,222
Fair value of mutual funds and money market funds	28,252	26,924
Total	$48,138	$46,146

Deferred compensation plan assets reported in:
Other long-term assets	$48,138	$46,146

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$396	$155
Other long-term liabilities	49,837	48,280
Total	$50,233	$48,435

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$2,282	$2,374
Amortization of premium on available-for-sale securities	(813)	(494)
Gain (loss) on deferred compensation plan investments	1,177	(3,750)
Foreign currency exchange gain	15	3
Other	(74)	153
Total	$2,587	$(1,714)

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  March 31, 2021 was $3.3 million, or 6.7% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2021	$1,601	$8,539	$10,140
Other comprehensive loss before reclassifications	(754)	(2,474)	(3,228)
Amounts reclassified from accumulated other comprehensive income	(24)	-	(24)
Tax effect	124	-	124
Net current period other comprehensive loss	(654)	(2,474)	(3,128)
Balance as of March 31, 2021	$947	$6,065	$7,012

The amounts reclassified from accumulated other comprehensive income were recorded in other income (expense), net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	2021	2020
Dividend declared per share	$0.60	$0.50
Total amount	$27,393	$22,317

As of  March 31, 2021 and December 31, 2020, accrued dividends totaled $27.4 million and $22.6 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of March 31, 2021 and December 31, 2020, accrued dividend equivalents totaled $12.4 million and $11.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business;

•	protection of our proprietary technology,

•	business outlook for the remainder of 2021 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 89% and 90% for the three months ended March 31, 2021 and 2020, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations during the three months ended March 31, 2021. Some of the key developments and initiatives we implemented since the outbreak of the COVID-19 pandemic in March 2020 include, but are not limited to, the following:

●	Employees:

Our top priority during the pandemic is protecting the health and safety of our employees. As governments continue to institute new guidelines on commercial operations, we continue to monitor new developments and work to ensure our compliance while also maintaining business continuity for essential operations. In the U.S. and certain international locations, we continue to implement work-from-home arrangements in accordance with local regulations. To date, we believe these arrangements have contributed to the health and safety of our employees and allowed us to successfully maintain business operations and customer relations.

●	Facilities and Supply Chain:

Our manufacturing facilities in China, Taiwan and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the proper guidance issued by governmental authorities. In addition, we have not experienced any major supply chain disruptions as a result of the pandemic.

●	Customers:

Overall, we did not experience an adverse impact on customer demand during the first quarter of 2021 as a result of the pandemic. Our revenue increased in all of our end markets compared to the same period in 2020. Furthermore, there were no significant delays in payments by our customers. However, we cannot provide assurance that we will not experience a material and adverse impact on customer demand for the remainder of 2021 as a result of the pandemic.

●	Liquidity and Capital Resources:

Our cash and investment balances remain strong and we continue to generate positive operating cash flows. We believe we have sufficient liquidity to satisfy our cash needs as we manage through the current uncertain environment. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity to support our business for the remainder of 2021.

We are actively working with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy, the semiconductor industry and our business. A prolonged economic slowdown as a result of the pandemic could materially and adversely impact our business, results of operations and financial condition for the remainder 2021 and beyond.

Cybersecurity Risk Management

We are committed to protecting our information technology (“IT”) assets, including computers, systems, corporate networks and sensitive data, from unauthorized access or attack. We have established an internal global IT policy handbook as well as IT security management control procedures designed to cover the following key areas:

●	Create information security awareness and define responsibilities among our employees and business partners;
●	Implement controls to identify IT risks and monitor the use of our systems and information resources;
●	Establish key policies and processes to adequately and timely respond to security threats;
●	Maintain disaster recovery and business continuity plans; and
●	Ensure compliance with applicable laws and regulations regarding the management of information security.

We require all new employees to attend an IT security training orientation. In addition, on an as-needed basis, our IT team provides trainings and updates to employees related to our policies and procedures.

Our IT Steering Committee, which consists of our senior management and IT team, meets on a regular basis to review initiatives and projects to improve IT security, as well as resources and budgets for our cybersecurity compliance and education efforts.

Our Audit Committee of the Board of Directors, which consists of three independent members, is responsible for the oversight of our cybersecurity risk program. On a regular basis, the Audit Committee reviews reports and updates from our Chief Financial Officer about major risk exposures, their potential impact on our business operations, and management’s strategies to assess, monitor and mitigate those risks. The Audit Committee also provides updates of their oversight and findings to the Board of Directors.

We believe we have adequate resources and sufficient policies, procedures and oversight in place to identify and manage our IT security risks to our business operations. To date, we have not experienced any material information security breaches or incurred significant operating expenses related to information security breaches.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require our management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2021		2020
	(in thousands, except percentages)
Revenue	$254,455	100.0%	$165,778	100.0%
Cost of revenue	113,396	44.6	74,331	44.8
Gross profit	141,059	55.4	91,447	55.2
Operating expenses:
Research and development	41,892	16.5	25,956	15.7
Selling, general and administrative	51,453	20.2	32,164	19.4
Litigation expense	1,628	0.6	2,341	1.4
Total operating expenses	94,973	37.3	60,461	36.5
Income from operations	46,086	18.1	30,986	18.7
Other income (expense), net	2,587	1.0	(1,714)	(1.0)
Income before income taxes	48,673	19.1	29,272	17.7
Income tax expense (benefit)	3,260	1.3	(6,484)	(3.9)
Net income	$45,413	17.8%	$35,756	21.6%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2021	% of Revenue	2020	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$67,495	26.5%	$51,957	31.3%	29.9%
Automotive	44,867	17.6	23,312	14.1	92.5%
Industrial	39,788	15.6	25,237	15.2	57.7%
Communications	36,070	14.2	27,870	16.8	29.4%
Consumer	66,235	26.1	37,402	22.6	77.1%
Total	$254,455	100.0%	$165,778	100.0%	53.5%

Revenue for the three months ended March 31, 2021 was $254.5 million, an increase of $88.7 million, or 53.5%, from $165.8 million for the three months ended March 31, 2020. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 28% and average sales prices increased by approximately 17% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the three months ended March 31, 2021, revenue from the computing and storage market increased $15.5 million, or 29.9%, from the same period in 2020. This increase was primarily driven by strength in the high-performance notebook and storage markets. Revenue from the automotive market increased $21.6 million, or 92.5%, from the same period in 2020. This increase was primarily driven by sales growth for infotainment, safety and connectivity applications. Revenue from the industrial market increased $14.6 million, or 57.7%, from the same period in 2020. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market increased $8.2 million, or 29.4%, from the same period in 2020. This increase was primarily driven by increased infrastructure sales. Revenue from the consumer market increased $28.8 million, or 77.1%, from the same period in 2020. This increase was primarily driven by increased sales for gaming, appliances and mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands, except percentages)
Cost of revenue	$113,396	$74,331	52.6%
As a percentage of revenue	44.6%	44.8%
Gross profit	$141,059	$91,447	54.3%
Gross margin	55.4%	55.2%

Cost of revenue was $113.4 million, or 44.6% of revenue, for the three months ended March 31, 2021, and $74.3 million, or 44.8% of revenue, for the three months ended March 31, 2020. The $39.1 million increase in cost of revenue was primarily due to a 28% increase in overall unit shipments and a 15% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in warranty expenses and inventory write-downs.

Gross margin was 55.4% for the three months ended March 31, 2021, compared with 55.2% for the three months ended March 31, 2020. The increase in gross margin was mainly driven by a more favorable product mix, offset in part by higher warranty expenses and inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands, except percentages)
R&D expenses	$41,892	$25,956	61.4%
As a percentage of revenue	16.5%	15.7%

R&D expenses were $41.9 million, or 16.5% of revenue, for the three months ended March 31, 2021, and $26.0 million, or 15.7% of revenue, for the three months ended March 31, 2020. The $15.9 million increase in R&D expenses was primarily due to an increase of $7.9 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.9 million in new product development expenses, an increase of $1.8 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $1.8 million in expenses related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 909 employees as of March 31, 2021, compared with 837 employees as of March 31, 2020.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands, except percentages)
SG&A expenses	$51,453	$32,164	60.0%
As a percentage of revenue	20.2%	19.4%

SG&A expenses were $51.5 million, or 20.2% of revenue, for the three months ended March 31, 2021, and $32.2 million, or 19.4% of revenue, for the three months ended March 31, 2020. The $19.3 million increase in SG&A expenses was primarily due to an increase of $8.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $5.3 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $2.8 million in expenses related to changes in the value of the deferred compensation plan liabilities, and an increase of $1.6 million in commission expenses driven by higher revenue. Our SG&A headcount was 585 employees as of March 31, 2021, compared with 513 employees as of March 31, 2020.

Litigation Expense

Litigation expense was $1.6 million for the three months ended March 31, 2021, compared with $2.3 million for the three months ended March 31, 2020. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Other Income (Expense), Net

Other income, net, was $2.6 million for the three months ended March 31, 2021, compared with other expense, net, of $1.7 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $4.9 million in income related to changes in the value of the deferred compensation plan investments, which was partially offset by an increase of $0.3 million in amortization of the premium on available-for-sale securities.

Income Tax Expense (Benefit)

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2021 was $3.3 million, or 6.7% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020
	(in thousands, except percentages)
Cash and cash equivalents	$218,368	$334,944
Short-term investments	420,455	260,169
Total cash, cash equivalents and short-term investments	$638,823	$595,113
Percentage of total assets	48.8%	49.2%

Total current assets	$922,430	$841,998
Total current liabilities	(187,909)	(146,969)
Working capital	$734,521	$695,029

As of March 31, 2021, we had cash and cash equivalents of $218.4 million and short-term investments of $420.5 million, compared with cash and cash equivalents of $334.9 million and short-term investments of $260.2 million as of December 31, 2020. As of March 31, 2021, $103.5 million of cash and cash equivalents and $223.5 million of short-term investments were held by our international subsidiaries. For the three months ended March 31, 2021, we repatriated $70 million of cash from our Bermuda subsidiary to the U.S. The proceeds will primarily be used to fund our ongoing business operations. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of March 31, 2021, we had working capital of $734.5 million, compared with working capital of $695.0 million as of December 31, 2020. The $39.5 million increase in working capital was due to an $80.4 million increase in current assets, which was partially offset by a $40.9 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, which was partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$77,057	$51,419
Net cash used in investing activities	(182,866)	(64,458)
Net cash used in financing activities	(10,993)	(4,056)
Effect of change in exchange rates	218	(985)
Net decrease in cash, cash equivalents and restricted cash	$(116,584)	$(18,080)

For the three months ended March 31, 2021, net cash provided by operating activities was $77.1 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $3.1 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales and timing of shipments during the three months ended March 31, 2021. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. For the three months ended March 31, 2020, net cash provided by operating activities was $51.4 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $14.9 million from the changes in our operating assets and liabilities. The increase in other assets was primarily due to an increase in prepaid income taxes. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The decrease in accrued compensation and related benefits was primarily due to the payments of accrued bonuses.

For the three months ended March 31, 2021, net cash used in investing activities was $182.9 million, primarily due to net purchases of short-term investments of $163.0 million and purchases of property and equipment of $19.0 million. For the three months ended March 31, 2020, net cash used in investing activities was $64.5 million, primarily due to purchases of property and equipment of $10.0 million and net purchases of short-term investments of $54.2 million.

For the three months ended March 31, 2021, net cash used in financing activities was $11.0 million, primarily reflecting $23.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $13.0 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.  For the three months ended March 31, 2020, net cash used in financing activities was $4.1 million, primarily reflecting $17.4 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $13.7 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

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

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of March 31, 2021, the outstanding balance under our purchase commitments was $152.2 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2021, the outstanding liability was $16.8 million.

Our other long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2021, the outstanding long-term obligations were $61.6 million.

Other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we continue to implement work-from-home arrangements in accordance with local shelter-in-place orders and other governmental restrictions in the United States and certain international locations during the three months ended March 31, 2021. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2021, there were no material pending legal proceedings to which we were a party.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	the effect of epidemics and pandemics, such as the COVID-19 pandemic, on our business;

•	changes in general economic conditions in the countries where our products are sold or used, particularly in China;

•

our dependence on the Asian markets for our customer base and our significant manufacturing operations in China, which may expose us to political, cultural, regulatory, economic, foreign currency and operational risks;

•	the impact of extensive Chinese government regulation on us and our manufacturing partners;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience grow rates comparable to past years;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions, and the seasonality and variability in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our and our competitors’ ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis due to disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyber attacks or other system security, data protection and privacy breaches on our business operations;

•	our significant investment of resources on research and development;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel; and

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

The extent of the impact of the pandemic on our operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic, and the effects on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. The ongoing outbreak could exacerbate the adverse impact on our business, which may include:

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the three months ended March 31, 2021, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 26% of our total revenue for the three months ended March 31, 2021. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 26% of our total revenue for the three months ended March 31, 2021. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

In addition, product liability claims may be asserted by our customers. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage or that asserted claims will be within the scope of coverage. Our insurance providers could deny or challenge these claims, and as a result, reimbursement to us is not guaranteed or could be delayed. If coverage is denied, we may not have sufficient resources to pay for these claims. Furthermore, due to recent changes in the insurance industry, we may experience a significant increase in premiums and therefore decide to self-insure, which may not meet the expectations or requirements of certain customers. All of these factors could have a material and adverse impact on our business, financial condition and results of operations.

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

We have a supply arrangement with certain suppliers for the production of wafers. Should any of our suppliers be acquired or become insolvent or capacity constrained, we may not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

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

Dated: May 10, 2021
/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)