Form 10-Q
period 2021-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2021-08-09
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 45,920,000 shares of the registrant’s common stock issued and outstanding as of August 2, 2021.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$220,210	$334,944
Short-term investments	450,078	260,169
Accounts receivable, net	77,553	66,843
Inventories	177,322	157,062
Other current assets	24,917	22,980
Total current assets	950,080	841,998
Property and equipment, net	332,093	281,528
Goodwill	6,571	6,571
Deferred tax assets, net	17,699	18,556
Other long-term assets	66,548	59,838
Total assets	$1,372,991	$1,208,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,882	$38,169
Accrued compensation and related benefits	55,279	45,840
Other accrued liabilities	68,570	62,960
Total current liabilities	182,731	146,969
Income tax liabilities	38,498	37,062
Other long-term liabilities	64,407	57,873
Total liabilities	285,636	241,904
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 45,917 and 45,267, respectively	733,672	657,701
Retained earnings	341,382	298,746
Accumulated other comprehensive income	12,301	10,140
Total stockholders’ equity	1,087,355	966,587
Total liabilities and stockholders’ equity	$1,372,991	$1,208,491

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$293,317	$186,209	$547,772	$351,987
Cost of revenue	129,102	83,616	242,498	157,947
Gross profit	164,215	102,593	305,274	194,040
Operating expenses:
Research and development	44,753	31,673	86,645	57,629
Selling, general and administrative	57,238	40,883	108,691	73,047
Litigation expense	1,596	2,082	3,224	4,423
Total operating expenses	103,587	74,638	198,560	135,099
Income from operations	60,628	27,955	106,714	58,941
Other income, net	3,031	5,200	5,618	3,486
Income before income taxes	63,659	33,155	112,332	62,427
Income tax expense (benefit)	8,490	2,988	11,750	(3,495)
Net income	$55,169	$30,167	$100,582	$65,922

Net income per share:
Basic	$1.20	$0.67	$2.20	$1.48
Diluted	$1.16	$0.64	$2.11	$1.41
Weighted-average shares outstanding:
Basic	45,796	44,785	45,647	44,620
Diluted	47,754	46,831	47,732	46,750

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$55,169	$30,167	$100,582	$65,922
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,437	1,018	2,963	(1,864)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $21, $(406), $145 and $(351), respectively	(148)	4,909	(802)	3,256
Other comprehensive income, net of tax	5,289	5,927	2,161	1,392
Comprehensive income	$60,458	$36,094	$102,743	$67,314

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of April 1, 2021	45,737	$699,359	$315,206	$7,012	$1,021,577
Net income	-	-	55,169	-	55,169
Other comprehensive income	-	-	-	5,289	5,289
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,993)	-	(28,993)
Common stock issued under the employee equity incentive plan	180	2,176	-	-	2,176
Stock-based compensation expense	-	32,137	-	-	32,137
Balance as of June 30, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2020	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2020	44,715	$581,736	$241,465	$(10,011)	$813,190
Net income	-	-	30,167	-	30,167
Other comprehensive income	-	-	-	5,927	5,927
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,768)	-	(23,768)
Common stock issued under the employee equity incentive plan	196	2,352	-	-	2,352
Stock-based compensation expense	-	21,077	-	-	21,077
Balance as of June 30, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	100,582	-	100,582
Other comprehensive income	-	-	-	2,161	2,161
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(57,946)	-	(57,946)
Common stock issued under the employee equity incentive plan	640	12,920	-	-	12,920
Common stock issued under the employee stock purchase plan	10	2,293	-	-	2,293
Stock-based compensation expense	-	60,758	-	-	60,758
Balance as of June 30, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2020	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	65,922	-	65,922
Other comprehensive income	-	-	-	1,392	1,392
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(47,508)	-	(47,508)
Common stock issued under the employee equity incentive plan	1,280	14,110	-	-	14,110
Common stock issued under the employee stock purchase plan	15	1,892	-	-	1,892
Stock-based compensation expense	-	39,646	-	-	39,646
Balance as of June 30, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$100,582	$65,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,649	8,829
Amortization of premium on available-for-sale securities	1,926	1,121
(Gain) loss on deferred compensation plan investments	(3,039)	178
Deferred taxes, net	1,005	3,400
Stock-based compensation expense	60,710	39,606
Other	5	3
Changes in operating assets and liabilities:
Accounts receivable	(10,719)	(2,428)
Inventories	(20,237)	(24,580)
Other assets	(4,109)	(10,001)
Accounts payable	12,791	15,489
Accrued compensation and related benefits	9,398	6,773
Income tax liabilities	1,640	(61)
Other accrued liabilities	11,401	6,498
Net cash provided by operating activities	174,003	110,749
Cash flows from investing activities:
Purchases of property and equipment	(58,268)	(24,535)
Purchases of short-term investments	(255,343)	(189,637)
Proceeds from maturities and sales of short-term investments	62,789	118,701
Proceeds from sales of long-term investments	300	125
Contributions to deferred compensation plan, net	(1,686)	(775)
Net cash used in investing activities	(252,208)	(96,121)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,140)	(4,061)
Proceeds from common stock issued under the employee equity incentive plan	12,920	14,110
Proceeds from common stock issued under the employee stock purchase plan	2,293	1,892
Dividends and dividend equivalents paid	(52,222)	(42,267)
Net cash used in financing activities	(38,149)	(30,326)
Effect of change in exchange rates	1,615	(777)
Net decrease in cash, cash equivalents and restricted cash	(114,739)	(16,475)
Cash, cash equivalents and restricted cash, beginning of period	335,071	173,076
Cash, cash equivalents and restricted cash, end of period	$220,332	$156,601
Supplemental disclosures for cash flow information:
Cash paid for taxes	$9,023	$633
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$10,719	$7,258
Liability accrued for dividends and dividend equivalents	$30,564	$25,044

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

The COVID-19 pandemic did not materially and adversely impact the Company's overall operating results or business operations during the three and six months ended June 30, 2021. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

Recently Adopted Accounting Pronouncement

In  December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard became effective for annual reporting periods beginning after  December 15, 2020. The standard is generally applied prospectively, with certain exceptions. The Company adopted the standard in the first quarter of 2021 and the adoption did not have a material impact on its condensed consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 96% and 97% of the Company’s total revenue for the three months ended June 30, 2021 and 2020, respectively, and 97% and 98% of the Company’s total revenue for the six months ended June 30, 2021 and 2020, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended June 30, 2021 and 2020, 88% and 83%, respectively, of the Company’s product sales were made through distribution arrangements. For the six months ended June 30, 2021 and 2020, 89% and 82%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2021 and December 31, 2020, accounts receivable totaled $77.6 million and $66.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of June 30, 2021 and December 31, 2020, the Company did not record any allowance for credit losses.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of June 30, 2021 and December 31, 2020, customer prepayments totaled $7.4 million and $7.2 million, respectively. The increase in the customer prepayment balance for the six months ended June 30, 2021 resulted from an increase in unfulfilled customer orders for which the Company has received payments. For the six months ended June 30, 2021, the Company recognized $7.0 million of revenue that was included in the customer prepayment balance as of December 31, 2020.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of June 30, 2021, 5.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$885	$642	$1,700	$1,199
Research and development	6,752	4,962	12,918	9,332
Selling, general and administrative	24,489	15,440	46,092	29,075
Total stock-based compensation expense	$32,126	$21,044	$60,710	$39,606
Tax benefit related to stock-based compensation (1)	$381	$468	$811	$938

(1)	Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	161	$151.62	1,390	$132.60	1,554	$40.40	3,105	$87.42
Granted	40	$373.24	365 (1)	$352.09	-	$-	405	$354.19
Vested	(47)	$138.82	(431)	$91.95	(162)	$23.57	(640)	$78.14
Forfeited	(6)	$190.54	(10)	$91.39	(3)	$68.48	(19)	$117.01
Outstanding at June 30, 2021	148	$214.40	1,314	$207.33	1,389	$42.30	2,851	$127.26

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $61.7 million and $39.7 million for the three months ended  June 30, 2021 and 2020, respectively. The intrinsic value related to vested RSUs was $220.9 million and $221.9 million for the six months ended June 30, 2021 and 2020, respectively. As of  June 30, 2021, the total intrinsic value of all outstanding RSUs was $1.0 billion, based on the closing stock price of $373.45. As of  June 30, 2021, unamortized compensation expense related to all outstanding RSUs was $218.0 million with a weighted-average remaining recognition period of approximately 2.0 years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $12.9 million and $14.1 million for the six months ended June 30, 2021 and 2020, respectively.

Time-Based RSUs:

For the six months ended  June 30, 2021, the Compensation Committee granted 40,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2021 PSUs:

In  February 2021, the Compensation Committee granted 80,000 PSUs to the executive officers, which represent a target number of shares that can be earned subject to the achievement of two sets of performance goals (“2021 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2021 Executive PSUs based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2021 Executive PSUs will vest in the first quarter of 2023 if the pre-determined revenue goal is met during the performance period. The remaining 2021 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers can earn an additional 100% of the target number of the 2021 Executive PSUs based on the achievement of certain environmental objectives under the environmental, social and governance (“ESG”) initiatives with a performance period through December 31, 2023. The 2021 Executive PSUs related to the ESG goal will fully vest upon achievement of the goal, but no earlier than December 31, 2022. All vested shares related to the ESG goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2021 Executive PSUs is $114.4 million.

In  February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2021 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2021 Non-Executive PSUs will vest in the first quarter of 2023 if the pre-determined performance goals are met during the performance period. The remaining 2021 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $12.4 million.

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

2004 Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, 10,000 and 15,000 shares, respectively, were issued under the ESPP. As of June 30, 2021, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.4 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the unamortized expense was $0.2 million, which will be recognized through the third quarter of 2021. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	43.3%	31.4%
Risk-free interest rate	0.1%	1.6%
Dividend yield	0.6%	1.1%

Cash proceeds from the shares issued under the ESPP were $2.3 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$18,719	$25,503
Work in process	95,090	77,100
Finished goods	63,513	54,459
Total	$177,322	$157,062

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
RSU tax withholding proceeds receivable	$12,375	$12,504
Prepaid expense	6,281	5,032
Accrued interest receivable	3,036	1,914
Assets for product returns	1,442	1,684
Other	1,783	1,846
Total	$24,917	$22,980

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Deferred compensation plan assets	$50,809	$46,146
Operating lease right-of-use (“ROU”) assets	6,094	3,719
Prepaid expense	2,453	2,340
Debt investment	2,582	2,861
Equity investment in a privately held company	3,249	3,400
Other	1,361	1,372
Total	$66,548	$59,838

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Dividends and dividend equivalents	$31,679	$26,435
Stock rotation and sales returns	5,207	6,005
Accrued purchases of property and equipment	739	5,841
Income tax payable	3,959	3,755
Customer prepayments	7,383	7,238
Commissions	1,162	1,107
Operating lease liabilities	2,209	1,406
Warranty	10,873	6,895
Other	5,359	4,278
Total	$68,570	$62,960

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Deferred compensation plan liabilities	$52,685	$48,280
Dividend equivalents	8,352	7,871
Operating lease liabilities	3,341	1,693
Other	29	29
Total	$64,407	$57,873

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

As of June 30, 2021 and December 31, 2020, operating lease ROU assets totaled $6.1 million and $3.7 million, respectively. As of June 30, 2021 and December 31, 2020, operating lease liabilities totaled $5.6 million and $3.1 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$578	$363	$1,071	$729
Other	120	71	247	148
Total lease costs	$698	$434	$1,318	$877

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$698	$330	$1,010	$703
ROU assets obtained in exchange for new operating lease liabilities	$744	$1,467	$3,684	$1,744

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	3.3	2.7
Weighted-average discount rate	2.2%	2.7%

As of June 30, 2021, the maturities of the lease liabilities were as follows (in thousands):

2021 (remaining six months)	$1,174
2022	1,940
2023	1,179
2024	841
2025	648
Thereafter	8
Total remaining lease payments	5,790
Less: imputed interest	(240)
Total lease liabilities	$5,550
Reported as:
Current liabilities	$2,209
Long-term liabilities	$3,341

As of June 30, 2021, the Company had operating leases that have not yet commenced with future lease obligations of $4.0 million. The leases are expected to commence in the second half of 2021 with contractual lease terms ranging from two to five years.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to five years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended June 30, 2021 and 2020, income related to lease payments was $0.6 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, income related to lease payments was $0.9 and $0.8 million, respectively. As of  June 30, 2021, future income related to lease payments was as follows (in thousands):

2021 (remaining six months)	$1,177
2022	2,294
2023	1,622
2024	633
2025	111
Thereafter	22
Total	$5,859

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$55,169	$30,167	$100,582	$65,922

Denominator:
Weighted-average outstanding shares - basic	45,796	44,785	45,647	44,620
Effect of dilutive securities	1,958	2,046	2,085	2,130
Weighted-average outstanding shares - diluted	47,754	46,831	47,732	46,750

Net income per share:
Basic	$1.20	$0.67	$2.20	$1.48
Diluted	$1.16	$0.64	$2.11	$1.41

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2021	2020	2021	2020
Distributor A	28%	26%	27%	24%
Distributor B	17%	*	17%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	June 30,	December 31,
Customer	2021	2020
Distributor A	15%	24%
Distributor B	21%	21%
Value-added reseller A	16%	13%
Direct customer A	*	10%

* Represents less than 10%.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2021	2020	2021	2020
China	$170,893	$112,756	$324,276	$218,493
Taiwan	48,262	22,322	78,708	38,862
Europe	20,790	13,443	41,170	26,515
South Korea	18,992	12,573	38,279	23,517
Southeast Asia	12,188	11,622	23,686	20,402
Japan	14,552	8,756	26,602	15,646
United States	7,542	4,681	14,844	8,418
Other	98	56	207	134
Total	$293,317	$186,209	$547,772	$351,987

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2021	2020	2021	2020
DC to DC	$278,808	$176,113	$520,237	$332,988
Lighting Control	14,509	10,096	27,535	18,999
Total	$293,317	$186,209	$547,772	$351,987

The following is a summary of long-lived assets by geographic regions (in thousands):

	June 30,	December 31,
Country	2021	2020
China	$185,080	$151,752
United States	112,295	101,768
Taiwan	18,981	18,797
Other	15,737	9,211
Total	$332,093	$281,528

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$9,941	$1,144	$6,895	$1,139
Warranty provision for product sales	1,588	499	5,197	1,040
Settlements made	(656)	(395)	(969)	(506)
Unused warranty provision	-	(74)	(250)	(499)
Balance at end of period	$10,873	$1,174	$10,873	$1,174

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of June 30, 2021, the Company’s outstanding purchase obligations totaled approximately $160.1 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of June 30, 2021, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30,	December 31,
	2021	2020
Cash	$207,086	$300,609
Money market funds	13,124	34,335
Certificates of deposit	108,395	-
Corporate debt securities	334,199	249,671
Commercial paper	-	2,999
U.S. treasuries and government agency bonds	7,484	7,499
Auction-rate securities backed by student-loan notes	2,582	2,861
Total	$672,870	$597,974

	June 30,	December 31,
	2021	2020
Reported as:
Cash and cash equivalents	$220,210	$334,944
Short-term investments	450,078	260,169
Debt investment within other long-term assets	2,582	2,861
Total	$672,870	$597,974

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$100,111	$100,422
Due in 1 - 5 years	348,856	349,656
Due in greater than 5 years	2,720	2,582
Total	$451,687	$452,660

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$13,124	$-	$-	$13,124
Certificates of deposit	108,395	-	-	108,395
Corporate debt securities	333,073	1,388	(262)	334,199
U.S. treasuries and government agency bonds	7,499	-	(15)	7,484
Auction-rate securities backed by student-loan notes	2,720	-	(138)	2,582
Total	$464,811	$1,388	$(415)	$465,784

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,335	$-	$-	$34,335
Corporate debt securities	247,591	2,177	(97)	249,671
Commercial paper	2,999	-	-	2,999
U.S. treasuries and government agency bonds	7,499	2	(2)	7,499
Auction-rate securities backed by student-loan notes	3,020	-	(159)	2,861
Total	$295,444	$2,179	$(258)	$297,365

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$159,262	$(262)	$-	$-	$159,262	$(262)
U.S. treasuries and government agency bonds	7,484	(15)	-	-	7,484	(15)
Auction-rate securities backed by student-loan notes	-	-	2,582	(138)	2,582	(138)
Total	$166,746	$(277)	$2,582	$(138)	$169,328	$(415)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,144	$(97)	$-	$-	$59,144	$(97)
U.S. treasuries and government agency bonds	5,998	(2)	-	-	5,998	(2)
Auction-rate securities backed by student-loan notes	-	-	2,861	(159)	2,861	(159)
Total	$65,142	$(99)	$2,861	$(159)	$68,003	$(258)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2021 and December 31, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 25 years.  The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.6 million, or 94% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee. As of  June 30, 2021 and December 31, 2020, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $3.2 million and $3.4 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three and six months ended June 30, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$220,210	$334,944
Restricted cash included in other long-term assets	122	127
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$220,332	$335,071

As of June 30, 2021 and December 31, 2020, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$13,124	$13,124	$-	$-
Certificates of deposit	108,395	-	108,395	-
Corporate debt securities	334,199	-	334,199	-
U.S. treasuries and government agency bonds	7,484	-	7,484	-
Auction-rate securities backed by student-loan notes	2,582	-	-	2,582
Mutual funds and money market funds under deferred compensation plan	29,796	29,796	-	-
Total	$495,580	$42,920	$450,078	$2,582

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$34,335	$34,335	$-	$-
Corporate debt securities	249,671	-	249,671	-
Commercial paper	2,999	-	2,999	-
U.S. treasuries and government agency bonds	7,499	-	7,499	-
Auction-rate securities backed by student-loan notes	2,861	-	-	2,861
Mutual funds and money market funds under deferred compensation plan	26,924	26,924	-	-
Total	$324,289	$61,259	$260,169	$2,861

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the three and six months ended June 30, 2021.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2021	2020
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$21,013	$19,222
Fair value of mutual funds and money market funds	29,796	26,924
Total	$50,809	$46,146

Deferred compensation plan assets reported in:
Other long-term assets	$50,809	$46,146

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$396	$155
Other long-term liabilities	52,685	48,280
Total	$53,081	$48,435

12. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$2,770	$2,388	$5,052	$4,762
Amortization of premium on available-for-sale securities	(1,113)	(627)	(1,926)	(1,121)
Gain (loss) on deferred compensation plan investments	1,862	3,572	3,039	(178)
Foreign currency exchange loss	(388)	(133)	(373)	(130)
Other	(100)	-	(174)	153
Total	$3,031	$5,200	$5,618	$3,486

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  June 30, 2021 was $8.5 million, or 13.3% of pre-tax income. The income tax expense for the six months ended June 30, 2021 was $11.8 million, or 10.5% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from research and development activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the three months ended  June 30, 2020 was $3.0 million, or 9.0% of pre-tax income. The income tax benefit for the six months ended June 30, 2020 was $3.5 million, or 5.6% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2021	$1,601	$8,539	$10,140
Other comprehensive loss before reclassifications	(754)	(2,474)	(3,228)
Amounts reclassified from accumulated other comprehensive income	(24)	-	(24)
Tax effect	124	-	124
Net current period other comprehensive loss	(654)	(2,474)	(3,128)
Balance as of March 31, 2021	947	6,065	7,012
Other comprehensive income (loss) before reclassifications	(169)	5,437	5,268
Tax effect	21	-	21
Net current period other comprehensive income (loss)	(148)	5,437	5,289
Balance as of June 30, 2021	$799	$11,502	$12,301

The amounts reclassified from accumulated other comprehensive income were recorded in other income, net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend declared per share	$0.60	$0.50	$1.20	$1.00
Total amount	$27,501	$22,415	$54,894	$44,731

As of  June 30, 2021 and December 31, 2020, accrued dividends totaled $27.5 million and $22.6 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of June 30, 2021 and December 31, 2020, accrued dividend equivalents totaled $12.5 million and $11.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2021 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay future cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

Overview

We are a global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our core strengths include deep system-level and applications knowledge, strong analog design expertise and innovative proprietary process technologies. These combined strengths enable us to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90% for both the three months ended June 30, 2021 and 2020, and 90% for both the six months ended June 30, 2021 and 2020. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations during the three and six months ended June 30, 2021. Some of the key developments and initiatives we implemented since the outbreak of the COVID-19 pandemic in March 2020 include, but are not limited to, the following:

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

Overall, we did not experience an adverse impact on customer demand during the first six months of 2021 as a result of the pandemic. Our revenue increased in all of our end markets compared to the same period in 2020. Furthermore, there were no significant delays in payments by our customers. However, we cannot provide assurance that we will not experience a material and adverse impact on customer demand for the remainder of 2021 as a result of the pandemic.

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

We are actively working with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy, the semiconductor industry and our business. A prolonged economic slowdown as a result of the pandemic could materially and adversely impact our business, results of operations and financial condition for the remainder of 2021 and beyond.

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

Our IT Steering Committee, which consists of our senior management and IT team, meets on a regular basis to review initiatives and projects to improve IT security, as well as resources and budgets for our cybersecurity compliance and education efforts. We plan to complete the ISO 27001 certification, a globally recognized information security standard, by the end of 2021.

Our Audit Committee of the Board of Directors, which consists of three independent members, is responsible for the oversight of our cybersecurity risk program. On a regular basis, the Audit Committee reviews reports and updates from our Chief Financial Officer and IT senior management about major risk exposures, their potential impact on our business operations, and management’s strategies to assess, monitor and mitigate those risks. The Audit Committee also provides updates of their oversight and findings to the Board of Directors.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except percentages)
Revenue	$293,317	100.0%	$186,209	100.0%	$547,772	100.0%	$351,987	100.0%
Cost of revenue	129,102	44.0	83,616	44.9	242,498	44.3	157,947	44.9
Gross profit	164,215	56.0	102,593	55.1	305,274	55.7	194,040	55.1
Operating expenses:
Research and development	44,753	15.3	31,673	17.0	86,645	15.8	57,629	16.4
Selling, general and administrative	57,238	19.5	40,883	22.0	108,691	19.8	73,047	20.8
Litigation expense	1,596	0.5	2,082	1.1	3,224	0.6	4,423	1.2
Total operating expenses	103,587	35.3	74,638	40.1	198,560	36.2	135,099	38.4
Income from operations	60,628	20.7	27,955	15.0	106,714	19.5	58,941	16.7
Other income, net	3,031	1.0	5,200	2.8	5,618	1.0	3,486	1.0
Income before income taxes	63,659	21.7	33,155	17.8	112,332	20.5	62,427	17.7
Income tax expense (benefit)	8,490	2.9	2,988	1.6	11,750	2.1	(3,495)	(1.0)
Net income	$55,169	18.8%	$30,167	16.2%	$100,582	18.4%	$65,922	18.7%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2021	% of Revenue	2020	% of Revenue	Change	2021	% of Revenue	2020	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$87,723	29.9%	$64,087	34.4%	36.9%	$155,218	28.3%	$116,044	33.0%	33.8%
Automotive	48,699	16.6	17,779	9.5	173.9%	93,566	17.1	41,091	11.7	127.7%
Industrial	43,323	14.8	26,592	14.3	62.9%	83,111	15.2	51,829	14.7	60.4%
Communications	37,459	12.8	30,095	16.2	24.5%	73,528	13.4	57,965	16.4	26.8%
Consumer	76,113	25.9	47,656	25.6	59.7%	142,349	26.0	85,058	24.2	67.4%
Total	$293,317	100.0%	$186,209	100.0%	57.5%	$547,772	100.0%	$351,987	100.0%	55.6%

Revenue for the three months ended June 30, 2021 was $293.3 million, an increase of $107.1 million, or 57.5%, from $186.2 million for the three months ended June 30, 2020. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 37% and average sales prices increased by approximately 15% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the three months ended June 30, 2021, revenue from the computing and storage market increased $23.6 million, or 36.9%, from the same period in 2020. This increase was primarily driven by strength in the high-performance notebook and storage markets. Revenue from the automotive market increased $30.9 million, or 173.9%, from the same period in 2020. This increase was primarily driven by sales growth for infotainment, safety and connectivity applications. In addition, the automotive market was negatively impacted by the COVID-19 pandemic during the second quarter of 2020, which resulted in temporary production shutdowns by certain OEMs. Revenue from the industrial market increased $16.7 million, or 62.9%, from the same period in 2020. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market increased $7.4 million, or 24.5%, from the same period in 2020. This increase was primarily driven by increased networking and wireless product sales. Revenue from the consumer market increased $28.5 million, or 59.7%, from the same period in 2020. This increase was primarily driven by increased sales for gaming, appliances and mobile devices.

Revenue for the six months ended June 30, 2021 was $547.8 million, an increase of $195.8 million, or 55.6%, from $352.0 million for the six months ended June 30, 2020. This increase was driven by higher sales in all of our end markets. Overall unit shipments increased by 32% and average sales prices increased by 17% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the six months ended June 30, 2021, revenue from the computing and storage market increased $39.2 million, or 33.8%, from the same period in 2020. This increase was primarily driven by strength in the high-performance notebook and storage markets. Revenue from the automotive market increased $52.5 million, or 127.7%, from the same period in 2020. This increase was primarily driven by sales growth for infotainment, safety and connectivity applications. In addition, the automotive market was negatively impacted by the COVID-19 pandemic during the second quarter of 2020, which resulted in temporary production shutdowns by certain OEMs. Revenue from the industrial market increased $31.3 million, or 60.4%, from the same period in 2020. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market increased $15.6 million, or 26.8%, from the same period in 2020. This increase was primarily driven by increased networking and wireless product sales. Revenue from the consumer market increased $57.3 million, or 67.4%, from the same period in 2020. This increase was primarily driven by increased sales for gaming, appliances and mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
Cost of revenue	$129,102	$83,616	54.4%	$242,498	$157,947	53.5%
As a percentage of revenue	44.0%	44.9%		44.3%	44.9%
Gross profit	$164,215	$102,593	60.1%	$305,274	$194,040	57.3%
Gross margin	56.0%	55.1%		55.7%	55.1%

Cost of revenue was $129.1 million, or 44.0% of revenue, for the three months ended June 30, 2021, and $83.6 million, or 44.9% of revenue, for the three months ended June 30, 2020. The $45.5 million increase in cost of revenue was primarily due to a 37% increase in overall unit shipments and a 17% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, warranty expenses and inventory write-downs.

Gross margin was 56.0% for the three months ended June 30, 2021, compared with 55.1% for the three months ended June 30, 2020. The increase in gross margin was mainly driven by lower manufacturing overhead costs and inventory write-downs as a percentage of revenue, which was partially offset by increased sales of products with lower margins.

Cost of revenue was $242.5 million, or 44.3% of revenue, for the six months ended June 30, 2021, and $157.9 million, or 44.9% of revenue, for the six months ended June 30, 2020. The $84.6 million increase in cost of revenue was primarily due to a 32% increase in overall unit shipments and a 16% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, warranty expenses and inventory write-downs.

Gross margin was 55.7% for the six months ended June 30, 2021, compared with 55.1% for the six months ended June 30, 2020. The increase in gross margin was mainly driven by a favorable product mix and lower manufacturing overhead costs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
R&D expenses	$44,753	$31,673	41.3%	$86,645	$57,629	50.3%
As a percentage of revenue	15.3%	17.0%		15.8%	16.4%

R&D expenses were $44.8 million, or 15.3% of revenue, for the three months ended June 30, 2021, and $31.7 million, or 17.0% of revenue, for the three months ended June 30, 2020. The $13.1 million increase in R&D expenses was primarily due to an increase of $3.8 million in new product development expenses, an increase of $3.1 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.8 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $0.8 million in laboratory supplies. Our R&D headcount was 941 employees as of June 30, 2021, compared with 863 employees as of June 30, 2020.

R&D expenses were $86.6 million, or 15.8% of revenue, for the six months ended June 30, 2021, and $57.6 million, or 16.4% of revenue, for the six months ended June 30, 2020. The $29.0 million increase in R&D expenses was primarily due to an increase of $10.9 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $5.7 million in new product development expenses, an increase of $3.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $1.9 million in laboratory supplies, and an increase of $1.2 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
SG&A expenses	$57,238	$40,883	40.0%	$108,691	$73,047	48.8%
As a percentage of revenue	19.5%	22.0%		19.8%	20.8%

SG&A expenses were $57.2 million, or 19.5% of revenue, for the three months ended June 30, 2021, and $40.9 million, or 22.0% of revenue, for the three months ended June 30, 2020. The $16.3 million increase in SG&A expenses was primarily due to an increase of $9.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $6.3 million in cash compensation expenses, which include salary, benefits and bonuses. Our SG&A headcount was 610 employees as of June 30, 2021, compared with 521 employees as of June 30, 2020.

SG&A expenses were $108.7 million, or 19.8% of revenue, for the six months ended June 30, 2021, and $73.0 million, or 20.8% of revenue, for the six months ended June 30, 2020. The $35.7 million increase in SG&A expenses was primarily due to an increase of $17.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, an increase of $11.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.8 million in commission expenses driven by higher revenue, and an increase of $1.8 million in expenses related to changes in the value of the deferred compensation plan liabilities.

Litigation Expense

Litigation expense was $1.6 million for the three months ended June 30, 2021, compared with $2.1 million for the three months ended June 30, 2020. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Litigation expense was $3.2 million for the six months ended June 30, 2021, compared with $4.4 million for the six months ended June 30, 2020. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Other Income, Net

Other income, net, was $3.0 million for the three months ended June 30, 2021, compared with other income, net, of $5.2 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease of $1.7 million in income related to changes in the value of the deferred compensation plan investments and an increase of $0.5 million in amortization of the premium on available-for-sale securities. These unfavorable changes were partially offset by an increase of $0.4 million in interest income primarily as a result of higher investment balances.

Other income, net, was $5.6 million for the six months ended June 30, 2021, compared with other income, net, of $3.5 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $3.2 million in income related to changes in the value of the deferred compensation plan investments, which was partially offset by an increase of $0.8 million in amortization of the premium on available-for-sale securities.

Income Tax Expense (Benefit)

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2021 was $8.5 million, or 13.3% of pre-tax income. The income tax expense for the six months ended June 30, 2021 was $11.8 million, or 10.5% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from research and development activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended June 30, 2020 was $3.0 million, or 9.0% of pre-tax income. The income tax benefit for the six months ended June 30, 2020 was $3.5 million, or 5.6% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020
	(in thousands, except percentages)
Cash and cash equivalents	$220,210	$334,944
Short-term investments	450,078	260,169
Total cash, cash equivalents and short-term investments	$670,288	$595,113
Percentage of total assets	48.8%	49.2%

Total current assets	$950,080	$841,998
Total current liabilities	(182,731)	(146,969)
Working capital	$767,349	$695,029

As of June 30, 2021, we had cash and cash equivalents of $220.2 million and short-term investments of $450.1 million, compared with cash and cash equivalents of $334.9 million and short-term investments of $260.2 million as of December 31, 2020. As of June 30, 2021, $122.6 million of cash and cash equivalents and $235.6 million of short-term investments were held by our international subsidiaries. For the six months ended June 30, 2021, we repatriated $70 million of cash from our Bermuda subsidiary to the U.S. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of June 30, 2021, we had working capital of $767.3 million, compared with working capital of $695.0 million as of December 31, 2020. The $72.3 million increase in working capital was due to a $108.1 million increase in current assets, which was partially offset by a $35.8 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, which was partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$174,003	$110,749
Net cash used in investing activities	(252,208)	(96,121)
Net cash used in financing activities	(38,149)	(30,326)
Effect of change in exchange rates	1,615	(777)
Net decrease in cash, cash equivalents and restricted cash	$(114,739)	$(16,475)

For the six months ended June 30, 2021, net cash provided by operating activities was $174.0 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $0.2 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales and timing of shipments during the three months ended June 30, 2021. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. The increase in other accrued liabilities was primarily due to an increase in warranty expenses and deferred compensation plan liabilities. For the six months ended June 30, 2020, net cash provided by operating activities was $110.7 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $8.3 million from the changes in our operating assets and liabilities. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in other assets was primarily due to an increase in prepaid income taxes. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand.

For the six months ended June 30, 2021, net cash used in investing activities was $252.2 million, primarily due to net purchases of short-term investments of $192.6 million and purchases of property and equipment of $58.3 million. For the six months ended June 30, 2020, net cash used in investing activities was $96.1 million, primarily due to purchases of property and equipment of $24.5 million and net purchases of short-term investments of $70.9 million.

For the six months ended June 30, 2021, net cash used in financing activities was $38.1 million, primarily reflecting $52.2 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $15.2 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.  For the six months ended June 30, 2020, net cash used in financing activities was $30.3 million, primarily reflecting $42.3 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $16.0 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

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

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of June 30, 2021, the outstanding balance under our purchase commitments was $160.1 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2021, the outstanding liability was $16.8 million.

Our other long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2021, the outstanding long-term obligations were $64.4 million.

Other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three and six months ended June 30, 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we continue to implement work-from-home arrangements in accordance with local shelter-in-place orders and other governmental restrictions in the United States and certain international locations during the three months ended June 30, 2021. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2021, there were no material pending legal proceedings to which we were a party.

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

•	the impact of extensive Chinese government regulation on us and our manufacturing partners;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions, and the seasonality and variability in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our and our competitors’ ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis due to disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyber attacks or other system security, data protection and privacy breaches on our business operations;

•	our significant investment of resources on research and development;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel; and

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and six months ended June 30, 2021, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which will take effect on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law, the Data Security Law or the relevant regulations and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law, the Data Security Law or relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 28% and 27% of our total revenue for the three and six months ended June 30, 2021, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 28% and 27% of our total revenue for the three and six months ended June 30, 2021, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

We currently depend on third-party suppliers to provide us with wafers for our products. If any of our wafer suppliers are acquired, become insolvent or capacity constrained, or are otherwise unable to provide us sufficient wafers at acceptable yields and at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

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

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents. China’s Data Security Law will become effective on September 1, 2021, which is expected to have a deep impact on data processing activities and business operations in China and activities outside China if those activities would be detrimental to the national security or public interest of China or the lawful rights and interests of any Chinese citizen or organization.

Our failure to fully comply with GDPR, CCPA, the Data Security Law and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers and others.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1 (1)	Letter Agreement with Carintia Martinez, dated May 27, 2021.
10.2 (2)	Indemnification Agreement with Carintia Martinez, dated May 27, 2021.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(1) Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021.

(2) Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021.

MONOLITHIC POWER SYSTEMS, INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Dated: August 9, 2021

/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)