Form 10-Q
period 2021-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2021-11-08
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 46,093,000 shares of the registrant’s common stock issued and outstanding as of November 1, 2021.

MONOLITHIC POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$226,091	$334,944
Short-term investments	515,947	260,169
Accounts receivable, net	79,859	66,843
Inventories	208,062	157,062
Other current assets	34,535	22,980
Total current assets	1,064,494	841,998
Property and equipment, net	340,060	281,528
Goodwill	6,571	6,571
Deferred tax assets, net	17,726	18,556
Other long-term assets	67,050	59,838
Total assets	$1,495,901	$1,208,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,092	$38,169
Accrued compensation and related benefits	75,815	45,840
Other accrued liabilities	79,756	62,960
Total current liabilities	227,663	146,969
Income tax liabilities	41,019	37,062
Other long-term liabilities	64,506	57,873
Total liabilities	333,188	241,904
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 46,091 and 45,267, respectively	769,858	657,701
Retained earnings	381,193	298,746
Accumulated other comprehensive income	11,662	10,140
Total stockholders’ equity	1,162,713	966,587
Total liabilities and stockholders’ equity	$1,495,901	$1,208,491

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$323,522	$259,422	$871,294	$611,409
Cost of revenue	137,211	116,382	379,709	274,329
Gross profit	186,311	143,040	491,585	337,080
Operating expenses:
Research and development	49,468	37,717	136,113	95,346
Selling, general and administrative	56,291	43,503	164,982	116,550
Litigation expense	3,421	1,841	6,645	6,264
Total operating expenses	109,180	83,061	307,740	218,160
Income from operations	77,131	59,979	183,845	118,920
Other income, net	793	2,494	6,411	5,980
Income before income taxes	77,924	62,473	190,256	124,900
Income tax expense	9,154	6,907	20,904	3,412
Net income	$68,770	$55,566	$169,352	$121,488

Net income per share:
Basic	$1.50	$1.24	$3.70	$2.72
Diluted	$1.44	$1.18	$3.55	$2.59
Weighted-average shares outstanding:
Basic	45,970	44,970	45,754	44,737
Diluted	47,852	46,955	47,772	46,819

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$68,770	$55,566	$169,352	$121,488
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(371)	6,936	2,592	5,072
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $32, $30, $177 and $(321), respectively	(268)	(368)	(1,070)	2,888
Other comprehensive income (loss), net of tax	(639)	6,568	1,522	7,960
Comprehensive income	$68,131	$62,134	$170,874	$129,448

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of July 1, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355
Net income	-	-	68,770	-	68,770
Other comprehensive loss	-	-	-	(639)	(639)
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,959)	-	(28,959)
Common stock issued under the employee equity incentive plan	167	2,227	-	-	2,227
Common stock issued under the employee stock purchase plan	7	2,377	-	-	2,377
Stock-based compensation expense	-	31,582	-	-	31,582
Balance as of September 30, 2021	46,091	$769,858	$381,193	$11,662	$1,162,713

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2020	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of July 1, 2020	44,911	$605,165	$247,864	$(4,084)	$848,945
Net income	-	-	55,566	-	55,566
Other comprehensive income	-	-	-	6,568	6,568
Dividends and dividend equivalents declared ($0.50 per share)	-	-	(23,777)	-	(23,777)
Common stock issued under the employee equity incentive plan	173	2,347	-	-	2,347
Common stock issued under the employee stock purchase plan	12	1,927	-	-	1,927
Stock-based compensation expense	-	22,993	-	-	22,993
Balance as of September 30, 2020	45,096	$632,432	$279,653	$2,484	$914,569

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	169,352	-	169,352
Other comprehensive income	-	-	-	1,522	1,522
Dividends and dividend equivalents declared ($1.80 per share)	-	-	(86,905)	-	(86,905)
Common stock issued under the employee equity incentive plan	807	15,147	-	-	15,147
Common stock issued under the employee stock purchase plan	17	4,670	-	-	4,670
Stock-based compensation expense	-	92,340	-	-	92,340
Balance as of September 30, 2021	46,091	$769,858	$381,193	$11,662	$1,162,713

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2020	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	121,488	-	121,488
Other comprehensive income	-	-	-	7,960	7,960
Dividends and dividend equivalents declared ($1.50 per share)	-	-	(71,285)	-	(71,285)
Common stock issued under the employee equity incentive plan	1,452	16,457	-	-	16,457
Common stock issued under the employee stock purchase plan	28	3,819	-	-	3,819
Stock-based compensation expense	-	62,639	-	-	62,639
Balance as of September 30, 2020	45,096	$632,432	$279,653	$2,484	$914,569

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$169,352	$121,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,376	13,785
Amortization of premium on available-for-sale securities	3,231	1,984
Gain on deferred compensation plan investments	(2,640)	(1,420)
Deferred taxes, net	1,004	3,400
Stock-based compensation expense	92,282	62,581
Other	(8)	15
Changes in operating assets and liabilities:
Accounts receivable	(13,033)	(40,826)
Inventories	(50,968)	(20,533)
Other assets	(14,051)	(6,376)
Accounts payable	30,032	19,811
Accrued compensation and related benefits	30,030	21,780
Income tax liabilities	4,088	(1,805)
Other accrued liabilities	22,109	14,271
Net cash provided by operating activities	291,804	188,155
Cash flows from investing activities:
Purchases of property and equipment	(76,849)	(44,129)
Purchases of short-term investments	(354,171)	(270,797)
Proceeds from maturities and sales of short-term investments	94,192	182,355
Proceeds from sales of long-term investments	400	250
Contributions to deferred compensation plan, net	(1,917)	(1,116)
Purchases of intangible assets	(793)	-
Net cash used in investing activities	(339,138)	(133,437)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,049)	(4,437)
Proceeds from common stock issued under the employee equity incentive plan	15,147	16,457
Proceeds from common stock issued under the employee stock purchase plan	4,670	3,819
Dividends and dividend equivalents paid	(80,725)	(65,477)
Net cash used in financing activities	(62,957)	(49,638)
Effect of change in exchange rates	1,431	1,432
Net increase (decrease) in cash, cash equivalents and restricted cash	(108,860)	6,512
Cash, cash equivalents and restricted cash, beginning of period	335,071	173,076
Cash, cash equivalents and restricted cash, end of period	$226,211	$179,588
Supplemental disclosures for cash flow information:
Cash paid for taxes	$16,217	$1,036
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$7,144	$9,355
Liability accrued for dividends and dividend equivalents	$31,911	$26,429

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

The COVID-19 pandemic did not materially and adversely impact the Company's overall operating results or business operations during the three and nine months ended September 30, 2021. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 96% and 97% of the Company’s total revenue for the three months ended September 30, 2021 and 2020, respectively, and 96% and 98% of the Company’s total revenue for the nine months ended September 30, 2021 and 2020, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant in all periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended September 30, 2021 and 2020, 89% and 75%, respectively, of the Company’s product sales were made through distribution arrangements. For the nine months ended September 30, 2021 and 2020, 89% and 79%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2021 and December 31, 2020, accounts receivable totaled $79.9 million and $66.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable in any of the periods presented. As of September 30, 2021 and December 31, 2020, the Company did not record any allowance for credit losses.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of September 30, 2021 and December 31, 2020, customer prepayments totaled $6.7 million and $7.2 million, respectively. The decrease in the customer prepayment balance for the nine months ended September 30, 2021 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the nine months ended September 30, 2021, the Company recognized $7.1 million of revenue that was included in the customer prepayment balance as of December 31, 2020.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of September 30, 2021, 5.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$922	$707	$2,622	$1,906
Research and development	6,646	5,334	19,564	14,666
Selling, general and administrative	24,004	16,934	70,096	46,009
Total stock-based compensation expense	$31,572	$22,975	$92,282	$62,581
Tax benefit related to stock-based compensation (1)	$488	$512	$1,299	$1,450

(1)	Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods.

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	161	$151.62	1,390	$132.60	1,554	$40.40	3,105	$87.42
Granted	43	$375.33	365 (1)	$352.37	-	$-	408	$354.79
Vested	(60)	$142.13	(504)	$91.73	(243)	$23.57	(807)	$74.95
Forfeited	(9)	$199.05	(12)	$100.25	(9)	$68.48	(30)	$118.31
Outstanding at September 30, 2021	135	$223.71	1,239	$214.52	1,302	$43.33	2,676	$131.68

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $76.8 million and $45.9 million for the three months ended  September 30, 2021 and 2020, respectively. The intrinsic value related to vested RSUs was $297.7 million and $267.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of  September 30, 2021, the total intrinsic value of all outstanding RSUs was $1.3 billion, based on the closing stock price of $484.68. As of  September 30, 2021, unamortized compensation expense related to all outstanding RSUs was $186.7 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $15.1 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Time-Based RSUs:

For the nine months ended  September 30, 2021, the Compensation Committee granted 43,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In  February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2021 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2021 Non-Executive PSUs will vest in the first quarter of 2023 if the pre-determined performance goals are met during the performance period. The remaining 2021 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $12.2 million.

The 2021 Executive PSUs and the 2021 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time between the grant date and December 31, 2022 is $30 higher than the grant date stock price of $374.57. This market condition was achieved in the third quarter of 2021. The Company determined the grant date fair value of the 2021 Executive PSUs and the 2021 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $374.57, simulation term of 4.0 years, expected volatility of 41.4%, risk-free interest rate of 0.3%, and expected dividend yield of 0.6%. In addition, the grant date fair value for the 2021 Executive PSUs subject to the ESG goal included an illiquidity discount of 9.8% to account for the post-vesting sales restrictions.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended September 30, 2021 and 2020, 7,000 and 12,000 shares, respectively, were issued under the ESPP. For the nine months ended September 30, 2021 and 2020, 17,000 and 28,000 shares, respectively, were issued under the ESPP. As of September 30, 2021, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $1.0 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The intrinsic value of the shares issued was $2.4 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the unamortized expense was $0.6 million, which will be recognized through the first quarter of 2022. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	43.0%	66.4%	43.2%	48.9%
Risk-free interest rate	0.1%	0.1%	0.1%	0.8%
Dividend yield	0.5%	0.7%	0.6%	0.9%

Cash proceeds from the shares issued under the ESPP were $4.7 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$17,254	$25,503
Work in process	112,922	77,100
Finished goods	77,886	54,459
Total	$208,062	$157,062

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
RSU tax withholding proceeds receivable	$16,075	$12,504
Prepaid expense	10,638	5,032
Accrued interest receivable	4,094	1,914
Assets for product returns	2,059	1,684
Other	1,669	1,846
Total	$34,535	$22,980

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred compensation plan assets	$50,641	$46,146
Operating lease right-of-use (“ROU”) assets	6,292	3,719
Prepaid expense	2,256	2,340
Debt investment	2,501	2,861
Equity investment in a privately held company	3,215	3,400
Other	2,145	1,372
Total	$67,050	$59,838

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Dividends and dividend equivalents	$32,044	$26,435
Stock rotation and sales returns	7,695	6,005
Accrued purchases of property and equipment	1,033	5,841
Income tax payable	3,884	3,755
Customer prepayments	6,690	7,238
Commissions	1,347	1,107
Operating lease liabilities	2,425	1,406
Warranty	17,776	6,895
Other	6,862	4,278
Total	$79,756	$62,960

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred compensation plan liabilities	$52,707	$48,280
Dividend equivalents	8,444	7,871
Operating lease liabilities	3,355	1,693
Other	-	29
Total	$64,506	$57,873

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

As of September 30, 2021 and December 31, 2020, operating lease ROU assets totaled $6.3 million and $3.7 million, respectively. As of September 30, 2021 and December 31, 2020, operating lease liabilities totaled $5.8 million and $3.1 million, respectively. The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$623	$364	$1,694	$1,093
Other	140	87	387	235
Total lease costs	$763	$451	$2,081	$1,328

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$612	$394	$1,622	$1,097
ROU assets obtained in exchange for new operating lease liabilities	$793	$-	$4,477	$1,796

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	3.0	2.7
Weighted-average discount rate	2.1%	2.7%

As of September 30, 2021, the maturities of the lease liabilities were as follows (in thousands):

2021 (remaining three months)	$664
2022	2,342
2023	1,505
2024	834
2025	645
Thereafter	8
Total remaining lease payments	5,998
Less: imputed interest	(218)
Total lease liabilities	$5,780
Reported as:
Current liabilities	$2,425
Long-term liabilities	$3,355

As of September 30, 2021, the Company had operating leases that have not yet commenced with future lease obligations of $4.2 million. The leases are expected to commence in the fourth quarter of 2021 with contractual lease terms ranging from two to five years.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to five years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended September 30, 2021 and 2020, income related to lease payments was $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2021 and 2020, income related to lease payments was $1.7 million and $1.3 million, respectively. As of  September 30, 2021, future income related to lease payments was as follows (in thousands):

2021 (remaining three months)	$594
2022	2,293
2023	1,621
2024	631
2025	110
Thereafter	21
Total	$5,270

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$68,770	$55,566	$169,352	$121,488

Denominator:
Weighted-average outstanding shares - basic	45,970	44,970	45,754	44,737
Effect of dilutive securities	1,882	1,985	2,018	2,082
Weighted-average outstanding shares - diluted	47,852	46,955	47,772	46,819

Net income per share:
Basic	$1.50	$1.24	$3.70	$2.72
Diluted	$1.44	$1.18	$3.55	$2.59

Anti-dilutive common stock equivalents were not material in any of the periods presented.

7. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the computing and storage, automotive, industrial, communications and consumer markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2021	2020	2021	2020
Distributor A	24%	22%	26%	23%
Distributor B	15%	11%	16%	*
Distributor C	12%	*	*	*
Direct customer A	*	14%	*	11%

* Represents less than 10%.

The Company’s agreements with these third-party customers were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of the distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following the termination of the agreement with the distributor.

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	September 30,	December 31,
Customer	2021	2020
Distributor A	17%	24%
Distributor B	18%	21%
Value-added reseller A	15%	13%
Direct customer A	*	10%

* Represents less than 10%.

The following is a summary of revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2021	2020	2021	2020
China	$184,796	$157,215	$509,072	$375,708
Taiwan	47,048	40,782	125,756	79,644
Europe	21,328	14,255	62,498	40,770
South Korea	24,442	20,935	62,721	44,452
Southeast Asia	14,820	11,854	38,506	32,256
Japan	20,944	9,433	47,546	25,079
United States	10,091	4,880	24,935	13,298
Other	53	68	260	202
Total	$323,522	$259,422	$871,294	$611,409

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2021	2020	2021	2020
DC to DC	$307,368	$247,561	$827,605	$580,549
Lighting Control	16,154	11,861	43,689	30,860
Total	$323,522	$259,422	$871,294	$611,409

The following is a summary of long-lived assets by geographic regions (in thousands):

	September 30,	December 31,
Country	2021	2020
China	$192,485	$151,752
United States	113,310	101,768
Taiwan	19,187	18,797
Other	15,078	9,211
Total	$340,060	$281,528

8. COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company generally provides one to two-year warranties against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are generally based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or a product defect.

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$10,873	$1,174	$6,895	$1,139
Warranty provision for product sales	7,757	3,324	12,954	4,364
Settlements made	(770)	(254)	(1,739)	(760)
Unused warranty provision	(84)	(345)	(334)	(844)
Balance at end of period	$17,776	$3,899	$17,776	$3,899

Purchase Commitments

The Company has outstanding purchase commitments with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of September 30, 2021, the Company’s outstanding purchase obligations totaled approximately $197.8 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of September 30, 2021, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30,	December 31,
	2021	2020
Cash	$212,622	$300,609
Money market funds	13,469	34,335
Certificates of deposit	139,361	-
Corporate debt securities	369,094	249,671
Commercial paper	-	2,999
U.S. treasuries and government agency bonds	7,492	7,499
Auction-rate securities backed by student-loan notes	2,501	2,861
Total	$744,539	$597,974

	September 30,	December 31,
	2021	2020
Reported as:
Cash and cash equivalents	$226,091	$334,944
Short-term investments	515,947	260,169
Debt investment within other long-term assets	2,501	2,861
Total	$744,539	$597,974

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$113,987	$114,265
Due in 1 - 5 years	401,166	401,682
Due in greater than 5 years	2,620	2,501
Total	$517,773	$518,448

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for any of the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$13,469	$-	$-	$13,469
Certificates of deposit	139,361	-	-	139,361
Corporate debt securities	368,298	1,122	(326)	369,094
U.S. treasuries and government agency bonds	7,494	1	(3)	7,492
Auction-rate securities backed by student-loan notes	2,620	-	(119)	2,501
Total	$531,242	$1,123	$(448)	$531,917

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,335	$-	$-	$34,335
Corporate debt securities	247,591	2,177	(97)	249,671
Commercial paper	2,999	-	-	2,999
U.S. treasuries and government agency bonds	7,499	2	(2)	7,499
Auction-rate securities backed by student-loan notes	3,020	-	(159)	2,861
Total	$295,444	$2,179	$(258)	$297,365

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	September 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$190,629	$(326)	$-	$-	$190,629	$(326)
U.S. treasuries and government agency bonds	5,992	(3)	-	-	5,992	(3)
Auction-rate securities backed by student-loan notes	-	-	2,501	(119)	2,501	(119)
Total	$196,621	$(329)	$2,501	$(119)	$199,122	$(448)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,144	$(97)	$-	$-	$59,144	$(97)
U.S. treasuries and government agency bonds	5,998	(2)	-	-	5,998	(2)
Auction-rate securities backed by student-loan notes	-	-	2,861	(159)	2,861	(159)
Total	$65,142	$(99)	$2,861	$(159)	$68,003	$(258)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2021 and December 31, 2020, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 25 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.7 million, or 94% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee. As of  September 30, 2021 and December 31, 2020, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $3.2 million and $3.4 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three and nine months ended September 30, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$226,091	$334,944
Restricted cash included in other long-term assets	120	127
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$226,211	$335,071

As of September 30, 2021 and December 31, 2020, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$13,469	$13,469	$-	$-
Certificates of deposit	139,361	-	139,361	-
Corporate debt securities	369,094	-	369,094	-
U.S. treasuries and government agency bonds	7,492	-	7,492	-
Auction-rate securities backed by student-loan notes	2,501	-	-	2,501
Mutual funds and money market funds under deferred compensation plan	29,919	29,919	-	-
Total	$561,836	$43,388	$515,947	$2,501

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$34,335	$34,335	$-	$-
Corporate debt securities	249,671	-	249,671	-
Commercial paper	2,999	-	2,999	-
U.S. treasuries and government agency bonds	7,499	-	7,499	-
Auction-rate securities backed by student-loan notes	2,861	-	-	2,861
Mutual funds and money market funds under deferred compensation plan	26,924	26,924	-	-
Total	$324,289	$61,259	$260,169	$2,861

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the three and nine months ended September 30, 2021.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2021	2020
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$20,722	$19,222
Fair value of mutual funds and money market funds	29,919	26,924
Total	$50,641	$46,146

Deferred compensation plan assets reported in:
Other long-term assets	$50,641	$46,146

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$282	$155
Other long-term liabilities	52,707	48,280
Total	$52,989	$48,435

12. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$3,050	$2,311	$8,102	$7,073
Amortization of premium on available-for-sale securities	(1,305)	(863)	(3,231)	(1,984)
Gain (loss) on deferred compensation plan investments	(399)	1,598	2,640	1,420
Foreign currency exchange loss	(171)	(759)	(544)	(889)
Other	(382)	207	(556)	360
Total	$793	$2,494	$6,411	$5,980

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  September 30, 2021 was $9.2 million, or 11.7% of pre-tax income. The income tax expense for the nine months ended September 30, 2021 was $20.9 million, or 11.0% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from research and development activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Gains (Loss) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2021	$1,601	$8,539	$10,140
Other comprehensive loss before reclassifications	(754)	(2,474)	(3,228)
Amounts reclassified from accumulated other comprehensive income	(24)	-	(24)
Tax effect	124	-	124
Net current period other comprehensive loss	(654)	(2,474)	(3,128)
Balance as of March 31, 2021	947	6,065	7,012
Other comprehensive income (loss) before reclassifications	(169)	5,437	5,268
Tax effect	21	-	21
Net current period other comprehensive income (loss)	(148)	5,437	5,289
Balance as of June 30, 2021	799	11,502	12,301
Other comprehensive loss before reclassifications	(287)	(371)	(658)
Amounts reclassified from accumulated other comprehensive income	(13)	-	(13)
Tax effect	32	-	32
Net current period other comprehensive loss	(268)	(371)	(639)
Balance as of September 30, 2021	$531	$11,131	$11,662

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend declared per share	$0.60	$0.50	$1.80	$1.50
Total amount	$27,606	$22,508	$82,501	$67,239

As of  September 30, 2021 and December 31, 2020, accrued dividends totaled $27.6 million and $22.6 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of September 30, 2021 and December 31, 2020, accrued dividend equivalents totaled $12.9 million and $11.7 million, respectively.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90% and 93% for the three months ended September 30, 2021 and 2020, respectively, and 90% and 91% for the nine months ended September 30, 2021 and 2020, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations during the three and nine months ended September 30, 2021. Some of the key developments and initiatives we implemented since the outbreak of the COVID-19 pandemic in March 2020 include, but are not limited to, the following:

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

Overall, we did not experience an adverse impact on customer demand during the first nine months of 2021 as a result of the pandemic. Our revenue increased in all of our end markets compared to the same period in 2020. Furthermore, there were no significant delays in payments by our customers. However, we cannot provide assurance that we will not experience a material and adverse impact on customer demand for the remainder of 2021 as a result of the pandemic.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percentages)
Revenue	$323,522	100.0%	$259,422	100.0%	$871,294	100.0%	$611,409	100.0%
Cost of revenue	137,211	42.4	116,382	44.9	379,709	43.6	274,329	44.9
Gross profit	186,311	57.6	143,040	55.1	491,585	56.4	337,080	55.1
Operating expenses:
Research and development	49,468	15.3	37,717	14.5	136,113	15.6	95,346	15.6
Selling, general and administrative	56,291	17.4	43,503	16.8	164,982	18.9	116,550	19.1
Litigation expense	3,421	1.0	1,841	0.7	6,645	0.8	6,264	1.0
Total operating expenses	109,180	33.7	83,061	32.0	307,740	35.3	218,160	35.7
Income from operations	77,131	23.9	59,979	23.1	183,845	21.1	118,920	19.4
Other income, net	793	0.2	2,494	1.0	6,411	0.7	5,980	1.0
Income before income taxes	77,924	24.1	62,473	24.1	190,256	21.8	124,900	20.4
Income tax expense	9,154	2.8	6,907	2.7	20,904	2.4	3,412	0.5
Net income	$68,770	21.3%	$55,566	21.4%	$169,352	19.4%	$121,488	19.9%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2021	% of Revenue	2020	% of Revenue	Change	2021	% of Revenue	2020	% of Revenue	Change
	(in thousands, except percentages)
Computing and storage	$98,601	30.5%	$75,301	29.0%	30.9%	$253,819	29.1%	$191,345	31.3%	32.6%
Automotive	54,416	16.8	28,512	11.0	90.9%	147,982	17.0	69,603	11.4	112.6%
Industrial	52,185	16.1	30,658	11.8	70.2%	135,296	15.5	82,487	13.5	64.0%
Communications	44,687	13.8	54,705	21.1	(18.3)%	118,215	13.6	112,670	18.4	4.9%
Consumer	73,633	22.8	70,246	27.1	4.8%	215,982	24.8	155,304	25.4	39.1%
Total	$323,522	100.0%	$259,422	100.0%	24.7%	$871,294	100.0%	$611,409	100.0%	42.5%

Revenue for the three months ended September 30, 2021 was $323.5 million, an increase of $64.1 million, or 24.7%, from $259.4 million for the three months ended September 30, 2020. Overall unit shipments increased by 22% and average sales prices increased by approximately 2% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the three months ended September 30, 2021, revenue from the computing and storage market increased $23.3 million, or 30.9%, from the same period in 2020. This increase was primarily driven by strength in the high-performance notebook and storage markets. Revenue from the automotive market increased $25.9 million, or 90.9%, from the same period in 2020. This increase was primarily driven by sales growth for infotainment, lighting and advanced driver assistance system applications. Revenue from the industrial market increased $21.5 million, or 70.2%, from the same period in 2020. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market decreased $10.0 million, or 18.3%, from the same period in 2020. The decrease was primarily due to higher networking product sales during the three months ended September 30, 2020, as certain China-based customers requested shipments previously scheduled for future dates be fulfilled in the quarter. Revenue from the consumer market increased $3.4 million, or 4.8%, from the same period in 2020. This increase was primarily driven by increased sales for appliances, which was partially offset by decreased sales for gaming and mobile devices.

Revenue for the nine months ended September 30, 2021 was $871.3 million, an increase of $259.9 million, or 42.5%, from $611.4 million for the nine months ended September 30, 2020. Overall unit shipments increased by 28% and average sales prices increased by approximately 11% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the nine months ended September 30, 2021, revenue from the computing and storage market increased $62.5 million, or 32.6%, from the same period in 2020. This increase was primarily driven by strength in the high-performance notebook and storage markets. Revenue from the automotive market increased $78.4 million, or 112.6%, from the same period in 2020. This increase was primarily driven by sales growth for infotainment, lighting and advanced driver assistance system applications. In addition, the automotive market was negatively impacted by the COVID-19 pandemic during the second quarter of 2020, which resulted in temporary production shutdowns by certain OEMs. Revenue from the industrial market increased $52.8 million, or 64.0%, from the same period in 2020. This increase was primarily driven by higher sales in power source and security products. Revenue from the communications market increased $5.5 million, or 4.9%, from the same period in 2020. This increase was primarily driven by increased wireless product sales. Revenue from the consumer market increased $60.7 million, or 39.1%, from the same period in 2020. This increase was primarily driven by increased sales for appliances, gaming and mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
Cost of revenue	$137,211	$116,382	17.9%	$379,709	$274,329	38.4%
As a percentage of revenue	42.4%	44.9%		43.6%	44.9%
Gross profit	$186,311	$143,040	30.3%	$491,585	$337,080	45.8%
Gross margin	57.6%	55.1%		56.4%	55.1%

Cost of revenue was $137.2 million, or 42.4% of revenue, for the three months ended September 30, 2021, and $116.4 million, or 44.9% of revenue, for the three months ended September 30, 2020. The $20.8 million increase in cost of revenue was primarily due to a 22% increase in overall unit shipments, which was partially offset by the impact of a 2% decrease in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in warranty expenses, which was partially offset by a one-time benefit of $4.0 million from a litigation settlement.

Gross margin was 57.6% for the three months ended September 30, 2021, compared with 55.1% for the three months ended September 30, 2020. The increase in gross margin was mainly driven by increased sales of products with higher margins, lower manufacturing overhead costs and a one-time benefit of $4.0 million from a litigation settlement as a percentage of revenue, which was partially offset by an increase in warranty expenses as a percentage of revenue.

Cost of revenue was $379.7 million, or 43.6% of revenue, for the nine months ended September 30, 2021, and $274.3 million, or 44.9% of revenue, for the nine months ended September 30, 2020. The $105.4 million increase in cost of revenue was primarily due to a 28% increase in overall unit shipments and an 8% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, warranty expenses and inventory write-downs, which was partially offset by a one-time benefit of $4.0 million from a litigation settlement.

Gross margin was 56.4% for the nine months ended September 30, 2021, compared with 55.1% for the nine months ended September 30, 2020. The increase in gross margin was mainly driven by a favorable product mix, lower manufacturing overhead costs and a one-time benefit of $4.0 million from a litigation settlement as a percentage of revenue, which was partially offset by higher warranty expenses as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
R&D expenses	$49,468	$37,717	31.2%	$136,113	$95,346	42.8%
As a percentage of revenue	15.3%	14.5%		15.6%	15.6%

R&D expenses were $49.5 million, or 15.3% of revenue, for the three months ended September 30, 2021, and $37.7 million, or 14.5% of revenue, for the three months ended September 30, 2020. The $11.8 million increase in R&D expenses was primarily due to an increase of $5.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $1.9 million in new product development expenses, and an increase of $1.3 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. Our R&D headcount was 1,059 employees as of September 30, 2021, compared with 920 employees as of September 30, 2020.

R&D expenses were $136.1 million, or 15.6% of revenue, for the nine months ended September 30, 2021, and $95.3 million, or 15.6% of revenue, for the nine months ended September 30, 2020. The $40.8 million increase in R&D expenses was primarily due to an increase of $16.6 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $7.6 million in new product development expenses, and an increase of $4.9 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except percentages)
SG&A expenses	$56,291	$43,503	29.4%	$164,982	$116,550	41.6%
As a percentage of revenue	17.4%	16.8%		18.9%	19.1%

SG&A expenses were $56.3 million, or 17.4% of revenue, for the three months ended September 30, 2021, and $43.5 million, or 16.8% of revenue, for the three months ended September 30, 2020. The $12.8 million increase in SG&A expenses was primarily due to an increase of $7.1 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $6.3 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by an increase of $1.2 million in income related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 649 employees as of September 30, 2021, compared with 552 employees as of September 30, 2020.

SG&A expenses were $165.0 million, or 18.9% of revenue, for the nine months ended September 30, 2021, and $116.6 million, or 19.1% of revenue, for the nine months ended September 30, 2020. The $48.4 million increase in SG&A expenses was primarily due to an increase of $24.1 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $17.9 million in cash compensation expenses, which include salary, benefits and bonuses.

Litigation Expense

Litigation expense was $3.4 million for the three months ended September 30, 2021, compared with $1.8 million for the three months ended September 30, 2020. The increase was due to an increase in litigation activity related to ongoing patent infringement and other matters.

Litigation expense was $6.6 million for the nine months ended September 30, 2021, compared with $6.3 million for the nine months ended September 30, 2020. The increase was due to an increase in litigation activity related to ongoing patent infringement and other matters.

Other Income, Net

Other income, net, was $0.8 million for the three months ended September 30, 2021, compared with other income, net, of $2.5 million for the three months ended September 30, 2020. The decrease was primarily due to an increase of $2.0 million in expenses related to changes in the value of the deferred compensation plan investments, which was partially offset by an increase of $0.7 million in interest income primarily as a result of higher investment balances and higher yield on certain investments.

Other income, net, was $6.4 million for the nine months ended September 30, 2021, compared with other income, net, of $6.0 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $1.2 million in income related to changes in the value of the deferred compensation plan investments and an increase of $1.0 million in interest income primarily as a result of higher investment balances and higher yield on certain investments, which was partially offset by an increase of $1.2 million in amortization of the premium on available-for-sale securities.

Income Tax Expense

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2021 was $9.2 million, or 11.7% of pre-tax income. The income tax expense for the nine months ended September 30, 2021 was $20.9 million, or 11.0% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from research and development activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended September 30, 2020 was $6.9 million, or 11.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2020 was $3.4 million, or 2.7% of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to excess tax benefits from stock-based compensation, and foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020
	(in thousands, except percentages)
Cash and cash equivalents	$226,091	$334,944
Short-term investments	515,947	260,169
Total cash, cash equivalents and short-term investments	$742,038	$595,113
Percentage of total assets	49.6%	49.2%

Total current assets	$1,064,494	$841,998
Total current liabilities	(227,663)	(146,969)
Working capital	$836,831	$695,029

As of September 30, 2021, we had cash and cash equivalents of $226.1 million and short-term investments of $515.9 million, compared with cash and cash equivalents of $334.9 million and short-term investments of $260.2 million as of December 31, 2020. As of September 30, 2021, $137.7 million of cash and cash equivalents and $293.2 million of short-term investments were held by our international subsidiaries. For the nine months ended September 30, 2021, we repatriated $70 million of cash from our Bermuda subsidiary to the U.S. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and other current assets, reduced by accounts payable, accrued compensation and related benefits, and other accrued liabilities. As of September 30, 2021, we had working capital of $836.8 million, compared with working capital of $695.0 million as of December 31, 2020. The $141.8 million increase in working capital was due to a $222.5 million increase in current assets, which was partially offset by an $80.7 million increase in current liabilities. The increase in current assets was primarily due to an increase in short-term investments, accounts receivable and inventories, which was partially offset by a decrease in cash and cash equivalents. The increase in current liabilities was due to an increase in accounts payable, accrued compensation and related benefits and other accrued liabilities.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$291,804	$188,155
Net cash used in investing activities	(339,138)	(133,437)
Net cash used in financing activities	(62,957)	(49,638)
Effect of change in exchange rates	1,431	1,432
Net increase (decrease) in cash, cash equivalents and restricted cash	$(108,860)	$6,512

For the nine months ended September 30, 2021, net cash provided by operating activities was $291.8 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net increase of $8.2 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales and timing of shipments during the three months ended September 30, 2021. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand. The increase in other accrued liabilities was primarily due to an increase in warranty expenses and deferred compensation liabilities. For the nine months ended September 30, 2020, net cash provided by operating activities was $188.2 million, primarily due to our net income adjusted for certain non-cash items, including depreciation and amortization and stock-based compensation, and a net decrease of $13.7 million from the changes in our operating assets and liabilities. The increase in accounts receivable was driven by increased sales during the three months ended September 30, 2020. The increase in inventories was primarily driven by an increase in wafer and die inventories to meet current demand and future growth. The increase in accounts payable was primarily driven by increased inventory purchases to meet future demand.

For the nine months ended September 30, 2021, net cash used in investing activities was $339.1 million, primarily due to net purchases of short-term investments of $260.0 million and purchases of property and equipment of $76.8 million. For the nine months ended September 30, 2020, net cash used in investing activities was $133.4 million, primarily due to purchases of property and equipment of $44.2 million and net purchases of short-term investments of $88.4 million.

For the nine months ended September 30, 2021, net cash used in financing activities was $63.0 million, primarily reflecting $80.7 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $19.8 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP. For the nine months ended September 30, 2020, net cash used in financing activities was $49.6 million, primarily reflecting $65.5 million used to pay dividends to our stockholders and dividend equivalents to our employees who hold RSUs, which was partially offset by $20.3 million of cash proceeds from the vesting of RSUs and the issuance of shares through our ESPP.

We anticipate that cash used for future dividends and dividend equivalent payments, as well as payments for the one-time deemed repatriation transition tax and other expenditures, will come from our domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from our Bermuda subsidiary. Earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Although consequences of any economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we currently believe that cash generated from operations, together with the liquidity provided by existing cash balances and short-term investments, will be sufficient to satisfy our liquidity requirements for the next 12 months.

In the future, in order to strengthen our financial position, respond to adverse developments, changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to discontinue paying dividends and dividend equivalents, and may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. Accordingly, we cannot ensure that we will continue to pay dividends and dividend equivalents in the future, and there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Contractual Obligations

Our outstanding purchase commitments represent our obligations with our suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction or purchases of property and equipment, and license arrangements. As of September 30, 2021, the outstanding balance under our purchase commitments was $197.8 million.

Under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), we have a transition tax liability which represents a one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings. As permitted by the 2017 Tax Act, we elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2021, the outstanding liability was $16.8 million.

Our other long-term obligations include long-term liabilities reflected on our Condensed Consolidated Balance Sheets, which primarily consist of the deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2021, the outstanding long-term obligations were $64.5 million.

Other contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three and nine months ended September 30, 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we continue to implement work-from-home arrangements in accordance with local shelter-in-place orders and other governmental restrictions in the United States and certain international locations during the three months ended September 30, 2021. We have reviewed our financial reporting process and business continuity plans in order to mitigate the impact to our control environment, operating procedures, and data. We believe that our internal controls over financial reporting continue to be effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2021, there were no material pending legal proceedings to which we were a party.

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For both the three and nine months ended September 30, 2021, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

We have manufacturing and testing facilities in China and most of our manufacturing partners are located in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. Additionally, China’s government has implemented policies from time to time to regulate economic expansion in China. It exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since the legal system in China continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. Any new laws or regulations related to, among other things, foreign investment and manufacturing could have a material adverse effect on our ability to operate our business in China.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which became effective on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law, the Data Security Law or the relevant regulations and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law, the Data Security Law or relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 24% and 26% of our total revenue for the three and nine months ended September 30, 2021, respectively. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 24% and 26% of our total revenue for the three and nine months ended September 30, 2021, respectively. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents. China’s Data Security Law became effective on September 1, 2021, which is expected to have a deep impact on data processing activities and business operations in China and activities outside China if those activities would be detrimental to the national security or public interest of China or the lawful rights and interests of any Chinese citizen or organization.

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

Dated: November 8, 2021

/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)