Form 10-K
period 2021-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2022-02-25
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2021, was $12.7 billion.*

There were 46,509,000 shares of the registrant’s common stock issued and outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

*

Excludes 11,808,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 30, 2021.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the computing and storage, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic on the global economy, the semiconductor industry and our business,

•	protection of our proprietary technology,

•	business outlook for 2022 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

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

General

Monolithic Power Systems, Inc. (“MPS”) is a global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary semiconductor process and system integration technologies. These combined strengths enable us to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy and material consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

Our principal executive office is located in Kirkland, Washington. We have over 2,700 employees worldwide, with locations in Asia (primarily in China, India, Japan, South Korea, Singapore and Taiwan), Europe (primarily in France, Germany, Hungary, Italy, Spain, Switzerland and the United Kingdom), and the United States.

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

End Markets and Applications

We design and develop our products for the computing and storage, automotive, industrial, communications and consumer markets, with the computing and storage market representing the largest portion of our revenue in 2021. The following table is a summary of the various end market applications for our products, and those markets’ contribution as a percentage of our total revenue:

		Percentage of Total Revenue
End Markets	Applications	2021	2020	2019
Computing and storage	Storage networks, computers and notebooks, printers, servers and workstations	30.8%	30.0%	30.1%
Automotive	Infotainment, advanced driver assistance systems and connectivity applications	16.9%	12.9%	14.4%
Industrial	Power sources, security, point-of-sale systems, smart meters and other industrial equipment	15.3%	14.2%	15.8%
Communications	Networking and telecommunication infrastructure, routers and modems, and other wireless applications	13.6%	16.8%	13.5%
Consumer	Set-top boxes, monitors, gaming, lighting, chargers, home appliances, cellular handsets, wearables, GPS, televisions, stereos and cameras	23.4%	26.1%	26.2%

Product Families

Our proprietary process technologies enable us to design and deliver smaller, single-chip power management ICs. These technologies simplify the design process and are applicable across a wide range of analog applications within the computing and storage, automotive, industrial, communications and consumer markets. Our product families are differentiated with respect to their high degree of integration and strong levels of accuracy and efficiency, making them cost-effective relative to many competing solutions. Our key product families include the following:

Direct Current (“DC”) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers and notebooks, monitors, infotainment applications and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed and small footprint. These features are important to our customers as they result in fewer components, a smaller form factor, more accurate regulation of voltages, and, ultimately, lower system cost and increased reliability through the elimination of many discrete components and power devices. The DC to DC product family accounted for 95%, 95% and 94% of our total revenue in 2021, 2020 and 2019, respectively.

Lighting Control Products. Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in computers and notebooks, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. The Lighting Control product family accounted for 5%, 5% and 6% of our total revenue in 2021, 2020 and 2019, respectively.

In the future, we plan to continue to introduce new products within our existing product families, as well as in new innovative product categories. Our ability to achieve revenue growth will depend in part upon our ability to enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and continue to secure manufacturing capacity.

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

Sales to our largest distributor accounted for 26% of our total revenue in 2021, 24% in 2020, and 23% in 2019. In addition, two distributors accounted for 15% and 10% of our total revenue in 2021, and one distributor accounted for 11% of our total revenue in 2020. No other distributors or end customers accounted for more than 10% of our full-year, total revenue in any of the periods presented.

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

We have sales offices in China, India, Japan, South Korea, Singapore, Taiwan, the United States and throughout Europe. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application. We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. In 2021, 2020 and 2019, our revenue from sales to customers in Asia was 90%, 91% and 89%, respectively.

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

Our manufacturing lead times are generally 16 to 26 weeks. Recently, we have experienced high customer demand, which has resulted in longer than usual lead times. We often build inventory in advance based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, all of which would negatively affect our profit margins. In addition, in response to market conditions, we may slow the rate of manufacturing our products, which could result in insufficient inventory levels if we underestimate the demand for our products.

We operate in the cyclical semiconductor industry where there is seasonal demand for certain of our products. While we are not immune from current and future industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

Research and Development

We have assembled a qualified team of engineers primarily in China, Germany, Spain, Switzerland, Taiwan and the United States, with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits, expertise in mixed-signal integration and the development of proprietary semiconductor process technologies.

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

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2021, we had 1,438 patents/applications issued or pending, of which 503 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2041. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims. Such litigation can be very costly and may divert our management resources. Further, we have agreed to indemnify certain of our customers and suppliers in some circumstances against liability from infringement by our products. In the event any third party were to make an infringement claim against us or our customers, we could be enjoined from selling selected products, could be required to indemnify our customers or suppliers, or could pay royalties or other damages to third parties. If any of our products are found to infringe and we are unable to obtain necessary licenses or other rights on acceptable terms, we would either have to change our product so that it does not infringe or stop making the infringing product, which could have a material adverse effect on our operating results, financial condition and cash flows.

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

We currently contract with several suppliers to manufacture our wafers in foundries located in China, Taiwan and South Korea. Once our silicon wafers have been produced, they are shipped to our facility in Chengdu, China for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facility, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

Our manufacturing facilities in Chengdu, China, enable us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in these facilities and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. Our industry is characterized by decreasing average selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products and, in some cases, have a broader number of product offerings that may enable them to more effectively market and sell to customers. We are in direct and active competition, with respect to one or more of our product lines, with several manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, NXP Semiconductors, ON Semiconductor, Power Integrations, Renesas Electronics, ROHM Semiconductor, Semtech and Texas Instruments.

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

Government regulations can be complex and are subject to change in the future, and accordingly, we are unable to assess the possible effect of compliance with future requirements. Our efforts to comply with these government regulations could have material impacts on our capital expenditures and operating expenses, revenue, resource allocation, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify. Refer to “Item 1A. Risk Factors” for further discussion of material risks related to government policies and regulations on environmental laws, international trade policies and restrictions, including tariffs on imports of foreign goods and regulations restricting the export of goods and services between the U.S. and China.

Human Capital

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have many years of experience and greater circuit design aptitude. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success depends, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. As of December 31, 2021, we employed 2,773 employees primarily located in Asia, Europe and the United States, compared with 2,209 employees as of December 31, 2020.

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

We are an equal-opportunity employer, and we make employment decisions based on merit and business needs. We are committed to providing a healthy and safe environment for all our workers. Our Worker Health and Safety Plan is certified to ISO 45001 standards, the world’s voluntary, international standard for occupational health and safety. We believe that certifying to these standards enables our company to provide safe and healthy workplaces by preventing work-related injury and health issues.

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

Information About Executive Officers

Information regarding our executive officers as of February 25, 2022 is as follows:

Name	Age	Position
Michael Hsing	62	President, Chief Executive Officer and Director
Bernie Blegen	64	Vice President and Chief Financial Officer
Deming Xiao	59	President of Asia Operations
Maurice Sciammas	62	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	51	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

•	the impact of extensive Chinese government regulation, as well as uncertainties with respect to China’s legal system, on us and our manufacturing partners and suppliers;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products as a result of worldwide macroeconomic conditions, and the seasonality and variability in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our and our competitors’ ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyber attacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources on research and development;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, elimination of our dividend program, and dilution from issuance of additional shares; and

•	the effect of epidemics and pandemics, such as the COVID-19 pandemic, on our business.

Risks Associated with Our Significant Operations in Asia, Particularly in China

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to increased risks due to this geographic concentration of business and operations. For the year ended December 31, 2021, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the U.S. that may impact our sales;

•	export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in China;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchase patterns;

•	international political relationships and threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses, such as the COVID-19 pandemic;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

If we fail to expand our customer base and significantly reduce the geographic concentration of our customers, we will continue to be subject to the foregoing risks, which could materially and adversely affect our business, financial condition and results of operations.

We and our manufacturing partners and suppliers are or will be subject to extensive Chinese government regulation, and the benefit of various incentives from Chinese governments that we and our manufacturing partners and suppliers receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

We have manufacturing and testing facilities in China and most of our manufacturing partners and suppliers are located in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. Additionally, the Chinese government has implemented policies from time to time to regulate economic expansion in China. It exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any additional new regulations or the amendment of previously implemented regulations could require us and our manufacturing partners and suppliers to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

The Chinese government and provincial and local governments also have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners, suppliers and us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time, which could adversely affect our business and operating results.

Uncertainties with respect to China’s legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China could adversely affect our operations.

China’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since China’s legal system continues to rapidly evolve, the interpretations and enforcement of these laws and regulations are not always uniform and involve uncertainties. In addition, any new or amended laws and regulations related to, among other things, foreign investment and manufacturing could have a material adverse effect on our business and our ability to operate our business in China.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection than those that may be provided in other jurisdictions. These uncertainties may impede our ability to enforce contracts in China and could materially and adversely affect our business and results of operations.

Furthermore, China’s legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation may have occurred. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in China could adversely affect our business and impede our ability to continue our operations and proceed with our future business plans in China.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods that have taken effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition.  If these tariffs continue or additional new tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

We face political and other risks conducting business in Taiwan and Hong Kong, particularly due to their tense relationships with China.

We have significant business operations in Taiwan, and many of our manufacturing partners and suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its unique international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

Recently, the Chinese government has promulgated new regulations impacting economic and political stability within Hong Kong where many of our customers are located. Due to the sensitive political climate these regulations created, there are increasing risks that the national security law may trigger sanctions or other forms of restrictions by foreign governments including the U.S., which could affect companies conducting business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of the national security law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We incur foreign currency exchange gains or losses related to the timing of payments for intercompany transactions between the U.S. and our foreign subsidiaries mainly in China, as well as transactions with vendors that are denominated in currencies other than the functional currencies. Fluctuations in the value of the U.S. Dollar relative to the foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

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

We believe that the application of our products in the computing and storage, automotive, industrial, communications and consumer markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

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

We may be unsuccessful in developing and selling new products with margins similar to, or better than, what we have experienced in the past, which would impact our overall gross margin and financial performance.

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 26% of our total revenue for the year ended December 31, 2021. We continue to rely on a limited number of customers for a significant portion of our revenue. Because we rely on a limited number of customers for significant percentages of our revenue, the loss of any of these customers, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 26% of our total revenue for the year ended December 31, 2021, and 26% of our total accounts receivable as of December 31, 2021. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

Our customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or changes in the raw material used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

There may be unanticipated costs associated with adding to our third-party suppliers’ manufacturing capacity.

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, and testing facilities for our products. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities, both with our current suppliers and with new suppliers. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities, including requirements to make long-term purchase commitments and upfront cash deposits to our suppliers;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in identifying and negotiating agreements with new foundries and suppliers; and

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

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

We have supply arrangements with certain suppliers for the production of wafers. Should any of our suppliers be acquired or become insolvent or capacity constrained, we may not be able to fulfill our customer orders, which would likely cause a decline in our revenue.

While certain aspects of our relationships with these suppliers are contractual, many important aspects of our relationships depend on our suppliers’ continued cooperation and our management of the supplier relationships. Our relationships could also be negatively impacted by changes in control or changes in the management team of the suppliers. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields and supply of our products. The failure of our suppliers to supply us wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

In addition, adverse macroeconomic conditions, such as inflationary pressures resulting from worldwide supply chain constraints and other factors, could increase the prices we pay to our suppliers. As a result of the increased costs, we may be required to raise the prices of our products in order to remain profitable, which could result in a loss of customers and reduced revenue.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the COVID-19 pandemic and supply chain disruptions may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of product within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory.  If we inaccurately assessed the market conditions for our products, we would have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

Risks Associated with Industry Dynamics and Competition

The highly cyclical nature of the semiconductor industry, which has resulted in significant and sometimes prolonged downturns, could materially and adversely affect our financial condition and results of operations.

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may again experience severe or prolonged downturns in the future, which could result in downward pressure on the price of our products as well as lower demand for our products. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns could have a material adverse effect on our business, financial condition and results of operations.

Industry consolidation may lead to increased competition and may harm our operating results.

In recent years, there has been a trend toward semiconductor industry consolidation. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors of multiple products for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers' acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations could be materially and adversely affected.

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

Risks Associated with Information Technology and Cybersecurity

Implementation of enhanced enterprise resource planning (“ERP”) or other information technology systems could result in significant disruptions to our operations.

From time to time, we may implement new ERP software solutions or upgrade existing systems. Implementation of these solutions and systems is highly dependent on coordination of system providers and internal business teams. We may experience difficulties as we transition to these new or upgraded systems and processes, including system downtime causing interruptions in business operations. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or any significant system failures could disrupt our operations and financial reporting, which could have a material adverse effect on our capital resources, financial condition or results of operations.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security.  Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. The increase in remote working arrangements during the COVID-19 pandemic has also heightened our potential exposure to cyber attacks, which could put the sensitive proprietary and financial information we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

Portions of our information technology (“IT”) infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and our remediation efforts may be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or a loss of customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation and substantially impair our ability to attract and retain customers, which could have an adverse impact on our business, financial condition and results of operations.

We are subject to various U.S. and international laws, policies and other regulations regarding data protection.

Personal privacy, cyber security, and data protection are becoming increasingly significant issues in China and other countries. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which became effective on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. For example, the Personal Information Protection Law (“PIPL”), took effect on November 1, 2021. PIPL is aimed at protecting and controlling the use and transfer of personal information in China. Given its recent passage, there is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal information-related data transfers.

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. In addition, an increasing number of states in the U.S. are enacting laws containing similar requirements to GDPR for businesses handling personal information of its customers. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020, and is expected to enact new or amend current laws in the future.

These regulatory requirements may increase our costs of compliance. Any failure to fully comply with the Cyber Security Law, the Data Security Law, PIPL, GDPR, CCPA, and other laws and regulations could lead to significant fines and corrective actions, which could adversely affect our business and results of operations. In addition, data security breaches experienced by us could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers and others.

Risks Associated with Strategic Investments and Initiatives

Our success depends on our investment of significant resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources into research and development. We expect to continue investing heavily in research and development in the future in order to continue to innovate and introduce new products in a timely manner and increase our revenue and profitability. Increased investments in research and development will increase our operating expenses, which may negatively impact our operating results, and we may not be able to reduce such expenses in a timely manner if we experience a downturn in sales. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase further. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue, which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances, and cause us to incur debt or to assume contingent liabilities, which could adversely affect our business.

As part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, or incur substantial debt or contingent liabilities. Such actions could impact our operating results and the price of our common stock.

In addition, we may be unable to identify or complete prospective acquisitions for various reasons, including competition from other companies in the semiconductor industry, the valuation expectations of acquisition candidates and applicable antitrust or other policies, laws or regulations. If we are unable to identify and complete acquisitions, we may not be able to successfully expand our business and product offerings.

We cannot guarantee that any future acquisitions will improve our results of operations or that we will otherwise realize the anticipated benefits of any acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	integrating the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

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

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing and other local regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts, including in the EU and the Organization for Economic Co-operation and Development.

We face risks in connection with our internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our results of operations and/or have a negative impact on our reputation and the trading price of our common stock, and could subject us to stockholder litigation. In addition, we cannot assure you that we will not in the future identify material weaknesses in our internal control over financial reporting, which may impact the reliability of our financial reporting and financial statements.

Risks Associated with Regulatory Compliance, Intellectual Property Protection and Litigation

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to the FCPA, the U.K. Bribery Act and various anti-corruption laws of other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA, the U.K. Bribery Act and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under these laws  for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with persons who may be considered “foreign officials” under the FCPA or other anti-corruption laws, resulting in an elevated risk of potential violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

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

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business in, including export control laws such as the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

Environmental laws and regulations could cause a disruption in our business and operations.

We are subject to various foreign, federal, state and local laws and regulations that govern the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various EU member countries and countries in Asia. There can be no assurance that similar laws and regulations will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future products if the costs were to become prohibitive.

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time, we are a party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings. Even if resolved favorably, such proceedings can be very expensive and time consuming, and may divert management's attention from other business operations.

Given our inability to control the timing and nature of significant events in our legal proceedings that either have arisen or may arise, our legal expenses are difficult to forecast and may vary substantially from our publicly disclosed forecasts with respect to any given quarter, which could contribute to increased volatility in our stock price and financial condition.

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations in general. We may also be subject to unanticipated legal proceedings, which would result in us incurring unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses, our stock price could be materially and adversely affected.

Future legal proceedings may divert our financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against additional infringement claims. Such litigation is very costly. In the event any third party makes a new infringement claim against us or our customers, we could incur additional ongoing and significant legal expenses. In addition, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. Further, if we are not successful in any of our intellectual property defenses, we may have to cease production of certain products, design around such technologies, or pay royalty payments, any of which could harm our financial condition and our business. Our management team may also be required to devote a great deal of time and effort to these legal proceedings, which could divert management’s attention from focusing on our operations, which could adversely affect our business.

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

Our future success depends upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed. Furthermore, if we lose key personnel, the search for a qualified replacement and the transition could interrupt our operations as the search could take us longer than expected and divert management resources, and the newly hired employee could take longer than expected to effectively integrate into the team.

If we fail to retain key employees in our sales, applications, finance and legal functions or to make continued improvements to our internal systems, particularly in the accounting and finance area, our business may suffer.

If we fail to continue to adequately staff our sales, applications, financial and legal positions, maintain or upgrade our business systems and maintain internal control that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products, and, if they were to terminate their employment, our sales, operations and internal control over financial reporting could be adversely affected.

Risks Associated with Ownership of Our Stock

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyber attacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war;

•	epidemics and pandemics, such as the COVID-19 pandemic;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•

export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, particularly in China;

•	ratings published by third-party organizations with respect to our environmental, social and governance (“ESG”) compliance efforts;

•	our compliance with regulatory mandates focusing on ESG issues; and

•	our performance against the ESG guidelines set by institutional stockholders and customers, and our ability to meet or exceed their expectations.

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

We have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock and on the return achieved by our stockholders.

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

General Risk Factors

The effects of global pandemics such as COVID-19 are highly unpredictable and could adversely affect our business, results of operations and financial condition.

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. Since the World Health Organization declared the COVID-19 outbreak as a pandemic in March 2020, it has resulted in significant disruptions and uncertainties in the global economy and in the financial markets. While the COVID-19 pandemic did not have a material and adverse impact on our business operations and financial condition, the ongoing effect of the pandemic on our future operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic and the introduction of new variants, and the impact on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. A prolonged outbreak could negatively affect our business, including:

•	unpredictability in demand, pricing and costs for our products, and losses of significant contracts or key customers as a result of a global economic downturn caused by the pandemic;

•	our ability to accurately forecast our results of operation, including products sales and market demand for our products;

•	reductions or delays in production levels, qualification activities with our customers, and valuation of our inventory due to changes in forecasted demand and our outlook on market conditions;

•	disruptions to our distribution channels and supply chain in connection with the sourcing of materials from geographic areas that have been impacted by the pandemic;

•

increased costs resulting from work-from-home and other measures we have enacted at certain of our locations around the world, and increased cyber security risks due to these remote working arrangements; and

•	losses on our investments due to defaults on payments by the issuers, write-offs of our accounts receivable due to defaults and insolvency, or significant delays in payments by our customers.

We have worked, and will continue to work, with our stakeholders, including customers, suppliers and employees, to address the continuing impact of this global pandemic. We continue to monitor the situation to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. The resumption of normal business operations may be delayed or constrained by lingering effects of the pandemic, including limitations imposed by governmental authorities on our ability to return to normal operating practices. These effects, alone or taken together, could have a material adverse impact on our business, results of operations or financial condition.

Our worldwide operations are subject to political, economic and health risks and natural disasters, which could have a material adverse effect on our business operations.

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that earthquakes or other natural disasters, labor strikes, terrorism, war, political unrest, epidemics and pandemics, and/or health advisories could disrupt our operations. For example, the COVID-19 pandemic has resulted in disruptions in our business operations and global economic activities. Any of these events may cause disruptions and have a material adverse impact on our business and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes our significant properties as of December 31, 2021:

	Approximate
	Building
Location	Square Footage	Primary Use
Owned:
United States:
Kirkland, Washington	70,000	Principal executive office, research and development, sales and marketing
Livonia, Michigan	40,000	Sales and marketing, research and development
San Jose, California	106,000	Research and development, sales and marketing, administrative
International:
Barcelona, Spain	12,000	Research and development, sales and marketing
Chengdu, China	200,000	Research and development, administrative
Chengdu, China	60,000	Manufacturing operations
Chengdu, China	451,000	Manufacturing operations, research and development, administrative
Ettenheim, Germany	57,000	Sales and marketing
Hangzhou, China	68,000	Research and development
Shanghai, China	23,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	47,000	Sales and marketing, research and development

Leased:
Barcelona, Spain	12,000	Research and development
Chengdu, China	235,000	Manufacturing operations, inventory warehouse
Hsinchu, Taiwan	34,000	Research and development

We also lease other sales and marketing, and research and development offices in Asia, Europe and the United States. We believe that our existing facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of December 31, 2021, there were no material pending legal proceedings to which we were a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.”

Holders of Common Stock

As of February 18, 2022, there were 53 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2016 and its performance relative to the performance of a similar investment in the two indexes is shown through December 31, 2021, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

$700
$600
$500
$400
$300
$200
$100
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Monolithic Power Systems, Inc.
Nasdaq Composite Index
PHLX Semiconductor Sector Index

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

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K. This discussion and analysis contain, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Discussions of 2019 results and year-to-year comparisons between 2020 and 2019 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Overview

We are a global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary semiconductor process and system integration technologies. These combined strengths enable us to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in computing and storage, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy and material consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical lead times for orders are generally 16 to 26 weeks. Recently, we have experienced high customer demand, which has resulted in longer than usual lead times. These factors, combined with the fact that orders in the semiconductor industry can typically be cancelled or rescheduled without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 90%, 91% and 89% for the years ended December 31, 2021, 2020 and 2019, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the computing and storage, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. While governmental measures such as travel-related restrictions, quarantines, shelter-in-place orders and business restrictions and shutdowns have begun to lift in recent months, the impact of the pandemic on the global economy continues to remain uncertain.

Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations for the year ended December 31, 2021. Some of the key developments and initiatives we have implemented include, but are not limited to, the following:

●	Employees:

Our top priority during the pandemic is protecting the health and safety of our employees. As governments continue to institute new guidelines on commercial operations, we continue to monitor new developments and work to ensure our compliance while also maintaining business continuity for essential operations. In the U.S. and certain international locations, we continue to implement work-from-home arrangements in accordance with local regulations. To date, we believe these arrangements have contributed to the health and safety of our employees, while allowing us to successfully maintain business operations and customer relations.

●	Facilities and Supply Chain:

Our manufacturing facilities in China, Taiwan and South Korea are fully operational and have experienced minimal disruptions, as we continue to follow the guidance and requirements issued by governmental authorities. In addition, we have not experienced any major supply chain disruptions as a result of the pandemic.

●	Customers:

Overall, we did not experience an adverse impact on customer demand during 2021 as a result of the pandemic. Our revenue increased in all of our end markets compared to 2020. Furthermore, there were no significant delays in payments by our customers. However, we cannot provide assurance that we will not experience a material and adverse impact on customer demand or payments in 2022 as a result of the pandemic.

●	Liquidity and Capital Resources:

Our cash and investment balances remain strong and we continue to generate positive operating cash flows. We believe we have sufficient liquidity to satisfy our cash needs as we manage through the current uncertain environment. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity to support our business for 2022 and beyond.

We have worked, and are continuing to actively work, with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy, the semiconductor industry and our business. A prolonged economic slowdown as a result of the pandemic, or otherwise, could materially and adversely impact our business, results of operations and financial condition for 2022 and beyond.

Cybersecurity Risk Management

We are committed to protecting our IT assets, including computers, systems, corporate networks and sensitive data, from unauthorized access or attack. We have established an internal global IT policy handbook as well as IT security management control procedures designed to:

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

Our IT Steering Committee, which consists of our senior management and IT team, meets on a regular basis to review initiatives and projects to improve IT security, as well as resources and budgets for our cybersecurity compliance and education efforts. We completed the ISO 27001 certification, a globally recognized information security standard, in 2021.

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

We believe we have adequate resources and sufficient policies, procedures and oversight in place to identify and manage our IT security risks to our business operations. To date, we do not believe we have experienced any material information security breaches and have not incurred significant operating expenses related to information security breaches.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic. Actual results could differ from these estimates and assumptions, and any such differences may be material to our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

As of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance related to the COVID-19 pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.

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

Overall, our estimates of adjustments to contract price due to variable consideration have been materially consistent with actual results; however, these estimates are subject to management’s judgment and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenue and operating results.

Inventory Valuation

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value. We write down excess and obsolete inventories based on their age and forecasted demand, which includes estimates taking into consideration our revenue forecast, outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if actual demand or market conditions are more favorable, inventories may be sold that were previously written down.

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

As of December 31, 2021 and 2020, we had a valuation allowance of $19.5 million and $18.2 million, respectively, attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made.

Contingencies

We record a contingent liability related to pending legal and regulatory proceedings when it is probable that a loss has been incurred and the amount is reasonably estimable. Based on the facts and circumstances in each matter, the determination of such liability requires significant judgment. In determining the amount of a contingent loss, we take into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, we may need to record additional contingent losses that could materially and adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed which could result in a favorable impact on our results of operations.

Stock-Based Compensation

For equity awards with performance conditions, as well as awards containing both market and performance conditions, we recognize compensation expense when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the projected achievement was revised upward or if the actual results were higher than the projected achievement, additional compensation expense would be recorded for the awards due to the cumulative catch-up adjustment, which would have an adverse impact on our results of operations. Conversely, if the projected achievement was revised downward or if the actual results were lower than the projected achievement, previously accrued compensation expense would be reversed for the awards, which would have a favorable impact on our results of operations. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment of achievement of the performance conditions or actual results being different from projections made by management.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements regarding accounting pronouncements adopted for the year ended December 31, 2021.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except percentages)
Revenue	$1,207,798	100.0%	$844,452	100.0%	$627,921	100.0%
Cost of revenue	522,339	43.2	378,498	44.8	281,596	44.8
Gross profit	685,459	56.8	465,954	55.2	346,325	55.2
Operating expenses:
Research and development	190,627	15.8	137,598	16.3	107,757	17.2
Selling, general and administrative	226,190	18.7	161,670	19.1	133,542	21.3
Litigation expense, net	6,225	0.6	7,804	1.0	2,464	0.4
Total operating expenses	423,042	35.1	307,072	36.4	243,763	38.9
Operating income	262,417	21.7	158,882	18.8	102,562	16.3
Other income, net	9,802	0.8	10,460	1.3	10,558	1.7
Income before income taxes	272,219	22.5	169,342	20.1	113,120	18.0
Income tax expense	30,196	2.5	4,967	0.6	4,281	0.7
Net income	$242,023	20.0%	$164,375	19.5%	$108,839	17.3%

Revenue

The following table summarizes our revenue by end market:

	Year Ended December 31,						Change
End Market	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue	From 2020 to 2021	From 2019 to 2020
	(in thousands, except percentages)
Computing and storage	$372,278	30.8%	$253,177	30.0%	$189,215	30.1%	47.0%	33.8%
Automotive	204,335	16.9	108,966	12.9	90,303	14.4	87.5%	20.7%
Industrial	184,784	15.3	119,603	14.2	99,381	15.8	54.5%	20.3%
Communications	164,091	13.6	142,326	16.8	84,794	13.5	15.3%	67.8%
Consumer	282,310	23.4	220,380	26.1	164,228	26.2	28.1%	34.2%
Total	$1,207,798	100.0%	$844,452	100.0%	$627,921	100.0%	43.0%	34.5%

Revenue for the year ended December 31, 2021 was $1,207.8 million, an increase of $363.3 million, or 43.0%, from $844.5 million for the year ended December 31, 2020. Overall unit shipments increased by 31% and average sales prices increased by approximately 8% compared to the same period in 2020. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the year ended December 31, 2021, revenue from the computing and storage market increased $119.1 million, or 47.0%, from the same period in 2020. This increase was primarily driven by strong sales growth for enterprise notebooks, cloud computing and storage applications. Revenue from the automotive market increased $95.4 million, or 87.5%, from the same period in 2020. This increase was primarily driven by sales growth for highly integrated applications supporting the digital cockpit, advanced driver assistance systems and connectivity. Revenue from the industrial market increased $65.2 million, or 54.5%, from the same period in 2020. This increase was broad-based with each of our primary product lines enjoying better than double-digit revenue growth. Revenue from the communications market increased $21.8 million, or 15.3%, from the same period in 2020. The increase was primarily due to higher sales of products for infrastructure and wireless applications. Revenue from the consumer market increased $61.9 million, or 28.1%, from the same period in 2020. This increase was primarily driven by increased sales for home appliances and smart TV's.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,			Change
	2021	2020	2019	From 2020 to 2021	From 2019 to 2020
	(in thousands, except percentages)
Cost of revenue	$522,339	$378,498	$281,596	38.0%	34.4%
As a percentage of revenue	43.2%	44.8%	44.8%
Gross profit	$685,459	$465,954	$346,325	47.1%	34.5%
Gross margin	56.8%	55.2%	55.2%

Cost of revenue was $522.3 million, or 43.2% of revenue, for the year ended December 31, 2021, and $378.5 million, or 44.8% of revenue, for the year ended December 31, 2020. The $143.8 million increase in cost of revenue was primarily due to a 31% increase in overall unit shipments and a 6% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, warranty expenses and inventory write-downs, which was partially offset by a one-time benefit of $4.0 million from a litigation settlement.

Gross margin was 56.8% for the year ended December 31, 2021, compared with 55.2% for the year ended December 31, 2020. The increase in gross margin was mainly driven by a favorable product mix and a one-time benefit of $4.0 million from a litigation settlement as a percentage of revenue, which was partially offset by higher warranty expenses as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
	2021	2020	2019	From 2020 to 2021	From 2019 to 2020
	(in thousands, except percentages)
R&D expenses	$190,627	$137,598	$107,757	38.5%	27.7%
As a percentage of revenue	15.8%	16.3%	17.2%

R&D expenses were $190.6 million, or 15.8% of revenue, for the year ended December 31, 2021, and $137.6 million, or 16.3% of revenue, for the year ended December 31, 2020. The $53.0 million increase in R&D expenses was primarily due to an increase of $24.7 million in cash compensation expenses, which include salary, benefits and bonuses, an increase of $6.4 million in new product development expenses, and an increase of $6.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. Our R&D headcount was 1,087 employees as of December 31, 2021, compared with 930 employees as of December 31, 2020.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
	2021	2020	2019	From 2020 to 2021	From 2019 to 2020
	(in thousands, except percentages)
SG&A expenses	$226,190	$161,670	$133,542	39.9%	21.1%
As a percentage of revenue	18.7%	19.1%	21.3%

SG&A expenses were $226.2 million, or 18.7% of revenue, for the year ended December 31, 2021, and $161.7 million, or 19.1% of revenue, for the year ended December 31, 2020. The $64.5 million increase in SG&A expenses was primarily due to an increase of $31.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, $24.2 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $4.1 million in commission expenses driven by higher revenue. Our SG&A headcount was 688 employees as of December 31, 2021, compared with 564 employees as of December 31, 2020.

Litigation Expense, Net

Litigation expense was $6.2 million for the year ended December 31, 2021, compared with $7.8 million for the year ended December 31, 2020. The expense for both periods was attributable to litigation activity related to ongoing patent infringement and other matters.

Other Income, Net

Other income, net, was $9.8 million for the year ended December 31, 2021, compared with $10.5 million for the year ended December 31, 2020. The decrease was primarily due to a decrease of $1.0 million in realized gains from sales of investments, which was partially offset by an increase of $0.6 million in net interest income.

Income Tax Expense

The income tax expense for the year ended December 31, 2021 was $30.2 million, or 11.1% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China taxed at lower statutory tax rates. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the year ended December 31, 2020 was $5.0 million, or 2.9% of pre-tax income. The effective tax rate differed from the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China taxed at lower statutory tax rates and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The increase in the effective tax rate for the year ended December 31, 2021 compared to the prior period was primarily due to lower excess tax benefits from stock-based compensation and lower tax credits from R&D activities. The increase was partially offset by higher foreign income from our subsidiaries in Bermuda and China taxed at lower statutory tax rates.

See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

	December 31,
	2021	2020
	(in thousands, except percentages)
Cash and cash equivalents	$189,265	$334,944
Short-term investments	535,817	260,169
Total cash, cash equivalents and short-term investments	$725,082	$595,113
Percentage of total assets	45.7%	49.2%

Total current assets	$1,124,852	$841,998
Total current liabilities	(226,944)	(146,969)
Working capital	$897,908	$695,029

As of December 31, 2021, we had cash and cash equivalents of $189.3 million and short-term investments of $535.8 million, compared with cash and cash equivalents of $334.9 million and short-term investments of $260.2 million as of December 31, 2020. As of December 31, 2021, $126.8 million of cash and cash equivalents and $320.2 million of short-term investments were held by our international subsidiaries. For the years ended December 31, 2021 and 2020, we repatriated $70.0 million and $30.0 million, respectively, of cash from our Bermuda subsidiary to the U.S. The proceeds will primarily be used to fund our ongoing business operations. We may repatriate additional cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$320,010	$267,803	$216,303
Net cash used in investing activities	(378,886)	(39,177)	(167,112)
Net cash used in financing activities	(90,206)	(71,557)	(48,050)
Effect of change in exchange rates	3,400	4,926	(883)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(145,682)	$161,995	$258

For the year ended December 31, 2021, the $52.2 million increase in cash provided by operating activities compared to the prior period was primarily due to an increase of $77.6 million in net income and an increase of $37.9 million in stock-based compensation expense, partially offset by changes in operating assets and liabilities.

For the year ended December 31, 2021, the $339.7 million increase in cash used in investing activities compared to the prior period was primarily due to a $243.8 million decrease in proceeds from maturities and sales of investments, a $59.9 million increase in purchases of short-term investments and a $38.8 million increase in capital expenditures.

For the year ended December 31, 2021, the $18.6 million increase in cash used in financing activities compared to the prior period was primarily due to a $20.6 million increase in dividend and dividend equivalent payments.

In the future, in order to strengthen our financial position, respond to adverse developments, changes in our circumstance or unforeseen events or conditions, or fund our growth, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, issuing debt or convertible debt securities, incurring indebtedness secured by our assets, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Cash Requirements

Although consequences of any economic uncertainty and macroeconomic conditions could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $725.1 million as of December 31, 2021, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

Our material cash requirements include the following contractual and other obligations:

Purchase Obligations

Purchase obligations represent our obligations with our suppliers and other parties that require the purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements. As of December 31, 2021, our total obligations were $198.6 million, of which approximately $188.7 million was short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the 2017 Tax Act. As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of December 31, 2021, the remaining liability totaled $16.8 million, of which $2.0 million was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of December 31, 2021, these obligations totaled $5.8 million, of which $2.5 million was short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of December 31, 2021, accrued dividends totaled $27.7 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of the stockholders.

In addition, in February 2022, our Board of Directors approved an increase in the quarterly cash dividend from $0.60 per share to $0.75 per share.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of December 31, 2021, these obligations totaled $64.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2021, the impact of changes in interest rates on our interest income was immaterial.

Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive income on the Consolidated Balance Sheets. When the fair value of an investment is below its amortized cost basis, unrealized losses due to changes in interest rates (i.e., non-credit loss factors) are not recognized in our results of operations unless we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis. Based on our investment positions as of December 31, 2021, a hypothetical 100 basis point increase in interest rates would result in a $3.9 million decline in the fair value of our investments. Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity.

We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars through our subsidiary in Bermuda. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of our offshore operations is generally the local currency, primarily including the Renminbi, the New Taiwan Dollar and the Euro. We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in a currency other than the functional currency. Gains or losses from the remeasurement and settlement of the balances are reported in other income, net, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations for all periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Inventory Valuation

Description of the Matter

The Company’s inventories totaled $259.4 million as of December 31, 2021, representing 16.4% of total assets. As explained in Note 1 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory write-down process. This included controls over management’s assessment of inventory valuation, including the determination of forecasted usage of inventories.

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

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monolithic Power Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 25, 2022

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$189,265	$334,944
Short-term investments	535,817	260,169
Accounts receivable, net	104,813	66,843
Inventories	259,417	157,062
Other current assets	35,540	22,980
Total current assets	1,124,852	841,998
Property and equipment, net	362,962	281,528
Goodwill	6,571	6,571
Deferred tax assets, net	21,917	18,556
Other long-term assets	69,523	59,838
Total assets	$1,585,825	$1,208,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,027	$38,169
Accrued compensation and related benefits	62,635	45,840
Other accrued liabilities	81,282	62,960
Total current liabilities	226,944	146,969
Income tax liabilities	47,669	37,062
Other long-term liabilities	67,227	57,873
Total liabilities	341,840	241,904
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 46,256 and 45,267, respectively	803,226	657,701
Retained earnings	424,879	298,746
Accumulated other comprehensive income	15,880	10,140
Total stockholders’ equity	1,243,985	966,587
Total liabilities and stockholders’ equity	$1,585,825	$1,208,491

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,207,798	$844,452	$627,921
Cost of revenue	522,339	378,498	281,596
Gross profit	685,459	465,954	346,325
Operating expenses:
Research and development	190,627	137,598	107,757
Selling, general and administrative	226,190	161,670	133,542
Litigation expense, net	6,225	7,804	2,464
Total operating expenses	423,042	307,072	243,763
Operating income	262,417	158,882	102,562
Other income, net	9,802	10,460	10,558
Income before income taxes	272,219	169,342	113,120
Income tax expense	30,196	4,967	4,281
Net income	$242,023	$164,375	$108,839

Net income per share:
Basic	$5.28	$3.67	$2.52
Diluted	$5.05	$3.50	$2.38
Weighted-average shares outstanding:
Basic	45,851	44,840	43,165
Diluted	47,889	47,014	45,763

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$242,023	$164,375	$108,839
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,404	14,150	(1,706)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $613, $(325) and $(203), respectively	(2,664)	1,466	1,773
Other comprehensive income, net of tax	5,740	15,616	67
Comprehensive income	$247,763	$179,991	$108,906

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2019	42,505	$450,908	$194,728	$(5,543)	$640,093
Net income	-	-	108,839	-	108,839
Other comprehensive income	-	-	-	67	67
Dividends and dividend equivalents declared ($1.60 per share)	-	-	(74,117)	-	(74,117)
Common stock issued under the employee equity incentive plan	1,083	16,650	-	-	16,650
Common stock issued under the employee stock purchase plan	28	3,277	-	-	3,277
Stock-based compensation expense	-	78,682	-	-	78,682
Balance as of December 31, 2019	43,616	549,517	229,450	(5,476)	773,491
Net income	-	-	164,375	-	164,375
Other comprehensive income	-	-	-	15,616	15,616
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(95,079)	-	(95,079)
Common stock issued under the employee equity incentive plan	1,623	18,767	-	-	18,767
Common stock issued under the employee stock purchase plan	28	3,819	-	-	3,819
Stock-based compensation expense	-	85,598	-	-	85,598
Balance as of December 31, 2020	45,267	657,701	298,746	10,140	966,587
Net income	-	-	242,023	-	242,023
Other comprehensive income	-	-	-	5,740	5,740
Dividends and dividend equivalents declared ($2.40 per share)	-	-	(115,890)	-	(115,890)
Common stock issued under the employee equity incentive plan	972	17,322	-	-	17,322
Common stock issued under the employee stock purchase plan	17	4,670	-	-	4,670
Stock-based compensation expense	-	123,533	-	-	123,533
Balance as of December 31, 2021	46,256	$803,226	$424,879	$15,880	$1,243,985

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$242,023	$164,375	$108,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,699	19,186	14,867
Amortization of premium on available-for-sale securities	4,674	2,979	729
Gain on deferred compensation plan investments	(4,563)	(4,592)	(3,806)
Deferred taxes, net	(2,772)	(1,627)	(577)
Stock-based compensation expense	123,479	85,551	78,699
Other	110	(1,072)	(259)
Changes in operating assets and liabilities:
Accounts receivable	(37,976)	(14,123)	2,512
Inventories	(102,323)	(29,503)	8,865
Other assets	(15,311)	(3,003)	(10,204)
Accounts payable	32,926	10,410	3,048
Accrued compensation and related benefits	16,536	18,524	7,496
Income tax liabilities	11,771	747	(1,355)
Other accrued liabilities	22,737	19,951	7,449
Net cash provided by operating activities	320,010	267,803	216,303
Cash flows from investing activities:
Purchases of property and equipment	(94,445)	(55,639)	(95,806)
Sales of property and equipment	25	29	9,268
Purchases of short-term investments	(394,886)	(334,947)	(212,562)
Maturities and sales of short-term investments	113,255	357,092	135,801
Purchases of long-term investments	-	(3,316)	-
Sales of long-term investments	500	300	250
Contributions to deferred compensation plan, net	(2,542)	(2,696)	(3,082)
Purchases of intangible assets	(793)	-	(981)
Net cash used in investing activities	(378,886)	(39,177)	(167,112)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,834)	(5,357)	(683)
Proceeds from common stock issued under the employee equity incentive plan	17,322	18,767	16,650
Proceeds from common stock issued under the employee stock purchase plan	4,670	3,819	3,277
Dividends and dividend equivalents paid	(109,364)	(88,786)	(67,294)
Net cash used in financing activities	(90,206)	(71,557)	(48,050)
Effect of change in exchange rates	3,400	4,926	(883)
Net increase (decrease) in cash, cash equivalents and restricted cash	(145,682)	161,995	258
Cash, cash equivalents and restricted cash, beginning of period	335,071	173,076	172,818
Cash, cash equivalents and restricted cash, end of period	$189,389	$335,071	$173,076
Supplemental disclosures for cash flow information:
Cash paid for taxes	$21,148	$1,405	$10,700
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$17,877	$7,839	$7,803
Liability accrued for dividends and dividend equivalents	$33,059	$27,507	$21,955

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets high-performance, semiconductor-based power electronics solutions. MPS’s mission is to provide innovative power solutions in the computing and storage, automotive, industrial, communications and consumer markets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of share-based awards, contingencies and income tax valuation allowances.  Actual results could differ from these estimates and assumptions, and any such differences  may be material to the Company’s consolidated financial statements.

The COVID-19 pandemic did not materially and adversely impact the Company's overall operating results or business operations for the years ended December 31, 2021 and 2020. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.

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

The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers or the terms of such arrangements; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in government policies and regulations on trade restrictions and corporate taxes; availability of necessary components or sub-assemblies; availability of foundry capacity; ability to integrate acquired companies; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency

In general, the functional currency of the Company’s international subsidiaries is the local currency. The primary subsidiaries are located in China, Taiwan and Europe, which utilize the Renminbi, the New Taiwan Dollar and the Euro as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.

In addition, the Company incurs foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and its foreign subsidiaries, that are denominated in a currency other than the functional currency. In connection with the remeasurement and settlement of the balances, the Company recorded foreign currency exchange losses of $0.7 million, $1.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were reported in other income, net, on the Consolidated Statements of Operations.

For intercompany transactions that are of a long-term investment nature, the Company records the foreign currency exchange gains and losses in accumulated other comprehensive income on the Consolidated Balance Sheets.

Cash Equivalents and Debt Investments

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. The Company may classify investments with maturities beyond one year as short-term based on the nature of the investments and their availability for use in current operations.

Cash equivalents are stated at cost, which approximates fair market value. The Company’s short-term and long-term debt investments are classified as available-for-sale securities and are stated at their fair market value, with unrealized gains and losses recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. Premiums and discounts on debt investments are generally amortized or accreted over the life of the related available-for-sale securities. Interest income is recognized when earned. The cost of investments sold is determined on a specific identification method.

Available-for-sale investments are subject to impairment reviews when the fair value is below the amortized cost basis. If the Company determines that the decline in fair value below the amortized cost basis is due to credit-related factors, the impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to earnings. An impairment that is not credit-related is recognized in accumulated other comprehensive income on the Consolidated Balance Sheets. If the Company intends to sell the impaired investments, or more likely than not will be required to sell such investments before recovering the amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the amortized cost basis.

Equity Investments

Equity investments in privately held companies without readily determinable fair values are accounted for under the measurement alternative method, provided that the Company does not have the ability to exercise significant influence or control over the investees. Under this method, the Company measures the investments at cost, less any impairment, and adjusts the carrying value of the investments to fair value resulting from observable transactions for identical or similar investments of the same issuer. The Company records the investments in other long-term assets on the Consolidated Balance Sheets, and gains and losses on the investments are recognized in other income, net, on the Consolidated Statements of Operations.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value. The Company writes down excess and obsolete inventories based on their age and forecasted demand, which includes estimates taking into consideration the Company’s revenue forecast, outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

The Company tests goodwill for impairment at least annually in the fourth quarter of each year, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative goodwill impairment test is performed to measure the impairment loss. No impairment of goodwill has been identified in any of the periods presented.

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

	December 31,
	2021	2020
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$21,386	$19,222
Fair value of mutual funds and money market funds	31,786	26,924
Total	$53,172	$46,146

Deferred compensation plan assets reported in:
Other long-term assets	$53,172	$46,146

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$282	$155
Other long-term liabilities	55,489	48,280
Total	$55,771	$48,435

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

Leases

The Company determines if an arrangement is a lease at inception. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. ROU assets also include any initial direct costs incurred and prepaid lease payments, less lease incentives received. Because the implicit rate in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the remaining lease payment. The Company recognizes operating lease costs on a straight-line basis over the lease term.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with only service conditions is determined based on the grant date stock price. The fair value of all other awards is determined based on the following valuation methods:

Type of Awards	Valuation Method
RSUs with performance conditions	Black-Scholes model
RSUs with market conditions	Monte Carlo simulation model
RSUs with both performance and market conditions	Monte Carlo simulation model
Shares issued under the employee stock purchase plan (“ESPP”)	Black-Scholes model

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to performance or market conditions is recognized over the requisite service period for each separately vesting tranche. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with only performance conditions, as well as awards containing both market and performance conditions, the Company recognizes compensation expense when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and the analog industry revenue forecasts, and internal factors, such as the Company’s business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied as a result of management’s assessment.

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

Litigation expense, net, recorded on the Consolidated Statements of Operations includes primarily patent infringement litigation and other business matters. The Company records litigation costs in the period in which they are incurred. Proceeds resulting from settlement of litigation or favorable judgments are recorded as a reduction against litigation expense, net.

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

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive income presented on the Consolidated Balance Sheets primarily consists of unrealized gains or losses related to available-for-sale investments and foreign currency translation adjustments.

Recently Adopted Accounting Pronouncements

In December 2021, the SEC issued Staff Accounting Bulletin (“SAB”) No. 120, which provides guidance on the measurement and disclosure of share-based payment arrangements that are entered into when an entity is in possession of material non-public information, to which the market is likely to react positively when such information is announced. The SAB became effective immediately and is applied prospectively. The Company adopted the guidance in the fourth quarter of 2021 and the adoption did not have an impact on its consolidated financial statements.

In  December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard became effective for annual reporting periods beginning after  December 15, 2020. The standard is generally applied prospectively, with certain exceptions. The Company adopted the standard in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested ICs, as well as dies in wafer form. These product sales accounted for 97%, 97% and 99% of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 16 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, OEMs, ODMs and EMS providers. For the years ended December 31, 2021, 2020 and 2019, 88%, 81% and 83%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower price, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  December 31, 2021 and 2020, accounts receivable totaled $104.8 million and $66.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of December 31, 2021 and 2020, customer prepayments totaled $4.3 million and $7.2 million, respectively. The decrease in the customer prepayment balance for the year ended December 31, 2021 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the year ended December 31, 2021, the Company recognized $7.2 million of revenue that was included in the customer prepayment balance as of December 31, 2020.

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

3.  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	December 31,
	2021	2020
Cash	$174,937	$300,609
Money market funds	14,328	34,335
Certificates of deposit	141,478	-
Corporate debt securities	386,883	249,671
Commercial paper	-	2,999
U.S. treasuries and government agency bonds	7,456	7,499
Auction-rate securities backed by student-loan notes	2,401	2,861
Total	$727,483	$597,974

	December 31,
	2021	2020
Reported as:
Cash and cash equivalents	$189,265	$334,944
Short-term investments	535,817	260,169
Investment within other long-term assets	2,401	2,861
Total	$727,483	$597,974

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$123,204	$123,381
Due in 1 - 5 years	413,850	412,436
Due in greater than 5 years	2,520	2,401
Total	$539,574	$538,218

For the year ended December 31, 2020, the Company recognized gross realized gains of $1.1 million on the sale of investments. Gross realized gains and losses were not material for the other periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,328	$-	$-	$14,328
Certificates of deposit	141,478	-	-	141,478
Corporate debt securities	388,081	570	(1,768)	386,883
U.S. treasuries and government agency bonds	7,495	-	(39)	7,456
Auction-rate securities backed by student-loan notes	2,520	-	(119)	2,401
Total	$553,902	$570	$(1,926)	$552,546

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,335	$-	$-	$34,335
Corporate debt securities	247,591	2,177	(97)	249,671
Commercial paper	2,999	-	-	2,999
U.S. treasuries and government agency bonds	7,499	2	(2)	7,499
Auction-rate securities backed by student-loan notes	3,020	-	(159)	2,861
Total	$295,444	$2,179	$(258)	$297,365

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$285,954	$(1,765)	$4,760	$(3)	$290,714	$(1,768)
U.S. treasuries and government agency bonds	7,456	(39)	-	-	7,456	(39)
Auction-rate securities backed by student-loan notes	-	-	2,401	(119)	2,401	(119)
Total	$293,410	$(1,804)	$7,161	$(122)	$300,571	$(1,926)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,144	$(97)	$-	$-	$59,144	$(97)
U.S. treasuries and government agency bonds	5,998	(2)	-	-	5,998	(2)
Auction-rate securities backed by student-loan notes	-	-	2,861	(159)	2,861	(159)
Total	$65,142	$(99)	$2,861	$(159)	$68,003	$(258)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of December 31, 2021 and 2020, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 24 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $40.8 million, or 94% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee. As of December 31, 2021 and 2020, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $3.3 million and $3.4 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the years ended December 31, 2021 and 2020.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amounts reported on the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$189,265	$334,944
Restricted cash included in other long-term assets	124	127
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$189,389	$335,071

As of  December 31, 2021 and 2020, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value of the financial assets measured on a recurring basis (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$14,328	$14,328	$-	$-
Certificates of deposit	141,478	-	141,478	-
Corporate debt securities	386,883	-	386,883	-
U.S. treasuries and government agency bonds	7,456	-	7,456	-
Auction-rate securities backed by student-loan notes	2,401	-	-	2,401
Mutual funds and money market funds under deferred compensation plan	31,786	31,786	-	-
Total	$584,332	$46,114	$535,817	$2,401

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$34,335	$34,335	$-	$-
Corporate debt securities	249,671	-	249,671	-
Commercial paper	2,999	-	2,999	-
U.S. treasuries and government agency bonds	7,499	-	7,499	-
Auction-rate securities backed by student-loan notes	2,861	-	-	2,861
Mutual funds and money market funds under deferred compensation plan	26,924	26,924	-	-
Total	$324,289	$61,259	$260,169	$2,861

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$29,478	$25,503
Work in process	130,029	77,100
Finished goods	99,910	54,459
Total	$259,417	$157,062

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
RSU tax withholding proceeds receivable	$16,224	$12,504
Prepaid expense	9,526	5,032
Accrued interest receivable	5,440	1,914
Other	4,350	3,530
Total	$35,540	$22,980

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2021	2020
Land	$38,872	$35,432
Production equipment and software	233,398	163,317
Buildings and improvements	202,901	142,869
Transportation equipment	28,608	18,396
Leasehold improvements	8,990	8,705
Furniture and fixtures	10,738	6,383
Construction in progress	11,333	49,575
Property and equipment, gross	534,840	424,677
Less: accumulated depreciation and amortization	(171,878)	(143,149)
Total	$362,962	$281,528

Depreciation and amortization expense on property and equipment was $28.4 million, $18.9 million and $14.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred compensation plan assets	$53,172	$46,146
Prepaid expense	2,311	2,340
Other	14,040	11,352
Total	$69,523	$59,838

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Dividends and dividend equivalents	$32,364	$26,435
Warranty	20,989	6,895
Stock rotation and sales returns	5,748	6,005
Customer prepayments	4,300	7,238
Other	17,881	16,387
Total	$81,282	$62,960

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred compensation plan liabilities	$55,489	$48,280
Dividend equivalents	8,470	7,871
Other	3,268	1,722
Total	$67,227	$57,873

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

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		December 31,
	Financial Statement Line Item	2021	2020
Operating lease ROU assets	Other long-term assets	$6,297	$3,719

Operating lease liabilities	Other accrued liabilities	$2,539	$1,406
	Other long-term liabilities	$3,268	$1,693

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Lease costs:
Operating lease costs	$2,454	$1,488	$1,509
Other	740	300	465
Total lease costs	$3,194	$1,788	$1,974

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,315	$1,526	$1,364
ROU assets obtained in exchange for new operating lease liabilities (1)	$5,195	$2,181	$3,667

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	2.8	2.7
Weighted-average discount rate	2.0%	2.7%

___________

(1)	For the year ended December 31, 2019, the amount includes $2.3 million for operating leases existing on January 1, 2019, the adoption date of ASU No. 2016-02, Leases (Topic 842).

As of  December 31, 2021, the maturities of the lease liabilities were as follows (in thousands):

2022	$2,630
2023	1,724
2024	956
2025	656
2026	8
Total remaining lease payments	5,974
Less: imputed interest	(167)
Total lease liabilities	$5,807

As of  December 31, 2021, the Company had no operating leases that have not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to four years. Some of these leases include options to renew the lease term for up to five years.

Income related to lease payments was $2.2 million, $1.9 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, future income related to lease payments was as follows (in thousands):

2022	$2,255
2023	1,582
2024	617
2025	109
2026	21
Total	$4,584

8.  STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  December 31, 2021, 5.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$3,543	$2,592	$2,409
Research and development	26,030	20,033	19,584
Selling, general and administrative	93,906	62,926	56,706
Total stock-based compensation expense	$123,479	$85,551	$78,699
Tax benefit related to stock-based compensation (1)	$1,760	$1,855	$2,754

______________
(1)  Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code (“IRC”).

RSUs

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with both market and performance conditions (“MPSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards also include service conditions which require continued employment with the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	240	$95.38	2,174	$61.61	2,219	$35.69	4,633	$50.94
Granted	52	$141.32	512 (1)	$99.88	-	$-	564	$103.68
Vested	(103)	$81.53	(656)	$53.72	(324)	$23.57	(1,083)	$47.34
Forfeited	(9)	$117.31	(43)	$42.72	(9)	$68.48	(61)	$57.01
Outstanding at December 31, 2019	180	$115.45	1,987	$74.50	1,886	$37.63	4,053	$59.16
Granted	76	$189.28	627 (1)	$173.40	-	$-	703	$175.12
Vested	(86)	$110.67	(1,213)	$59.03	(324)	$23.57	(1,623)	$54.70
Forfeited	(9)	$138.34	(11)	$84.48	(8)	$68.48	(28)	$96.35
Outstanding at December 31, 2020	161	$151.62	1,390	$132.60	1,554	$40.40	3,105	$87.42
Granted	46	$384.33	365 (1)	$354.12	-	$-	411	$357.49
Vested	(71)	$144.46	(577)	$91.50	(324)	$23.57	(972)	$72.69
Forfeited	(11)	$207.04	(12)	$103.84	(12)	$68.48	(35)	$124.50
Outstanding at December 31, 2021	125	$235.82	1,166	$222.78	1,218	$44.59	2,509	$136.87

_________

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $381.2 million, $326.2 million and $138.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total intrinsic value of all outstanding RSUs was $1.2 billion, based on the closing stock price of $493.33. As of December 31, 2021, unamortized compensation expense related to all outstanding RSUs was $156.4 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price totaled $17.3 million, $18.8 million and $16.6 million for the years ended  December 31, 2021, 2020 and 2019, respectively.

Time-Based RSUs

For the years ended December 31, 2021, 2020 and 2019, the Compensation Committee granted 46,000, 76,000 and 52,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

PSUs and MPSUs

2021 PSUs:

In February 2021, the Compensation Committee granted 80,000 PSUs to the executive officers, which represent a target number of shares that can be earned subject to the achievement of two sets of performance goals (“2021 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2021 Executive PSUs based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2021 Executive PSUs will vest in the first quarter of 2023 if the pre-determined revenue goal is met during the performance period. The remaining 2021 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers can earn an additional 100% of the target number of the 2021 Executive PSUs subject to the achievement of certain environmental objectives under the Company’s ESG initiatives with a performance period through December 31, 2023. The 2021 Executive PSUs related to the ESG goal will fully vest upon achievement of the goal, but no earlier than December 31, 2022. All vested shares related to the ESG goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2021 Executive PSUs is $114.4 million.

In February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2021 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2021 Non-Executive PSUs will vest in the first quarter of 2023 if the pre-determined performance goals are met during the performance period. The remaining 2021 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $12.1 million.

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

2020 PSUs:

In  February 2020, the Compensation Committee granted 100,000 PSUs to the executive officers, which represented a target number of shares that could be earned based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2020 Executive PSUs.  Based on the actual revenue achievement at the end of the performance period, a total of 300,000 shares were awarded to the executive officers. 50% of the 2020 Executive PSUs will vest in the first quarter of 2022. The remaining 2020 Executive PSUs will vest over the following two years on a quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2020 Executive PSUs is $51.1 million.

In  February 2020, the Compensation Committee granted 30,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned based on the Company’s 2021 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2020 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 71,000 shares were awarded to the non-executive employees. 50% of the 2020 Non-Executive PSUs will vest in the first quarter of 2022. The remaining 2020 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2020 Non-Executive PSUs is $12.1 million.

The 2020 Executive PSUs and the 2020 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement was deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during the performance period was $30 higher than the grant date stock price of $182.62. This market condition was achieved in the second quarter of 2020. The Company determined the grant date fair value of the 2020 Executive PSUs and the 2020 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $182.62, simulation term of 2.0 years, expected volatility of 33.6%, risk-free interest rate of 1.4%, and expected dividend yield of 1.1%.

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

2019 PSUs:

In  February 2019, the Compensation Committee granted 151,000 PSUs to the executive officers, which represented a target number of shares that could be earned based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2019 Executive PSUs. Based on the actual revenue achievement at the end of the performance period, a total of 454,000 shares were awarded to the executive officers. 50% of the 2019 Executive PSUs vested in the first quarter of 2021. The remaining 2019 Executive PSUs vest over the following two years on a quarterly basis. Based on the actual achievement of performance goals, the total stock-based compensation cost for the 2019 Executive PSUs is $46.6 million.

The 2019 Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. Shares that did not vest would not be subject to the purchase price payment. The Company determined the grant date fair value of the 2019 Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $130.67, expected term of 2.6 years, expected volatility of 29.0% and risk-free interest rate of 2.5%.

In  October 2018, the Compensation Committee granted 53,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned based on the Company’s 2020 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2019 and 2020) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2019 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2019 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 100,000 shares were awarded to the employees. 50% of the 2019 Non-Executive PSUs vested in the first quarter of 2021. The remaining 2019 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of performance goals, the total stock-based compensation cost for the 2019 Non-Executive PSUs is $8.1 million.

The 2019 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. Shares that did not vest would not be subject to the purchase price payment. The Company determined the grant date fair value of the 2019 Non-Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $108.43, expected term of 2.9 years, expected volatility of 28.7% and risk-free interest rate of 2.9%.

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

The 2018 Executive PSUs and the 2018 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. Shares that did not vest would not be subject to the purchase price payment. The Company determined the grant date fair value of the 2018 Executive PSUs and the 2018 Non-Executive PSUs using the Black-Scholes model with the following assumptions: stock price of $110.00, expected term of 2.6 years, expected volatility of 27.5% and risk-free interest rate of 2.3%.

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

In addition, each of the second, third and fourth tranches required the achievement of one of following six operating and business metrics:

1.	Successful implementation of full digital solutions for certain power products.
2.	Successful implementation, and adoption by a key customer, of an integrated, software-based motor driver with sensor and field-oriented control.

3.	Successful implementation of certain advanced power analog processes.
4.	Successful design wins and achievement of a specific level of revenue with a global networking customer.
5.	Achievement of a specific level of revenue with a global electronics manufacturer.
6.	Achievement of a specific level of market share with certain core power products.

The following table summarizes the achievement of the market and performance conditions:

Tranche	Market Conditions	Performance Conditions
One	All stock price targets were achieved as of September 30, 2017.	Not required.
Two	All stock price targets were achieved as of December 31, 2017.	Operating metric #1 was achieved as of December 31, 2018.
Three	All stock price targets were achieved as of September 30, 2018.	Operating metric #2 was achieved as of December 31, 2018.
Four	All stock price targets were achieved as of March 31, 2019.	Operating metric #3 was achieved as of September 30, 2019.

A total of 600,000 shares were awarded to the employees. The 2015 MPSUs vested on  January 1, 2020, with post-vesting sales restrictions on the vested shares for up to an additional two years.

The Company determined the grant date fair value of the 2015 MPSUs using a Monte Carlo simulation model with the following weighted-average assumptions: stock price of $61.35, expected volatility of 33.2%, risk-free interest rate of 1.3%, and an illiquidity discount of 7.8% to account for the post-vesting sales restrictions. Based on the actual achievement of the market and performance goals, the total stock-based compensation cost for the 2015 MPSUs is $24.6 million ($8.3 million for the first tranche, $4.5 million for the second tranche, $5.2 million for the third tranche, and $6.6 million for the fourth tranche).

MSUs

2018 MSUs:

In  October 2018, the Compensation Committee granted 60,000 MSUs to the executive officers and 60,000 MSUs to certain non-executive employees, which represented a target number of shares that could be earned upon achievement of stock price targets (“2018 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2018 MSUs if the Company achieved five stock price targets ranging from $140 to $172 during a performance period from October 26, 2018 to December 31, 2023. As of December 31, 2019, all stock price targets have been achieved and the employees were awarded a total of 600,000 shares. The 2018 MSUs will vest on  January 1, 2024, with post-vesting sales restrictions on the vested shares for up to an additional two years. The total stock-based compensation cost for the 2018 MSUs is $39.1 million.

The Company determined the grant date fair value of the 2018 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $108.43, expected volatility of 31.6%, a risk-free interest rate of 3.0%, and an illiquidity discount of 8.7% to account for the post-vesting sales restrictions.

2013 MSUs:

In December 2013, the Compensation Committee granted 276,000 MSUs to the executive officers and 84,000 MSUs to certain non-executive employees, which represented a target number of shares that could be earned upon achievement of stock price targets (“2013 MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2013 MSUs if the Company achieved five price targets ranging from $40 to $56 during a performance period from January 1, 2014 to December 31, 2018. As of December 31, 2015, all stock price targets have been achieved and the employees were awarded a total of 1.8 million shares. The 2013 MSUs vest quarterly from January 1, 2019 to December 31, 2023. The total stock-based compensation cost for the 2013 MSUs is $38.2 million.

The Company determined the grant date fair value of the 2013 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $31.73, expected volatility of 38.7% and a risk-free interest rate of 1.6%. There was no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

ESPP

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period, or purchase shares having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the IRC and applicable treasury regulations. The ESPP provides for an annual increase by an amount equal to the least of one million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. As of December 31, 2021, 4.5 million shares were available for future issuance. The ESPP will expire in November 2024.

For the years ended December 31, 2021, 2020 and 2019, 17,000, 28,000 and 28,000 shares, respectively, were issued. The intrinsic value of the shares issued was $2.4 million, $2.5 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The unamortized expense was $0.2 million as of December 31, 2021, which will be recognized through the first quarter of 2022. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	43.2%	48.9%	37.0%
Risk-free interest rate	0.1%	0.8%	2.2%
Dividend yield	0.6%	0.9%	1.1%

Cash proceeds from the shares issued under the ESPP were $4.7 million, $3.8 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Dividend declared per share	$2.40	$2.00	$1.60
Total amount	$110,206	$89,832	$69,196

As of  December 31, 2021 and 2020, accrued dividends totaled $27.7 million and $22.6 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  December 31, 2021 and 2020, accrued dividend equivalents totaled $13.1 million and $11.7 million, respectively.

10. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income	$11,637	$9,327	$7,305
Amortization of premium on available-for-sale securities	(4,674)	(2,979)	(729)
Gain on deferred compensation plan investments	4,563	4,592	3,806
Foreign currency exchange loss	(727)	(1,364)	(310)
Other	(997)	884	486
Total	$9,802	$10,460	$10,558

11.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$242,023	$164,375	$108,839

Denominator:
Weighted-average outstanding shares - basic	45,851	44,840	43,165
Effect of dilutive securities	2,038	2,174	2,598
Weighted-average outstanding shares - diluted	47,889	47,014	45,763

Net income per share:
Basic	$5.28	$3.67	$2.52
Diluted	$5.05	$3.50	$2.38

Anti-dilutive common stock equivalents were not material for the periods presented.

12.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(15,542)	$39,286	$(4,134)
Foreign	287,761	130,056	117,254
Income before income taxes	$272,219	$169,342	$113,120

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$24,955	$2,842	$1,682
State	35	(1)	8
Foreign	3,801	3,814	3,105
Deferred:
Federal	4,929	(1,221)	(213)
Foreign	(3,524)	(467)	(301)
Income tax expense	$30,196	$4,967	$4,281

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income at lower rates	(23.2)	(15.2)	(20.7)
GILTI	11.4	11.1	11.0
Changes in valuation allowance	0.5	1.6	2.1
Stock-based compensation	1.6	(11.2)	(1.5)
Tax credits, net of reserves	(1.1)	(3.8)	(6.2)
State income taxes	(0.5)	(1.6)	(0.7)
Other adjustments	1.4	1.0	(1.2)
Effective tax rate	11.1%	2.9%	3.8%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Tax credits	$26,302	$23,501
Stock-based compensation	2,027	2,392
Deferred compensation	8,526	7,895
Net operating losses	5,818	1,150
Other expenses not currently deductible	5,151	4,617
Deferred tax assets, gross	47,824	39,555
Valuation allowance	(19,520)	(18,190)
Deferred tax assets, net of valuation allowance	28,304	21,365
Deferred tax liabilities:
Depreciation and amortization	(5,067)	(1,600)
Undistributed foreign earnings	(375)	(77)
Other expenses currently deductible	(945)	(1,132)
Deferred tax liabilities	(6,387)	(2,809)
Net deferred tax assets	$21,917	$18,556

GILTI:

The Company accounts for GILTI as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2021 and 2020, the Company has evaluated the realization of its deferred tax assets and recorded a valuation allowance for assets that do not meet the more-likely-than-not recognition threshold.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from its Bermuda subsidiary on an ongoing basis to fund its future U.S.-based expenditures and dividends.  For the years ended December 31, 2021, 2020 and 2019, the Company repatriated $70.0 million, $30.0 million and $75.0 million from its Bermuda subsidiary, respectively.

For all other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund their operations and research and development. As of December 31, 2021 and 2020, the undistributed earnings were approximately $46.2 million and $27.7 million, respectively. An actual repatriation of the undistributed earnings could be subject to additional foreign withholding taxes and U.S. state taxes. The Company expects to be able to take a dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the unrecognized state and withholding deferred tax liability is not practicable at this time due to the complexities associated with the hypothetical calculation.

Other Income Tax Provision Matters

As of December 31, 2021, the Company did not have federal net operating loss carryforwards. As of December 31, 2021, the state net operating loss carryforwards for income tax purposes were $20.0 million, which will expire beginning in 2024. As of December 31, 2021, the Company has foreign net operating loss carryforwards for income tax purposes of $34.1 million, which will expire beginning in 2029.

As of December 31, 2021, the Company had $1.5 million in R&D tax credit carryforwards for federal income tax purposes, which will begin to expire in 2040, and $33.4 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2021, the Company had $41.5 million of unrecognized tax benefits, $31.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2020, the Company had $33.5 million of unrecognized tax benefits, $24.3 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2019	$20,491
Increase for tax position of prior year	1,589
Increase for tax position of current year	4,663
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(776)
Balance as of December 31, 2019	25,407
Increase for tax position of current year	9,782
Decrease for tax position of prior year	(907)
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(223)
Balance as of December 31, 2020	33,499
Increase for tax position of current year	9,191
Decrease for tax position of prior year	(657)
Decrease due to settlement with tax authorities	(54)
Decrease due to lapse of statute of limitation	(458)
Balance as of December 31, 2021	$41,521

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2021 and 2020, the Company has $3.3 million and $2.4 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities on the Consolidated Balance Sheets.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the research and development tax credit. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

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

13.  COMMITMENTS AND CONTINGENCIES

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$6,895	$1,139	$4,564
Warranty provision for product sales	16,507	7,584	891
Settlements made	(1,770)	(843)	(2,768)
Unused warranty provision	(643)	(985)	(1,548)
Balance at end of period	$20,989	$6,895	$1,139

For the year ended December 31, 2021, the warranty provision for product sales included net adjustments to pre-existing claims of $5.2 million. For the years ended December 31, 2020 and 2019, net adjustments to pre-existing claims were not material.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the limited history of indemnification claims and the unique facts and circumstances involved in each particular agreement. There were no indemnification liabilities incurred for the periods presented. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

Purchase Commitments

The Company has outstanding purchase obligations with its suppliers and other parties that require the purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements. As of December 31, 2021, the Company’s outstanding purchase obligations totaled approximately $198.6 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of December 31, 2021, there were no material pending legal proceedings to which the Company was a party.

14.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the U.S. who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2021, 2020 and 2019.

15.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Year Ended December 31,
Customer	2021	2020	2019
Distributor A	26%	24%	23%
Distributor B	15%	11%	*
Distributor C	10%	*	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	December 31,
	2021	2020
Distributor A	26%	24%
Distributor B	17%	21%
Value-added reseller A	12%	13%
Direct customer A	*	10%

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

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2021	2020	2019
China	$700,985	$516,519	$382,740
Taiwan	169,130	109,256	73,801
Europe	85,201	56,329	49,467
South Korea	93,027	64,093	43,900
Southeast Asia	54,611	42,403	32,031
Japan	68,720	35,461	27,812
United States	35,770	20,098	17,836
Other	354	293	334
Total	$1,207,798	$844,452	$627,921

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2021	2020	2019
DC to DC	$1,147,329	$800,478	$589,651
Lighting Control	60,469	43,974	38,270
Total	$1,207,798	$844,452	$627,921

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2021	2020	2019
China	$211,973	$151,752	$113,888
United States	113,805	101,768	94,671
Taiwan	19,607	18,797	17,652
Other	17,577	9,211	2,104
Total	$362,962	$281,528	$228,315

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$135	$(5,611)	(5,476)
Other comprehensive income before reclassifications	2,878	14,150	17,028
Amounts reclassified from accumulated other comprehensive income	(1,087)	-	(1,087)
Tax effect	(325)	-	(325)
Net current period other comprehensive income	1,466	14,150	15,616
Balance as of December 31, 2020	1,601	8,539	10,140
Other comprehensive income (loss) before reclassifications	(3,244)	8,404	5,160
Amounts reclassified from accumulated other comprehensive income	(33)	-	(33)
Tax effect	613	-	613
Net current period other comprehensive income (loss)	(2,664)	8,404	5,740
Balance as of December 31, 2021	$(1,063)	$16,943	$15,880

The amounts reclassified from accumulated other comprehensive income were recorded in other income, net, on the Consolidated Statements of Operations.

18. SUBSEQUENT EVENT

Cash Dividend Increase

In February 2022, the Company's Board of Directors approved an increase in quarterly cash dividends from $0.60 per share to $0.75 per share.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2022 Annual Meeting, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2022 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1 (3)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+ (4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+ (5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+ (6)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+ (7)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+ (8)	Employment Agreement with Jim Moyer.

10.6+(9)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.7+(10)	Letter Agreement with Victor Lee.

10.8+(11)	Letter Agreement with Jeff Zhou.

10.9+(12)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.10+(13)	Letter Agreement with Eugen Elmiger.

10.11+(14)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.12+(15)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.13+(16)	Employment Agreement with Bernie Blegen.

10.14+(17)	Employment Agreement with Saria Tseng and Amendment thereof.

10.15+(18)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.16+(19)	Forms of Grant Agreements under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.17+(20)	Letter Agreement with Carintia Martinez.

10.18+(21)	Indemnification Agreement with Carintia Martinez.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference to Exhibit 4.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 1, 2021.
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

(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(12)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(13)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(14)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(15)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(16)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(18)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 29, 2020.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on November 6, 2020.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(21)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: February 25, 2022	By:	/s/ Michael Hsing
Michael Hsing
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Hsing and T. Bernie Blegen, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)
MICHAEL HSING

/s/ T. Bernie Blegen	Chief Financial Officer (Principal Financial and Accounting Officer)
T. BERNIE BLEGEN

/s/ Herbert Chang	Director
HERBERT CHANG

/s/ Eugen Elmiger	Director
EUGEN ELMIGER

/s/ Victor K. Lee	Director
VICTOR K. LEE

/s/ Carintia Martinez	Director
CARINTIA MARTINEZ

/s/ James C. Moyer	Director
JAMES C. MOYER

/s/ Jeff Zhou	Director
JEFF ZHOU