Form 10-Q
period 2022-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2022-05-10
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 46,643,000 shares of the registrant’s common stock issued and outstanding as of May 3, 2022.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$260,604	$189,265
Short-term investments	512,908	535,817
Accounts receivable, net	120,318	104,813
Inventories	311,040	259,417
Other current assets	42,266	35,540
Total current assets	1,247,136	1,124,852
Property and equipment, net	369,374	362,962
Goodwill	6,571	6,571
Deferred tax assets, net	22,848	21,917
Other long-term assets	68,052	69,523
Total assets	$1,713,981	$1,585,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,572	$83,027
Accrued compensation and related benefits	89,869	62,635
Other accrued liabilities	111,087	81,282
Total current liabilities	272,528	226,944
Income tax liabilities	49,782	47,669
Other long-term liabilities	65,559	67,227
Total liabilities	387,869	341,840
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 46,625 and 46,256, respectively	847,966	803,226
Retained earnings	467,844	424,879
Accumulated other comprehensive income	10,302	15,880
Total stockholders’ equity	1,326,112	1,243,985
Total liabilities and stockholders’ equity	$1,713,981	$1,585,825

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$377,714	$254,455
Cost of revenue	158,834	113,396
Gross profit	218,880	141,059
Operating expenses:
Research and development	54,104	41,892
Selling, general and administrative	67,153	51,453
Litigation expense	1,489	1,628
Total operating expenses	122,746	94,973
Operating income	96,134	46,086
Other income (expense), net	(634)	2,587
Income before income taxes	95,500	48,673
Income tax expense	15,934	3,260
Net income	$79,566	$45,413

Net income per share:
Basic	$1.71	$1.00
Diluted	$1.65	$0.95
Weighted-average shares outstanding:
Basic	46,424	45,498
Diluted	48,250	47,711

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$79,566	$45,413
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(178)	(2,474)
Change in unrealized loss on available-for-sale securities, net of tax of $565 and $124, respectively	(5,400)	(654)
Other comprehensive loss, net of tax	(5,578)	(3,128)
Comprehensive income	$73,988	$42,285

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2022	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	79,566	-	79,566
Other comprehensive loss	-	-	-	(5,578)	(5,578)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,601)	-	(36,601)
Common stock issued under the employee equity incentive plan	362	2,318	-	-	2,318
Common stock issued under the employee stock purchase plan	7	2,786	-	-	2,786
Stock-based compensation expense	-	39,636	-	-	39,636
Balance as of March 31, 2022	46,625	$847,966	$467,844	$10,302	$1,326,112

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	45,413	-	45,413
Other comprehensive loss	-	-	-	(3,128)	(3,128)
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,953)	-	(28,953)
Common stock issued under the employee equity incentive plan	460	10,744	-	-	10,744
Common stock issued under the employee stock purchase plan	10	2,293	-	-	2,293
Stock-based compensation expense	-	28,621	-	-	28,621
Balance as of March 31, 2021	45,737	$699,359	$315,206	$7,012	$1,021,577

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$79,566	$45,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,115	5,529
Amortization of premium on available-for-sale securities	1,348	813
(Gain) loss on deferred compensation plan investments	2,192	(1,177)
Deferred taxes, net	(381)	1,004
Stock-based compensation expense	39,811	28,583
Other	5	5
Changes in operating assets and liabilities:
Accounts receivable	(15,506)	(17,236)
Inventories	(51,797)	(18,151)
Other assets	(5,916)	(2,215)
Accounts payable	(4,177)	13,513
Accrued compensation and related benefits	27,382	10,609
Income tax liabilities	16,017	1,800
Other accrued liabilities	9,760	8,567
Net cash provided by operating activities	107,419	77,057
Cash flows from investing activities:
Purchases of property and equipment	(26,877)	(18,970)
Purchases of short-term investments	(16,243)	(201,517)
Maturities and sales of short-term investments	32,242	38,472
Sales of long-term investments	25	25
Contributions to deferred compensation plan, net	(760)	(876)
Net cash used in investing activities	(11,613)	(182,866)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(528)	(563)
Proceeds from common stock issued under the employee equity incentive plan	2,318	10,744
Proceeds from common stock issued under the employee stock purchase plan	2,786	2,293
Dividends and dividend equivalents paid	(28,825)	(23,467)
Net cash used in financing activities	(24,249)	(10,993)
Effect of change in exchange rates	(220)	218
Net increase (decrease) in cash, cash equivalents and restricted cash	71,337	(116,584)
Cash, cash equivalents and restricted cash, beginning of period	189,389	335,071
Cash, cash equivalents and restricted cash, end of period	$260,726	$218,487
Supplemental disclosures for cash flow information:
Cash paid for taxes	$244	$377
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$6,122	$12,963
Liability accrued for dividends and dividend equivalents	$36,611	$29,000

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended  December 31, 2021, filed with the SEC on  February 25, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that  may be expected for the year ending  December 31, 2022 or for any other future periods.

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

Neither the COVID-19 pandemic nor the conflict between Ukraine and Russia materially and adversely impacted the Company's overall operating results or business operations for the three months ended March 31, 2022. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic or the conflict between Ukraine and Russia that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 98% and 97% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended March 31, 2022 and 2021, 82% and 89%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous six months’ purchases in accordance with the contract terms. The Company estimates the stock rotation returns using the expected value method based on an analysis of historical returns, and the current level of inventory in the distribution channel. The Company records a liability for the stock rotation reserve, with a corresponding reduction to revenue. In addition, the Company recognizes an asset for product returns which represents the right to recover products from the customers in connection with stock rotations, with a corresponding reduction to cost of revenue.

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2022 and December 31, 2021, accounts receivable totaled $120.3 million and $104.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of March 31, 2022 and December 31, 2021, customer prepayments totaled $7.0 million and $4.3 million, respectively. The increase in the customer prepayment balance for the three months ended March 31, 2022 resulted from an increase in unfulfilled customer orders for which the Company had received payments. For the three months ended March 31, 2022, the Company recognized $3.8 million of revenue that was included in the customer prepayment balance as of December 31, 2021.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of March 31, 2022, 5.0 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,307	$816
Research and development	8,401	6,165
Selling, general and administrative	30,103	21,602
Total stock-based compensation expense	$39,811	$28,583
Tax benefit related to stock-based compensation (1)	$573	$430

(1)

Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.

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

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares		Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	125	$235.82	1,166		$222.78	1,218	$44.59	2,509	$136.87
Granted	27	$394.67	442	(1)	$371.40	120	$270.15	589	$351.82
Vested	(18)	$195.68	(263)		$146.71	(81)	$23.57	(362)	$121.58
Forfeited	(2)	$254.34	-		$-	(2)	$169.32	(4)	$212.17
Outstanding at March 31, 2022	132	$273.34	1,345		$286.50	1,255	$67.28	2,732	$185.11

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $151.7 million and $159.3 million for the three months ended  March 31, 2022 and 2021, respectively. As of  March 31, 2022, the total intrinsic value of all outstanding RSUs was $1.3 billion, based on the closing stock price of $485.68. As of  March 31, 2022, unamortized compensation expense related to all outstanding RSUs was $337.4 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $2.3 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.

Time-Based RSUs:

For the three months ended  March 31, 2022, the Compensation Committee granted 27,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represent a target number of shares that can be earned subject to the achievement of two sets of performance goals (“2022 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2022 Executive PSUs will vest in the first quarter of 2024 if the pre-determined revenue goal is met during the performance period. The remaining 2022 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers can earn up to an additional 200% of the target number of the 2022 Executive PSUs if the Company secures additional wafer capacity during a three-year performance period. The 2022 Executive PSUs related to the second goal will fully vest in the first quarter of 2025 if the pre-determined goal is met during the performance period. In addition, all vested shares related to the second goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2022 Executive PSUs is $163.1 million.

In February 2022, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2023 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2022 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2022 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2022 Non-Executive PSUs will vest in the first quarter of 2024 if the pre-determined goals are met during the performance period. The remaining 2022 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2022 Non-Executive PSUs is $13.7 million.

The 2022 Executive PSUs and the 2022 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during 2022 and 2023 is $30 higher than the grant date stock price of $393.16. This market condition was achieved in the first quarter of 2022. The Company determined the grant date fair value of the 2022 Executive PSUs and the 2022 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of four years, expected volatility of 44.6%, risk-free interest rate of 1.5%, and expected dividend yield of 0.8%. In addition, the 2022 Executive PSUs subject to the second goal included an illiquidity discount of 10.3% to account for the post-vesting sales restrictions.

2022 MSUs:

In February 2022, the Compensation Committee granted 24,000 MSUs to certain non-executive employees, which represent a target number of shares that can be earned upon achievement of stock price targets (“2022 MSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2022 MSUs if the Company achieves five stock price targets ranging from $472 to $590 during a performance period from February 3, 2022 to February 3, 2025. The 2022 MSUs will vest in equal amounts on each of the first, second and third anniversaries of February 3, 2025. The total stock-based compensation cost for the 2022 MSUs is $32.4 million.

The Company determined the grant date fair value of the 2022 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of six years, expected volatility of 39.0%, risk-free interest rate of 1.7%, and expected dividend yield of 0.8%.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2022 and 2021, 7,000 and 10,000 shares, respectively, were issued under the ESPP. As of March 31, 2022, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $0.7 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unamortized expense was $0.7 million, which will be recognized through the third quarter of 2022. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	38.1%	43.3%
Risk-free interest rate	0.7%	0.1%
Dividend yield	0.6%	0.6%

Cash proceeds from the shares issued under the ESPP were $2.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$36,552	$29,478
Work in process	142,143	130,029
Finished goods	132,345	99,910
Total	$311,040	$259,417

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
RSU tax withholding proceeds receivable	$15,595	$16,224
Prepaid expenses	13,447	9,526
Assets for product returns	3,247	1,596
Accrued interest receivable	6,633	5,440
Other	3,344	2,754
Total	$42,266	$35,540

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Deferred compensation plan assets	$51,759	$53,172
Prepaid expenses	2,261	2,311
Other	14,032	14,040
Total	$68,052	$69,523

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Dividends and dividend equivalents	$40,072	$32,364
Warranty	23,833	20,989
Stock rotation and sales returns	12,492	5,748
Customer prepayments	6,982	4,300
Income tax payable	18,816	4,921
Other	8,892	12,960
Total	$111,087	$81,282

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Deferred compensation plan liabilities	$53,781	$55,489
Dividend equivalents	8,536	8,470
Other	3,242	3,268
Total	$65,559	$67,227

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

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		March 31,	December 31,
	Financial Statement Line Item	2022	2021
Operating lease ROU assets	Other long-term assets	$6,470	$6,297

Operating lease liabilities	Other accrued liabilities	$2,530	$2,539
	Other long-term liabilities	$3,242	$3,268

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Lease costs:
Operating lease costs	$729	$499
Other	367	121
Total lease costs	$1,096	$620

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$932	$312
ROU assets obtained in exchange for new operating lease liabilities	$1,010	$2,940

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.6	2.8
Weighted-average discount rate	2.0%	2.0%

As of March 31, 2022, the maturities of the lease liabilities were as follows (in thousands):

2022 (remaining nine months)	$1,980
2023	2,191
2024	1,087
2025	655
2026	8
Total remaining lease payments	5,921
Less: imputed interest	(149)
Total lease liabilities	$5,772

As of March 31, 2022, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to four years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended March 31, 2022 and 2021, income related to lease payments was $0.6 million and $0.3 million, respectively. As of  March 31, 2022, future income related to lease payments was as follows (in thousands):

2022 (remaining nine months)	$1,668
2023	1,582
2024	616
2025	108
2026	20
Total	$3,994

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$79,566	$45,413

Denominator:
Weighted-average outstanding shares - basic	46,424	45,498
Effect of dilutive securities	1,826	2,213
Weighted-average outstanding shares - diluted	48,250	47,711

Net income per share:
Basic	$1.71	$1.00
Diluted	$1.65	$0.95

Anti-dilutive common stock equivalents were not material in any of the periods presented.

7. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the storage and computing, enterprise data, automotive, industrial, communications and consumer markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Three Months Ended March 31,
Customer	2022	2021
Distributor A	24%	26%
Distributor B	18%	16%
Distributor C	11%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	March 31,	December 31,
	2022	2021
Distributor A	20%	26%
Distributor B	22%	17%
Value-added reseller A	*	12%

* Represents less than 10%.

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended March 31,
Country or Region	2022	2021
China	$206,079	$153,383
Taiwan	56,437	30,445
Europe	25,215	20,380
South Korea	40,373	19,287
Southeast Asia	16,889	11,497
Japan	19,155	12,049
United States	13,446	7,302
Other	120	112
Total	$377,714	$254,455

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2022	2021
Direct Current (“DC”) to DC	$358,849	$241,429
Lighting Control	18,865	13,026
Total	$377,714	$254,455

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31,	December 31,
Country	2022	2021
China	$220,399	$211,973
United States	113,053	113,805
Taiwan	19,376	19,607
Other	16,546	17,577
Total	$369,374	$362,962

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$20,989	$6,895
Warranty provision for product sales	4,740	3,609
Settlements made	(1,380)	(313)
Unused warranty provision	(516)	(250)
Balance at end of period	$23,833	$9,941

For the three months ended March 31, 2022, the warranty provision for product sales included net adjustments to pre-existing claims of $4.2 million. For the three months ended March 31, 2021, net adjustments to pre-existing claims were not material.

Purchase Commitments

The Company has outstanding purchase obligations with its suppliers and other parties that require the future purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and research and development facilities, purchases of production and other equipment, and license arrangements. As of March 31, 2022, the Company’s outstanding purchase obligations totaled approximately $204.1 million.

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company intends to defend itself vigorously against any such claims. As of March 31, 2022, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$228,236	$174,937
Money market funds	32,368	14,328
Certificates of deposit	141,887	141,478
Corporate debt securities	363,694	386,883
U.S. treasuries and government agency bonds	7,327	7,456
Auction-rate securities backed by student-loan notes	2,376	2,401
Total	$775,888	$727,483

	March 31,	December 31,
	2022	2021
Reported as:
Cash and cash equivalents	$260,604	$189,265
Short-term investments	512,908	535,817
Investment within other long-term assets	2,376	2,401
Total	$775,888	$727,483

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$250,562	$249,994
Due in 1 - 5 years	269,548	262,914
Due in greater than 5 years	2,495	2,376
Total	$522,605	$515,284

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$32,368	$-	$-	$32,368
Certificates of deposit	141,887	-	-	141,887
Corporate debt securities	370,728	97	(7,131)	363,694
U.S. treasuries and government agency bonds	7,495	-	(168)	7,327
Auction-rate securities backed by student-loan notes	2,495	-	(119)	2,376
Total	$554,973	$97	$(7,418)	$547,652

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,328	$-	$-	$14,328
Certificates of deposit	141,478	-	-	141,478
Corporate debt securities	388,081	570	(1,768)	386,883
U.S. treasuries and government agency bonds	7,495	-	(39)	7,456
Auction-rate securities backed by student-loan notes	2,520	-	(119)	2,401
Total	$553,902	$570	$(1,926)	$552,546

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$315,366	$(7,045)	$12,950	$(86)	$328,316	$(7,131)
U.S. treasuries and government agency bonds	7,327	(168)	-	-	7,327	(168)
Auction-rate securities backed by student-loan notes	-	-	2,376	(119)	2,376	(119)
Total	$322,693	$(7,213)	$15,326	$(205)	$338,019	$(7,418)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$285,954	$(1,765)	$4,760	$(3)	$290,714	$(1,768)
U.S. treasuries and government agency bonds	7,456	(39)	-	-	7,456	(39)
Auction-rate securities backed by student-loan notes	-	-	2,401	(119)	2,401	(119)
Total	$293,410	$(1,804)	$7,161	$(122)	$300,571	$(1,926)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2022 and December 31, 2021, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

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

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee and currently serves on the Investee's board of directors. As of both March 31, 2022 and December 31, 2021, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $3.3 million. The Company did not record any impairment or adjustments resulting from observable price changes for the three months ended March 31, 2022.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$260,604	$189,265
Restricted cash included in other long-term assets	122	124
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$260,726	$189,389

As of March 31, 2022 and December 31, 2021, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$32,368	$32,368	$-	$-
Certificates of deposit	141,887	$-	141,887	-
Corporate debt securities	363,694	-	363,694	-
U.S. treasuries and government agency bonds	7,327	-	7,327	-
Auction-rate securities backed by student-loan notes	2,376	-	-	2,376
Mutual funds and money market funds under deferred compensation plan	31,010	31,010	-	-
Total	$578,662	$63,378	$512,908	$2,376

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$14,328	$14,328	$-	$-
Certificates of deposit	141,478	-	141,478	-
Corporate debt securities	386,883	-	386,883	-
U.S. treasuries and government agency bonds	7,456	-	7,456	-
Auction-rate securities backed by student-loan notes	2,401	-	-	2,401
Mutual funds and money market funds under deferred compensation plan	31,786	31,786	-	-
Total	$584,332	$46,114	$535,817	$2,401

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2022	2021
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$20,749	$21,386
Fair value of mutual funds and money market funds	31,010	31,786
Total	$51,759	$53,172

Deferred compensation plan assets reported in:
Other long-term assets	$51,759	$53,172

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$118	$282
Other long-term liabilities	53,781	55,489
Total	$53,899	$55,771

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$3,461	$2,282
Amortization of premium on available-for-sale securities	(1,348)	(813)
Gain (loss) on deferred compensation plan investments	(2,192)	1,177
Foreign currency exchange gain (loss)	(50)	15
Other	(505)	(74)
Total	$(634)	$2,587

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  March 31, 2022 was $15.9 million, or 16.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the three months ended March 31, 2021 was $3.3 million, or 6.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(1,063)	$16,943	$15,880
Other comprehensive loss before reclassifications	(5,970)	(178)	(6,148)
Amounts reclassified from accumulated other comprehensive income	5	-	5
Tax effect	565	-	565
Net current period other comprehensive loss	(5,400)	(178)	(5,578)
Balance as of March 31, 2022	$(6,463)	$16,765	$10,302

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

	Three Months Ended March 31,
	2022	2021
Dividend declared per share	$0.75	$0.60
Total amount	$34,908	$27,393

As of  March 31, 2022 and December 31, 2021, accrued dividends totaled $34.9 million and $27.7 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of March 31, 2022 and December 31, 2021, accrued dividend equivalents totaled $13.7 million and $13.1 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted,

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families,

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings,

•	the effect that liquidity of our investments has on our capital resources,

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets,

•	estimates of our future liquidity requirements,

•	the cyclical nature of the semiconductor industry,

•	the effects of the COVID-19 pandemic and the conflict between Ukraine and Russia on the global economy, the semiconductor industry and our business,

•	protection of our proprietary technology,

•	business outlook for the remainder of 2022 and beyond,

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth,

•	the percentage of our total revenue from various end markets,

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations,

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows,

•	our plan to repatriate cash from our subsidiary in Bermuda,

•	our intention and ability to pay cash dividends and dividend equivalents, and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of the COVID-19 pandemic and the conflict in Ukraine on our business, industry and the global economy. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and, in particular, in the section entitled “Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

We are a global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary semiconductor process and system integration technologies. These combined strengths enable us to deliver highly integrated monolithic products that offer energy-efficient, cost-effective, easy-to-use solutions for systems found in storage and computing, enterprise data, automotive, industrial, communications and consumer applications. Our mission is to reduce total energy and material consumption in our customers’ systems with green, practical and compact solutions. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 90% and 89% for the three months ended March 31, 2022 and 2021, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the storage and computing, enterprise data, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not materially and adversely impact our overall operating results or business operations for the three months ended March 31, 2022.

In recent months, China has experienced an increase in outbreaks, specifically in Shanghai where we have business operations and where many of our customers and suppliers are located. Local governments have implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges across the region and throughout China. While the disruptions did not have a material adverse impact on our operations or financial condition for the three months ended March 31, 2022, we will continue to monitor and evaluate future developments. However, we cannot reasonably estimate the duration and severity of the increased regulatory requirements in Shanghai and throughout China or the potential effect of these measures on the global economy, the semiconductor industry and our business.

We have worked, and are continuing to actively work, with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences to the extent feasible. A prolonged economic slowdown as a result of the pandemic, or otherwise, could materially and adversely impact our business, results of operations and financial condition for the remainder of 2022 and beyond.

Conflict between Ukraine and Russia

As the conflict between Ukraine and Russia continues to evolve, we are closely monitoring the impact of future developments on our business, supply chain, employees, customers and other business partners. Our total revenues in Russia have not been material and we have changed our payment terms to require payment in advance from our customers in Russia. In addition, all outstanding accounts receivable balances from our customers in Russia have been paid.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic and the conflict between Ukraine and Russia. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require our management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percentages)
Revenue	$377,714	100.0%	$254,455	100.0%
Cost of revenue	158,834	42.1	113,396	44.6
Gross profit	218,880	57.9	141,059	55.4
Operating expenses:
Research and development	54,104	14.3	41,892	16.5
Selling, general and administrative	67,153	17.8	51,453	20.2
Litigation expense	1,489	0.3	1,628	0.6
Total operating expenses	122,746	32.4	94,973	37.3
Operating income	96,134	25.5	46,086	18.1
Other income (expense), net	(634)	(0.2)	2,587	1.0
Income before income taxes	95,500	25.3	48,673	19.1
Income tax expense	15,934	4.2	3,260	1.3
Net income	$79,566	21.1%	$45,413	17.8%

Revenue

In the first quarter of 2022, we reorganized our end markets and broke out Computing and Storage into two new end markets: (1) Storage and Computing, and (2) Enterprise Data. All prior-period amounts have been restated to reflect the changes. The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2022	% of Revenue	2021	% of Revenue	Change
	(in thousands, except percentages)
Storage and Computing	$96,586	25.6%	$51,312	20.2%	88.2%
Enterprise Data	42,509	11.2	16,183	6.3	162.7%
Automotive	54,546	14.4	44,867	17.6	21.6%
Industrial	48,538	12.9	39,788	15.6	22.0%
Communications	55,574	14.7	36,070	14.2	54.1%
Consumer	79,961	21.2	66,235	26.1	20.7%
Total	$377,714	100.0%	$254,455	100.0%	48.4%

Revenue for the three months ended March 31, 2022 was $377.7 million, an increase of $123.3 million, or 48.4%, from $254.5 million for the three months ended March 31, 2021. Overall unit shipments increased by 20% and average sales prices increased by approximately 23% compared to the same period in 2021. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the three months ended March 31, 2022, revenue from the storage and computing market increased $45.3 million, or 88.2%, from the same period in 2021. This increase was primarily due to higher storage and commercial notebook sales. Revenue from the enterprise data market increased $26.3 million, or 162.7%, from the same period in 2021. This increase was primarily driven by continuing strength in data center and workstation computing sales. Revenue from the automotive market increased $9.7 million, or 21.6%, from the same period in 2021. This increase was primarily driven by sales growth for highly integrated applications supporting the digital cockpit, advanced driver assistance systems and connectivity. Revenue from the industrial market increased $8.8 million, or 22.0%, from the same period in 2021. This increase was primarily driven by higher sales in power sources and industrial meters. Revenue from the communications market increased $19.5 million, or 54.1%, from the same period in 2021. This increase primarily reflected higher revenue related to 5G infrastructure and satellite communication applications. Revenue from the consumer market increased $13.7 million, or 20.7%, from the same period in 2021. This increase was primarily driven by increased sales for smart TVs, gaming, and home appliances, which was partially offset by decreased sales for mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands, except percentages)
Cost of revenue	$158,834	$113,396	40.1%
As a percentage of revenue	42.1%	44.6%
Gross profit	$218,880	$141,059	55.2%
Gross margin	57.9%	55.4%

Cost of revenue was $158.8 million, or 42.1% of revenue, for the three months ended March 31, 2022, and $113.4 million, or 44.6% of revenue, for the three months ended March 31, 2021. The $45.4 million increase in cost of revenue was primarily due to a 20% increase in overall unit shipments and a 22% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs, which was partially offset by a decrease in inventory write-downs.

Gross margin was 57.9% for the three months ended March 31, 2022, compared with 55.4% for the three months ended March 31, 2021. The increase in gross margin was mainly driven by a favorable product mix and lower inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands, except percentages)
R&D expenses	$54,104	$41,892	29.2%
As a percentage of revenue	14.3%	16.5%

R&D expenses were $54.1 million, or 14.3% of revenue, for the three months ended March 31, 2022, and $41.9 million, or 16.5% of revenue, for the three months ended March 31, 2021. The $12.2 million increase in R&D expenses was primarily due to an increase of $9.8 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $2.2 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. This was partially offset by a credit of $1.2 million related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 1,103 employees as of March 31, 2022, compared with 909 employees as of March 31, 2021.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands, except percentages)
SG&A expenses	$67,153	$51,453	30.5%
As a percentage of revenue	17.8%	20.2%

SG&A expenses were $67.2 million, or 17.8% of revenue, for the three months ended March 31, 2022, and $51.5 million, or 20.2% of revenue, for the three months ended March 31, 2021. The $15.7 million increase in SG&A expenses was primarily due to an increase of $8.5 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $7.8 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by a credit of $2.1 million related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 696 employees as of March 31, 2022, compared with 585 employees as of March 31, 2021.

Litigation Expense

Litigation expense was $1.5 million for the three months ended March 31, 2022, compared with $1.6 million for the three months ended March 31, 2021. The expenses for both periods were attributable to litigation activity related to ongoing patent infringement and other matters.

Other Income (Expense), Net

Other expense, net, was $0.6 million for the three months ended March 31, 2022, compared with other income, net, of $2.6 million for the three months ended March 31, 2021. The decrease in income was primarily due to an increase of $3.4 million in expense related to changes in the value of the deferred compensation plan investments, which was partially offset by an increase of $0.6 million in net interest income.

Income Tax Expense

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2022 was $15.9 million, or 16.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended March 31, 2021 was $3.3 million, or 6.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The increase in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to a decrease in excess tax benefits from stock-based compensation, and an increase in GILTI primarily driven by the capitalization of R&D costs as mandated by the U.S. Tax Cut and Jobs Act enacted in December 2017 (the “2017 Tax Act”) and an increase in foreign income.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021
	(in thousands, except percentages)
Cash and cash equivalents	$260,604	$189,265
Short-term investments	512,908	535,817
Total cash, cash equivalents and short-term investments	$773,512	$725,082
Percentage of total assets	45.1%	45.7%

Total current assets	$1,247,136	$1,124,852
Total current liabilities	(272,528)	(226,944)
Working capital	$974,608	$897,908

As of March 31, 2022, we had cash and cash equivalents of $260.6 million and short-term investments of $512.9 million, compared with cash and cash equivalents of $189.3 million and short-term investments of $535.8 million as of December 31, 2021. As of March 31, 2022, $161.5 million of cash and cash equivalents and $317.7 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$107,419	$77,057
Net cash used in investing activities	(11,613)	(182,866)
Net cash used in financing activities	(24,249)	(10,993)
Effect of change in exchange rates	(220)	218
Net increase (decrease) in cash, cash equivalents and restricted cash	$71,337	$(116,584)

For the three months ended March 31, 2022, the $30.4 million increase in cash provided by operating activities compared to the prior period was primarily due to an increase of $34.2 million in net income and an increased non-cash adjustment of $11.2 million in stock-based compensation expense, partially offset by changes in operating assets and liabilities.

For the three months ended March 31, 2022, the $171.3 million decrease in cash used in investing activities compared to the prior period was primarily due to a $185.3 million decrease in purchases of investments, partially offset by a $7.9 million increase in capital expenditures and a $6.2 million decrease in proceeds from maturities and sales of investments.

For the three months ended March 31, 2022, the $13.3 million increase in cash used in financing activities compared to the prior period was primarily due to an $8.4 million decrease in proceeds from common stock issued under the employee equity incentive plan and a $5.4 million increase in dividend and dividend equivalent payments.

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

Cash Requirements

Although consequences of any economic uncertainty and macroeconomic conditions could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $773.5 million as of March 31, 2022, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

Our material cash requirements include the following contractual and other obligations:

Purchase Obligations

Purchase obligations represent our obligations with our suppliers and other parties that require the purchases of goods or services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements. As of March 31, 2022, our total obligations were $204.1 million, of which approximately $193.9 million was short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the 2017 Tax Act. As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2022, the remaining liability totaled $16.8 million, of which $2.0 million was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of March 31, 2022, these obligations totaled $5.8 million, of which $2.5 million was short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to our stockholders in the following month. As of March 31, 2022, accrued dividends totaled $34.9 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2022, these obligations totaled $62.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2021.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We intend to defend ourselves vigorously against any such claims. As of March 31, 2022, there were no material pending legal proceedings to which we were a party.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	changes in general economic conditions in the countries where our products are sold or used, particularly those in China;

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

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, changes to our dividend program, and dilution from issuance of additional shares;

•	the effect of epidemics and pandemics, such as the COVID-19 pandemic, on our business; and

•	health risks, natural disasters, and economic and geopolitical uncertainties, including the conflict between Ukraine and Russia.

Risks Associated with Our Significant Operations in Asia, Particularly in China

Our business has been and may be significantly impacted by worldwide economic conditions, in particular changing economic conditions in China.

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, higher unemployment and currency fluctuations can materially adversely affect logistics or demand for our products. For example, consumers and businesses could postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. Volatility in the credit markets could severely diminish liquidity and capital availability.

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

In recent months, China has experienced an increase in COVID-19 outbreaks, specifically in Shanghai where we have business operations and where many of our customers and suppliers are located. In response to the outbreaks, local governments have implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges across the region and throughout China. While the disruptions did not have a material adverse impact on our operations for the three months ended March 31, 2022, the degree to which the outbreaks will impact our business and financial results for the remainder of 2022 will depend on future developments, which are highly uncertain and cannot be predicted. If governmental restrictions continue to remain in effect or additional measures are imposed to contain the spread of the virus, we could experience significant disruptions in our operations in our facilities and reduced capacity available to us at some of our suppliers, all of which could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. We will continue to monitor the situation, assess further possible implications to our business, supply chain and customers, and take actions to mitigate adverse consequences to the extent feasible.

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three months ended March 31, 2022, 90% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	currency exchange rate fluctuations impacting intra-company transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the U.S. that may impact our sales;

•	export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in China;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchase patterns;

•	international political relationships and acts or threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses, such as the COVID-19 pandemic;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

We believe that the application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets will continue to account for the majority of our revenue. If the demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

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

Historically, we have generated most of our revenue from a limited number of customers, including distributors. For example, sales to our largest distributor accounted for 24% of our total revenue for the three months ended March 31, 2022. We will continue to rely on a limited number of customers for a significant portion of our revenue. Because of this, the loss of any of these customers, a decrease in demand or significant pricing pressure for our products from any of our major customers for any reason (including due to competition, market conditions, catastrophic events or otherwise) could have a materially adverse impact on our business, financial condition and results of operations.

We receive a significant portion of our revenue from distribution arrangements, value-added resellers and direct customers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Sales to our largest distributor accounted for 24% of our total revenue for the three months ended March 31, 2022, and 20% of our total accounts receivable as of March 31, 2022. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

In addition, adverse macroeconomic conditions, such as inflationary pressures resulting from worldwide supply chain constraints and other factors, have increased, and may continue to increase the prices we pay to our suppliers. As a result of the increased costs, we have raised, and may be required to further raise the prices of our products in order to remain profitable, which could result in a loss of customers and reduced revenue.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. The increase in remote working arrangements during the COVID-19 pandemic and the conflict between Ukraine and Russia have also heightened our potential exposure to cyber attacks, which could put the sensitive proprietary and financial information we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and our remediation efforts may be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or a loss of customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

Alternatively, third parties may be interested in acquiring us. We will continue to consider, evaluate and negotiate any such transactions as the board of directors deems appropriate and in the best interest of our stockholders. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating, evaluating and negotiating such transactions, whether or not they are consummated.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws such as the 2017 Tax Act, regulations, accounting principles or interpretations thereof and discrete items. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service and tax authorities in various jurisdictions where we have business operations. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our financial condition and results of operations.

Our international operations subject us to potentially significant tax consequences, which could adversely affect our results of operations.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing, permanent establishment challenges and other local regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts, including in the EU and the Organization for Economic Co-operation and Development.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyber attacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia;

•	epidemics and pandemics, such as developments and restrictions with respect to the COVID-19 pandemic;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. Since the World Health Organization declared the COVID-19 outbreak as a pandemic in March 2020, it has resulted in significant disruptions and uncertainties in the global economy and in the financial markets. While the COVID-19 pandemic did not have a material and adverse impact on our business operations and financial condition, the ongoing effect of the pandemic on our future operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic and the introduction of new variants, and the impact on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. For example, China has recently imposed new restrictions due to an increase in COVID-19 cases, which has resulted in logistics challenges that could disrupt our business operations and those of our partners. Furthermore, due to the complexity and variability of COVID-19 policies and regulations imposed by different countries where we operate, we are subject to significant compliance efforts which could require additional resources and result in increased costs, or we may fail to be in compliance on a timely manner. A prolonged outbreak could negatively affect our business, including:

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

Our worldwide operations are subject to economic and geopolitical uncertainty, health risks and natural disasters, which could have a material adverse effect on our business operations.

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that earthquakes or other natural disasters, labor strikes, epidemics and pandemics, and/or health advisories could disrupt our operations and have a material adverse impact on our business and results of operations.

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

Furthermore, worldwide political conditions may create uncertainties that could adversely affect our business. The U.S. has been and may continue to be affected by conflicts that could, among other things, disrupt our supply chain, and impact customer demands and component prices. For example, the U.S. and other countries have recently imposed economic sanctions and export control measures on Russia due to the conflict in Ukraine. Although such measures have not significantly affected our business or operations, future developments could adversely affect our operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective April 26, 2022.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on April 27, 2022.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 10, 2022
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)