Form 10-Q
period 2022-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2022-08-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 46,789,000 shares of the registrant’s common stock issued and outstanding as of July 29, 2022.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$342,867	$189,265
Short-term investments	469,012	535,817
Accounts receivable, net	125,508	104,813
Inventories	359,647	259,417
Other current assets	35,055	35,540
Total current assets	1,332,089	1,124,852
Property and equipment, net	356,687	362,962
Goodwill	6,571	6,571
Deferred tax assets, net	23,961	21,917
Other long-term assets	66,385	69,523
Total assets	$1,785,693	$1,585,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,925	$83,027
Accrued compensation and related benefits	85,238	62,635
Other accrued liabilities	91,324	81,282
Total current liabilities	254,487	226,944
Income tax liabilities	47,350	47,669
Other long-term liabilities	60,734	67,227
Total liabilities	362,571	341,840
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 46,787 and 46,256, respectively	891,888	803,226
Retained earnings	545,920	424,879
Accumulated other comprehensive income (loss)	(14,686)	15,880
Total stockholders’ equity	1,423,122	1,243,985
Total liabilities and stockholders’ equity	$1,785,693	$1,585,825

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$461,004	$293,317	$838,718	$547,772
Cost of revenue	190,043	129,102	348,877	242,498
Gross profit	270,961	164,215	489,841	305,274
Operating expenses:
Research and development	57,131	44,753	111,234	86,645
Selling, general and administrative	70,668	57,238	137,822	108,691
Litigation expense	1,274	1,596	2,763	3,224
Total operating expenses	129,073	103,587	251,819	198,560
Operating income	141,888	60,628	238,022	106,714
Other income (expense), net	(5,092)	3,031	(5,726)	5,618
Income before income taxes	136,796	63,659	232,296	112,332
Income tax expense	22,117	8,490	38,051	11,750
Net income	$114,679	$55,169	$194,245	$100,582

Net income per share:
Basic	$2.46	$1.20	$4.17	$2.20
Diluted	$2.37	$1.16	$4.02	$2.11
Weighted-average shares outstanding:
Basic	46,675	45,796	46,550	45,647
Diluted	48,286	47,754	48,268	47,732

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$114,679	$55,169	$194,245	$100,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,585)	5,437	(23,763)	2,963
Change in unrealized loss on available-for-sale securities, net of tax of $170, $21, $735 and $145, respectively	(1,403)	(148)	(6,803)	(802)
Other comprehensive income (loss), net of tax	(24,988)	5,289	(30,566)	2,161
Comprehensive income	$89,691	$60,458	$163,679	$102,743

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of April 1, 2022	46,625	$847,966	$467,844	$10,302	$1,326,112
Net income	-	-	114,679	-	114,679
Other comprehensive loss	-	-	-	(24,988)	(24,988)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,603)	-	(36,603)
Common stock issued under the employee equity incentive plan	162	1,013	-	-	1,013
Stock-based compensation expense	-	42,909	-	-	42,909
Balance as of June 30, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of April 1, 2021	45,737	$699,359	$315,206	$7,012	$1,021,577
Net income	-	-	55,169	-	55,169
Other comprehensive income	-	-	-	5,289	5,289
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,993)	-	(28,993)
Common stock issued under the employee equity incentive plan	180	2,176	-	-	2,176
Stock-based compensation expense	-	32,137	-	-	32,137
Balance as of June 30, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	194,245	-	194,245
Other comprehensive loss	-	-	-	(30,566)	(30,566)
Dividends and dividend equivalents declared ($1.50 per share)	-	-	(73,204)	-	(73,204)
Common stock issued under the employee equity incentive plan	524	3,331	-	-	3,331
Common stock issued under the employee stock purchase plan	7	2,786	-	-	2,786
Stock-based compensation expense	-	82,545	-	-	82,545
Balance as of June 30, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	100,582	-	100,582
Other comprehensive income	-	-	-	2,161	2,161
Dividends and dividend equivalents declared ($1.20 per share)	-	-	(57,946)	-	(57,946)
Common stock issued under the employee equity incentive plan	640	12,920	-	-	12,920
Common stock issued under the employee stock purchase plan	10	2,293	-	-	2,293
Stock-based compensation expense	-	60,758	-	-	60,758
Balance as of June 30, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$194,245	$100,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,675	12,649
Amortization of premium on available-for-sale securities	2,580	1,926
(Gain) loss on deferred compensation plan investments	7,277	(3,039)
Deferred taxes, net	(1,383)	1,005
Stock-based compensation expense	82,726	60,710
Other	15	5
Changes in operating assets and liabilities:
Accounts receivable	(20,710)	(10,719)
Inventories	(100,434)	(20,237)
Other assets	51	(4,109)
Accounts payable	6,138	12,791
Accrued compensation and related benefits	24,526	9,398
Income tax liabilities	(1,751)	1,640
Other accrued liabilities	701	11,401
Net cash provided by operating activities	212,656	174,003
Cash flows from investing activities:
Purchases of property and equipment	(38,721)	(58,268)
Purchases of short-term investments	(16,243)	(255,343)
Purchases of long-term investments	(2,085)	-
Maturities and sales of short-term investments	65,793	62,789
Sales of long-term investments	200	300
Contributions to deferred compensation plan, net	(2,275)	(1,686)
Net cash provided by (used in) investing activities	6,669	(252,208)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,190)	(1,140)
Proceeds from common stock issued under the employee equity incentive plan	3,331	12,920
Proceeds from common stock issued under the employee stock purchase plan	2,786	2,293
Dividends and dividend equivalents paid	(65,294)	(52,222)
Net cash used in financing activities	(60,367)	(38,149)
Effect of change in exchange rates	(5,362)	1,615
Net increase (decrease) in cash, cash equivalents and restricted cash	153,596	(114,739)
Cash, cash equivalents and restricted cash, beginning of period	189,389	335,071
Cash, cash equivalents and restricted cash, end of period	$342,985	$220,332
Supplemental disclosures for cash flow information:
Cash paid for taxes	$41,137	$9,023
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,968	$10,719
Liability accrued for dividends and dividend equivalents	$38,260	$30,564

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

Neither the COVID-19 pandemic nor the conflict between Ukraine and Russia materially and adversely impacted the Company's overall operating results or business operations for the three and six months ended June 30, 2022. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic or the conflict between Ukraine and Russia that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 98% and 96% of the Company’s total revenue for the three months ended June 30, 2022 and 2021, respectively, and 98% and 97% of the Company’s total revenue for the six months ended June 30, 2022 and 2021, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended June 30, 2022 and 2021, 85% and 88%, respectively, of the Company’s product sales were made through distribution arrangements. For the six months ended June 30, 2022 and 2021, 84% and 89%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2022 and December 31, 2021, accounts receivable totaled $125.5 million and $104.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of June 30, 2022 and December 31, 2021, customer prepayments totaled $4.8 million and $4.3 million, respectively. The increase in the customer prepayment balance for the six months ended June 30, 2022 resulted from an increase in unfulfilled customer orders for which the Company had received payments. For the six months ended June 30, 2022, the Company recognized $4.0 million of revenue that was included in the customer prepayment balance as of December 31, 2021.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company's stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of June 30, 2022, 5.0 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,198	$885	$2,505	$1,700
Research and development	9,187	6,752	17,588	12,918
Selling, general and administrative	32,530	24,489	62,633	46,092
Total stock-based compensation expense	$42,915	$32,126	$82,726	$60,710
Tax benefit related to stock-based compensation (1)	$652	$381	$1,225	$811

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

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares		Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	125	$235.82	1,166		$222.78	1,218	$44.59	2,509	$136.87
Granted	40	$394.57	442	(1)	$370.19	120	$270.15	602	$351.88
Vested	(43)	$183.18	(319)		$143.36	(162)	$23.57	(524)	$109.63
Forfeited	(4)	$297.83	-		$-	(5)	$207.45	(9)	$255.02
Outstanding at June 30, 2022	118	$307.08	1,289		$293.00	1,171	$69.93	2,578	$192.21

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $64.0 million and $61.7 million for the three months ended  June 30, 2022 and 2021, respectively. The intrinsic value related to vested RSUs was $215.7 million and $220.9 million for the six months ended June 30, 2022 and 2021, respectively. As of  June 30, 2022, the total intrinsic value of all outstanding RSUs was $1.0 billion, based on the closing stock price of $384.04. As of  June 30, 2022, unamortized compensation expense related to all outstanding RSUs was $284.0 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $3.3 million and $12.9 million for the six months ended June 30, 2022 and 2021, respectively.

Time-Based RSUs:

For the six months ended  June 30, 2022, the Compensation Committee granted 40,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represent a target number of shares that can be earned subject to the achievement of two sets of performance goals (“2022 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2022 Executive PSUs will vest in the first quarter of 2024 if the pre-determined revenue goal is met during the performance period. The remaining 2022 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers can earn up to an additional 200% of the target number of the 2022 Executive PSUs if the Company secures additional wafer capacity during a three-year performance period. The 2022 Executive PSUs related to the second goal will fully vest in the first quarter of 2025 if the pre-determined goal is met during the performance period. In addition, all vested shares related to the second goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2022 Executive PSUs is $148.6 million.

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

The 2022 Executive PSUs and the 2022 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during 2022 and 2023 is $30 higher than the grant date stock price of $393.16. This market condition was achieved in the first quarter of 2022. The Company determined the grant date fair value of the 2022 Executive PSUs for the first goal and the 2022 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of four years, expected volatility of 44.6%, risk-free interest rate of 1.5%, and expected dividend yield of 0.8%. In addition, for the 2022 Executive PSUs related to the second goal, the fair value was determined based on the closing stock price at the end of each reporting period, adjusted for accrued dividends and an illiquidity discount of 10.3% to account for the post-vesting sales restrictions.

2022 MSUs:

In February 2022, the Compensation Committee granted 24,000 MSUs to certain non-executive employees, which represent a target number of shares that can be earned upon achievement of stock price targets (“2022 MSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2022 MSUs if the Company achieves five stock price targets ranging from $472 to $590 during a performance period from February 3, 2022 to February 3, 2025. The 2022 MSUs will vest in equal amounts on each of the first, second and third anniversaries of February 3, 2025. The total stock-based compensation cost for the 2022 MSUs is $31.5 million.

The Company determined the grant date fair value of the 2022 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of six years, expected volatility of 39.0%, risk-free interest rate of 1.7%, and expected dividend yield of 0.8%.

2004 Employee Stock Purchase Plan (“ESPP”)

No shares were issued under the ESPP for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, 7,000 and 10,000 shares, respectively, were issued under the ESPP. As of June 30, 2022, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $0.7 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the unamortized expense was $0.2 million, which will be recognized through the third quarter of 2022. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	38.1%	43.3%
Risk-free interest rate	0.7%	0.1%
Dividend yield	0.6%	0.6%

Cash proceeds from the shares issued under the ESPP were $2.8 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$53,478	$29,478
Work in process	147,956	130,029
Finished goods	158,213	99,910
Total	$359,647	$259,417

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
RSU tax withholding proceeds receivable	$12,630	$16,224
Prepaid expenses	9,664	9,526
Accrued interest receivable	7,073	5,440
Assets for product returns	1,936	1,596
Other	3,752	2,754
Total	$35,055	$35,540

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Deferred compensation plan assets	$48,128	$53,172
Prepaid expenses	3,494	2,311
Other	14,763	14,040
Total	$66,385	$69,523

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Dividends and dividend equivalents	$40,391	$32,364
Warranty	25,209	20,989
Stock rotation and sales returns	8,478	5,748
Customer prepayments	4,780	4,300
Income tax payable	3,460	4,921
Other	9,006	12,960
Total	$91,324	$81,282

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Deferred compensation plan liabilities	$49,905	$55,489
Dividend equivalents	8,352	8,470
Other	2,477	3,268
Total	$60,734	$67,227

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

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		June 30,	December 31,
	Financial Statement Line Item	2022	2021
Operating lease ROU assets	Other long-term assets	$5,549	$6,297

Operating lease liabilities	Other accrued liabilities	$2,560	$2,539
	Other long-term liabilities	$2,477	$3,268

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$676	$578	$1,405	$1,071
Other	438	120	805	247
Total lease costs	$1,114	$698	$2,210	$1,318

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$533	$698	$1,466	$1,010
ROU assets obtained in exchange for new operating lease liabilities	$48	$744	$1,058	$3,684

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.4	2.8
Weighted-average discount rate	2.0%	2.0%

As of June 30, 2022, the maturities of the lease liabilities were as follows (in thousands):

2022 (remaining six months)	$1,407
2023	2,102
2024	1,024
2025	623
2026	8
Total remaining lease payments	5,164
Less: imputed interest	(127)
Total lease liabilities	$5,037

As of June 30, 2022, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to four years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended June 30, 2022 and 2021, income related to lease payments was $0.5 million and $0.6 million, respectively. For the six months ended June 30, 2022 and 2021, income related to lease payments was $1.1 million and $0.9 million, respectively. As of  June 30, 2022, future income related to lease payments was as follows (in thousands):

2022 (remaining six months)	$1,101
2023	1,569
2024	612
2025	105
2026	19
Total	$3,406

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$114,679	$55,169	$194,245	$100,582

Denominator:
Weighted-average outstanding shares - basic	46,675	45,796	46,550	45,647
Effect of dilutive securities	1,611	1,958	1,718	2,085
Weighted-average outstanding shares - diluted	48,286	47,754	48,268	47,732

Net income per share:
Basic	$2.46	$1.20	$4.17	$2.20
Diluted	$2.37	$1.16	$4.02	$2.11

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2022	2021	2022	2021
Distributor A	24%	28%	24%	27%
Distributor B	18%	17%	18%	17%
Distributor C	11%	*	11%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	June 30,	December 31,
	2022	2021
Distributor A	19%	26%
Distributor B	16%	17%
Value-added reseller A	21%	12%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2022	2021	2022	2021
China	$249,778	$170,893	$455,858	$324,276
Taiwan	69,668	48,262	126,105	78,708
Europe	31,179	20,790	56,394	41,170
South Korea	43,046	18,992	83,418	38,279
Southeast Asia	21,114	12,188	38,002	23,686
Japan	22,136	14,552	41,291	26,602
United States	23,973	7,542	37,419	14,844
Other	110	98	231	207
Total	$461,004	$293,317	$838,718	$547,772

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2022	2021	2022	2021
Direct Current (“DC”) to DC	$442,250	$278,808	$801,099	$520,237
Lighting Control	18,754	14,509	37,619	27,535
Total	$461,004	$293,317	$838,718	$547,772

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30,	December 31,
Country	2022	2021
China	$209,016	$211,973
United States	113,065	113,805
Taiwan	18,587	19,607
Other	16,019	17,577
Total	$356,687	$362,962

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$23,833	$9,941	$20,989	$6,895
Warranty provision for product sales	5,650	1,588	10,390	5,197
Settlements made	(139)	(656)	(1,519)	(969)
Unused warranty provision	(4,135)	-	(4,651)	(250)
Balance at end of period	$25,209	$10,873	$25,209	$10,873

For the three and six months ended June 30, 2022, the warranty and unused warranty provisions for product sales included net adjustments for changes in estimates to pre-existing claims of $1.0 million and $5.2 million, respectively. For the three and six months ended June 30, 2021, the amounts were not material.

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over the next four years. Under the terms of the agreement, the Company may be required to make prepayments of up to $220 million in August 2022.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of June 30, 2022 were as follows (in thousands):

2022 (remaining six months)	$304,275
2023	415,582
2024	343,394
2025	411,376
Total	$1,474,627

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by its stockholders, challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company intends to defend itself vigorously against any such claims. As of June 30, 2022, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$274,475	$174,937
Money market funds	68,392	14,328
Certificates of deposit	134,374	141,478
Corporate debt securities	327,358	386,883
U.S. treasuries and government agency bonds	7,280	7,456
Auction-rate securities backed by student-loan notes	2,219	2,401
Total	$814,098	$727,483

	June 30,	December 31,
	2022	2021
Reported as:
Cash and cash equivalents	$342,867	$189,265
Short-term investments	469,012	535,817
Investment within other long-term assets	2,219	2,401
Total	$814,098	$727,483

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$275,261	$273,257
Due in 1 - 5 years	202,543	195,755
Due in greater than 5 years	2,320	2,219
Total	$480,124	$471,231

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$68,392	$-	$-	$68,392
Certificates of deposit	134,374	-	-	134,374
Corporate debt securities	335,934	9	(8,585)	327,358
U.S. treasuries and government agency bonds	7,496	-	(216)	7,280
Auction-rate securities backed by student-loan notes	2,320	-	(101)	2,219
Total	$548,516	$9	$(8,902)	$539,623

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,328	$-	$-	$14,328
Certificates of deposit	141,478	-	-	141,478
Corporate debt securities	388,081	570	(1,768)	386,883
U.S. treasuries and government agency bonds	7,495	-	(39)	7,456
Auction-rate securities backed by student-loan notes	2,520	-	(119)	2,401
Total	$553,902	$570	$(1,926)	$552,546

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$284,630	$(7,859)	$33,521	$(726)	$318,151	$(8,585)
U.S. treasuries and government agency bonds	7,280	(216)	-	-	7,280	(216)
Auction-rate securities backed by student-loan notes	-	-	2,219	(101)	2,219	(101)
Total	$291,910	$(8,075)	$35,740	$(827)	$327,650	$(8,902)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$285,954	$(1,765)	$4,760	$(3)	$290,714	$(1,768)
U.S. treasuries and government agency bonds	7,456	(39)	-	-	7,456	(39)
Auction-rate securities backed by student-loan notes	-	-	2,401	(119)	2,401	(119)
Total	$293,410	$(1,804)	$7,161	$(122)	$300,571	$(1,926)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2022 and December 31, 2021, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 24 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $41.0 million, or 95% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. In April 2022, the Company made an investment in a convertible loan that will convert into additional shares. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee and currently serves on the Investee's board of directors. As of  June 30, 2022 and December 31, 2021, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $5.2 million and $3.3 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three and six months ended June 30, 2022.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$342,867	$189,265
Restricted cash included in other long-term assets	118	124
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$342,985	$189,389

As of June 30, 2022 and December 31, 2021, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$68,392	$68,392	$-	$-
Certificates of deposit	134,374	-	134,374	-
Corporate debt securities	327,358	-	327,358	-
U.S. treasuries and government agency bonds	7,280	-	7,280	-
Auction-rate securities backed by student-loan notes	2,219	-	-	2,219
Mutual funds and money market funds under deferred compensation plan	29,152	29,152	-	-
Total	$568,775	$97,544	$469,012	$2,219

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$14,328	$14,328	$-	$-
Certificates of deposit	141,478	-	141,478	-
Corporate debt securities	386,883	-	386,883	-
U.S. treasuries and government agency bonds	7,456	-	7,456	-
Auction-rate securities backed by student-loan notes	2,401	-	-	2,401
Mutual funds and money market funds under deferred compensation plan	31,786	31,786	-	-
Total	$584,332	$46,114	$535,817	$2,401

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2022	2021
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$18,976	$21,386
Fair value of mutual funds and money market funds	29,152	31,786
Total	$48,128	$53,172

Deferred compensation plan assets reported in:
Other long-term assets	$48,128	$53,172

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$118	$282
Other long-term liabilities	49,905	55,489
Total	$50,023	$55,771

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$3,333	$2,770	$6,794	$5,052
Amortization of premium on available-for-sale securities	(1,232)	(1,113)	(2,580)	(1,926)
Gain (loss) on deferred compensation plan investments	(5,085)	1,862	(7,277)	3,039
Foreign currency exchange gain (loss)	400	(388)	350	(373)
Charitable contributions	(2,500)	(100)	(3,000)	(200)
Other	(8)	-	(13)	26
Total	$(5,092)	$3,031	$(5,726)	$5,618

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended  June 30, 2022 was $22.1 million, or 16.2% of pre-tax income. The income tax expense for the six months ended June 30, 2022 was $38.1 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the three months ended June 30, 2021 was $8.5 million, or 13.3% of pre-tax income. The income tax expense for the six months ended June 30, 2021 was $11.8 million, or 10.5% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from research and development (“R&D”) activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(1,063)	$16,943	$15,880
Other comprehensive loss before reclassifications	(5,970)	(178)	(6,148)
Amounts reclassified from accumulated other comprehensive income	5	-	5
Tax effect	565	-	565
Net current period other comprehensive loss	(5,400)	(178)	(5,578)
Balance as of March 31, 2022	(6,463)	16,765	10,302
Other comprehensive loss before reclassifications	(1,582)	(23,585)	(25,167)
Amounts reclassified from accumulated other comprehensive loss	9	-	9
Tax effect	170	-	170
Net current period other comprehensive loss	(1,403)	(23,585)	(24,988)
Balance as of June 30, 2022	$(7,866)	$(6,820)	$(14,686)

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in other income (expense), net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend declared per share	$0.75	$0.60	$1.50	$1.20
Total amount	$35,029	$27,501	$69,937	$54,894

As of  June 30, 2022 and December 31, 2021, accrued dividends totaled $35.0 million and $27.7 million, respectively.

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

Cash Dividend Equivalent Rights

The Company's RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of June 30, 2022 and December 31, 2021, accrued dividend equivalents totaled $13.7 million and $13.1 million, respectively.

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

•

the effects of macroeconomic factors, including the COVID-19 pandemic, the global economic downturn and the conflict between Ukraine and Russia on the global economy, the semiconductor industry and our business,

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

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, including the COVID-19 pandemic, the global economic downturn and the conflict in Ukraine on our business, industry and the global economy. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and, in particular, in the section entitled “Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical supply chain lead times for orders are generally 16 to 26 weeks. For several consecutive quarters, we have experienced high customer demand, which has resulted in longer than usual lead times. These factors, combined with the fact that our customers can cancel or reschedule orders without significant penalty to the customer, make the forecasting of our orders and revenue difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 88% and 90% for the three months ended June 30, 2022 and 2021, respectively, and 89% and 90% for the six months ended June 30, 2022 and 2021, respectively.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not have a material adverse impact on our overall operating results or business operations for the three and six months ended June 30, 2022.

In recent months, China experienced an increase in outbreaks, specifically in Shanghai where we have business operations and where many of our customers and suppliers are located. Local governments implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges across the region and throughout China. Although the strict measures have since been lifted and the disruptions did not have a material adverse impact on our operations or financial condition for the three and six months ended June 30, 2022, we will continue to monitor and evaluate future developments. However, we cannot reasonably estimate the potential effect of these measures on the global economy, the semiconductor industry and our business.

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

Conflict between Ukraine and Russia

As the conflict between Ukraine and Russia continues to evolve, we are closely monitoring the impact of future developments on our business, supply chain, employees, customers and other business partners. Our total revenue in Russia has historically not been material. Early in the conflict, we changed our payment terms to require payment in advance from our customers in Russia. Subsequently, we stopped shipping to customers in Russia. All accounts receivable balances from our customers in Russia have been paid.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the COVID-19 pandemic, the global economic downturn and the conflict between Ukraine and Russia. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percentages)
Revenue	$461,004	100.0%	$293,317	100.0%	$838,718	100.0%	$547,772	100.0%
Cost of revenue	190,043	41.2	129,102	44.0	348,877	41.6	242,498	44.3
Gross profit	270,961	58.8	164,215	56.0	489,841	58.4	305,274	55.7
Operating expenses:
Research and development	57,131	12.4	44,753	15.3	111,234	13.3	86,645	15.8
Selling, general and administrative	70,668	15.3	57,238	19.5	137,822	16.4	108,691	19.8
Litigation expense	1,274	0.3	1,596	0.5	2,763	0.3	3,224	0.6
Total operating expenses	129,073	28.0	103,587	35.3	251,819	30.0	198,560	36.2
Operating income	141,888	30.8	60,628	20.7	238,022	28.4	106,714	19.5
Other income (expense), net	(5,092)	(1.1)	3,031	1.0	(5,726)	(0.7)	5,618	1.0
Income before income taxes	136,796	29.7	63,659	21.7	232,296	27.7	112,332	20.5
Income tax expense	22,117	4.8	8,490	2.9	38,051	4.5	11,750	2.1
Net income	$114,679	24.9%	$55,169	18.8%	$194,245	23.2%	$100,582	18.4%

Revenue

In the first quarter of 2022, we reorganized our end markets and broke out Computing and Storage into two new end markets: (1) Storage and Computing, and (2) Enterprise Data. All prior-period amounts have been restated to reflect the changes. The following table summarizes our revenue by end market:

	Three Months Ended June 30,					Six Months Ended June 30,
End Market	2022	% of Revenue	2021	% of Revenue	Change	2022	% of Revenue	2021	% of Revenue	Change
	(in thousands, except percentages)
Storage and Computing	$122,288	26.5%	$57,795	19.7%	111.6%	$218,874	26.1%	$109,107	19.9%	100.6%
Enterprise Data	65,199	14.2	29,928	10.2	117.9%	107,708	12.8	46,111	8.4	133.6%
Automotive	61,019	13.2	48,699	16.6	25.3%	115,565	13.8	93,566	17.1	23.5%
Industrial	55,865	12.1	43,323	14.8	28.9%	104,403	12.5	83,111	15.2	25.6%
Communications	59,299	12.9	37,459	12.8	58.3%	114,873	13.7	73,528	13.4	56.2%
Consumer	97,334	21.1	76,113	25.9	27.9%	177,295	21.1	142,349	26.0	24.5%
Total	$461,004	100.0%	$293,317	100.0%	57.2%	$838,718	100.0%	$547,772	100.0%	53.1%

Revenue for the three months ended June 30, 2022 was $461.0 million, an increase of $167.7 million, or 57.2%, from $293.3 million for the three months ended June 30, 2021. Overall unit shipments increased by 21% and average sales prices increased by approximately 31% compared to the same period in 2021. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the three months ended June 30, 2022, revenue from the storage and computing market increased $64.5 million, or 111.6%, from the same period in 2021. This increase was primarily due to higher storage and commercial notebook sales. Revenue from the enterprise data market increased $35.3 million, or 117.9%, from the same period in 2021. This increase was primarily due to an accelerated ramp up in our data center and workstation computing sales. Revenue from the automotive market increased $12.3 million, or 25.3%, from the same period in 2021. This increase was primarily driven by sales growth for applications for advanced driver assistance systems, digital cockpit and lighting products. Revenue from the industrial market increased $12.5 million, or 28.9%, from the same period in 2021. This increase was primarily driven by higher sales in industrial meters and security applications. Revenue from the communications market increased $21.8 million, or 58.3%, from the same period in 2021. This increase primarily reflected higher revenue related to 5G infrastructure. Revenue from the consumer market increased $21.2 million, or 27.9%, from the same period in 2021. This increase was primarily driven by strength in home appliances, smart TVs and gaming, which was partially offset by decreased sales for mobile devices.

Revenue for the six months ended June 30, 2022 was $838.7 million, an increase of $290.9 million, or 53.1%, from $547.8 million for the six months ended June 30, 2021. Overall unit shipments increased by 21% and average sales prices increased by 28% compared to the same period in 2021. The increase in average sales prices was primarily driven by favorable changes in product mix with more sales coming from products with higher unit prices.

For the six months ended June 30, 2022, revenue from the storage and computing market increased $109.8 million, or 100.6%, from the same period in 2021. This increase was primarily due to higher storage and commercial notebook sales. Revenue from the enterprise data market increased $61.6 million, or 133.6%, from the same period in 2021. This increase was primarily due to an accelerated ramp up in our data center and workstation computing sales. Revenue from the automotive market increased $22.0 million, or 23.5%, from the same period in 2021. This increase was primarily driven by sales growth for applications for advanced driver assistance systems, digital cockpit and lighting products. Revenue from the industrial market increased $21.3 million, or 25.6%, from the same period in 2021. This increase was broad-based and included higher sales in industrial meters. Revenue from the communications market increased $41.3 million, or 56.2%, from the same period in 2021. This increase primarily reflected higher revenue related to 5G infrastructure. Revenue from the consumer market increased $34.9 million, or 24.5%, from the same period in 2021. This increase was primarily driven by strength in home appliances, gaming and smart TVs, which was partially offset by decreased sales for mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
Cost of revenue	$190,043	$129,102	47.2%	$348,877	$242,498	43.9%
As a percentage of revenue	41.2%	44.0%		41.6%	44.3%
Gross profit	$270,961	$164,215	65.0%	$489,841	$305,274	60.5%
Gross margin	58.8%	56.0%		58.4%	55.7%

Cost of revenue was $190.0 million, or 41.2% of revenue, for the three months ended June 30, 2022, and $129.1 million, or 44.0% of revenue, for the three months ended June 30, 2021. The $60.9 million increase in cost of revenue was primarily due to a 21% increase in overall unit shipments and a 29% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs and inventory write-downs.

Gross margin was 58.8% for the three months ended June 30, 2022, compared with 56.0% for the three months ended June 30, 2021. The increase in gross margin was mainly driven by a favorable product mix, and lower manufacturing overhead costs and inventory write-downs as a percentage of revenue.

Cost of revenue was $348.9 million, or 41.6% of revenue, for the six months ended June 30, 2022, and $242.5 million, or 44.3% of revenue, for the six months ended June 30, 2021. The $106.4 million increase in cost of revenue was primarily due to a 21% increase in overall unit shipments and a 25% increase in the average direct cost of units shipped. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs.

Gross margin was 58.4% for the six months ended June 30, 2022, compared with 55.7% for the six months ended June 30, 2021. The increase in gross margin was mainly driven by a favorable product mix, and lower manufacturing overhead costs and inventory write-downs as a percentage of revenue.

Research and Development

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
R&D expenses	$57,131	$44,753	27.7%	$111,234	$86,645	28.4%
As a percentage of revenue	12.4%	15.3%		13.3%	15.8%

R&D expenses were $57.1 million, or 12.4% of revenue, for the three months ended June 30, 2022, and $44.8 million, or 15.3% of revenue, for the three months ended June 30, 2021. The $12.3 million increase in R&D expenses was primarily due to an increase of $14.1 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $2.4 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. The increase was partially offset by a $2.9 million benefit related to changes in the value of the deferred compensation plan liabilities. Our R&D headcount was 1,154 employees as of June 30, 2022, compared with 941 employees as of June 30, 2021.

R&D expenses were $111.2 million, or 13.3% of revenue, for the six months ended June 30, 2022, and $86.6 million, or 15.8% of revenue, for the six months ended June 30, 2021. The $24.6 million increase in R&D expenses was primarily due to an increase of $23.9 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $4.7 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. The increase was partially offset by a $4.1 million benefit related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
SG&A expenses	$70,668	$57,238	23.5%	$137,822	$108,691	26.8%
As a percentage of revenue	15.3%	19.5%		16.4%	19.8%

SG&A expenses were $70.7 million, or 15.3% of revenue, for the three months ended June 30, 2022, and $57.2 million, or 19.5% of revenue, for the three months ended June 30, 2021. The $13.5 million increase in SG&A expenses was primarily due to an increase of $8.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $7.5 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by a $4.4 million benefit related to changes in the value of the deferred compensation plan liabilities. Our SG&A headcount was 731 employees as of June 30, 2022, compared with 610 employees as of June 30, 2021.

SG&A expenses were $137.8 million, or 16.4% of revenue, for the six months ended June 30, 2022, and $108.7 million, or 19.8% of revenue, for the six months ended June 30, 2021. The $29.1 million increase in SG&A expenses was primarily due to an increase of $16.5 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $15.3 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by a $6.6 million benefit related to changes in the value of the deferred compensation plan liabilities.

Litigation Expense

Litigation expense was $1.3 million for the three months ended June 30, 2022, compared with $1.6 million for the three months ended June 30, 2021. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Litigation expense was $2.8 million for the six months ended June 30, 2022, compared with $3.2 million for the six months ended June 30, 2021. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Other Income (Expense), Net

Other expense, net, was $5.1 million for the three months ended June 30, 2022, compared with other income, net, of $3.0 million for the three months ended June 30, 2021. The increase in expense was primarily due to an increase of $6.9 million in expense related to changes in the value of the deferred compensation plan investments and an increase of $2.4 million in charitable contributions, which was partially offset by a $0.8 million favorable impact of foreign currency exchange rates.

Other expense, net, was $5.7 million for the six months ended June 30, 2022, compared with other income, net, of 5.6 million for the six months ended June 30, 2021. The increase in expense was primarily due to an increase of $10.3 million in expense related to changes in the value of the deferred compensation plan investments and an increase of $2.8 million in charitable contributions, which was partially offset by an increase of $1.1 million in net interest income and a $0.7 million favorable impact of foreign currency exchange rates.

Income Tax Expense

The income tax provision or benefit for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2022 was $22.1 million, or 16.2% of pre-tax income. The income tax expense for the six months ended June 30, 2022 was $38.1 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended June 30, 2021 was $8.5 million, or 13.3% of pre-tax income. The income tax expense for the six months ended June 30, 2021 was $11.8 million, or 10.5% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, the impact of federal tax credits from R&D activities, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021
	(in thousands, except percentages)
Cash and cash equivalents	$342,867	$189,265
Short-term investments	469,012	535,817
Total cash, cash equivalents and short-term investments	$811,879	$725,082
Percentage of total assets	45.5%	45.7%

Total current assets	$1,332,089	$1,124,852
Total current liabilities	(254,487)	(226,944)
Working capital	$1,077,602	$897,908

As of June 30, 2022, we had cash and cash equivalents of $342.9 million and short-term investments of $469.0 million, compared with cash and cash equivalents of $189.3 million and short-term investments of $535.8 million as of December 31, 2021. As of June 30, 2022, $249.5 million of cash and cash equivalents and $294.1 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$212,656	$174,003
Net cash provided by (used in) investing activities	6,669	(252,208)
Net cash used in financing activities	(60,367)	(38,149)
Effect of change in exchange rates	(5,362)	1,615
Net increase (decrease) in cash, cash equivalents and restricted cash	$153,596	$(114,739)

For the six months ended June 30, 2022, the $38.7 million increase in cash provided by operating activities compared to the prior period was primarily due to an increase of $93.7 million in net income and an increased non-cash adjustment of $22.0 million in stock-based compensation expense, partially offset by changes in operating assets and liabilities.

For the six months ended June 30, 2022, the $258.9 million decrease in cash used in investing activities compared to the prior period was primarily due to a $237.0 million decrease in purchases of investments and a $19.5 million decrease in capital expenditures.

For the six months ended June 30, 2022, the $22.2 million increase in cash used in financing activities compared to the prior period was primarily due to a $13.1 million increase in dividend and dividend equivalent payments and a $9.6 million decrease in proceeds from common stock issued under the employee equity incentive plan.

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

Cash Requirements

Although consequences of any economic uncertainty and macroeconomic conditions could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $811.9 million as of June 30, 2022, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over the next four years. Under the terms of the agreement, we may be required to make prepayments of up to $220 million in August 2022.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of June 30, 2022 were $1.5 billion, of which $541.3 million was short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cut and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2022, the remaining liability totaled $14.8 million, of which $3.7 million was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of June 30, 2022, these obligations totaled $5.0 million, of which $2.6 million was short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to our stockholders in the following month. As of June 30, 2022, accrued dividends totaled $35.0 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2022, these obligations totaled $58.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and six months ended June 30, 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2021.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including potential litigation initiated by our stockholders, challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We intend to defend ourselves vigorously against any such claims. As of June 30, 2022, there were no material pending legal proceedings to which we were a party.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	our dependence on the Asian markets for our customer base, which may expose us to political, cultural, regulatory, economic, foreign currency and operational risks;

•	changes in general economic conditions in the countries where our products are sold or used, particularly those in China;

•	the impact of extensive Chinese government regulation, as well as uncertainties with respect to China’s legal system, on us and our manufacturing partners and suppliers;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•

changes in general demand for electronic products as a result of worldwide macroeconomic conditions, including the global economic downturn, and the seasonality and variability in the end markets that we serve;

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three months ended June 30, 2022, 88% of our revenue was from customers in Asia. For the six months ended June 30, 2022, 89% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, recession, stagflation, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, higher unemployment and currency fluctuations can materially adversely affect logistics or demand for our products. For example, consumers and businesses could postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. Volatility in the credit markets could severely diminish liquidity and capital availability.

Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from the COVID-19 pandemic or the Russia-Ukraine conflict, or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.

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

In recent months, China experienced an increase in COVID-19 outbreaks, specifically in Shanghai where we have business operations and where many of our customers and suppliers are located. In response to the outbreaks, local governments implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges across the region and throughout China. Although the strict measures have since been lifted and the disruptions did not have a material adverse impact on our operations for the three and six months ended June 30, 2022, the degree to which the outbreaks will impact our business and financial results for the remainder of 2022 will depend on future developments, which are highly uncertain and cannot be predicted. If governmental restrictions are re-imposed or additional measures are imposed to contain the spread of the virus, we could experience significant disruptions in our operations in our facilities and reduced capacity available to us at some of our suppliers, all of which could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. We will continue to monitor the situation, assess further possible implications to our business, supply chain and customers, and take actions to mitigate adverse consequences to the extent feasible.

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

The Chinese government and provincial and local governments also have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include cash awards, tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners, suppliers and us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time, which could adversely affect our business and operating results.

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

Our manufacturing and packaging suppliers are and will continue to be primarily located in China for the foreseeable future. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively impact our business and results of operations.

We incur foreign currency exchange gains or losses related to the timing of payments for intercompany transactions between the U.S. and our foreign subsidiaries mainly in China, as well as transactions with vendors that are denominated in currencies other than the functional currencies. Recently, there have been significant fluctuations in global currencies. Fluctuations in the value of the U.S. Dollar relative to the foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

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

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may be exacerbated by the adverse effects of macroeconomic factors, including the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, which could reduce our revenue and adversely affect our financial condition and results of operations.

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

We receive a significant portion of our revenue from distribution arrangements and value-added resellers, and the loss of any one of these distributors or value-added resellers, or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any of such major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. While we could partner with other distributors or value-added resellers to replace any of our customers, the change in business partners could interrupt our operation and consequentially have a materially adverse impact on our business, financial condition and result of operations.

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

These and other risks may affect the ultimate cost and timing of any expansion of our third-party suppliers’ capacity. If our manufacturing costs increase, including as a result of inflationary pressure, we may be required to raise the prices for our products to remain profitable, which could result in a loss of customers.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the COVID-19 pandemic, the Russia-Ukraine conflict and supply chain disruptions may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assessed the market conditions for our products, we would have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyber attacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including the global economic downturn;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia;

•	epidemics and pandemics, such as developments and restrictions with respect to the COVID-19 pandemic;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

We face various risks related to epidemics and pandemics, including the global outbreak of COVID-19 first identified in December 2019. Since the World Health Organization declared the COVID-19 outbreak as a pandemic in March 2020, it has resulted in significant disruptions and uncertainties in the global economy and in the financial markets. While the COVID-19 pandemic did not have a material and adverse impact on our business operations and financial condition, the ongoing effect of the pandemic on our future operational and financial performance will depend on numerous evolving developments, including the duration and magnitude of the pandemic and the introduction of new variants, and the impact on our customers, employees, suppliers and other partners, all of which are uncertain and difficult to predict at this time. For example, China recently imposed new restrictions due to an increase in COVID-19 cases, which resulted in logistics challenges that could disrupt our business operations and those of our partners. Furthermore, due to the complexity and variability of COVID-19 policies and regulations imposed by different countries where we operate, we are subject to significant compliance efforts which could require additional resources and result in increased costs, or we may fail to be in compliance on a timely manner. A prolonged outbreak could negatively affect our business, including:

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

Dated: August 5, 2022
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)