Form 10-Q
period 2022-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2022-11-09
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 46,942,000 shares of the registrant’s common stock issued and outstanding as of November 2, 2022.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$316,210	$189,265
Short-term investments	419,837	535,817
Accounts receivable, net	153,404	104,813
Inventories	397,435	259,417
Other current assets	36,571	35,540
Total current assets	1,323,457	1,124,852
Property and equipment, net	343,123	362,962
Goodwill	6,571	6,571
Deferred tax assets, net	23,905	21,917
Other long-term assets	234,165	69,523
Total assets	$1,931,221	$1,585,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,673	$83,027
Accrued compensation and related benefits	103,253	62,635
Other accrued liabilities	109,062	81,282
Total current liabilities	290,988	226,944
Income tax liabilities	49,963	47,669
Other long-term liabilities	59,561	67,227
Total liabilities	400,512	341,840
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 46,941 and 46,256, respectively	938,993	803,226
Retained earnings	633,640	424,879
Accumulated other comprehensive income (loss)	(41,924)	15,880
Total stockholders’ equity	1,530,709	1,243,985
Total liabilities and stockholders’ equity	$1,931,221	$1,585,825

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$495,418	$323,522	$1,334,136	$871,294
Cost of revenue	204,516	137,211	553,393	379,709
Gross profit	290,902	186,311	780,743	491,585
Operating expenses:
Research and development	67,263	49,468	178,497	136,113
Selling, general and administrative	69,717	56,291	207,538	164,982
Litigation expense	2,051	3,421	4,815	6,645
Total operating expenses	139,031	109,180	390,850	307,740
Operating income	151,871	77,131	389,893	183,845
Other income (expense), net	5	793	(5,720)	6,411
Income before income taxes	151,876	77,924	384,173	190,256
Income tax expense	27,539	9,154	65,591	20,904
Net income	$124,337	$68,770	$318,582	$169,352

Net income per share:
Basic	$2.66	$1.50	$6.83	$3.70
Diluted	$2.57	$1.44	$6.60	$3.55
Weighted-average shares outstanding:
Basic	46,829	45,970	46,643	45,754
Diluted	48,349	47,852	48,295	47,772

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$124,337	$68,770	$318,582	$169,352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,081)	(371)	(49,844)	2,592
Change in unrealized loss on available-for-sale securities, net of tax of $130, $32, $865 and $177, respectively	(1,157)	(268)	(7,960)	(1,070)
Other comprehensive income (loss), net of tax:	(27,238)	(639)	(57,804)	1,522
Comprehensive income	$97,099	$68,131	$260,778	$170,874

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122
Net income	-	-	124,337	-	124,337
Other comprehensive loss	-	-	-	(27,238)	(27,238)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,617)	-	(36,617)
Common stock issued under the employee equity incentive plan	147	1,014	-	-	1,014
Common stock issued under the employee stock purchase plan	7	3,091	-	-	3,091
Stock-based compensation expense	-	43,000	-	-	43,000
Balance as of September 30, 2022	46,941	$938,993	$633,640	$(41,924)	$1,530,709

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of July 1, 2021	45,917	$733,672	$341,382	$12,301	$1,087,355
Net income	-	-	68,770	-	68,770
Other comprehensive loss	-	-	-	(639)	(639)
Dividends and dividend equivalents declared ($0.60 per share)	-	-	(28,959)	-	(28,959)
Common stock issued under the employee equity incentive plan	167	2,227	-	-	2,227
Common stock issued under the employee stock purchase plan	7	2,377	-	-	2,377
Stock-based compensation expense	-	31,582	-	-	31,582
Balance as of September 30, 2021	46,091	$769,858	$381,193	$11,662	$1,162,713

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	318,582	-	318,582
Other comprehensive loss	-	-	-	(57,804)	(57,804)
Dividends and dividend equivalents declared ($2.25 per share)	-	-	(109,821)	-	(109,821)
Common stock issued under the employee equity incentive plan	671	4,345	-	-	4,345
Common stock issued under the employee stock purchase plan	14	5,877	-	-	5,877
Stock-based compensation expense	-	125,545	-	-	125,545
Balance as of September 30, 2022	46,941	$938,993	$633,640	$(41,924)	$1,530,709

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2021	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2021	45,267	$657,701	$298,746	$10,140	$966,587
Net income	-	-	169,352	-	169,352
Other comprehensive income	-	-	-	1,522	1,522
Dividends and dividend equivalents declared ($1.80 per share)	-	-	(86,905)	-	(86,905)
Common stock issued under the employee equity incentive plan	807	15,147	-	-	15,147
Common stock issued under the employee stock purchase plan	17	4,670	-	-	4,670
Stock-based compensation expense	-	92,340	-	-	92,340
Balance as of September 30, 2021	46,091	$769,858	$381,193	$11,662	$1,162,713

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$318,582	$169,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,349	20,376
Amortization of premium on available-for-sale securities	3,682	3,231
(Gain) loss on deferred compensation plan investments	8,607	(2,640)
Deferred taxes, net	(1,217)	1,004
Stock-based compensation expense	125,723	92,282
Other	97	(8)
Changes in operating assets and liabilities:
Accounts receivable	(48,608)	(13,033)
Inventories	(138,241)	(50,968)
Other assets	(172,050)	(14,051)
Accounts payable	6,274	30,032
Accrued compensation and related benefits	45,054	30,030
Income tax liabilities	5,734	4,088
Other accrued liabilities	12,485	22,109
Net cash provided by operating activities	194,471	291,804
Cash flows from investing activities:
Purchases of property and equipment	(46,002)	(76,849)
Purchases of short-term investments	(16,243)	(354,171)
Purchases of long-term investments	(2,084)	-
Maturities and sales of short-term investments	104,666	94,192
Sales of long-term investments	325	400
Contributions to deferred compensation plan, net	(2,993)	(1,917)
Purchases of intangible assets	-	(793)
Net cash provided by (used in) investing activities	37,669	(339,138)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,587)	(2,049)
Proceeds from common stock issued under the employee equity incentive plan	4,345	15,147
Proceeds from common stock issued under the employee stock purchase plan	5,877	4,670
Dividends and dividend equivalents paid	(101,564)	(80,725)
Net cash used in financing activities	(92,929)	(62,957)
Effect of change in exchange rates	(12,275)	1,431
Net increase (decrease) in cash, cash equivalents and restricted cash	126,936	(108,860)
Cash, cash equivalents and restricted cash, beginning of period	189,389	335,071
Cash, cash equivalents and restricted cash, end of period	$316,325	$226,211
Supplemental disclosures for cash flow information:
Cash paid for taxes	$61,430	$16,217
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$4,710	$7,144
Liability accrued for dividends and dividend equivalents	$39,672	$31,911

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended  December 31, 2021, filed with the SEC on  February 25, 2022.

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

Neither the COVID-19 pandemic nor the Russia-Ukraine conflict materially and adversely impacted the Company’s overall operating results or business operations for the three and nine months ended September 30, 2022. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic or the Russia-Ukraine conflict that would require management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 98% and 96% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively, and 98% and 96% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended September 30, 2022 and 2021, 83% and 89% of the Company’s product sales were made through distribution arrangements, respectively. For the nine months ended September 30, 2022 and 2021, 83% and 89% of the Company’s product sales were made through distribution arrangements, respectively. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustment and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower prices, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2022 and December 31, 2021, accounts receivable totaled $153.4 million and $104.8 million, respectively. The Company’s accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of September 30, 2022 and December 31, 2021, customer prepayments totaled $3.4 million and $4.3 million, respectively. The decrease in the customer prepayment balance for the nine months ended September 30, 2022 resulted from a decrease in unfulfilled customer orders for which the Company had received payments. For the nine months ended September 30, 2022, the Company recognized $4.1 million of revenue that was included in the customer prepayment balance as of December 31, 2021.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  September 30, 2022, 5.0 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,186	$922	$3,691	$2,622
Research and development	9,287	6,646	26,875	19,564
Selling, general and administrative	32,524	24,004	95,157	70,096
Total stock-based compensation expense	$42,997	$31,572	$125,723	$92,282
Tax benefit related to stock-based compensation (1)	$654	$488	$1,879	$1,299

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	125	$235.82	1,166	$222.78	1,218	$44.59	2,509	$136.87
Granted	44	$396.77	442 (1)	$363.74	120	$270.15	606	$347.57
Vested	(53)	$188.73	(375)	$141.02	(243)	$23.57	(671)	$102.22
Forfeited	(6)	$308.76	(1)	$374.87	(6)	$216.37	(13)	$268.11
Outstanding at September 30, 2022	110	$318.11	1,232	$298.24	1,089	$73.23	2,431	$198.26

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $62.3 million and $76.8 million for the three months ended September 30, 2022 and 2021, respectively. The intrinsic value related to vested RSUs was $277.9 million and $297.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total intrinsic value of all outstanding RSUs was $881.1 million, based on the closing stock price of $363.40. As of September 30, 2022, unamortized compensation expense related to all outstanding RSUs was $239.3 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $4.3 million and $15.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Time-Based RSUs:

For the nine months ended September 30, 2022, the Compensation Committee granted 44,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represented a target number of shares that could be earned subject to the achievement of two sets of performance goals ( “February 2022 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the February 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the February 2022 Executive PSUs would vest in the first quarter of 2024 if the pre-determined revenue goal was met during the performance period. The remaining February 2022 Executive PSUs would vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn up to an additional 200% of the target number of the February 2022 Executive PSUs if the Company secured additional wafer capacity during a three-year performance period. The February 2022 Executive PSUs related to the second goal would fully vest in the first quarter of 2025 if the pre-determined goal was met during the performance period. In addition, all vested shares related to the second goal would be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the February 2022 Executive PSUs would be $145.7 million.

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

The February 2022 Executive PSUs and the 2022 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time during 2022 and 2023 is $30 higher than the grant date stock price of $393.16. This market condition was achieved in the first quarter of 2022. The Company determined the grant date fair value of the February 2022 Executive PSUs for the first goal and the 2022 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of four years, expected volatility of 44.6%, risk-free interest rate of 1.5%, and expected dividend yield of 0.8%. In addition, for the February 2022 Executive PSUs related to the second goal, the fair value was determined based on the closing stock price at the end of each reporting period, adjusted for accrued dividends and an illiquidity discount of 10.3% to account for the post-vesting sales restrictions.

In October 2022, the Compensation Committee cancelled the February 2022 Executive PSUs and granted the executive officers MSUs as replacement awards, which can now be earned subject to the achievement of both stock price targets and total stockholder return performance compared to the companies comprising the Philadelphia Semiconductor Sector Index over a three-year performance period ( “October 2022 Executive MSUs”). The October 2022 Executives MSUs will vest at the end of the three-year performance period depending on the degree to which the pre-determined goals are met. Under modification accounting, the Company will continue to recognize stock-based compensation cost for the February 2022 Executive PSUs and any incremental cost of the October 2022 Executive MSUs over the vesting period of the October 2022 Executive MSUs. The Company will determine the grant date fair value of the October 2022 Executive MSUs using a Monte Carlo simulation model, which has not been finalized as of the issuance of this Quarterly Report on Form 10-Q; therefore, we are not able to quantify the impact of the modification at this time.

2022 MSUs:

In February 2022, the Compensation Committee granted 24,000 MSUs to certain non-executive employees, which represent a target number of shares that can be earned upon achievement of stock price targets (“2022 MSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2022 MSUs if the Company achieves five stock price targets ranging from $472 to $590 during a performance period from February 3, 2022 to February 3, 2025. Two stock price targets were achieved during the third quarter of 2022. The 2022 MSUs will vest in equal amounts on each of the first, second and third anniversaries of February 3, 2025. The total stock-based compensation cost for the 2022 MSUs is $31.3 million.

The Company determined the grant date fair value of the 2022 MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of six years, expected volatility of 39.0%, risk-free interest rate of 1.7%, and expected dividend yield of 0.8%.

2004 Employee Stock Purchase Plan (“ESPP”)

For each of the three months ended September 30, 2022 and 2021, 7,000 shares were issued under the ESPP. For the nine months ended September 30, 2022 and 2021, 14,000 and 17,000 shares, respectively, were issued under the ESPP. As of September 30, 2022, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $0.9 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. The intrinsic value of the shares issued was $1.6 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the unamortized expense was $1.1 million, which will be recognized through the first quarter of 2023. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	63.2%	43.0%	50.6%	43.2%
Risk-free interest rate	3.1%	0.1%	1.9%	0.1%
Dividend yield	0.6%	0.5%	0.6%	0.6%

Cash proceeds from the shares issued under the ESPP were $5.9 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$83,313	$29,478
Work in process	155,904	130,029
Finished goods	158,218	99,910
Total	$397,435	$259,417

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
RSU tax withholding proceeds receivable	$11,957	$16,224
Prepaid expenses	9,197	9,526
Accrued interest receivable	7,676	5,440
Assets for product returns	4,969	1,596
Other	2,772	2,754
Total	$36,571	$35,540

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Deferred compensation plan assets	$47,516	$53,172
Prepaid expenses	173,229	2,311
Other	13,420	14,040
Total	$234,165	$69,523

As of September 30, 2022, prepaid expenses included $170.0 million relating to a deposit made to a vendor under a long-term wafer supply agreement. See Note 8 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Dividends and dividend equivalents	$40,823	$32,364
Warranty	22,644	20,989
Stock rotation and sales returns	22,757	5,748
Customer prepayments	3,417	4,300
Income tax payable	8,296	4,921
Other	11,125	12,960
Total	$109,062	$81,282

As of September 30, 2022, stock rotation and sales returns included a $22.4 million stock rotation reserve, compared with a $5.5 million reserve as of December 31, 2021. The change in the reserve can be affected by the timing of returns and the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Deferred compensation plan liabilities	$49,417	$55,489
Dividend equivalents	8,267	8,470
Other	1,877	3,268
Total	$59,561	$67,227

5. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than one year to four years. Some of these leases include options to renew the lease term for up to two years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		September 30,	December 31,
	Financial Statement Line Item	2022	2021
Operating lease ROU assets	Other long-term assets	$4,617	$6,297

Operating lease liabilities	Other accrued liabilities	$2,263	$2,539
	Other long-term liabilities	$1,877	$3,268

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$656	$623	$2,061	$1,694
Other	454	140	1,259	387
Total lease costs	$1,110	$763	$3,320	$2,081

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$649	$612	$2,115	$1,622
ROU assets obtained in exchange for new operating lease liabilities	$13	$793	$1,071	$4,477

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.3	2.8
Weighted-average discount rate	2.0%	2.0%

As of September 30, 2022, the maturities of the lease liabilities were as follows (in thousands):

2022 (remaining three months)	$674
2023	1,999
2024	967
2025	590
2026	7
Total remaining lease payments	4,237
Less: imputed interest	(97)
Total lease liabilities	$4,140

As of September 30, 2022, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to four years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended September 30, 2022 and 2021, income related to lease payments was $0.6 million and $0.7 million, respectively. For both the nine months ended September 30, 2022 and 2021, income related to lease payments was $1.7 million. As of September 30, 2022, future income related to lease payments was as follows (in thousands):

2022 (remaining three months)	$554
2023	1,557
2024	607
2025	102
2026	18
Total	$2,838

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$124,337	$68,770	$318,582	$169,352

Denominator:
Weighted-average outstanding shares - basic	46,829	45,970	46,643	45,754
Effect of dilutive securities	1,520	1,882	1,652	2,018
Weighted-average outstanding shares - diluted	48,349	47,852	48,295	47,772

Net income per share:
Basic	$2.66	$1.50	$6.83	$3.70
Diluted	$2.57	$1.44	$6.60	$3.55

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
Distributor A	25%	24%	24%	26%
Distributor B	18%	15%	18%	16%
Distributor C	10%	12%	11%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	September 30,	December 31,
	2022	2021
Distributor A	27%	26%
Distributor B	18%	17%
Value-added reseller A	*	12%

* Represents less than 10%.

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2022	2021	2022	2021
China	$265,053	$184,796	$720,911	$509,072
Taiwan	58,920	47,048	185,025	125,756
Europe	44,885	21,328	101,279	62,498
South Korea	52,613	24,442	136,031	62,721
Southeast Asia	26,458	14,820	64,460	38,506
Japan	22,399	20,944	63,690	47,546
United States	24,965	10,091	62,384	24,935
Other	125	53	356	260
Total	$495,418	$323,522	$1,334,136	$871,294

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2022	2021	2022	2021
Direct Current (“DC”) to DC	$462,982	$307,368	$1,264,081	$827,605
Lighting Control	32,436	16,154	70,055	43,689
Total	$495,418	$323,522	$1,334,136	$871,294

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30,	December 31,
Country	2022	2021
China	$194,811	$211,973
United States	112,982	113,805
Taiwan	18,787	19,607
Other	16,543	17,577
Total	$343,123	$362,962

8. COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company generally provides one to two year warranties against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are generally based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or a product defect.

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$25,209	$10,873	$20,989	$6,895
Warranty provision for product sales	1,141	7,757	11,531	12,954
Settlements made	(306)	(770)	(1,825)	(1,739)
Unused warranty provision	(3,400)	(84)	(8,051)	(334)
Balance at end of period	$22,644	$17,776	$22,644	$17,776

The warranty and unused warranty provisions for product sales included net adjustments for changes in estimates to pre-existing claims of $(3.4) million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over the next four years. As of September 30, 2022, the Company had made prepayments under this agreement of $170.0 million.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of September 30, 2022 were as follows (in thousands):

2022 (remaining three months)	$303,070
2023	420,883
2024	285,813
2025	353,952
Total	$1,363,718

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company intends to defend itself vigorously against any such claims. As of September 30, 2022, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$245,051	$174,937
Money market funds	71,159	14,328
Certificates of deposit	126,532	141,478
Corporate debt securities	286,065	386,883
U.S. treasuries and government agency bonds	7,240	7,456
Auction-rate securities backed by student-loan notes	2,083	2,401
Total	$738,130	$727,483

	September 30,	December 31,
	2022	2021
Reported as:
Cash and cash equivalents	$316,210	$189,265
Short-term investments	419,837	535,817
Investment within other long-term assets	2,083	2,401
Total	$738,130	$727,483

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$316,904	$313,134
Due in 1 - 5 years	113,002	106,703
Due in greater than 5 years	2,195	2,083
Total	$432,101	$421,920

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$71,159	$-	$-	$71,159
Certificates of deposit	126,532	-	-	126,532
Corporate debt securities	295,877	-	(9,812)	286,065
U.S. treasuries and government agency bonds	7,497	-	(257)	7,240
Auction-rate securities backed by student-loan notes	2,195	-	(112)	2,083
Total	$503,260	$-	$(10,181)	$493,079

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,328	$-	$-	$14,328
Certificates of deposit	141,478	-	-	141,478
Corporate debt securities	388,081	570	(1,768)	386,883
U.S. treasuries and government agency bonds	7,495	-	(39)	7,456
Auction-rate securities backed by student-loan notes	2,520	-	(119)	2,401
Total	$553,902	$570	$(1,926)	$552,546

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$203,576	$(6,236)	$81,489	$(3,576)	$285,065	$(9,812)
U.S. treasuries and government agency bonds	3,361	(136)	3,879	(121)	7,240	(257)
Auction-rate securities backed by student-loan notes	-	-	2,083	(112)	2,083	(112)
Total	$206,937	$(6,372)	$87,451	$(3,809)	$294,388	$(10,181)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$285,954	$(1,765)	$4,760	$(3)	$290,714	$(1,768)
U.S. treasuries and government agency bonds	7,456	(39)	-	-	7,456	(39)
Auction-rate securities backed by student-loan notes	-	-	2,401	(119)	2,401	(119)
Total	$293,410	$(1,804)	$7,161	$(122)	$300,571	$(1,926)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2022 and December 31, 2021, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 24 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $41.1 million, or 95% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. In April 2022, the Company made an investment in a convertible loan that will convert into additional shares of the Investee. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee and currently serves on the Investee’s board of directors. As of September 30, 2022 and December 31, 2021, the Company’s investment in the Investee, which is denominated in CHF, had a carrying value of $5.1 million and $3.3 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three and nine months ended September 30, 2022.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$316,210	$189,265
Restricted cash included in other long-term assets	115	124
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$316,325	$189,389

As of September 30, 2022 and December 31, 2021, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$71,159	$71,159	$-	$-
Certificates of deposit	126,532	-	126,532	-
Corporate debt securities	286,065	-	286,065	-
U.S. treasuries and government agency bonds	7,240	-	7,240	-
Auction-rate securities backed by student-loan notes	2,083	-	-	2,083
Mutual funds and money market funds under deferred compensation plan	29,140	29,140	-	-
Total	$522,219	$100,299	$419,837	$2,083

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$14,328	$14,328	$-	$-
Certificates of deposit	141,478	-	141,478	-
Corporate debt securities	386,883	-	386,883	-
U.S. treasuries and government agency bonds	7,456	-	7,456	-
Auction-rate securities backed by student-loan notes	2,401	-	-	2,401
Mutual funds and money market funds under deferred compensation plan	31,786	31,786	-	-
Total	$584,332	$46,114	$535,817	$2,401

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2022	2021
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$18,376	$21,386
Fair value of mutual funds and money market funds	29,140	31,786
Total	$47,516	$53,172

Deferred compensation plan assets reported in:
Other long-term assets	$47,516	$53,172

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$118	$282
Other long-term liabilities	49,417	55,489
Total	$49,535	$55,771

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$3,584	$3,050	$10,378	$8,102
Amortization of premium on available-for-sale securities	(1,102)	(1,305)	(3,682)	(3,231)
Gain (loss) on deferred compensation plan investments	(1,330)	(399)	(8,607)	2,640
Foreign currency exchange gain (loss)	612	(171)	962	(544)
Charitable contributions	(1,700)	(400)	(4,700)	(600)
Other	(59)	18	(71)	44
Total	$5	$793	$(5,720)	$6,411

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2022 was $27.5 million, or 18.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2022 was $65.6 million, or 17.1% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act of 2022 (the “CHIPS Act”) to provide certain financial and tax incentives to the semiconductor industry, primarily for manufacturing activities within the United States. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. The IRA, among other things, introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations, and imposes a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023. The Company does not believe the CHIPS Act or the IRA will have a material impact on its income tax provisions, results of operations or financial condition for the year ending December 31, 2022. The Company will continue to monitor any new developments related to the CHIPS Act and the IRA and evaluate their impact on its financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(1,063)	$16,943	$15,880
Other comprehensive loss before reclassifications	(5,970)	(178)	(6,148)
Amounts reclassified from accumulated other comprehensive income	5	-	5
Tax effect	565	-	565
Net current period other comprehensive loss	(5,400)	(178)	(5,578)
Balance as of March 31, 2022	(6,463)	16,765	10,302
Other comprehensive loss before reclassifications	(1,582)	(23,585)	(25,167)
Amounts reclassified from accumulated other comprehensive loss	9	-	9
Tax effect	170	-	170
Net current period other comprehensive loss	(1,403)	(23,585)	(24,988)
Balance as of June 30, 2022	(7,866)	(6,820)	(14,686)
Other comprehensive loss before reclassifications	(1,369)	(26,081)	(27,450)
Amounts reclassified from accumulated other comprehensive loss	82	-	82
Tax effect	130	-	130
Net current period other comprehensive loss	(1,157)	(26,081)	(27,238)
Balance as of September 30, 2022	$(9,023)	$(32,901)	$(41,924)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend declared per share	$0.75	$0.60	$2.25	$1.80
Total amount	$35,145	$27,606	$105,082	$82,501

As of September 30, 2022 and December 31, 2021, accrued dividends totaled $35.1 million and $27.7 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of September 30, 2022 and December 31, 2021, accrued dividend equivalents totaled $13.9 million and $13.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	the effects of macroeconomic factors, including the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict, on the semiconductor industry and our business;

•	protection of our proprietary technology;

•	business outlook for the remainder of 2022 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the section entitled “Risk Factors.” Except as required by law, we disclaim any duty to, and undertake no obligation to, update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 86% and 90% for the three months ended September 30, 2022 and 2021, respectively, and 88% and 90% for the nine months ended September 30, 2022 and 2021, respectively.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not have a material adverse impact on our overall operating results or business operations for the three and nine months ended September 30, 2022.

In recent months, China has experienced an increase in outbreaks, specifically in Shanghai and Chengdu where we have business operations and where many of our customers and suppliers are located. Local governments implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges throughout China. Although the strict measures have since been lifted by the governments, and the disruptions did not have a material adverse impact on our operations for the three and nine months ended September 30, 2022, we will continue to monitor and evaluate future developments. However, we cannot reasonably estimate the potential effect of these measures on the global economy, the semiconductor industry and our business.

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

Russia-Ukraine Conflict

As the Russia-Ukraine conflict continues to evolve, we are closely monitoring the impact of future developments on our business, supply chain, employees, customers and other business partners. Our total revenue in Russia has historically not been material. Early in the conflict, we changed our payment terms to require payment in advance from our customers in Russia. Subsequently, we stopped shipping to customers in Russia. All accounts receivable balances from our customers in Russia have been paid.

Macroeconomic Conditions and Recent Regulations

We have faced product shortages and noticed decreased customer demand due to deteriorated macroeconomic conditions, including increased inflation, increased interested rates, supply chain disruptions, decreased economic output and fluctuations in currency rates. We will continue to proactively support our customers’ needs to swiftly adapt to market changes. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse macroeconomic conditions, reductions in customer demand, changes in customer creditworthiness and other developments. We will remain cautious about the macroeconomic conditions and continue to monitor potential impact on our operations. The implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain.

There also have been recent changes to export control laws, trade regulations and other trade requirements. As of September 30, 2022 and through the date we filed this Quarterly Report, there have been immaterial revenue impacts, directly or indirectly, from those new trade restrictions. Our products utilize process nodes in excess of 40 nanometer, which falls outside the current restrictions. We will continue to monitor any changes to export control laws, trade regulations and other trade requirements and are committed to complying with all applicable trade laws, regulations and other requirements.

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

We require all new employees to attend an IT security training orientation. In addition, on a regular basis, our IT team updates training materials related to our policies and procedures and shares news and articles related to cybersecurity awareness, both of which are stored on our intranet and available to all employees. We also currently maintain an insurance policy that provides certain coverage for losses we incur due to data breaches and other cybersecurity incidents.

Our IT Steering Committee, which consists of our senior management and IT team, meets on a regular basis to review initiatives and projects to improve IT security, as well as resources and budgets for our cybersecurity compliance and education efforts. We completed the ISO 27001 certification, a globally recognized information security standard, in 2021.

Our Audit Committee of the Board of Directors, which consists of three independent members, is responsible for the oversight of our cybersecurity risk program. At least quarterly, the Audit Committee reviews reports and updates from our Chief Financial Officer and IT senior management about major risk exposures, their potential impact on our business operations, and management’s strategies to assess, monitor and mitigate those risks. The Audit Committee also provides updates of their oversight and findings to the Board of Directors.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percentages)
Revenue	$495,418	100.0%	$323,522	100.0%	$1,334,136	100.0%	$871,294	100.0%
Cost of revenue	204,516	41.3	137,211	42.4	553,393	41.5	379,709	43.6
Gross profit	290,902	58.7	186,311	57.6	780,743	58.5	491,585	56.4
Operating expenses:
Research and development	67,263	13.6	49,468	15.3	178,497	13.4	136,113	15.6
Selling, general and administrative	69,717	14.0	56,291	17.4	207,538	15.5	164,982	18.9
Litigation expense	2,051	0.4	3,421	1.0	4,815	0.4	6,645	0.8
Total operating expenses	139,031	28.0	109,180	33.7	390,850	29.3	307,740	35.3
Operating income	151,871	30.7	77,131	23.9	389,893	29.2	183,845	21.1
Other income (expense), net	5	-	793	0.2	(5,720)	(0.4)	6,411	0.7
Income before income taxes	151,876	30.7	77,924	24.1	384,173	28.8	190,256	21.8
Income tax expense	27,539	5.6	9,154	2.8	65,591	4.9	20,904	2.4
Net income	$124,337	25.1%	$68,770	21.3%	$318,582	23.9%	$169,352	19.4%

Revenue

In the first quarter of 2022, we reorganized our end markets and broke out Computing and Storage into two new end markets: (1) Storage and Computing, and (2) Enterprise Data. All prior-period amounts have been restated to reflect this change. The following table summarizes our revenue by end market:

	Three Months Ended September 30,					Nine Months Ended September 30,
End Market	2022	% of Revenue	2021	% of Revenue	Change	2022	% of Revenue	2021	% of Revenue	Change
	(in thousands, except percentages)
Storage and Computing	$112,880	22.8%	$68,857	21.3%	63.9%	$331,754	24.9%	$177,964	20.4%	86.4%
Enterprise Data	75,274	15.2	29,744	9.2	153.1%	182,982	13.7	75,855	8.7	141.2%
Automotive	87,073	17.5	54,416	16.8	60.0%	202,638	15.2	147,982	17.0	36.9%
Industrial	58,713	11.9	52,185	16.1	12.5%	163,116	12.2	135,296	15.5	20.6%
Communications	72,296	14.6	44,687	13.8	61.8%	187,169	14.0	118,215	13.6	58.3%
Consumer	89,182	18.0	73,633	22.8	21.1%	266,477	20.0	215,982	24.8	23.4%
Total	$495,418	100.0%	$323,522	100.0%	53.1%	$1,334,136	100.0%	$871,294	100.0%	53.1%

Revenue for the three months ended September 30, 2022 was $495.4 million, an increase of $171.9 million, or 53.1%, from $323.5 million for the three months ended September 30, 2021. The increase in revenue was primarily due to increased shipment volume, product mix and increases in the average selling prices of various high-volume products.

For the three months ended September 30, 2022, revenue from the storage and computing market increased $44.0 million, or 63.9%, from the same period in 2021. This increase was primarily due to higher storage and commercial notebook sales. Revenue from the enterprise data market increased $45.5 million, or 153.1%, from the same period in 2021. This increase was primarily due to continued strength in our data center and workstation computing sales. Revenue from the automotive market increased $32.7 million, or 60.0%, from the same period in 2021. This increase was primarily due to new platform launches. Revenue from the industrial market increased $6.5 million, or 12.5%, from the same period in 2021. This increase was broad-based and included higher sales in industrial meters and security applications. Revenue from the communications market increased $27.6 million, or 61.8%, from the same period in 2021. This increase primarily reflected higher revenue related to 5G infrastructure. Revenue from the consumer market increased $15.5 million, or 21.1%, from the same period in 2021. This increase was primarily driven by strength in home appliances, gaming and mobile devices.

Revenue for the nine months ended September 30, 2022 was $1,334.1 million, an increase of $462.8 million, or 53.1%, from $871.3 million for the nine months ended September 30, 2021. The increase in revenue was primarily due to increased shipment volume, product mix and increases in the average selling prices of various high-volume products.

For the nine months ended September 30, 2022, revenue from the storage and computing market increased $153.8 million, or 86.4%, from the same period in 2021. This increase was primarily due to higher storage and commercial notebook sales. Revenue from the enterprise data market increased $107.1 million, or 141.2%, from the same period in 2021. This increase was primarily due to continued strength in our data center and workstation computing sales. Revenue from the automotive market increased $54.7 million, or 36.9%, from the same period in 2021. This increase was primarily due to new platform launches. Revenue from the industrial market increased $27.8 million, or 20.6%, from the same period in 2021. This increase was broad-based and included higher sales in industrial meters and security applications. Revenue from the communications market increased $69.0 million, or 58.3%, from the same period in 2021. This increase primarily reflected higher revenue related to 5G infrastructure. Revenue from the consumer market increased $50.5 million, or 23.4%, from the same period in 2021. This increase was primarily driven by strength in home appliances, gaming and smart TVs, which was partially offset by decreased sales for mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
Cost of revenue	$204,516	$137,211	49.1%	$553,393	$379,709	45.7%
As a percentage of revenue	41.3%	42.4%		41.5%	43.6%
Gross profit	$290,902	$186,311	56.1%	$780,743	$491,585	58.8%
Gross margin	58.7%	57.6%		58.5%	56.4%

Cost of revenue was $204.5 million, or 41.3% of revenue, for the three months ended September 30, 2022, and $137.2 million, or 42.4% of revenue, for the three months ended September 30, 2021. The $67.3 million increase in cost of revenue was primarily due to increased shipment volume, product mix and increases in the average costs of various high-volume products. The increase in cost of revenue was also driven by an increase in inventory write-downs and manufacturing overhead costs, which was partially offset by a decrease in warranty expenses. Also, the prior period benefited from a one-time litigation settlement.

Gross margin was 58.7% for the three months ended September 30, 2022, compared with 57.6% for the three months ended September 30, 2021. The increase in gross margin was mainly driven by lower warranty expenses as a percentage of revenue, which was partially offset by higher inventory write-downs as a percentage of revenue. In addition, the increase in gross margin was partially offset by a one-time benefit from a litigation settlement in the prior period.

Cost of revenue was $553.4 million, or 41.5% of revenue, for the nine months ended September 30, 2022, and $379.7 million, or 43.6% of revenue, for the nine months ended September 30, 2021. The $173.7 million increase in cost of revenue was primarily due to increased shipment volume, product mix and increases in the average costs of various high-volume products. The increase in cost of revenue was also driven by an increase in manufacturing overhead costs and inventory write-downs, which was partially offset by a decrease in warranty expenses. Also, the prior period benefited from a one-time litigation settlement.

Gross margin was 58.5% for the nine months ended September 30, 2022, compared with 56.4% for the nine months ended September 30, 2021. The increase in gross margin was mainly driven by a favorable product mix, and lower warranty expenses, manufacturing overhead costs and inventory write-downs as a percentage of revenue, which was partially offset by a one-time benefit from a litigation settlement in the prior period.

Research and Development

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
R&D expenses	$67,263	$49,468	36.0%	$178,497	$136,113	31.1%
As a percentage of revenue	13.6%	15.3%		13.4%	15.6%

R&D expenses were $67.3 million, or 13.6% of revenue, for the three months ended September 30, 2022, and $49.5 million, or 15.3% of revenue, for the three months ended September 30, 2021. The $17.8 million increase in R&D expenses was primarily due to an increase of $13.6 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $2.6 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. Our R&D headcount was 1,310 employees as of September 30, 2022, compared with 1,059 employees as of September 30, 2021.

R&D expenses were $178.5 million, or 13.4% of revenue, for the nine months ended September 30, 2022, and $136.1 million, or 15.6% of revenue, for the nine months ended September 30, 2021. The $42.4 million increase in R&D expenses was primarily due to an increase of $37.5 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $7.3 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. The increase was partially offset by a $4.6 million benefit related to changes in the value of the deferred compensation plan liabilities.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands, except percentages)
SG&A expenses	$69,717	$56,291	23.9%	$207,538	$164,982	25.8%
As a percentage of revenue	14.0%	17.4%		15.5%	18.9%

SG&A expenses were $69.7 million, or 14.0% of revenue, for the three months ended September 30, 2022, and $56.3 million, or 17.4% of revenue, for the three months ended September 30, 2021. The $13.4 million increase in SG&A expenses was primarily due to an increase of $8.5 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $1.6 million in cash compensation expenses, which include salary, benefits and bonuses. Our SG&A headcount was 783 employees as of September 30, 2022, compared with 649 employees as of September 30, 2021.

SG&A expenses were $207.5 million, or 15.5% of revenue, for the nine months ended September 30, 2022, and $165.0 million, or 18.9% of revenue, for the nine months ended September 30, 2021. The $42.5 million increase in SG&A expenses was primarily due to an increase of $25.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and an increase of $18.2 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by a $7.1 million benefit related to changes in the value of the deferred compensation plan liabilities.

Litigation Expense

Litigation expense was $2.1 million for the three months ended September 30, 2022, compared with $3.4 million for the three months ended September 30, 2021. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Litigation expense was $4.8 million for the nine months ended September 30, 2022, compared with $6.6 million for the nine months ended September 30, 2021. The decrease was due to a decrease in litigation activity related to ongoing patent infringement and other matters.

Other Income (Expense), Net

Other income, net, was $5,000 for the three months ended September 30, 2022, compared with $0.8 million for the three months ended September 30, 2021. The decrease was primarily due to an increase of $1.6 million in charitable contributions and an increase of $0.9 million in expense related to changes in the value of the deferred compensation plan investments, which was partially offset by a $0.8 million favorable impact of foreign currency exchange rates and an increase of $0.7 million in net interest income.

Other expense, net, was $5.7 million for the nine months ended September 30, 2022, compared with other income, net, of 6.4 million for the nine months ended September 30, 2021. The increase in expense was primarily due to an increase of $11.2 million in expense related to changes in the value of the deferred compensation plan investments and an increase of $4.1 million in charitable contributions, which was partially offset by an increase of $1.8 million in net interest income and an $1.5 million favorable impact of foreign currency exchange rates.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2022 was $27.5 million, or 18.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2022 was $65.6 million, or 17.1% of pre-tax income. The effective tax rates were lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

In August 2022, the CHIPS Act and the IRA were enacted and signed into law. We do not believe the CHIPS Act or the IRA will have a material impact on our income tax provisions, results of operations or financial condition for the year ending December 31, 2022. We will continue to monitor any new developments related to the CHIPS Act and the IRA and evaluate their impact on our financial statements.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021
	(in thousands, except percentages)
Cash and cash equivalents	$316,210	$189,265
Short-term investments	419,837	535,817
Total cash, cash equivalents and short-term investments	$736,047	$725,082
Percentage of total assets	38.1%	45.7%

Total current assets	$1,323,457	$1,124,852
Total current liabilities	(290,988)	(226,944)
Working capital	$1,032,469	$897,908

As of September 30, 2022, we had cash and cash equivalents of $316.2 million and short-term investments of $419.8 million, compared with cash and cash equivalents of $189.3 million and short-term investments of $535.8 million as of December 31, 2021. As of September 30, 2022, $208.7 million of cash and cash equivalents and $268.6 million of short-term investments were held by our international subsidiaries. We may repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$194,471	$291,804
Net cash provided by (used in) investing activities	37,669	(339,138)
Net cash used in financing activities	(92,929)	(62,957)
Effect of change in exchange rates	(12,275)	1,431
Net increase (decrease) in cash, cash equivalents and restricted cash	$126,936	$(108,860)

For the nine months ended September 30, 2022, the $97.3 million decrease in cash provided by operating activities compared to the prior period was primarily due to an increase of $170.0 million prepayment under a long-term wafer supply agreement and changes in other operating assets and liabilities, partially offset by an increase of $149.2 million in net income and an increased non-cash adjustment of $33.4 million in stock-based compensation expense.

For the nine months ended September 30, 2022, the $376.8 million decrease in cash used in investing activities compared to the prior period was primarily due to a $337.9 million decrease in purchases of investments and a $30.8 million decrease in capital expenditures.

For the nine months ended September 30, 2022, the $30.0 million increase in cash used in financing activities compared to the prior period was primarily due to a $20.8 million increase in dividend and dividend equivalent payments and a $10.8 million decrease in proceeds from common stock issued under the employee equity incentive plan.

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

Cash Requirements

Although consequences of any economic uncertainty and macroeconomic conditions could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $736.0 million as of September 30, 2022, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over the next four years. As of September 30, 2022, we had made prepayments of $170.0 million under this agreement.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of September 30, 2022 were $1.4 billion, of which $679.3 million was short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cut and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2022, the remaining liability totaled $11.1 million, of which $3.7 million was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of September 30, 2022, these obligations totaled $4.1 million, of which $2.3 million was short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by our Board of Directors, which are payable to our stockholders in the following month. As of September 30, 2022, accrued dividends totaled $35.1 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2022, these obligations totaled $57.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and nine months ended September 30, 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2021.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We intend to defend ourselves vigorously against any such claims. As of September 30, 2022, there were no material pending legal proceedings to which we were a party.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past and could fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	our dependence on the markets in Asia for our customer base, which may expose us to political, cultural, regulatory, economic, foreign currency and operational risks;

•	changes in general economic conditions in the countries where our products are sold or used, particularly those in China;

•

the impact of extensive Chinese government regulations, reduction or elimination of incentives, and uncertainties with respect to China’s legal system, on us and our manufacturing partners and suppliers;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors and value-added resellers, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations, including those related to environmental, social and governance (“ESG”) initiatives;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, changes to our dividend program, and dilution from issuance of additional shares;

•	the effect of epidemics and pandemics, such as the COVID-19 pandemic, on our business; and

•	climate crises and other natural disasters, health risks, and economic and geopolitical uncertainties, including the Russia-Ukraine conflict.

Risks Associated with Our Significant Operations in Asia, Particularly in China

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2022, 86% and 88% of our revenue was from customers in Asia, respectively. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	currency exchange rate fluctuations impacting intercompany transactions;

•	the fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the U.S. that may impact our sales;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchase patterns;

•	international political relationships and acts or threats of war;

•	terrorism and threats of terrorism;

•	epidemics and illnesses, such as the COVID-19 pandemic;

•	adverse weather conditions or other natural disasters such as extreme heatwaves, affecting energy supply in our facilities in China and causing work stoppages;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

Demand for our products is a function of the health of the economies in the United States, Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from the COVID-19 pandemic, the global economic downturn or the Russia-Ukraine conflict, or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

In recent months, China has experienced an increase in COVID-19 outbreaks, specifically in Shanghai and Chengdu where we have business operations and where many of our customers and suppliers are located. In response to the outbreaks, local governments implemented strict measures including quarantines, shutdowns and other business restrictions, which resulted in logistics challenges throughout China. These strict measures have since been lifted by the governments, and the disruptions did not have a material adverse impact on our operations for the three and nine months ended September 30, 2022. The impact of any new outbreaks on our business and financial results for the remainder of 2022 will depend on future developments, which are highly uncertain and cannot be predicted. If governmental restrictions are re-imposed or additional measures are imposed to contain the spread of the virus, we could experience significant disruptions in our operations and reduced capacity available to us at some of our suppliers, all of which could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. We will continue to monitor the situation, assess further possible implications to our business, supply chain and customers, and take actions to mitigate adverse consequences to the extent feasible.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as severe heatwaves or droughts, which could result in prolonged power shortages or water restrictions in our facilities;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other costs of operation.

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

We and our manufacturing partners and suppliers are or will be subject to extensive Chinese government regulations, and the benefit of various incentives from Chinese governments that we and our manufacturing partners and suppliers receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

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

Additionally, the imposition of tariffs is dependent upon the classification of goods under the Harmonized Tariff System (“HTS”) and the country of origin of the goods. Determination of the HTS and the origin of the goods is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that our assessment will be consistent with that of the U.S. government. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties.

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

In addition, the Chinese government has promulgated new regulations impacting economic and political stability within Hong Kong where many of our customers are located. Due to the sensitive political climate these regulations created, there are increasing risks that the national security law may trigger sanctions or other forms of restrictions by foreign governments including the U.S., which could affect companies conducting business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of the national security law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Fluctuations in the value of the U.S. Dollar relative to other foreign currencies, including the Renminbi, may adversely affect results of operations.

Several of our manufacturing and other suppliers are and will continue to be located in China for the foreseeable future. In connection with the global economic downturn, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively impact our business and results of operations.

We incur foreign currency exchange gains or losses related to the timing of payments for intercompany transactions mainly between the U.S. and our foreign subsidiaries in China, as well as transactions with vendors that are denominated in currencies other than the functional currencies. Fluctuations in the value of the U.S. Dollar relative to the foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

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

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our revenue depends on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may be exacerbated by the adverse effects of macroeconomic factors, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output, fluctuations in currency rates, the COVID-19 pandemic and the Russia-Ukraine conflict. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, which could reduce our revenue and adversely affect our financial condition and results of operations.

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

Our customers generally establish demanding specifications for quality, performance, energy efficiency and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or changes in the raw material used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

In addition, adverse macroeconomic conditions, such as inflationary pressures resulting from worldwide supply chain constraints and other factors, have increased, and may continue to increase, the prices we pay to our suppliers. As a result of the increased costs, we have raised, and may be required to further raise the prices of our products in order to remain profitable, which could result in a loss of customers and reduced revenue.

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

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. Some of our customers and distributors may nevertheless cancel orders as a result of the impacts of the global economic downturn. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customer demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assessed the market conditions for our products, we would have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the U.S. enacted the CHIPS Act, which, among other things, provides funding to increase domestic productions and research and development in the semiconductor industry. Because we operate a fabless business model, we do not believe we will be eligible for such investments from the government. Many of our competitors will benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations could be materially and adversely affected.

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

System security risks, data protection or privacy breaches, cyberattacks and systems integration issues could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. The increase in remote working arrangements as a result of the COVID-19 pandemic and the Russia-Ukraine conflict have also heightened our potential exposure to cyberattacks, which could put the sensitive proprietary and financial information we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

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

Alternatively, third parties may be interested in acquiring us. We will continue to consider, evaluate and negotiate any such transactions as our board of directors deems appropriate and in the best interest of our stockholders. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating, evaluating and negotiating such transactions, whether or not they are consummated.

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

We are subject to increasing regulatory and reporting standards related to ESG matters, which could increase our expenses.

Recently, there has been an increase in public awareness from regulators, investors and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, the SEC has proposed a new rule that would require public companies to provide detailed reporting of their climate-related risks, emissions, and net-zero transition plans, and many of our customers routinely include stringent environmental and other non-standard compliance requirements in their contracts with us. While we are fully committed to making our business sustainable and keeping our stakeholders engaged by maintaining strong ESG strategies, practices, processes, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives will be deemed sufficiently robust by regulators and other key stakeholders. Furthermore, our compliance efforts, including the collection, assessment and reporting of ESG data, are subject to evolving reporting standards and can be costly, complex and time-consuming. In addition, climate change concerns and the potential associated environmental impact could result in the proposal and passage of additional laws and regulations in various jurisdictions that may affect us, our suppliers and customers. Such laws and regulations could cause us to incur additional compliance costs, and failure to comply with the regulatory standards in a timely manner could result in penalties and fines. These operational, legal, compliance and other risks could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time, we are a party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings. Even if resolved favorably, such proceedings can be very expensive and time consuming, and may divert management’s attention from other business operations.

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

If we fail to retain key employees in our sales, applications, finance and legal functions or to make continued improvements to our internal systems, our business may suffer.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to outperform the market and outperform at a level that meets or exceeds our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including the global economic downturn;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia;

•	epidemics and pandemics, such as developments and restrictions with respect to the COVID-19 pandemic;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

We have worked, and will continue to work, with our stakeholders, including customers, suppliers and employees, to address the continuing impact of this global pandemic. We will continue to monitor the situation to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. The resumption of normal business operations may be delayed or constrained by lingering effects of the pandemic, including limitations imposed by governmental authorities on our ability to return to normal operating practices. These effects, alone or taken together, could have a material adverse impact on our business, results of operations or financial condition.

Our worldwide operations are subject to economic and geopolitical uncertainty, health risks, climate crises and other natural disasters, which could have a material adverse effect on our business operations.

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that earthquakes or other natural disasters, labor strikes, epidemics and pandemics, and/or health advisories could disrupt our operations and have a material adverse impact on our business and results of operations. For example, in 2022, China experienced a severe heatwave during the summer months in the Sichuan province, which resulted in widespread power shortages, rolling backouts and temporary business shutdowns imposed by the local governments. Although we were able to successfully execute our contingency plan and our operations were not materially and adversely disrupted by the events, we cannot guarantee that we will be able to mitigate the operational risks caused by extreme weather conditions in the future.

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

Dated: November 9, 2022
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)