Form 10-K
period 2022-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2023-02-24
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2022, was $13.3 billion.*

There were 47,305,000 shares of the registrant’s common stock issued and outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

*

Excludes 12,110,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 30, 2022.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	the effects of macroeconomic factors, including the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict, on the semiconductor industry and our business;

•	protection of our proprietary technology;

•	business outlook for 2023 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K including, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Except as the context otherwise requires, the terms “Monolithic Power Systems,” “MPS,” “Registrant,” “Company,” “we,” “us,” or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business

General

Monolithic Power Systems, Inc. (“MPS”) is a fabless company with a global footprint that provides high-performance, semiconductor-based power electronic solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions found in storage and computing, enterprise data, automotive, industrial, communications and consumer applications. Our mission is to reduce energy and material consumption to improve all aspects of quality of life. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

Our principal executive office is located in Kirkland, Washington. We have over 3,200 employees worldwide, with locations in Asia (primarily in China, India, Japan, South Korea, Singapore and Taiwan), Europe (primarily in France, Germany, Hungary, Italy, Spain, Switzerland and the United Kingdom) and the United States.

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

Analog and Mixed-Signal Markets. We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors, which include integration of higher levels of functionality onto a single chip, greater precision, better power efficiency and density, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technologies, importance of experienced design engineers, lower capital requirements and diversity of end markets.  We have targeted product and market areas that we believe have the ability to offer above-average growth over the long term compared to the semiconductor industry as a whole.

End Markets and Applications

We design and develop our products for the storage and computing, enterprise data, automotive, industrial, communications and consumer markets, with the storage and computing market representing the largest portion of our revenue in 2022. The following table is a summary of the various end market applications for our products, and those markets’ contribution as a percentage of our total revenue:

		Percentage of Total Revenue
End Markets	Applications	2022	2021	2020
Storage and computing	Storage applications, enterprise notebooks, computers and printers	25.3%	21.2%	21.4%
Enterprise Data	Data center and workstation computing	14.0%	9.6%	8.6%
Automotive	Infotainment, digital cockpits and connectivity applications	16.7%	16.9%	12.9%
Industrial	Power sources, smart meters, security applications and industrial automation	12.2%	15.3%	14.2%
Communications	5G and satellite communications infrastructure applications	14.0%	13.6%	16.8%
Consumer	Home appliances, gaming consoles, smart TVs, mobile devices, lighting, monitors, stereos, set-top boxes and chargers	17.8%	23.4%	26.1%

Product Families

Our proprietary process technologies enable us to design and deliver smaller, single-chip power management ICs. These technologies simplify the design process and are applicable across a wide range of analog applications within the storage and computing, enterprise data, automotive, industrial, communications and consumer markets. Our product families are differentiated with respect to their high degree of integration and strong levels of accuracy, power efficiency, quality and longevity, making them cost-effective and more sustainable relative to many competing solutions. Our key product families include the following:

Direct Current (“DC”) to DC Products. DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as portable electronic devices, wireless LAN access points, computers and notebooks, monitors, infotainment applications and medical equipment. We believe that our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed, small footprint, and high energy efficiency. These features are important to our customers as they result in fewer components that need to be produced and consumed, a smaller form factor, more accurate regulation of voltages, lower power consumption and, ultimately, lower system cost, increased reliability and lower carbon emissions through the elimination of many discrete components and power devices. The DC to DC product family accounted for 95% of our total revenue in each of 2022, 2021 and 2020.

Lighting Control Products. Lighting control ICs are used in backlighting and general illumination products. Lighting control ICs for backlighting are used in systems that provide the light source for LCD panels typically found in computers and notebooks, monitors, car navigation systems and televisions. Backlighting solutions are typically either white light emitting diode lighting sources or cold cathode fluorescent lamps. The Lighting Control product family accounted for 5% of our total revenue in each of 2022, 2021 and 2020.

In the future, we plan to continue to introduce new products within our existing product families, as well as in new innovative product categories. Our ability to achieve revenue growth will depend in part upon our ability to continue to innovate while fulfilling our customers’ evolving needs, enter new market segments, gain market share, grow in regions outside of China, Taiwan and other Asian markets, expand our customer base and continue to secure manufacturing capacity.

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

Sales to our largest distributor accounted for 24% of our total revenue in 2022, 26% in 2021, and 24% in 2020. In addition to our largest distributor, one distributor accounted for 19% of our total revenue in 2022, two distributors accounted for 15% and 10% of our total revenue in 2021, and one distributor accounted for 11% of our total revenue in 2020. No other distributors or end customers accounted for more than 10% of our full-year, total revenue in any of the periods presented.

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

Because our sales are primarily billed and payable in United States dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. In 2022, 2021 and 2020, our revenue from sales to customers in Asia was 86%, 90% and 91%, respectively.

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

Research and Development

We have assembled a qualified team of engineers primarily in China, Taiwan, the United States, Spain, Switzerland, Germany, and Hungary, with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits and systems, expertise in mixed-signal design, and integration and the development of proprietary semiconductor process technologies.

Our research and development efforts are generally targeted at three areas: systems architecture, circuit design and implementation, and process technologies. In the area of systems architecture, we are exploring new ways of solving our customers’ system design challenges and are investing in the development of systems expertise in new markets and applications that align well with our core capabilities. In the area of circuit design and implementation, our initiatives include expanding our portfolio of products and adding new features to our products. In the area of process technologies, we are investing in research and development resources to provide leading-edge analog power processes for our next generation of integrated circuits. We believe process technologies are key strategic components to our future growth.

Our growth is fueled by our customers’ need for our power efficient solutions. Consequently, we focus on continually improving the energy efficiency of our products in our research and development efforts in all three targeted areas. Our products are principally positioned as achieving lower power loss and enabling significant reductions in circuit board space and shrinking or eliminating many passive components that are otherwise needed by competitors’ offerings. In addition, the life cycles of our products are typically over 10 years, reducing the manufacturing needs and associated carbon emissions associated with production of replacement products.

Patents and Intellectual Property Matters

We rely on our proprietary technologies, which include both our proprietary circuit designs for our products and our proprietary manufacturing process technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies.

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2022, we had 1,557 patents/applications issued or pending, of which 546 patents have been issued in the United States. Our issued patents are scheduled to expire at various times through December 2042. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take are adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States. Our failure to adequately protect our proprietary technologies could materially harm our business.

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

We currently contract with several suppliers to manufacture our wafers in foundries located in China, Taiwan and South Korea. Once our silicon wafers have been produced, they are shipped to our facilities in Chengdu, China for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China and Malaysia. The assembled ICs are then sent either for final testing at our Chengdu facilities, or to other turnkey providers who perform final testing based on our standards prior to shipping to our customers.

Our manufacturing facilities in Chengdu, China, enable us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in these facilities and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products, and our ability to meet our and customers’ energy efficiency goals. Our industry is characterized by decreasing average selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products and, in some cases, have a broader number of product offerings that may enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with several manufacturers of such products, of varying size and financial strength. We consider our primary competitors to include Analog Devices, Infineon Technologies, NXP Semiconductors, ON Semiconductor, Power Integrations, Renesas Electronics, ROHM Semiconductor, Semtech and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell and on the basis of key competitive factors in our industry, particularly because our ICs typically are smaller in size, are highly integrated with lower energy consumption, possess higher levels of power management functionalities and achieve high performance specifications at lower price points than most of our competitors. However, there is no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. In addition, there has recently been a high level of consolidation in the semiconductor industry. If these or future acquisitions are successful, competition may intensify and our competitors may have additional resources to compete against us.

We operate in the cyclical semiconductor industry. While we are not immune from industry downturns, we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term.

Historically, our revenue has generally been higher in the second half of the year than in the first half although various factors, such as market conditions and the timing of key product introductions, could impact this trend.

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

Human Capital

Our performance is substantially dependent on the performance of our executive officers and key employees. Due to the relative complexity of the design of our analog and mixed-signal ICs, our engineers generally have many years of experience and greater circuit design aptitude. Analog engineers with advanced skills are limited in number and difficult to replace. The loss of the services of key officers, managers, engineers and other technical personnel would materially harm our business. Our future success depends, in part, on our ability to attract, train, retain, and motivate highly qualified technical and managerial personnel. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. As of December 31, 2022, we employed 3,247 employees primarily in Asia, Europe, South America and the United States, compared with 2,773 employees as of December 31, 2021.

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

Information About Executive Officers

Information regarding our executive officers as of February 24, 2023 is as follows:

Name	Age	Position
Michael Hsing	63	President, Chief Executive Officer and Director
Bernie Blegen	65	Vice President and Chief Financial Officer
Deming Xiao	60	President of Asia Operations
Maurice Sciammas	63	Senior Vice President of Worldwide Sales and Marketing
Saria Tseng	52	Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Saria Tseng has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined the Company from MaXXan Systems, Inc., where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). Ms. Tseng holds Master of Laws degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

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

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	adverse movements in foreign exchange rates, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors and value-added resellers, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development, that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations, including those related to environmental, social and governance (“ESG”) initiatives;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, failure to meet our own or analyst expectations, changes to our dividend program, and dilution from issuance of additional shares;

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the year ended December 31, 2022, 86% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, recession, stagflation, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, higher unemployment and currency fluctuations can materially adversely affect logistics or demand for our products. For example, in recent months, some of our customers have cancelled, decreased or delayed their existing and future orders with us. Volatility in the credit markets could severely diminish liquidity and capital availability.

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

China has continued to experience COVID-19 outbreaks, specifically in Shanghai and Chengdu where we have business operations and where many of our customers and suppliers are located. In response to the outbreaks, local governments have implemented, and may continue to implement, strict measures including quarantines, shutdowns and other business restrictions, which have resulted in logistics challenges throughout China. These strict measures, and the disruptions as a result thereof, did not have a material adverse impact on our operations for the year ended December 31, 2022. However, the impact of any new outbreaks on our business and financial results for 2023 will depend on future developments, which are highly uncertain and cannot be predicted. If governmental restrictions are re-imposed or additional measures are imposed to contain the spread of the virus, we could experience significant disruptions in our operations and reduced capacity available to us at some of our suppliers, all of which could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. We will continue to monitor the situation, assess further possible implications to our business, supply chain and customers, and take actions to mitigate adverse consequences to the extent feasible.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as severe heatwaves or droughts, which could result in prolonged power shortages or water restrictions in our facilities;

•	Shutdowns or reduced operations due to COVID-19 outbreaks or government restrictions;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other costs of operation.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods that have taken effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition, as well as our business and financial results. If these tariffs continue or additional new tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

Additionally, the imposition of tariffs is dependent upon the classification of goods under the U.S. Harmonized Tariff System (“HTS”) and the country of origin of the goods. Determination of the HTS and the origin of the goods is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that our assessment will be consistent with that of the U.S. government. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties.

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

Fluctuations in the value of the U.S. Dollar relative to other foreign currencies, including the Renminbi, may adversely affect our results of operations.

Several of our manufacturing and other suppliers are and will continue to be primarily located in China for the foreseeable future. In connection with the global economic downturn, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively impact our business and results of operations.

We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in currencies other than the functional currencies. Fluctuations in the value of the U.S. Dollar relative to foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse impact on our results of operations.

Risks Associated with Product Demand and Sales

We may not experience growth rates comparable to past years.

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, a deterioration in market conditions including as a result of the global economic downturn, end-customer market downturn, market acceptance and penetration of our current and future products, and litigation. A material decrease in our growth rates could adversely affect our stock price and results of operations.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets will continue to account for the majority of our revenue. If we are not able to accurately predict new end markets to serve or if the demand for our products declines in our current major end markets, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may be exacerbated by the adverse effects of macroeconomic factors, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output, fluctuations in currency rates, the COVID-19 pandemic and the Russia-Ukraine conflict. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue, result in inventory write offs, and adversely affect our financial condition and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to, or better than, what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on our development and sale of products that are differentiated in the market, with gross margins that have historically been above industry averages. Should we fail to improve our gross margin in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our business, financial condition and results of operations could be materially and adversely affected.

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

We receive a significant portion of our revenue from distribution arrangements, and value-added resellers, and the loss of any one of these distributors, value-added resellers or direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any such major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. While we could partner with other distributors or value-added resellers to replace any of our customers, the change in business partners could interrupt our operations and have a materially adverse impact on our business, financial condition and result of operations.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs and ODMs. Although we communicate with OEMs and/or ODMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these end users. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products, even if we secure a design win. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, that our direct customers will continue to be successful in selling to the OEMs, or that the OEMs will be successful in selling products which incorporate our ICs. The loss of any significant customer, any material reduction in orders by any of our significant customers or by their OEM customers, the cancellation of a significant customer order, or the cancellation or delay of a customer’s or an OEM’s significant program or product could reduce our revenue and adversely affect our financial condition and results of operations.

Our products must meet specifications, and undetected defects and failures may occur, which may cause customers to return or stop buying our products and may expose us to product liability risk.

Our customers generally establish demanding specifications for quality, performance, energy efficiency and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereto, or changes in the raw material used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. The lengthy sales cycles of our products also make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders, particularly as such customers are exposed to economic risks in connection with the global economic downturn. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or product changes occur, we could lose anticipated sales and not have sufficient time to reduce our inventory and operating expenses.

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

We anticipate that future growth of our business will require increased manufacturing capacity on the part of third-party supply foundries, assembly shops, and testing facilities for our products. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities, both with our current suppliers and with new suppliers. Such activities are subject to a number of risks, including:

•	the costs and expense associated with such activities, including requirements to make long-term purchase commitments and upfront cash deposits to our suppliers;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in identifying and negotiating agreements with new foundries and suppliers; and

•	environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier capacity. If our manufacturing costs increase, including as a result of inflationary pressure, or we experience supply constraints, we may be required to raise the prices for our products to remain profitable, which could result in a loss of customers.

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

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. Some of our customers and distributors may nevertheless cancel orders as a result of the impacts of the global economic downturn, their own specific business challenges or for other reasons. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customers’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we would have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and non-domestic semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products, and, in some cases, may have a broader number of product offerings that enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with many manufacturers of such products, of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot assure you that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the U.S. enacted the U.S. CHIPS and Science Act of 2022 (the “CHIPS Act”), which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we do not believe we will be eligible for such investments from the U.S. government. Many of our competitors will benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations could be materially and adversely affected.

Risks Associated with Information Technology (“IT”) and Cybersecurity

Implementation of enhanced enterprise resource planning (“ERP”) or other IT systems could result in significant disruptions to our operations.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Remote working arrangements and the Russia-Ukraine conflict have also heightened our potential exposure to cyberattacks, which could put the sensitive proprietary and financial information we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

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

Privacy, cyber security, and data protection are becoming increasingly significant issues in China and other countries. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which became effective on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. For example, the Personal Information Protection Law (“PIPL”), took effect on November 1, 2021. PIPL is aimed at protecting and controlling the use and transfer of personal data in China. Given its recent passage, there is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border transfers of personal data.

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal data of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use, disclose or secure the personal data of EU subjects, including through a data security breach. In addition, an increasing number of states in the U.S. have enacted laws containing similar requirements to GDPR for businesses collecting or processing personal data. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which was significantly amended by the California Privacy Rights Act, and sets forth comprehensive privacy and security obligations regarding the collection and processing of personal data of eligible California residents.

These regulatory requirements may increase our costs of compliance. Any failure to fully comply with the Cyber Security Law, the Data Security Law, PIPL, GDPR, CCPA, and other applicable laws and regulations could lead to significant fines and regulatory corrective actions, along with reputational damage or third-party lawsuits, which could adversely affect our business and results of operations. In addition, data security breaches experienced by us could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personal data (including sensitive personal data) of our employees, customers, suppliers and others. Such incidents could subject us to significant monetary damages, regulatory enforcement actions and/or criminal prosecution, and cause us to lose clients and their related revenue in the future.

Risks Associated with Strategic Investments and Initiatives

Our success depends on our investment of significant resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources into research and development. We expect to continue investing heavily in research and development in the future in order to continue to innovate and introduce new products in a timely manner and increase our revenue and profitability. Increased investments in research and development will increase our operating expenses, which may negatively impact our operating results, and we may not achieve the return on these investments that we anticipate, or be able to reduce such expenses in a timely manner if we experience a downturn in sales. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

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

Due to the complexity associated with the calculation of our tax provision, including the effects of the enactment of new tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles or interpretations thereof and discrete items. In addition, we are subject to potential future examinations of our income tax returns by the Internal Revenue Service (the “IRS”) and tax authorities in various jurisdictions where we have business operations. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any examinations will not have an adverse effect on our financial condition and results of operations.

Our international operations subject us to potentially significant tax consequences, which could adversely affect our results of operations.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing, permanent establishment challenges and other local regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts, including in the EU and the Organization for Economic Cooperation and Development.

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

We are subject to the FCPA, the U.K. Bribery Act and various anti-corruption laws of other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA, the U.K. Bribery Act and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under these laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with persons who may be considered “foreign officials” under the FCPA or other anti-corruption laws, resulting in an elevated risk of potential violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, including restatements of our financial reports, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation or allegations of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves, and in some circumstances our key customers or suppliers, against additional infringement claims. Such litigation is very costly. Further, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. If we are not successful in any of our intellectual property defenses, we may have to cease production of certain products, design around such technologies, or pay royalty payments, any of which could harm our financial condition and our business. Our management team may also be required to devote a great deal of time and effort to these legal proceedings, which could divert management’s attention from focusing on our operations, which could adversely affect our business.

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

If we fail to continue to adequately staff our sales, applications, financial and legal positions, maintain or upgrade our business systems and maintain internal control that meet the demands of our business, our ability to operate effectively will suffer. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products and, if they were to terminate their employment, our sales, operations and internal control over financial reporting could be adversely affected.

Risks Associated with Ownership of Our Stock

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to maintain or increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to meet or exceed our, our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including the global economic downturn;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia;

•	epidemics and pandemics, such as developments and restrictions with respect to the COVID-19 pandemic;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•

export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, particularly in China;

•	ratings published by third-party organizations with respect to our ESG compliance efforts;

•	our compliance with regulatory mandates focusing on ESG issues; and

•	our performance against the ESG guidelines set by institutional stockholders and customers, and our ability to meet or exceed their expectations.

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

The trading market for our common stock will depend, in part, on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If we fail to meet the expectations of these analysts, or one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Short positions in our stock could have a substantial impact on the trading price of our stock.

Historically, there have been “short” positions in our common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decreases could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the existing short position in our common stock and cause decreases and volatility in our stock price. The volatility of our stock may cause the value of a stockholder’s investment to decline rapidly. Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business.

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

We may issue additional shares of common stock in the future in order to raise additional capital to fund our global operations or in connection with an acquisition. We also issue restricted stock units (“RSUs”) to employees, which convert into shares of common stock upon vesting. Any issuance of our common stock may result in immediate dilution to our stockholders. In addition, the issuance of a significant amount of our common stock may require additional regulatory compliance, such as stockholder approval.

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

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that earthquakes or other natural disasters, labor strikes, epidemics and pandemics, and/or health advisories could disrupt our operations and have a material adverse impact on our business and results of operations. For example, in 2022, China experienced a severe heatwave during the summer months in the Sichuan province, which resulted in widespread power shortages, rolling backouts and temporary business shutdowns imposed by the local governments. Although we were able to successfully execute our contingency plan and our operations were not materially and adversely disrupted by the events, we cannot guarantee that we will be able to mitigate the operational risks caused by extreme weather conditions or other events in the future.

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

Furthermore, worldwide political conditions may create uncertainties that could adversely affect our business. The U.S. and other regions where we conduct business in have been and may continue to be affected by conflicts that could, among other things, disrupt our supply chain, and impact customer demands and component prices. For example, the U.S. and other countries have recently imposed economic sanctions and export control measures on Russia due to the conflict in Ukraine. Although such measures have not significantly affected our business or operations, future developments could adversely affect our operating results and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our significant properties as of December 31, 2022:

	Approximate
	Building
Location	Square Footage	Primary Use
Owned:
United States:
Kirkland, Washington	70,000	Principal executive office, research and development, sales and marketing
Livonia, Michigan	40,000	Sales and marketing, research and development
San Jose, California	106,000	Research and development, sales and marketing, administrative
International:
Barcelona, Spain	12,000	Research and development, sales and marketing, administrative
Chengdu, China	200,000	Research and development, administrative
Chengdu, China	60,000	Manufacturing operations
Chengdu, China	451,000	Manufacturing operations, research and development, administrative
Ettenheim, Germany	57,000	Sales and marketing
Hangzhou, China	68,000	Research and development
Shanghai, China	16,000	Sales and marketing
Shenzhen, China	8,000	Sales and marketing
Taipei, Taiwan	47,000	Sales and marketing, research and development, administrative

Leased:
Barcelona, Spain	12,000	Research and development
Chengdu, China	235,000	Manufacturing operations, inventory warehouse
Hsinchu, Taiwan	34,000	Research and development

We also lease other sales and marketing, and research and development offices in Asia, Europe and the United States. We believe that our existing facilities are adequate for our current operations.

Item 3.	Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We intend to defend ourselves vigorously against any such claims. As of December 31, 2022, there were no material pending legal proceedings to which we were a party.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR.”

Holders of Common Stock

As of February 17, 2023, there were 58 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2017 and its performance relative to the performance of a similar investment in the two indexes is shown through December 31, 2022, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

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

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K. This discussion and analysis contain, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Discussions of 2020 results and year-to-year comparisons between 2021 and 2020 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Overview

We are a fabless company with a global footprint that provides high-performance, semiconductor-based power electronic solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions found in storage and computing, enterprise data, automotive, industrial, communications and consumer applications. Our mission is to reduce energy and material consumption to improve all aspects of quality of life. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

We operate in the cyclical semiconductor industry. We are not immune from industry downturns, but we have targeted product and market areas that we believe have the ability to offer above average industry performance over the long term. Historically, our revenue has generally been higher in the second half of the year than in the first half although various factors, such as market conditions and the timing of key product introductions, could impact this trend.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 86%, 90% and 91% for the years ended December 31, 2022, 2021 and 2020, respectively. We derive a majority of our revenue from the sales of our DC to DC converter products which serve the storage and computing, enterprise data, automotive, industrial, communications and consumer markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. Our primary focus is to continue to execute our business plan and mitigate the effect of the COVID-19 pandemic on our financial position and operations, while actively taking all necessary precautions to ensure the safety of our employees, our suppliers and our customers. The pandemic did not have a material adverse impact on our overall operating results or business operations for the year ended December 31, 2022.

In 2022, China has continued to experience outbreaks, specifically in Shanghai and Chengdu where we have business operations and where many of our customers and suppliers are located. Local governments have implemented, and may continue to implement, strict measures including quarantines, shutdowns and other business restrictions, which have resulted in logistics challenges throughout China. Although these strict measures and the disruptions, as a result thereof, did not have a material adverse impact on our operations in 2022, we will continue to monitor and evaluate future developments. However, we cannot reasonably estimate the potential effect of these measures on the global economy, the semiconductor industry and our business.

We have worked, and are continuing to actively work, with our stakeholders, including customers, suppliers and employees, to address the impact of the pandemic. We will continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences to the extent feasible. A prolonged economic slowdown as a result of the pandemic, or otherwise, could materially and adversely impact our business, results of operations and financial condition for 2023 and beyond.

Russia-Ukraine Conflict

As the Russia-Ukraine conflict continues to evolve, we are closely monitoring the impact of future developments on our business, supply chain, employees, customers and other business partners. Our total revenue in Russia has historically not been material and we have stopped shipping to customers in Russia. All accounts receivable balances from our customers in Russia have been paid.

Macroeconomic Conditions and Recent Regulations

During 2022, the semiconductor industry faced a number of macro-economic challenges including the impact of supply chain capacity constraints, wide swings in customer demand, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of changing macroeconomic conditions and will continue to monitor potential impact on our operations. The implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain.

There also have been recent changes to export control laws, trade regulations and other trade requirements. As of December 31, 2022 and through the date we filed this Annual Report, there have been a number of additional trade restrictions introduced. To date, those restrictions have had an immaterial impact on our revenue and operations. We will continue to monitor any changes to export control laws, trade regulations and other trade requirements and are committed to complying with all applicable trade laws, regulations and other requirements.

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

Our IT Steering Committee, which consists of our senior management and IT team, meets on a regular basis to review initiatives and projects to improve IT security, as well as resources and budgets for our cybersecurity compliance and education efforts. In 2021, we completed the ISO 27001 certification, a globally recognized information security standard.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the COVID-19 pandemic, the global economic downturn and the Russia-Ukraine conflict. Actual results could differ from these estimates and assumptions, and any such differences may be material to our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

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

Revenue Recognition

We account for price adjustments and stock rotation rights as variable consideration that reduces the transaction price, and recognize that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell our products to their end customers at a price that is lower than the distribution price invoiced by us. When we receive claims from the distributors that products have been sold to the end customers at the lower price, we issue the distributors credit memos for the price adjustments. We estimate the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix.

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

As of December 31, 2022 and 2021, we had a valuation allowance of $20.3 million and $19.5 million, respectively, attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements regarding accounting pronouncements not yet adopted as of December 31, 2022.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2022		2021		2020
	(in thousands, except percentages)
Revenue	$1,794,148	100.0%	$1,207,798	100.0%	$844,452	100.0%
Cost of revenue	745,596	41.6	522,339	43.2	378,498	44.8
Gross profit	1,048,552	58.4	685,459	56.8	465,954	55.2
Operating expenses:
Research and development	240,171	13.4	190,627	15.8	137,598	16.3
Selling, general and administrative	273,595	15.2	226,190	18.7	161,670	19.1
Litigation expense, net	8,001	0.4	6,225	0.6	7,804	1.0
Total operating expenses	521,767	29.0	423,042	35.1	307,072	36.4
Operating income	526,785	29.4	262,417	21.7	158,882	18.8
Other income (expense), net	(1,848)	(0.1)	9,802	0.8	10,460	1.3
Income before income taxes	524,937	29.3	272,219	22.5	169,342	20.1
Income tax expense	87,265	4.9	30,196	2.5	4,967	0.6
Net income	$437,672	24.4%	$242,023	20.0%	$164,375	19.5%

Revenue

The following table summarizes our revenue by end market:

	Year Ended December 31,						Change
							From	From
		% of		% of		% of	2021 to	2020 to
End Market	2022	Revenue	2021	Revenue	2020	Revenue	2022	2021
	(in thousands, except percentages)
Storage and Computing	$452,594	25.3%	$255,933	21.2%	$180,293	21.4%	76.8%	42.0%
Enterprise Data	251,415	14.0	116,345	9.6	72,884	8.6	116.1%	59.6%
Automotive	300,016	16.7	204,335	16.9	108,966	12.9	46.8%	87.5%
Industrial	219,179	12.2	184,784	15.3	119,603	14.2	18.6%	54.5%
Communications	251,452	14.0	164,091	13.6	142,326	16.8	53.2%	15.3%
Consumer	319,492	17.8	282,310	23.4	220,380	26.1	13.2%	28.1%
Total	$1,794,148	100.0%	$1,207,798	100.0%	$844,452	100.0%	48.5%	43.0%

Revenue for the year ended December 31, 2022 was $1,794.1 million, an increase of $586.3 million, or 48.5%, from $1,207.8 million for the year ended December 31, 2021. The increase in revenue was primarily due to increases in the average selling prices resulting primarily from the sale of higher value products and increases in shipment volume.

For the year ended December 31, 2022, revenue from the storage and computing market increased $196.7 million, or 76.8%, from the same period in 2021. This increase was primarily driven by strong sales growth for storage applications and enterprise notebooks. Revenue from the enterprise data market increased $135.1 million, or 116.1%, from the same period in 2021. This increase was primarily due to higher sales of our power management solutions for cloud-based CPU and GPU server applications. Revenue from the automotive market increased $95.7 million, or 46.8%, from the same period in 2021. This increase was primarily due to increased sales of our highly integrated applications supporting automated driver assistance systems, digital cockpits and connectivity. Revenue from the industrial market increased $34.4 million, or 18.6%, from the same period in 2021. This increase was primarily due to higher sales in applications for smart meters and industrial automation. Revenue from the communications market increased $87.4 million, or 53.2%, from the same period in 2021. The increase was primarily due to higher sales of products for both 5G and satellite communications infrastructure applications. Revenue from the consumer market increased $37.2 million, or 13.2%, from the same period in 2021. This increase was primarily driven by increased sales for home appliances, gaming consoles and smart TVs.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,			Change
				From 2021 to	From 2020 to
	2022	2021	2020	2022	2021
	(in thousands, except percentages)
Cost of revenue	$745,596	$522,339	$378,498	42.7%	38.0%
As a percentage of revenue	41.6%	43.2%	44.8%
Gross profit	$1,048,552	$685,459	$465,954	53.0%	47.1%
Gross margin	58.4%	56.8%	55.2%

Cost of revenue was $745.6 million, or 41.6% of revenue, for the year ended December 31, 2022, and $522.3 million, or 43.2% of revenue, for the year ended December 31, 2021. The $223.3 million increase in cost of revenue was primarily due to increased shipment volume, product mix, increases in manufacturing overhead costs and increased input cost.

Gross margin was 58.4% for the year ended December 31, 2022, compared with 56.8% for the year ended December 31, 2021. The increase in gross margin was mainly driven by lower warranty expenses as a percentage of revenue and a favorable product mix.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,			Change
				From 2021 to	From 2020 to
	2022	2021	2020	2022	2021
	(in thousands, except percentages)
R&D expenses	$240,171	$190,627	$137,598	26.0%	38.5%
As a percentage of revenue	13.4%	15.8%	16.3%

R&D expenses were $240.2 million, or 13.4% of revenue, for the year ended December 31, 2022, and $190.6 million, or 15.8% of revenue, for the year ended December 31, 2021. The $49.6 million increase in R&D expenses was primarily due to an increase of $40.1 million in cash compensation expenses, which include salary, benefits and bonuses, and an increase of $9.3 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards. The increase was partially offset by a $4.7 million benefit related to changes in the value of deferred compensation plan liabilities. Our R&D headcount was 1,328 employees as of December 31, 2022, compared with 1,087 employees as of December 31, 2021.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, and professional service fees.

	Year Ended December 31,			Change
				From 2021 to	From 2020 to
	2022	2021	2020	2022	2021
	(in thousands, except percentages)
SG&A expenses	$273,595	$226,190	$161,670	21.0%	39.9%
As a percentage of revenue	15.2%	18.7%	19.1%

SG&A expenses were $273.6 million, or 15.2% of revenue, for the year ended December 31, 2022, and $226.2 million, or 18.7% of revenue, for the year ended December 31, 2021. The $47.4 million increase in SG&A expenses was primarily due to an increase of $27.0 million in stock-based compensation expenses, which were mainly associated with performance-based equity awards, and $20.7 million in cash compensation expenses, which include salary, benefits and bonuses. The increase was partially offset by a $7.2 million benefit related to changes in the value of deferred compensation plan liabilities. Our SG&A headcount was 780 employees as of December 31, 2022, compared with 688 employees as of December 31, 2021.

Litigation Expense, Net

Litigation expense was $8.0 million for the year ended December 31, 2022, compared with litigation expense, net, of $6.2 million for the year ended December 31, 2021. The expense for both periods was attributable to litigation activity related to ongoing patent infringement and other matters.

Other Income (Expense), Net

Other expense, net, was $1.8 million for the year ended December 31, 2022, compared with other income, net, of $9.8 million for the year ended December 31, 2021. The increase in other expense was primarily due to an increase of $11.2 million in expense related to changes in the value of deferred compensation plan investments and an increase of $4.4 million in charitable contributions, which was partially offset by an increase of $3.0 million in net interest income.

Income Tax Expense

The income tax expense for the year ended December 31, 2022 was $87.3 million, or 16.6% of pre-tax income. The effective tax rate was lower than the federal statutory rate primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

The increase in the effective tax rate for the year ended December 31, 2022 compared to the prior period was primarily due to an increase in GILTI inclusion due to the capitalization of research and experimental expenditures under Section 174 of the Internal Revenue Code (the “IRC”) and lower excess tax benefits from stock-based compensation. The increase was partially offset by higher foreign income from our subsidiaries in Bermuda and China taxed at lower statutory tax rates.

In August 2022, the CHIPS Act and the Inflation Reduction Act of 2022 (the “IRA”) were enacted and signed into law, which did not have a material impact on our income tax provisions, results of operations or financial condition for the year ending December 31, 2022. We will continue to monitor any new developments related to the CHIPS Act and the IRA and evaluate their impact on our financial statements.

See Note 11 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

	December 31,
	2022	2021
	(in thousands, except percentages)
Cash and cash equivalents	$288,607	$189,265
Short-term investments	449,266	535,817
Total cash, cash equivalents and short-term investments	$737,873	$725,082
Percentage of total assets	35.8%	45.7%

Total current assets	$1,410,619	$1,124,852
Total current liabilities	(263,400)	(226,944)
Working capital	$1,147,219	$897,908

As of December 31, 2022, we had cash and cash equivalents of $288.6 million and short-term investments of $449.3 million, compared with cash and cash equivalents of $189.3 million and short-term investments of $535.8 million as of December 31, 2021. As of December 31, 2022, $253.8 million of cash and cash equivalents and $270.4 million of short-term investments were held by our international subsidiaries. We have and may continue to repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$246,674	$320,010	$267,803
Net cash used in investing activities	(12,510)	(378,886)	(39,177)
Net cash used in financing activities	(128,785)	(90,206)	(71,557)
Effect of change in exchange rates	(6,039)	3,400	4,926
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,340	$(145,682)	$161,995

For the year ended December 31, 2022, the $73.3 million decrease in cash provided by operating activities compared to the prior period was primarily due to changes in operating assets and liabilities, in particular, inventories and prepaid wafer purchases, partially offset by an increase of $195.6 million in net income and an increase of $37.5 million in stock-based compensation expenses.

For the year ended December 31, 2022, the $366.4 million decrease in cash used in investing activities compared to the prior period was primarily due to a $331.2 million decrease in purchases of short-term investments and a $35.6 million decrease in capital expenditures.

For the year ended December 31, 2022, the $38.6 million increase in cash used in financing activities compared to the prior period was primarily due to a $28.6 million increase in dividend and dividend equivalent payments and a $12.0 million decrease in proceeds from common stock issued under the employee equity incentive plan.

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

From time to time, we have engaged in discussions with third parties concerning capital investments and potential acquisitions of product lines, technologies, businesses and companies, and we continue to consider potential investments and acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, assumptions of debt, and/or payment of cash consideration. We may also be required to raise additional funds to complete any such investments or acquisitions, through either the issuance of equity and/or debt securities or incurring indebtedness secured by our assets. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $737.9 million as of December 31, 2022, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of December 31, 2022, the Company had made prepayments under this agreement of $170.0 million.

As of December 31, 2022, total estimated future unconditional purchase commitments to all suppliers and other parties were $1.1 billion, of which $455.4 million was short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (“2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of December 31, 2022, the remaining liability totaled $14.8 million, of which $3.7 million was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of December 31, 2022, these obligations totaled $3.8 million, of which $2.1 million was short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of December 31, 2022, accrued dividends totaled $35.3 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

In February 2023, our Board of Directors approved an increase in the quarterly cash dividend from $0.75 per share to $1.00 per share, which amount will be paid on April 14, 2023 to all stockholders of record as of the close of business on March 31, 2023.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of December 31, 2022, these obligations totaled $71.7 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2022, the impact of changes in interest rates on our interest income was immaterial.

Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. When the fair value of an investment is below its amortized cost basis, unrealized losses due to changes in interest rates (i.e., non-credit loss factors) are not recognized in our results of operations unless we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis. Based on our investment positions as of December 31, 2022, a hypothetical 100 basis point increase in interest rates would result in a $3.2 million decline in the fair value of our investments. Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity.

We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our sales outside the United States are primarily transacted in U.S. dollars through our subsidiary in Bermuda. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of our offshore operations is generally the local currency, primarily including the Renminbi, the New Taiwan Dollar and the Euro. We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in a currency other than the functional currency. Gains or losses from the remeasurement and settlement of the balances are reported in other income (expense), net, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations for the periods presented.

Item 8.	Financial Statements and Supplementary Data

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Description of the Matter

The Company’s inventories totaled $447.3 million as of December 31, 2022, representing 21.7% of total assets. As explained in Note 1 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory write down process. This included controls over management’s assessment of inventory valuation, including the determination of forecasted usage of inventories.

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

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monolithic Power Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 24, 2023

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$288,607	$189,265
Short-term investments	449,266	535,817
Accounts receivable, net	182,714	104,813
Inventories	447,290	259,417
Other current assets	42,742	35,540
Total current assets	1,410,619	1,124,852
Property and equipment, net	357,157	362,962
Goodwill	6,571	6,571
Deferred tax assets, net	35,252	21,917
Other long-term assets	249,286	69,523
Total assets	$2,058,885	$1,585,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,461	$83,027
Accrued compensation and related benefits	88,260	62,635
Other accrued liabilities	113,679	81,282
Total current liabilities	263,400	226,944
Income tax liabilities	53,509	47,669
Other long-term liabilities	73,374	67,227
Total liabilities	390,283	341,840
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,107 and 46,256, respectively	975,276	803,226
Retained earnings	716,403	424,879
Accumulated other comprehensive income (loss)	(23,077)	15,880
Total stockholders’ equity	1,668,602	1,243,985
Total liabilities and stockholders’ equity	$2,058,885	$1,585,825

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,794,148	$1,207,798	$844,452
Cost of revenue	745,596	522,339	378,498
Gross profit	1,048,552	685,459	465,954
Operating expenses:
Research and development	240,171	190,627	137,598
Selling, general and administrative	273,595	226,190	161,670
Litigation expense, net	8,001	6,225	7,804
Total operating expenses	521,767	423,042	307,072
Operating income	526,785	262,417	158,882
Other income (expense), net	(1,848)	9,802	10,460
Income before income taxes	524,937	272,219	169,342
Income tax expense	87,265	30,196	4,967
Net income	$437,672	$242,023	$164,375

Net income per share:
Basic	$9.37	$5.28	$3.67
Diluted	$9.05	$5.05	$3.50
Weighted-average shares outstanding:
Basic	46,727	45,851	44,840
Diluted	48,358	47,889	47,014

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$437,672	$242,023	$164,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,293)	8,404	14,150
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $184, $613 and $(325), respectively	(6,664)	(2,664)	1,466
Other comprehensive income (loss), net of tax	(38,957)	5,740	15,616
Comprehensive income	$398,715	$247,763	$179,991

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2020	43,616	$549,517	$229,450	$(5,476)	$773,491
Net income	-	-	164,375	-	164,375
Other comprehensive income	-	-	-	15,616	15,616
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(95,079)	-	(95,079)
Common stock issued under the employee equity incentive plan	1,623	18,767	-	-	18,767
Common stock issued under the employee stock purchase plan	28	3,819	-	-	3,819
Stock-based compensation expense	-	85,598	-	-	85,598
Balance as of December 31, 2020	45,267	657,701	298,746	10,140	966,587
Net income	-	-	242,023	-	242,023
Other comprehensive income	-	-	-	5,740	5,740
Dividends and dividend equivalents declared ($2.40 per share)	-	-	(115,890)	-	(115,890)
Common stock issued under the employee equity incentive plan	972	17,322	-	-	17,322
Common stock issued under the employee stock purchase plan	17	4,670	-	-	4,670
Stock-based compensation expense	-	123,533	-	-	123,533
Balance as of December 31, 2021	46,256	803,226	424,879	15,880	1,243,985
Net income	-	-	437,672	-	437,672
Other comprehensive loss	-	-	-	(38,957)	(38,957)
Dividends and dividend equivalents declared ($3.00 per share)	-	-	(146,148)	-	(146,148)
Common stock issued under the employee equity incentive plan	837	5,358	-	-	5,358
Common stock issued under the employee stock purchase plan	14	5,877	-	-	5,877
Stock-based compensation expense	-	160,815	-	-	160,815
Balance as of December 31, 2022	47,107	$975,276	$716,403	$(23,077)	$1,668,602

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$437,672	$242,023	$164,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,114	28,699	19,186
Amortization of premium on available-for-sale securities	4,375	4,674	2,979
Loss (gain) on deferred compensation plan investments	6,600	(4,563)	(4,592)
Deferred taxes, net	(13,220)	(2,772)	(1,627)
Stock-based compensation expense	160,992	123,479	85,551
Other	97	110	(1,072)
Changes in operating assets and liabilities:
Accounts receivable	(77,903)	(37,976)	(14,123)
Inventories	(188,073)	(102,323)	(29,503)
Other assets	(177,284)	(15,311)	(3,003)
Accounts payable	(11,240)	32,926	10,410
Accrued compensation and related benefits	28,514	16,536	18,524
Income tax liabilities	16,559	11,771	747
Other accrued liabilities	22,471	22,737	19,951
Net cash provided by operating activities	246,674	320,010	267,803
Cash flows from investing activities:
Purchases of property and equipment	(58,843)	(94,420)	(55,610)
Purchases of short-term investments	(63,700)	(394,886)	(334,947)
Maturities and sales of short-term investments	127,860	113,255	357,092
Purchases of long-term investments	(2,085)	-	(3,316)
Sales of long-term investments	750	500	300
Contributions to deferred compensation plan, net	(16,492)	(2,542)	(2,696)
Purchases of intangible assets	-	(793)	-
Net cash used in investing activities	(12,510)	(378,886)	(39,177)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,055)	(2,834)	(5,357)
Proceeds from common stock issued under the employee equity incentive plan	5,358	17,322	18,767
Proceeds from common stock issued under the employee stock purchase plan	5,877	4,670	3,819
Dividends and dividend equivalents paid	(137,965)	(109,364)	(88,786)
Net cash used in financing activities	(128,785)	(90,206)	(71,557)
Effect of change in exchange rates	(6,039)	3,400	4,926
Net increase (decrease) in cash, cash equivalents and restricted cash	99,340	(145,682)	161,995
Cash, cash equivalents and restricted cash, beginning of period	189,389	335,071	173,076
Cash, cash equivalents and restricted cash, end of period	$288,729	$189,389	$335,071
Supplemental disclosures for cash flow information:
Cash paid for taxes	$85,031	$21,148	$1,405
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$5,743	$17,877	$7,839
Liability accrued for dividends and dividend equivalents	$40,939	$33,059	$27,507

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS designs, develops and markets high-performance, semiconductor-based power electronic solutions. MPS’s mission is to provide innovative power solutions in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets.

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

In addition, the Company incurs foreign currency exchange gains or losses related to certain transactions, including intercompany transactions, that are denominated in a currency other than the functional currency. In connection with the remeasurement and settlement of the balances, the Company recorded foreign currency exchange gain (loss) of $0.5 million, $(0.7) million and $(1.4) million for the years ended December 31, 2022, 2021 and 2020, respectively, which were reported in other income (expense), net, on the Consolidated Statements of Operations.

For intercompany transactions that are of a long-term investment nature, the Company records the foreign currency exchange gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

Equity Investments

Equity investments in privately held companies without readily determinable fair values are accounted for under the measurement alternative method, provided that the Company does not have the ability to exercise significant influence or control over the investees. Under this method, the Company measures the investments at cost, less any impairment, and adjusts the carrying value of the investments to fair value resulting from observable transactions for identical or similar investments of the same issuer. The Company records the investments in other long-term assets on the Consolidated Balance Sheets, and gains and losses on the investments are recognized in other income (expense), net, on the Consolidated Statements of Operations.

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

The liabilities for compensation deferred under the plan are recorded at fair value in each reporting period. Changes in the fair value of the liabilities are included in operating expense on the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies, mutual funds and money market funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies, and at the fair value of the mutual funds and money market funds, which are classified as trading securities. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund and money market fund investments are included in other income (expense), net, on the Consolidated Statements of Operations. The following table summarizes the deferred compensation plan balances on the Consolidated Balance Sheets (in thousands):

	December 31,
	2022	2021
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$19,089	$21,386
Fair value of mutual funds and money market funds	43,933	31,786
Total	$63,022	$53,172

Deferred compensation plan assets reported in:
Other long-term assets	$63,022	$53,172

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$118	$282
Other long-term liabilities	64,863	55,489
Total	$64,981	$55,771

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. See Note 2 for further discussion.

R&D

Costs incurred in R&D are expensed as incurred.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of RSUs with only service conditions is determined based on the grant date stock price. The fair value of all other awards is determined based on the following valuation methods:

Type of Awards	Valuation Method
RSUs with performance conditions (“PSUs”)	Black-Scholes model
RSUs with market conditions (“MSUs”)	Monte Carlo simulation model
RSUs with both performance and market conditions (“MPSUs”)	Monte Carlo simulation model
Shares issued under the employee stock purchase plan (“ESPP”)	Black-Scholes model

The valuation models consider inputs including stock price, expected volatility, expected term of awards, risk-free interest rate, and expected dividend yield. Expected volatility used in the models is determined based on historical volatility of the Company's stock price for the period, which corresponds to the expected term of the awards, immediately preceding the granting of the awards.

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

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2022

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination. The standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). The standard is effective for fiscal years beginning after December 15, 2022, including interim period within those fiscal years, and is applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested ICs, as well as dies in wafer form. These product sales accounted for 98%, 97% and 97% of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 15 for the disaggregation of the Company’s revenue by geographic regions and by product families.

The Company sells its products primarily through third-party distributors, value-added resellers, OEMs, ODMs and EMS providers. For the years ended December 31, 2022, 2021 and 2020, 83%, 88% and 81%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company's standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  December 31, 2022 and 2021, accounts receivable totaled $182.7 million and $104.8 million, respectively. The Company's accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of December 31, 2022 and 2021, customer prepayments totaled $3.6 million and $4.3 million, respectively. The decrease in the customer prepayment balance for the year ended December 31, 2022 resulted from a decrease in unfulfilled customer orders for which the Company has received payments. For the year ended December 31, 2022, the Company recognized $4.3 million of revenue that was included in the customer prepayment balance as of December 31, 2021.

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

3.  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	December 31,
	2022	2021
Cash	$273,145	$174,937
Money market funds	15,462	14,328
Certificates of deposit	130,467	141,478
Corporate debt securities	292,586	386,883
Commercial paper	17,928	-
U.S. treasuries and government agency bonds	8,285	7,456
Auction-rate securities backed by student-loan notes	1,711	2,401
Total	$739,584	$727,483

	December 31,
	2022	2021
Reported as:
Cash and cash equivalents	$288,607	$189,265
Short-term investments	449,266	535,817
Investment within other long-term assets	1,711	2,401
Total	$739,584	$727,483

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$355,492	$351,915
Due in 1 - 5 years	101,919	97,351
Due in greater than 5 years	1,770	1,711
Total	$459,181	$450,977

For the year ended December 31, 2020, the Company recognized gross realized gains of $1.1 million on the sale of investments. Gross realized gains and losses were not material for the other periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,462	$-	$-	$15,462
Certificates of deposit	130,467	-	-	130,467
Corporate debt securities	300,529	18	(7,961)	292,586
Commercial paper	17,928	-	-	17,928
U.S. treasuries and government agency bonds	8,487	-	(202)	8,285
Auction-rate securities backed by student-loan notes	1,770	-	(59)	1,711
Total	$474,643	$18	$(8,222)	$466,439

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,328	$-	$-	$14,328
Certificates of deposit	141,478	-	-	141,478
Corporate debt securities	388,081	570	(1,768)	386,883
U.S. treasuries and government agency bonds	7,495	-	(39)	7,456
Auction-rate securities backed by student-loan notes	2,520	-	(119)	2,401
Total	$553,902	$570	$(1,926)	$552,546

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$72,943	$(973)	$202,074	$(6,988)	$275,017	$(7,961)
U.S. treasuries and government agency bonds	987	(2)	7,298	(200)	8,285	(202)
Auction-rate securities backed by student-loan notes	-	-	1,711	(59)	1,711	(59)
Total	$73,930	$(975)	$211,083	$(7,247)	$285,013	$(8,222)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$285,954	$(1,765)	$4,760	$(3)	$290,714	$(1,768)
U.S. treasuries and government agency bonds	7,456	(39)	-	-	7,456	(39)
Auction-rate securities backed by student-loan notes	-	-	2,401	(119)	2,401	(119)
Total	$293,410	$(1,804)	$7,161	$(122)	$300,571	$(1,926)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of December 31, 2022 and 2021, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 23 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $41.5 million, or 96% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. In  April 2022, the Company made an investment in a convertible loan that will convert into additional shares of the Investee. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee and is on the Investee’s board of directors. As of December 31, 2022 and 2021, the Company’s investment in the Investee, which is denominated in Swiss Franc, had a carrying value of $5.4 million and $3.3 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the years ended December 31, 2022 and 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amounts reported on the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$288,607	$189,265
Restricted cash included in other long-term assets	122	124
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$288,729	$189,389

As of  December 31, 2022 and 2021, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value of the financial assets measured on a recurring basis (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$15,462	$15,462	$-	$-
Certificates of deposit	130,467	-	130,467	-
Corporate debt securities	292,586	-	292,586	-
Commercial paper	17,928	-	17,928	-
U.S. treasuries and government agency bonds	8,285	-	8,285	-
Auction-rate securities backed by student-loan notes	1,711	-	-	1,711
Mutual funds and money market funds under deferred compensation plan	43,933	43,933	-	-
Total	$510,372	$59,395	$449,266	$1,711

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$14,328	$14,328	$-	$-
Certificates of deposit	141,478	-	141,478	-
Corporate debt securities	386,883	-	386,883	-
U.S. treasuries and government agency bonds	7,456	-	7,456	-
Auction-rate securities backed by student-loan notes	2,401	-	-	2,401
Mutual funds and money market funds under deferred compensation plan	31,786	31,786	-	-
Total	$584,332	$46,114	$535,817	$2,401

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$126,760	$29,478
Work in process	134,071	130,029
Finished goods	186,459	99,910
Total	$447,290	$259,417

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
RSU tax withholding proceeds receivable	$14,480	$16,224
Prepaid expense	11,045	9,526
Accrued interest receivable	8,752	5,440
Other	8,465	4,350
Total	$42,742	$35,540

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2022	2021
Land	$41,924	$38,872
Production equipment and software	254,882	233,398
Buildings and improvements	195,205	202,901
Transportation equipment	28,612	28,608
Leasehold improvements	17,389	8,990
Furniture and fixtures	11,378	10,738
Construction in progress	1,908	11,333
Property and equipment, gross	551,298	534,840
Less: accumulated depreciation and amortization	(194,141)	(171,878)
Total	$357,157	$362,962

Depreciation and amortization expense on property and equipment was $36.8 million, $28.4 million and $18.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred compensation plan assets	$63,022	$53,172
Prepaid wafer purchase	170,000	-
Other	16,264	16,351
Total	$249,286	$69,523

Prepaid wafer purchase of $170.0 million relates to a deposit made to a vendor under a long-term wafer supply agreement. See Note 12 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Dividends and dividend equivalents	$42,170	$32,364
Warranty	24,082	20,989
Stock rotation and sales returns	14,931	5,748
Income tax payable	15,595	4,921
Other	16,901	17,260
Total	$113,679	$81,282

As of December 31, 2022, stock rotation and sales returns included a $14.3 million stock rotation reserve, compared with a $5.5 million reserve as of December 31, 2021. The change in the reserve is affected by the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred compensation plan liabilities	$64,863	$55,489
Dividend equivalents	6,847	8,470
Other	1,664	3,268
Total	$73,374	$67,227

6. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and R&D facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than a year to three years. Some of these leases include options to renew the lease term for up to two years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		December 31,
	Financial Statement Line Item	2022	2021
Operating lease ROU assets	Other long-term assets	$4,288	$6,297

Operating lease liabilities	Other accrued liabilities	$2,133	$2,539
	Other long-term liabilities	$1,664	$3,268

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Lease costs:
Operating lease costs	$2,704	$2,454	$1,488
Other	1,769	740	300
Total lease costs	$4,473	$3,194	$1,788

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,762	$2,315	$1,526
ROU assets obtained in exchange for new operating lease liabilities	$1,175	$5,195	$2,181

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.1	2.8
Weighted-average discount rate	2.1%	2.0%

As of  December 31, 2022, the maturities of the lease liabilities were as follows (in thousands):

2023	$2,191
2024	1,073
2025	614
2026	8
Total remaining lease payments	3,886
Less: imputed interest	(89)
Total lease liabilities	$3,797

As of  December 31, 2022, the Company had no operating leases that have not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to three years. Some of these leases include options to renew the lease term for up to five years.

Income related to lease payments was $2.4 million, $2.2 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, future income related to lease payments was as follows (in thousands):

2023	$1,566
2024	612
2025	106
2026	20
Total	$2,304

7. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company's stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  December 31, 2022, 4.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$4,721	$3,543	$2,592
Research and development	35,355	26,030	20,033
Selling, general and administrative	120,916	93,906	62,926
Total stock-based compensation expense	$160,992	$123,479	$85,551
Tax benefit related to stock-based compensation (1)	$2,498	$1,760	$1,855

(1) Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the IRC.

RSUs

The Company’s RSUs include time-based RSUs, PSUs, MSUs, and MPSUs. Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average Grant			Average Grant		Average Grant		Average Grant
		Date Fair			Date Fair		Date Fair		Date Fair
	Number of	Value Per	Number of		Value Per	Number of	Value Per	Number of	Value Per
	Shares	Share	Shares		Share	Shares	Share	Shares	Share
Outstanding at January 1, 2020	180	$115.45	1,987		$74.50	1,886	$37.63	4,053	$59.16
Granted	76	$189.28	627	(1)	$173.40	-	$-	703	$175.12
Vested	(86)	$110.67	(1,213)		$59.03	(324)	$23.57	(1,623)	$54.70
Forfeited	(9)	$138.34	(11)		$84.48	(8)	$68.48	(28)	$96.35
Outstanding at December 31, 2020	161	$151.62	1,390		$132.60	1,554	$40.40	3,105	$87.42
Granted	46	$384.33	365	(1)	$354.12	-	$-	411	$357.49
Vested	(71)	$144.46	(577)		$91.50	(324)	$23.57	(972)	$72.69
Forfeited	(11)	$207.04	(12)		$103.84	(12)	$68.48	(35)	$124.50
Outstanding at December 31, 2021	125	$235.82	1,166		$222.78	1,218	$44.59	2,509	$136.87
Granted	49	$390.89	35	(1)(2)	$385.80	917	$199.63	1,001	$215.63
Vested	(61)	$193.18	(452)		$147.78	(324)	$23.57	(837)	$103.02
Forfeited	(7)	$316.00	(1)		$377.86	(6)	$216.37	(14)	$275.47
Outstanding at December 31, 2022	106	$327.13	748		$275.70	1,805	$126.57	2,659	$176.50

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.
(2)	Amount includes grants and cancellations of the 2022 Executive PSUs as defined under the “2022 PSUs” section.

The intrinsic value related to vested RSUs was $336.8 million, $381.2 million and $326.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total intrinsic value of all outstanding RSUs was $939.5 million, based on the closing stock price of $353.61. As of December 31, 2022, unamortized compensation expense related to all outstanding RSUs was $218.8 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price totaled $5.4 million, $17.3 million and $18.8 million for the years ended  December 31, 2022, 2021 and 2020, respectively.

Time-Based RSUs

For the years ended December 31, 2022, 2021 and 2020, the Compensation Committee granted 49,000, 46,000 and 76,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

PSUs and MPSUs

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represented a target number of shares that could be earned subject to the achievement of two sets of performance goals (“2022 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. 50% of the 2022 Executive PSUs would vest in the first quarter of 2024 if the pre-determined revenue goal was met during the performance period. The remaining 2022 Executive PSUs would vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn up to an additional 200% of the target number of the 2022 Executive PSUs if the Company secured additional wafer capacity during a three-year performance period. The 2022 Executive PSUs related to the second goal would fully vest in the first quarter of 2025 if the pre-determined goal was met during the performance period. In addition, all vested shares related to the second goal would be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2022 Executive PSUs would be $142.7 million. The 2022 Executive PSUs were subsequently cancelled by the Board of Directors in October 2022. See the “2022 MSUs” section for further details.

In February 2022, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned subject to the achievement of the Company’s 2023 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2022 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2022 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2022 Non-Executive PSUs will vest in the first quarter of 2024 if the pre-determined goals are met during the performance period. The remaining 2022 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2022 Non-Executive PSUs is $12.6 million.

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

2021 PSUs:

In February 2021, the Compensation Committee granted 80,000 PSUs to the executive officers, which represented a target number of shares that could be earned subject to the achievement of two sets of performance goals (“2021 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2021 Executive PSUs based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association. Based on the actual revenue achievement at the end of the performance period, a total of 240,000 shares were awarded to the executive officers. 50% of the 2021 Executive PSUs will vest in the first quarter of 2023. The remaining 2021 Executive PSUs will vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn an additional 100% of the target number of the 2021 Executive PSUs subject to the achievement of three environmental objectives under the Company’s ESG initiatives with a performance period through December 31, 2023. As of December 31, 2022, one environmental objective was achieved and a total of 20,000 shares were awarded to the executive officers. The 2021 Executive PSUs related to the ESG goal will fully vest upon achievement of the objectives, but no earlier than December 31, 2022. All vested shares related to the ESG goal will be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2021 Executive PSUs is $114.4 million.

In February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2021 Non-Executive PSUs”). The maximum number of shares that an employee could earn is either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 33,000 shares were awarded to the non-executive employees. 50% of the 2021 Non-Executive PSUs will vest in the first quarter of 2023. The remaining 2021 Non-Executive PSUs will vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $12.2 million.

The 2021 Executive PSUs and the 2021 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement was deemed satisfied and waived if the average stock price for 20 consecutive trading days at any time between the grant date and December 31, 2022 was $30 higher than the grant date stock price of $374.57. This market condition was achieved in the third quarter of 2021. The Company determined the grant date fair value of the 2021 Executive PSUs and the 2021 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $374.57, simulation term of 4.0 years, expected volatility of 41.4%, risk-free interest rate of 0.3%, and expected dividend yield of 0.6%. In addition, the grant date fair value for the 2021 Executive PSUs subject to the ESG goal included an illiquidity discount of 9.8% to account for the post-vesting sales restrictions.

2020 PSUs:

In  February 2020, the Compensation Committee granted 100,000 PSUs to the executive officers, which represented a target number of shares that could be earned based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Executive PSUs”). The maximum number of shares that an executive officer could earn was 300% of the target number of the 2020 Executive PSUs.  Based on the actual revenue achievement at the end of the performance period, a total of 300,000 shares were awarded to the executive officers. 50% of the 2020 Executive PSUs vested in the first quarter of 2022. The remaining 2020 Executive PSUs vest over the following two years on a quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2020 Executive PSUs is $51.1 million.

In  February 2020, the Compensation Committee granted 30,000 PSUs to certain non-executive employees, which represented a target number of shares that could be earned based on the Company’s 2021 revenue goals for certain regions or product line divisions, or based on the Company’s average two-year (2020 and 2021) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the Semiconductor Industry Association (“2020 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2020 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 71,000 shares were awarded to the non-executive employees. 50% of the 2020 Non-Executive PSUs vested in the first quarter of 2022. The remaining 2020 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2020 Non-Executive PSUs is $12.1 million.

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

MSUs

2022 MSUs:

In October 2022, the Compensation Committee cancelled the 2022 Executive PSUs and granted 159,000 MSUs to the executive officers as replacement awards, which represent a target number of shares that can be earned subject to the achievement of both stock price targets and stock performance compared to the companies comprising the Philadelphia Semiconductor Sector Index (“Peer Group”) over a three-year performance period from October 25, 2022 to October 25, 2025 (“2022 Executive MSUs”). The maximum number of shares that an executive officer can earn is 500% of the target number of the 2022 Executive MSUs if: (1) the Company achieves five stock price targets ranging from $455 to $591 at any time during the performance period, and (2) the Company’s total stockholder return ranks in the 50th percentile or above relative to the Peer Group at the end of the performance period. Upon achievement of the performance conditions, the 2022 Executive MSUs will fully vest on October 25, 2025. Under modification accounting, the total stock-based compensation cost is $119.2 million, which includes the unamortized expense of $102.8 million related to 2022 Executive PSUs on the modification date and the incremental cost of $16.4 million related to the 2022 Executive MSUs as a result of the modification.

The Company determined the grant date fair value of the 2022 Executive MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $342.16, simulation term of three years, expected volatility of 54.0%, risk-free interest rate of 4.4%, and an expected dividend yield of 0.9%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

In February 2022, the Compensation Committee granted 24,000 MSUs to certain non-executive employees, which represent a target number of shares that can be earned upon achievement of stock price targets (“2022 Non-Executive MSUs”). The maximum number of shares that an employee can earn is 500% of the target number of the 2022 Non-Executive MSUs if the Company achieves five stock price targets ranging from $472 to $590 during a performance period from February 3, 2022 to February 3, 2025. Two stock price targets were achieved during the third quarter of 2022. The 2022 Non-Executive MSUs will vest in equal amounts on each of the first, second and third anniversaries of February 3, 2025. The total stock-based compensation cost for the 2022 Non-Executive MSUs is $31.3 million.

The Company determined the grant date fair value of the 2022 Non-Executive MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of six years, expected volatility of 39.0%, risk-free interest rate of 1.7%, and expected dividend yield of 0.8%.

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

ESPP

Under the ESPP, eligible employees may purchase common stock through payroll deductions. Participants may not purchase more than 2,000 shares in a six-month offering period, or purchase shares having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period in accordance with the IRC and applicable treasury regulations. The ESPP provides for an annual increase by an amount equal to the least of one million shares, 2% of the outstanding shares of common stock on the first day of the year, or a number of shares as determined by the Board of Directors. As of December 31, 2022, 4.5 million shares were available for future issuance. The ESPP will expire in November 2024.

For the years ended December 31, 2022, 2021 and 2020, 14,000, 17,000 and 28,000 shares were issued under the ESPP, respectively. The intrinsic value of the shares issued was $1.6 million, $2.4 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the unamortized expense was $0.4 million, which will be recognized through the first quarter of 2023. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	50.6%	43.2%	48.9%
Risk-free interest rate	1.9%	0.1%	0.8%
Dividend yield	0.6%	0.6%	0.9%

Cash proceeds from the shares issued under the ESPP were $5.9 million, $4.7 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. DIVIDENDS AND DIVIDEND EQUIVALENTS

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

	Year Ended December 31,
	2022	2021	2020
Dividend declared per share	$3.00	$2.40	$2.00
Total amount	$140,337	$110,206	$89,832

As of  December 31, 2022 and 2021, accrued dividends totaled $35.3 million and $27.7 million, respectively.

The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, business conditions, and other factors that the Board of Directors  may deem relevant, as well as a determination that cash dividends are in the best interests of the Company’s stockholders.

The Company anticipates that cash used for future dividend payments will come from its domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from its Bermuda subsidiary. The Company also anticipates that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of  December 31, 2022 and 2021, accrued dividend equivalents totaled $13.8 million and $13.1 million, respectively.

9. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$14,369	$11,637	$9,327
Amortization of premium on available-for-sale securities	(4,375)	(4,674)	(2,979)
Gain (loss) on deferred compensation plan investments	(6,600)	4,563	4,592
Foreign currency exchange gain (loss)	454	(727)	(1,364)
Charitable contributions	(5,900)	(1,500)	(766)
Other	204	503	1,650
Total	$(1,848)	$9,802	$10,460

10.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$437,672	$242,023	$164,375

Denominator:
Weighted-average outstanding shares - basic	46,727	45,851	44,840
Effect of dilutive securities	1,631	2,038	2,174
Weighted-average outstanding shares - diluted	48,358	47,889	47,014

Net income per share:
Basic	$9.37	$5.28	$3.67
Diluted	$9.05	$5.05	$3.50

Anti-dilutive common stock equivalents were not material for the periods presented.

11.  INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(30,190)	$(15,542)	$39,286
Foreign	555,127	287,761	130,056
Income before income taxes	$524,937	$272,219	$169,342

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$95,176	$24,955	$2,842
State	12	35	(1)
Foreign	5,019	3,801	3,814
Deferred:
Federal	(8,523)	4,929	(1,221)
Foreign	(4,419)	(3,524)	(467)
Income tax expense	$87,265	$30,196	$4,967

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income at lower rates	(22.8)	(23.2)	(15.2)
GILTI	16.0	11.4	11.1
Changes in valuation allowance	0.2	0.5	1.6
Stock-based compensation	2.8	1.6	(11.2)
Tax credits, net of reserves	(1.2)	(1.1)	(3.8)
State income taxes	(0.2)	(0.5)	(1.6)
Other adjustments	0.8	1.4	1.0
Effective tax rate	16.6%	11.1%	2.9%

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Tax credits	$32,037	$26,302
Stock-based compensation	2,900	2,027
Deferred compensation	9,844	8,526
Net operating losses	9,000	5,818
Other expenses not currently deductible	8,891	5,151
Deferred tax assets, gross	62,672	47,824
Valuation allowance	(20,321)	(19,520)
Deferred tax assets, net of valuation allowance	42,351	28,304
Deferred tax liabilities:
Depreciation and amortization	(5,927)	(5,067)
Undistributed foreign earnings	(358)	(375)
Other expenses currently deductible	(814)	(945)
Deferred tax liabilities	(7,099)	(6,387)
Net deferred tax assets	$35,252	$21,917

GILTI:

The Company accounts for GILTI as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2022 and 2021, the Company has evaluated the realization of its deferred tax assets and recorded a valuation allowance for assets that do not meet the more-likely-than-not recognition threshold.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from its Bermuda subsidiary on an ongoing basis to fund its future U.S.-based expenditures and dividends.  No cash was repatriated from the subsidiary during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the Company repatriated $70.0 million and $30.0 million from its Bermuda subsidiary, respectively.

For all other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund their operations and R&D. As of December 31, 2022 and 2021, the undistributed earnings were approximately $67.4 million and $46.2 million, respectively. An actual repatriation of the undistributed earnings could be subject to additional foreign withholding taxes and U.S. state taxes. The Company expects to be able to take a dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the unrecognized state and withholding deferred tax liability is not practicable at this time due to the complexities associated with the hypothetical calculation.

Other Income Tax Provision Matters

As of December 31, 2022, the Company did not have federal net operating loss carryforwards. As of December 31, 2022, the state net operating loss carryforwards for income tax purposes were $6.0 million, which will expire beginning in 2028. As of December 31, 2022, the Company has foreign net operating loss carryforwards for income tax purposes of $67.2 million, which will expire beginning in 2029.

As of December 31, 2022, the Company had no R&D tax credit carryforwards for federal income tax purposes, and $36.7 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2022, the Company had $49.3 million of unrecognized tax benefits, $38.3 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2021, the Company had $41.5 million of unrecognized tax benefits, $31.5 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2020	$25,407
Increase for tax position of current year	9,782
Decrease for tax position of prior year	(907)
Decrease due to settlement with tax authorities	(560)
Decrease due to lapse of statute of limitation	(223)
Balance as of December 31, 2020	33,499
Increase for tax position of current year	9,191
Decrease for tax position of prior year	(657)
Decrease due to settlement with tax authorities	(54)
Decrease due to lapse of statute of limitation	(458)
Balance as of December 31, 2021	41,521
Increase for tax position of current year	10,965
Increase for tax position of prior year	247
Decrease due to settlement with tax authorities	(970)
Decrease due to lapse of statute of limitation	(2,486)
Balance as of December 31, 2022	$49,277

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2022 and 2021, the Company has $4.3 million and $3.3 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in long-term income tax liabilities on the Consolidated Balance Sheets.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determination of the R&D tax credit. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China through 2023 and 2030, respectively, for performing R&D activities.

On August 9, 2022, the U.S. government enacted the CHIPS Act to provide certain financial and tax incentives to the semiconductor industry, primarily for manufacturing activities within the United States. On August 16, 2022, the IRA was enacted and signed into law. The IRA, among other things, introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations, and imposes a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023. The Company does not believe the CHIPS Act or the IRA had a material impact on its income tax provisions, results of operations or financial condition for the year ended  December 31, 2022.

Income Tax Examination

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. In general, the tax years for 2007 and forward are open for examination for U.S. federal and state income tax purposes.

12.  COMMITMENTS AND CONTINGENCIES

Warranty and Indemnification Provisions

The changes in warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$20,989	$6,895	$1,139
Warranty issued	3,092	10,558	6,395
Repairs, replacement and refund	(2,357)	(1,770)	(843)
Changes in liability for pre-existing warranties, including expirations	2,358	5,306	204
Balance at end of period	$24,082	$20,989	$6,895

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of December 31, 2022, the Company had made prepayments under this agreement of $170.0 million, which were reported in other long-term assets on the Consolidated Balance Sheet.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of December 31, 2022 were as follows (in thousands):

2023	$455,383
2024	291,528
2025	349,765
Total	$1,096,676

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of December 31, 2022, there were no material pending legal proceedings to which the Company was a party.

13.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the U.S. who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute and did not contribute to the plan for the years ended December 31, 2022, 2021 and 2020.

14.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company's total revenue:

	Year Ended December 31,
Customer	2022	2021	2020
Distributor A	24%	26%	24%
Distributor B	19%	15%	11%
Distributor C	*	10%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	December 31,
	2022	2021
Distributor A	29%	26%
Distributor B	23%	17%
Value-added reseller A	*	12%

* Represents less than 10%.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronic solutions for the storage and computing, enterprise data, automotive, industrial, communications and consumer markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The following is a summary of revenue by geographic regions (in thousands):

	Year Ended December 31,
Country or Region	2022	2021	2020
China	$938,946	$700,985	$516,519
Taiwan	233,040	169,130	109,256
Europe	145,584	85,201	56,329
South Korea	189,478	93,027	64,093
Southeast Asia	95,739	54,611	42,403
Japan	91,048	68,720	35,461
United States	99,804	35,770	20,098
Other	509	354	293
Total	$1,794,148	$1,207,798	$844,452

The following is a summary of revenue by major product families (in thousands):

	Year Ended December 31,
Product Family	2022	2021	2020
DC to DC	$1,696,594	$1,147,329	$800,478
Lighting Control	97,554	60,469	43,974
Total	$1,794,148	$1,207,798	$844,452

The following is a summary of long-lived assets by geographic regions (in thousands):

	December 31,
Country	2022	2021	2020
China	$200,508	$211,973	$151,752
United States	113,996	113,805	101,768
Taiwan	20,074	19,607	18,797
Other	22,579	17,577	9,211
Total	$357,157	$362,962	$281,528

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains
	(Losses) on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2021	$1,601	$8,539	$10,140
Other comprehensive income (loss) before reclassifications	(3,244)	8,404	5,160
Amounts reclassified from accumulated other comprehensive income	(33)	-	(33)
Tax effect	613	-	613
Net current period other comprehensive income (loss)	(2,664)	8,404	5,740
Balance as of December 31, 2021	(1,063)	16,943	15,880
Other comprehensive loss before reclassifications	(6,944)	(32,293)	(39,237)
Amounts reclassified from accumulated other comprehensive loss	96	-	96
Tax effect	184	-	184
Net current period other comprehensive loss	(6,664)	(32,293)	(38,957)
Balance as of December 31, 2022	$(7,727)	$(15,350)	$(23,077)

The amounts reclassified from accumulated other comprehensive income (loss) were recorded in other income (expense), net, on the Consolidated Statements of Operations.

17. SUBSEQUENT EVENT

Cash Dividend Increase

In February 2023, the Company’s Board of Directors approved an increase in quarterly cash dividends from $0.75 per share to $1.00 per share.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of its assessment with our Audit Committee.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2023 Annual Meeting, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective April 26, 2022.

4.1 (3)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+ (4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+ (5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+ (6)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+ (7)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+ (8)	Employment Agreement with Jim Moyer.

10.6+(9)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.7+(10)	Letter Agreement with Victor Lee.

10.8+(11)	Letter Agreement with Jeff Zhou.

10.9+(12)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.10+(13)	Letter Agreement with Eugen Elmiger.

10.11+(14)	Monolithic Power Systems, Inc. 2004 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.12+(15)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as Amended, and Form of Grant Agreement.

10.13+(16)	Employment Agreement with Bernie Blegen.

10.14+(17)	Employment Agreement with Saria Tseng and Amendment thereof.

10.15+(18)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.16+(19)	Forms of Grant Agreements under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.17+(20)	Letter Agreement with Carintia Martinez.

10.18+(21)	Indemnification Agreement with Carintia Martinez.

10.19+(22)	Letter Agreement with Eileen Wynne.

10.20+(23)	Indemnification Agreement with Eileen Wynne.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-117327), filed with the Securities and Exchange Commission on November 15, 2004.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on April 27, 2022.
(3)	Incorporated by reference to Exhibit 4.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
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

(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(12)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(13)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(14)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(15)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(16)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.
(17)	Incorporated by reference to Exhibit 10.14 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(18)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 29, 2020.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on November 6, 2020.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(21)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(22)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.
(23)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: February 24, 2023	By:	/s/ Michael Hsing
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)
MICHAEL HSING

/s/ T. Bernie Blegen	Chief Financial Officer (Principal Financial and Accounting Officer)
T. BERNIE BLEGEN

/s/ Herbert Chang	Director
HERBERT CHANG

/s/ Eugen Elmiger	Director
EUGEN ELMIGER

/s/ Victor K. Lee	Director
VICTOR K. LEE

/s/ Carintia Martinez	Director
CARINTIA MARTINEZ

/s/ James C. Moyer	Director
JAMES C. MOYER

/s/ Eileen Wynne	Director
EILEEN WYNNE

/s/ Jeff Zhou	Director
JEFF ZHOU