Form 10-Q
period 2023-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2023-05-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 47,423,000 shares of the registrant’s common stock issued and outstanding as of April 28, 2023.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$488,972	$288,607
Short-term investments	428,598	449,266
Accounts receivable, net	184,274	182,714
Inventories	430,830	447,290
Other current assets	89,955	42,742
Total current assets	1,622,629	1,410,619
Property and equipment, net	354,313	357,157
Goodwill	6,571	6,571
Deferred tax assets, net	35,571	35,252
Other long-term assets	207,567	249,286
Total assets	$2,226,651	$2,058,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,001	$61,461
Accrued compensation and related benefits	101,881	88,260
Other accrued liabilities	155,961	113,679
Total current liabilities	315,843	263,400
Income tax liabilities	56,900	53,509
Other long-term liabilities	77,647	73,374
Total liabilities	450,390	390,283
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,411 and 47,107, respectively	1,017,131	975,276
Retained earnings	777,075	716,403
Accumulated other comprehensive loss	(17,945)	(23,077)
Total stockholders’ equity	1,776,261	1,668,602
Total liabilities and stockholders’ equity	$2,226,651	$2,058,885

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$451,065	$377,714
Cost of revenue	192,285	158,834
Gross profit	258,780	218,880
Operating expenses:
Research and development	63,709	54,104
Selling, general and administrative	70,795	68,642
Total operating expenses	134,504	122,746
Operating income	124,276	96,134
Other income (expense), net	5,297	(634)
Income before income taxes	129,573	95,500
Income tax expense	19,771	15,934
Net income	$109,802	$79,566

Net income per share:
Basic	$2.32	$1.71
Diluted	$2.26	$1.65
Weighted-average shares outstanding:
Basic	47,234	46,424
Diluted	48,655	48,250

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$109,802	$79,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,919	(178)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $311 and $565, respectively	2,213	(5,400)
Other comprehensive income (loss), net of tax:	5,132	(5,578)
Comprehensive income	$114,934	$73,988

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	109,802	-	109,802
Other comprehensive income	-	-	-	5,132	5,132
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,130)	-	(49,130)
Common stock issued under the employee equity incentive plan	295	1,110	-	-	1,110
Common stock issued under the employee stock purchase plan	9	3,737	-	-	3,737
Stock-based compensation expense	-	37,008	-	-	37,008
Balance as of March 31, 2023	47,411	$1,017,131	$777,075	$(17,945)	$1,776,261

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2022	Shares	Amount	Earnings	Income	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	79,566	-	79,566
Other comprehensive loss	-	-	-	(5,578)	(5,578)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,601)	-	(36,601)
Common stock issued under the employee equity incentive plan	362	2,318	-	-	2,318
Common stock issued under the employee stock purchase plan	7	2,786	-	-	2,786
Stock-based compensation expense	-	39,636	-	-	39,636
Balance as of March 31, 2022	46,625	$847,966	$467,844	$10,302	$1,326,112

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$109,802	$79,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,987	9,120
Amortization of premium on available-for-sale securities	260	1,348
(Gain) loss on deferred compensation plan investments	(2,534)	2,192
Deferred taxes, net	(622)	(381)
Stock-based compensation expense	37,009	39,811
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(15,506)
Inventories	16,063	(51,797)
Other assets	213	(5,916)
Accounts payable	(880)	(4,177)
Accrued compensation and related benefits	13,422	27,382
Income tax liabilities	20,137	16,017
Other accrued liabilities	17,508	9,760
Net cash provided by operating activities	218,807	107,419
Cash flows from investing activities:
Purchases of property and equipment	(8,854)	(26,877)
Purchases of investments	(129,321)	(16,243)
Maturities and sales of investments	152,698	32,267
Contributions to deferred compensation plan, net	(2,209)	(760)
Net cash provided by (used in) investing activities	12,314	(11,613)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(374)	(528)
Proceeds from common stock issued under the employee equity incentive plan	1,110	2,318
Proceeds from common stock issued under the employee stock purchase plan	3,737	2,786
Dividends and dividend equivalents paid	(36,725)	(28,825)
Net cash used in financing activities	(32,252)	(24,249)
Effect of change in exchange rates	1,497	(220)
Net increase in cash, cash equivalents and restricted cash	200,366	71,337
Cash, cash equivalents and restricted cash, beginning of period	288,729	189,389
Cash, cash equivalents and restricted cash, end of period	$489,095	$260,726
Supplemental disclosures for cash flow information:
Cash paid (refund) for income taxes, net	$(1,300)	$244
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,482	$6,122
Liability accrued for dividends and dividend equivalents	$49,219	$36,611

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended  December 31, 2022, filed with the SEC on  February 24, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that  may be expected for the year ending  December 31, 2023 or for any other future periods.

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 99% and 98% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended March 31, 2023 and 2022, 81% and 82% of the Company’s product sales were made through distribution arrangements, respectively. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustments and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Four U.S.-based distributors have price adjustment rights when they sell the Company’s products to their end customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower prices, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2023 and December 31, 2022, accounts receivable totaled $184.3 million and $182.7 million, respectively. The Company’s accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payment prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of both March 31, 2023 and December 31, 2022, customer prepayments totaled $3.6 million. For the three months ended March 31, 2023, the Company recognized $3.2 million of revenue that was included in the customer prepayment balance as of December 31, 2022.

Practical Expedients

The Company has elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

The Company’s standard payment terms generally require customers to pay 30 to 90 days after the Company satisfies the performance obligations. For those customers who are required to pay in advance, the Company satisfies the performance obligations generally within a quarter. For these reasons, the Company has elected not to determine whether contracts with customers contain significant financing components.

The Company’s unsatisfied performance obligations primarily include products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In  April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in  June 2013. In  October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on  November 13, 2014 and provided for the issuance of up to 5.5 million shares. In  April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in  June 2020. The Amended and Restated 2014 Plan became effective on  June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on  June 11, 2030. As of  March 31, 2023, 4.2 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,147	$1,307
Research and development	8,614	8,401
Selling, general and administrative	27,248	30,103
Total stock-based compensation expense	$37,009	$39,811
Tax benefit related to stock-based compensation (1)	$423	$573

(1)

Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.

Restricted Stock Units (“RSUs”)

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with both market and performance conditions (“MPSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance/market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with the Company. A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	106	$327.13	748	$275.70	1,805	$126.57	2,659	$176.50
Granted	27	$467.62	246 (1)	$449.22	-	$-	273	$450.13
Vested	(16)	$279.89	(198)	$291.65	(81)	$23.57	(295)	$217.47
Forfeited	(2)	$361.26	(2)	$285.23	(5)	$139.15	(9)	$225.18
Outstanding at March 31, 2023	115	$365.93	794	$326.02	1,719	$131.39	2,628	$200.37

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $141.6 million and $151.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total intrinsic value of all outstanding RSUs was $1.3 billion, based on the closing stock price of $500.54. As of March 31, 2023, unamortized compensation expense related to all outstanding RSUs was $308.0 million with a weighted-average remaining recognition period of approximately three years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $1.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

Time-Based RSUs:

For the three months ended March 31, 2023, the Compensation Committee granted 27,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2023 PSUs:

In February 2023, the Compensation Committee granted 69,000 PSUs to the executive officers, which represent a target number of shares that can be earned based on the degree of achievement of two sets of performance goals (“2023 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2023 Executive PSUs based on the achievement of the Company’s average three-year (2023 through 2025) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to an additional 200% of the target number of the 2023 Executive PSUs if the Company secures additional manufacturing capacity outside of Mainland China during a three-year performance period. For both goals, a percentage of the 2023 Executive PSUs will fully vest on December 31, 2025 depending on the degree to which the pre-determined goals are met during the performance periods. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2023 Executive PSUs is $156.2 million.

In February 2023, the Compensation Committee granted 13,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned based on the degree of achievement of the Company’s 2024 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2023 and 2024) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2023 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2023 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2023 Non-Executive PSUs will vest in the first quarter of 2025 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2023 Non-Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2023 Non-Executive PSUs is $14.2 million.

The 2023 Executive PSUs and the 2023 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company's stock price on the last trading day of the performance period is $30 higher than the grant date stock price of $467.62. The Company determined the grant date fair value of the 2023 Executive PSUs and the 2023 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $467.62, simulation term of four years, expected volatility of 51.0%, risk-free interest rate of 3.9%, and expected dividend yield of 0.9%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2004 Employee Stock Purchase Plan (“ESPP”)

For the three months ended March 31, 2023 and 2022, 9,000 and 7,000 shares, respectively, were issued under the ESPP. As of March 31, 2023, 4.5 million shares were available for future issuance under the ESPP.

The intrinsic value of the shares issued was $0.7 million for both the three months ended March 31, 2023 and 2022. As of March 31, 2023, the unamortized expense was $1.1 million, which will be recognized through the third quarter of 2023. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	55.8%	38.1%
Risk-free interest rate	5.0%	0.7%
Dividend yield	0.8%	0.6%

Cash proceeds from the shares issued under the ESPP were $3.7 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$131,367	$126,760
Work in process	126,417	134,071
Finished goods	173,046	186,459
Total	$430,830	$447,290

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid wafer purchase	$50,000	$-
RSU tax withholding proceeds receivable	15,997	14,480
Prepaid expenses	9,719	11,045
Accrued interest receivable	3,537	8,752
Other	10,702	8,465
Total	$89,955	$42,742

Prepaid wafer purchase of $50.0 million relates to a deposit made to a vendor under a long-term wafer supply agreement. See Note 8 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid wafer purchase	$120,000	$170,000
Deferred compensation plan assets	67,765	63,022
Other	19,802	16,264
Total	$207,567	$249,286

Prepaid wafer purchase relates to a deposit made to a vendor under a long-term wafer supply agreement. See Note 8 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Dividends and dividend equivalents	$54,656	$42,170
Warranty	19,726	24,082
Stock rotation and sales returns	30,155	14,931
Income tax payable	32,338	15,595
Other	19,086	16,901
Total	$155,961	$113,679

As of March 31, 2023, stock rotation and sales returns included a $26.4 million stock rotation reserve, compared with a $14.3 million reserve as of December 31, 2022. The change in the reserve is affected by the timing of returns and the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Deferred compensation plan liabilities	$65,678	$64,863
Dividend equivalents	6,765	6,847
Other	5,204	1,664
Total	$77,647	$73,374

5. LEASES

Lessee

The Company has operating leases primarily for administrative and sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than one year to eight years. Some of these leases include options to renew the lease term for up to two years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		March 31,	December 31,
	Financial Statement Line Item	2023	2022
Operating lease ROU assets	Other long-term assets	$7,820	$4,288

Operating lease liabilities	Other accrued liabilities	$2,018	$2,133
	Other long-term liabilities	$5,203	$1,664

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Lease costs:
Operating lease costs	$716	$729
Other	538	367
Total lease costs	$1,254	$1,096

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$864	$932
ROU assets obtained in exchange for new operating lease liabilities	$4,545	$1,010

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	5.3	2.1
Weighted-average discount rate	3.4%	2.1%

As of March 31, 2023, the maturities of the lease liabilities were as follows (in thousands):

2023 (remaining nine months)	$1,756
2024	1,591
2025	1,190
2026	921
2027	929
Thereafter	1,509
Total remaining lease payments	7,896
Less: imputed interest	(675)
Total lease liabilities	$7,221

As of March 31, 2023, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to three years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended March 31, 2023 and 2022, income related to lease payments was $0.5 million and $0.6 million, respectively. As of March 31, 2023, future income related to lease payments was as follows (in thousands):

2023 (remaining nine months)	$1,112
2024	613
2025	107
2026	20
Total	$1,852

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$109,802	$79,566

Denominator:
Weighted-average outstanding shares - basic	47,234	46,424
Effect of dilutive securities	1,421	1,826
Weighted-average outstanding shares - diluted	48,655	48,250

Net income per share:
Basic	$2.32	$1.71
Diluted	$2.26	$1.65

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
Customer	2023	2022
Distributor A	20%	24%
Distributor B	21%	18%
Distributor C	*	11%

* Represents less than 10%.

The Company’s agreements with these third-party customers were made in the ordinary course of business and  may be terminated with or without cause by these customers with advance notice. Although the Company  may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of the distributors was terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following any termination of the agreement with a distributor.

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2023	2022
Distributor A	22%	29%
Distributor B	23%	23%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended March 31,
Country or Region	2023	2022
China	$225,052	$206,079
Taiwan	48,833	56,437
South Korea	45,680	40,373
Europe	43,103	25,215
United States	31,017	13,446
Japan	30,815	19,155
Southeast Asia	26,432	16,889
Other	133	120
Total	$451,065	$377,714

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2023	2022
Direct Current (“DC”) to DC	$425,181	$358,849
Lighting Control	25,884	18,865
Total	$451,065	$377,714

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31,	December 31,
Country	2023	2022
China	$196,790	$200,508
United States	115,363	113,996
Taiwan	19,812	20,074
Other	22,348	22,579
Total	$354,313	$357,157

8. COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company generally provides either one or two year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are generally based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or a product defect.

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$24,082	$20,989
Warranties issued	362	-
Repairs, replacement and refund	(672)	(1,380)
Changes in liability for pre-existing warranties	(4,046)	4,224
Balance at end of period	$19,726	$23,833

Changes in liability for pre-existing warranties result from changes in estimates for warranties issued in prior periods.

Purchase Commitments

The Company has outstanding purchase obligations with its suppliers and other parties that require the future purchases of goods or services. The purchase obligations primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and research and development facilities, purchases of production and other equipment, and license arrangements.

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of March 31, 2023 were as follows (in thousands):

2023 (remaining nine months)	$337,545
2024	337,537
2025	353,952
Total	$1,029,034

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and  may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2023, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2023	2022
Cash	$447,746	$273,145
Money market funds	41,226	15,462
Certificates of deposit	131,042	130,467
Corporate debt securities	244,155	292,586
Commercial paper	18,163	17,928
U.S. treasuries and government agency bonds	35,238	8,285
Auction-rate securities backed by student-loan notes	1,516	1,711
Total	$919,086	$739,584

	March 31,	December 31,
	2023	2022
Reported as:
Cash and cash equivalents	$488,972	$288,607
Short-term investments	428,598	449,266
Investment within other long-term assets	1,516	1,711
Total	$919,086	$739,584

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2023 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$252,449	$249,803
Due in 1 - 5 years	181,774	178,795
Due in greater than 5 years	1,571	1,516
Total	$435,794	$430,114

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$41,226	$-	$-	$41,226
Certificates of deposit	131,042	-	-	131,042
Corporate debt securities	249,743	39	(5,627)	244,155
Commercial paper	18,163	-	-	18,163
U.S. treasuries and government agency bonds	35,276	83	(121)	35,238
Auction-rate securities backed by student-loan notes	1,570	-	(54)	1,516
Total	$477,020	$122	$(5,802)	$471,340

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,462	$-	$-	$15,462
Certificates of deposit	130,467	-	-	130,467
Corporate debt securities	300,529	18	(7,961)	292,586
Commercial paper	17,928	-	-	17,928
U.S. treasuries and government agency bonds	8,487	-	(202)	8,285
Auction-rate securities backed by student-loan notes	1,770	-	(59)	1,711
Total	$474,643	$18	$(8,222)	$466,439

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$18,084	$(68)	$212,767	$(5,559)	$230,851	$(5,627)
U.S. treasuries and government agency bonds	2,878	(5)	7,383	(116)	10,261	(121)
Auction-rate securities backed by student-loan notes	-	-	1,516	(54)	1,516	(54)
Total	$20,962	$(73)	$221,666	$(5,729)	$242,628	$(5,802)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$72,943	$(973)	$202,074	$(6,988)	$275,017	$(7,961)
U.S. treasuries and government agency bonds	987	(2)	7,298	(200)	8,285	(202)
Auction-rate securities backed by student-loan notes	-	-	1,711	(59)	1,711	(59)
Total	$73,930	$(975)	$211,083	$(7,247)	$285,013	$(8,222)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2023 and December 31, 2022, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

The Company’s auction-rate securities are backed by pools of student loans supported by guarantees by the U.S. Department of Education. The underlying maturities of these securities are up to 23 years. The Company has received all scheduled interest payments on a timely basis pursuant to the terms and conditions of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities, before recovery of its amortized cost basis. To date, the Company has redeemed $41.7 million, or 96% of the original portfolio in these auction-rate securities, at par without any realized losses.

Non-Marketable Equity Investment

In  November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that is accounted for under the measurement alternative. In April 2022, the Company made an investment of CHF 2.0 million in a convertible loan that will convert into additional shares of the Investee. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer has a personal investment in the Investee and is on the Investee’s board of directors. As of March 31, 2023 and December 31, 2022, the Company’s investment in the Investee, which is denominated in Swiss Francs, had a carrying value of $5.8 million and $5.4 million, respectively. The Company did not record any impairment or adjustments resulting from observable price changes for the three months ended March 31, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$488,972	$288,607
Restricted cash included in other long-term assets	123	122
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$489,095	$288,729

As of March 31, 2023 and December 31, 2022, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the financial assets measured on a recurring basis (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$41,226	$41,226	$-	$-
Certificates of deposit	131,042	-	131,042	-
Corporate debt securities	244,155	-	244,155	-
Commercial paper	18,163	-	18,163
U.S. treasuries and government agency bonds	35,238	-	35,238	-
Auction-rate securities backed by student-loan notes	1,516	-	-	1,516
Mutual funds and money market funds under deferred compensation plan	47,114	47,114	-	-
Total	$518,454	$88,340	$428,598	$1,516

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$15,462	$15,462	$-	$-
Certificates of deposit	130,467	-	130,467	-
Corporate debt securities	292,586	-	292,586	-
Commercial paper	17,928	-	17,928	-
U.S. treasuries and government agency bonds	8,285	-	8,285	-
Auction-rate securities backed by student-loan notes	1,711	-	-	1,711
Mutual funds and money market funds under deferred compensation plan	43,933	43,933	-	-
Total	$510,372	$59,395	$449,266	$1,711

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2023	2022
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$20,651	$19,089
Fair value of mutual funds and money market funds	47,114	43,933
Total	$67,765	$63,022

Deferred compensation plan assets reported in:
Other long-term assets	$67,765	$63,022

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$4,191	$118
Other long-term liabilities	65,678	64,863
Total	$69,869	$64,981

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$4,808	$3,461
Amortization of premium on available-for-sale securities	(260)	(1,348)
Gain (loss) on deferred compensation plan investments	2,534	(2,192)
Charitable contributions	(2,000)	(500)
Other	215	(55)
Total	$5,297	$(634)

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2023 was $19.8 million, or 15.3% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the three months ended  March 31, 2022 was $15.9 million, or 16.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act of 2022 (the “CHIPS Act”) to provide certain financial and tax incentives to the semiconductor industry, primarily for manufacturing activities within the United States. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. The IRA, among other things, introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations, and imposes a 1% surcharge on stock repurchases. This excise tax was effective January 1, 2023. The Company does not believe the CHIPS Act or the IRA had a material impact on the Company’s income tax provisions, results of operations or financial condition for the three months ended March 31, 2023.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2023	$(7,727)	$(15,350)	$(23,077)
Other comprehensive income before reclassifications	2,524	2,919	5,443
Tax effect	(311)	-	(311)
Net current period other comprehensive income	2,213	2,919	5,132
Balance as of March 31, 2023	$(5,514)	$(12,431)	$(17,945)

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

	Three Months Ended March 31,
	2023	2022
Dividend declared per share	$1.00	$0.75
Total amount	$47,330	$34,908

As of March 31, 2023 and December 31, 2022, accrued dividends totaled $47.3 million and $35.3 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of March 31, 2023 and December 31, 2022, accrued dividend equivalents totaled $14.1 million and $13.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	the effects of macroeconomic factors, including the recent banking crisis, the global economic downturn and the Russia-Ukraine conflict, on the semiconductor industry and our business;

•	protection of our proprietary technology;

•	business outlook for the remainder of 2023 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the ongoing banking crisis, the global economic downturn and the Russia-Ukraine conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 84% and 90% for the three months ended March 31, 2023 and 2022, respectively.

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

Macroeconomic Conditions and Recent Regulations

The semiconductor industry faces a number of macro-economic challenges including wide swings in customer demand, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of changing macroeconomic conditions and will continue to monitor the potential impact on our operations. The implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain.

We closely monitor changes to export control laws, trade regulations and other trade requirements. To date, no restrictions have had a material impact on our revenue and operations. We will continue to monitor any changes to export control laws, trade regulations and other trade requirements and are committed to complying with all applicable trade laws, regulations and other requirements.

Cybersecurity Risk Management

We are committed to protecting our information technology (“IT”) assets, including computers, systems, corporate networks and sensitive data, from unauthorized access or attack. We have established an internal global IT policy handbook as well as IT security management control procedures designed to:

•	Create information security awareness and define responsibilities among our employees and business partners;
•	Implement controls to identify IT risks and monitor the use of our systems and information resources;
•	Establish key policies and processes to adequately and timely respond to security threats;
•	Maintain disaster recovery and business continuity plans; and
•	Ensure compliance with applicable laws and regulations regarding the management of information security.

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

The Audit Committee of our Board of Directors, which consists of three independent members, is responsible for the oversight of our cybersecurity risk program. At least quarterly, the Audit Committee reviews reports and updates from our Chief Financial Officer and IT senior management about major risk exposures, their potential impact on our business operations, and management’s strategies to assess, monitor and mitigate those risks. The Audit Committee also provides updates of their oversight and findings to the Board of Directors.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the recent banking crisis and the global economic downturn. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require our management to update the significant estimates and assumptions used in the preparation of the condensed consolidated financial statements included in this Report, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the condensed consolidated financial statements as soon as they become known.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentages)
Revenue	$451,065	100.0%	$377,714	100.0%
Cost of revenue	192,285	42.6	158,834	42.1
Gross profit	258,780	57.4	218,880	57.9
Operating expenses:
Research and development	63,709	14.1	54,104	14.3
Selling, general and administrative	70,795	15.7	68,642	18.1
Total operating expenses	134,504	29.8	122,746	32.4
Operating income	124,276	27.6	96,134	25.5
Other income (expense), net	5,297	1.1	(634)	(0.2)
Income before income taxes	129,573	28.7	95,500	25.3
Income tax expense	19,771	4.4	15,934	4.2
Net income	$109,802	24.3%	$79,566	21.1%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2023	% of Revenue	2022	% of Revenue	Change
	(in thousands, except percentages)
Storage and Computing	$119,822	26.6%	$96,586	25.6%	24.1%
Enterprise Data	47,163	10.5	42,509	11.2	10.9%
Automotive	105,342	23.3	54,546	14.4	93.1%
Industrial	47,469	10.5	48,538	12.9	(2.2)%
Communications	67,906	15.1	55,574	14.7	22.2%
Consumer	63,363	14.0	79,961	21.2	(20.8)%
Total	$451,065	100.0%	$377,714	100.0%	19.4%

Revenue for the three months ended March 31, 2023 was $451.1 million, an increase of $73.4 million, or 19.4%, from $377.7 million for the three months ended March 31, 2022. The increase in revenue was primarily due to increases in the average selling prices resulting primarily from the sale of higher value products.

For the three months ended March 31, 2023, revenue from the storage and computing market increased $23.2 million, or 24.1%, from the same period in 2022. This increase was primarily due to higher sales of storage applications and enterprise notebooks. Revenue from the enterprise data market increased $4.7 million, or 10.9%, from the same period in 2022. This increase was primarily due to higher sales of our power management solutions for cloud-based CPU server applications. Revenue from the automotive market increased $50.8 million, or 93.1%, from the same period in 2022. This increase was primarily due to increased sales of our highly integrated solutions for advanced driver assistance systems, digital cockpit and lighting applications. Revenue from the industrial market decreased $1.1 million, or 2.2%, from the same period in 2022. This decrease was mainly driven by decreased sales of power sources, partially offset by higher sales in applications for smart meters. Revenue from the communications market increased $12.3 million, or 22.2%, from the same period in 2022. This increase primarily reflected higher revenue related to 5G infrastructure and wireless applications. Revenue from the consumer market decreased $16.6 million, or 20.8%, from the same period in 2022. This decrease was primarily driven by lower sales volume in gaming, smart TVs, mobile devices and home appliances.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands, except percentages)
Cost of revenue	$192,285	$158,834	21.1%
As a percentage of revenue	42.6%	42.1%
Gross profit	$258,780	$218,880	18.2%
Gross margin	57.4%	57.9%

Cost of revenue was $192.3 million, or 42.6% of revenue, for the three months ended March 31, 2023, and $158.8 million, or 42.1% of revenue, for the three months ended March 31, 2022. The $33.5 million increase in cost of revenue resulted from the product mix of higher cost products, which was partially offset by a decrease in warranty expenses.

Gross margin was 57.4% for the three months ended March 31, 2023, compared with 57.9% for the three months ended March 31, 2022. The decrease in gross margin was mainly driven by product mix, which was partially offset by lower warranty expenses as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands, except percentages)
R&D expenses	$63,709	$54,104	17.8%
As a percentage of revenue	14.1%	14.3%

R&D expenses were $63.7 million, or 14.1% of revenue, for the three months ended March 31, 2023, and $54.1 million, or 14.3% of revenue, for the three months ended March 31, 2022. The $9.6 million increase in R&D expenses was primarily due to a $6.7 million increase in new product development expenses and higher expenses related to the changes in the value of deferred compensation plan liabilities.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, professional service fees and litigation expenses.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands, except percentages)
SG&A expenses	$70,795	$68,642	3.1%
As a percentage of revenue	15.7%	18.1%

SG&A expenses were $70.8 million, or 15.7% of revenue, for the three months ended March 31, 2023, and $68.6 million, or 18.1% of revenue, for the three months ended March 31, 2022. The $2.2 million increase in SG&A expenses was driven by an increase of $2.6 million in litigation expenses, an increase of $0.8 million in facilities costs, and an increase of $0.7 million in sales commissions and advertising expenses, partially offset by a decrease of $2.4 million in compensation related expenses.

Other Income (Expense), Net

Other income, net, was $5.3 million for the three months ended March 31, 2023, compared with other expense, net, of $0.6 million for the three months ended March 31, 2022. The increase in other income was primarily due to an increase of $4.7 million in income related to changes in the value of the deferred compensation plan investments and an increase of $2.4 million in net interest income, partially offset by an increase of $1.5 million in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2023 was $19.8 million, or 15.3% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended March 31, 2022 was $15.9 million, or 16.7% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

In August 2022, the CHIPS Act and the IRA were enacted and signed into law, neither of which had a material impact on our income tax provisions, results of operations or financial condition for the three months ended March 31, 2023. See Note 13 for further details.

Liquidity and Capital Resources

	March 31,	December 31,
	2023	2022
	(in thousands, except percentages)
Cash and cash equivalents	$488,972	$288,607
Short-term investments	428,598	449,266
Total cash, cash equivalents and short-term investments	$917,570	$737,873
Percentage of total assets	41.2%	35.8%

Total current assets	$1,622,629	$1,410,619
Total current liabilities	(315,843)	(263,400)
Working capital	$1,306,786	$1,147,219

As of March 31, 2023, we had cash and cash equivalents of $489.0 million and short-term investments of $428.6 million, compared with cash and cash equivalents of $288.6 million and short-term investments of $449.3 million as of December 31, 2022. As of March 31, 2023, $388.1 million of cash and cash equivalents and $274.1 million of short-term investments were held by our international subsidiaries. We have and may continue to repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$218,807	$107,419
Net cash provided by (used in) investing activities	12,314	(11,613)
Net cash used in financing activities	(32,252)	(24,249)
Effect of change in exchange rates	1,497	(220)
Net increase in cash, cash equivalents and restricted cash	$200,366	$71,337

For the three months ended March 31, 2023, the $111.4 million increase in cash provided by operating activities compared to the prior period was primarily due to an increase of $89.1 million in operating assets and liabilities, and an increase of $30.2 million in net income.

For the three months ended March 31, 2023, the $23.9 million increase in cash provided by investing activities compared to the prior period was primarily due to a $120.4 million increase in sales of investments and an $18.0 million decrease in capital expenditures, partially offset by a $113.1 million increase in purchases of investments.

For the three months ended March 31, 2023, the $8.0 million increase in cash used in financing activities compared to the prior period was primarily due to a $7.9 million increase in dividend and dividend equivalent payments.

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

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $917.6 million as of March 31, 2023, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

Our material cash requirements include the following contractual and other obligations:

Purchase Obligations

Purchase obligations represent commitments to our suppliers and other parties requiring the purchases of goods or services. Our purchase obligations primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements.

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

As of March 31, 2023, total estimated future unconditional purchase commitments to all suppliers and other parties were $1.0 billion, of which $406.7 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2023, the remaining liability totaled $14.8 million, of which $3.7 million was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of March 31, 2023, these obligations totaled $7.2 million, of which $2.0 million was classified as short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of March 31, 2023, accrued dividends totaled $47.3 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2023, these obligations totaled $72.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2022.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We intend to defend ourselves vigorously against any such claims. As of March 31, 2023, there were no material pending legal proceedings to which we were a party.

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

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors and value-added resellers, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•	our failure to comply with various governmental laws and regulations, including those related to environmental, social and governance (“ESG”) initiatives;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	the loss of key personnel;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, failure to meet our own or analyst expectations, changes to our dividend program, and dilution from issuance of additional shares;

•	health risks, climate crises and other natural disasters; and

•	risks associated with financial market, economy and geopolitical uncertainties, including the recent banking collapse and the Russia-Ukraine conflict.

Risks Associated with Our Significant Operations in Asia, Particularly in China

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three months ended March 31, 2023, 84% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the countries in which we manufacture or sell our products, and government action to restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	currency exchange rate fluctuations impacting intercompany transactions;

•	fluctuations in the value of the U.S. Dollar relative to other foreign currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	tariffs imposed by China and the U.S. that may impact our sales;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchase patterns;

•	international political relationships and acts or threats of war;

•	terrorism and threats of terrorism;

•	adverse weather conditions or other natural disasters that may affect our operations in China and cause work stoppages;

•	work stoppages related to employee dissatisfaction;

•	economic, social and political instability;

•	longer accounts receivable collection cycles;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, recession, stagflation, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, higher unemployment and currency fluctuations can materially adversely affect logistics or demand for our products. For example, for several consecutive quarters, some of our customers have cancelled, decreased or delayed their existing and future orders with us. Volatility in the credit markets could severely diminish our direct and indirect customers’ liquidity and capital availability, which could materially harm our business.

Demand for our products is a function of the health of the economies in the U.S., Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from the global economic downturn or the Russia-Ukraine conflict, or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of the operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur nor persist in the future, that they will not be protracted, or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as earthquakes, flooding, severe heatwaves or droughts, which could result in prolonged power shortages or water restrictions in our facilities;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other costs of operation.

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

The Chinese government and provincial and local governments have also provided, and may continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include cash awards, tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners, suppliers and us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time, which could adversely affect our business and operating results.

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

Furthermore, China’s legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until some time after the violation may have occurred. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in China could adversely affect our business and impede our ability to continue our operations and proceed with our future business plans in China.

We are subject to export laws, trade policies and restrictions including international tariffs that could materially and adversely affect our business and results of operations.

We are subject to U.S. laws and regulations that could limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other individuals, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could materially limit them in the future, which would materially and adversely affect our business and results of operations. We maintain an export compliance program but there are risks that our compliance controls could be circumvented, exposing us to legal liabilities, sanctions and restrictions on our business. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the recent past, there is a significant risk that they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit or restrict the export of some of our products and services to our customers would materially harm our business and may also encourage our customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

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

We have significant business operations in Taiwan, and many of our manufacturing partners and suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its unique international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political, military or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

In addition, the Chinese government has promulgated new regulations impacting economic and political stability within Hong Kong where many of our customers are located. Due to the sensitive political climate these regulations created, there are increasing risks that this China's national security law may trigger sanctions or other forms of restrictions by foreign governments including the U.S., which could affect companies conducting business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of the national security law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Fluctuations in the value of the U.S. Dollar relative to other foreign currencies, including the Renminbi, may adversely affect our results of operations.

Several of our manufacturing and other suppliers are and will continue to be primarily located in China for the foreseeable future. In connection with the global economic downturn, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our financial results and operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively impact our business and results of operations.

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

We believe that the application of our products in the storage and computing, enterprise data, automotive and consumer markets will continue to account for the majority of our revenue. If we are not able to accurately predict new end markets to serve or if the demand for our products declines in our current major end markets, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast, all of which may be exacerbated by the adverse effects of macroeconomic factors, including increased inflation, increased interest rates, supply chain disruptions, decreased economic output, fluctuations in currency rates and the Russia-Ukraine conflict. If our customers, including distributors, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue, result in inventory write offs, and adversely affect our financial condition and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to, or better than, what we have experienced in the past, which would impact our overall gross margin and financial performance.

Our success depends on our development and sale of products that are differentiated in the market, with gross margins that have historically been above industry averages. Should we fail to improve or maintain our gross margins in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages, our business, financial condition and results of operations could be materially and adversely affected.

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

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product availability;

•	product quality and reliability; and

•	effective marketing, sales and services.

To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our business, financial condition and results of operations could be materially and adversely affected.

We receive a significant portion of our revenue from distribution arrangements, and value-added resellers, and the loss of any one of these distributors, value-added resellers or of direct customers or failure to collect a receivable from them could adversely affect our financial position and results of operations.

We market our products through distribution arrangements and value-added resellers, and through our direct sales and applications support organization to customers that include OEMs, ODMs and EMS providers. Receivables from our customers are generally not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial condition of any such major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. While we could partner with other distributors or value-added resellers to replace any of our customers, the change in business partners could interrupt our operations, cause us to have to identify and qualify new partners, and have a materially adverse impact on our business, financial condition and results of operations.

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

Our customers generally establish demanding specifications for quality, performance, energy efficiency and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereto, or changes in the raw materials used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience a loss of customers and/or a decrease in revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted by our customers. Although we currently have insurance, there can be no assurance that we have obtained sufficient insurance coverage or that asserted claims will be within the scope of coverage. Our insurance providers could deny or challenge these claims, and as a result, reimbursement to us is not guaranteed or could be delayed. If coverage is denied, we may not have sufficient resources to pay for these claims. Furthermore, we may experience a significant increase in premiums and therefore decide to self-insure, which may not meet the expectations or requirements of certain customers. All of these factors could have a material and adverse impact on our business, financial condition and results of operations.

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

There may be unanticipated costs associated with increasing our third-party suppliers’ manufacturing capacity.

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

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier capacity. If our manufacturing costs increase, including as a result of inflationary pressure, or we experience supply constraints, we may be required to raise the prices of our products to remain profitable, which could result in a loss of customers. If we are unable to increase or maintain our manufacturing capacity, we may be unable to meet demand, which would harm our revenue and results of operations and may result in a loss of customers as they seek supply from other sources.

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

While certain aspects of our relationships with these suppliers are contractual, many important aspects of our relationships depend on our suppliers’ continued cooperation and our management of the supplier relationships. Our relationships could be negatively impacted by changes in control or changes in the management team of the suppliers. In addition, the fabrication of ICs is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be non-functional. This could potentially reduce yields and supply of our products. The failure of our suppliers to provide wafers at acceptable yields could prevent us from fulfilling our customer orders for our products and would likely cause a decline in our revenue.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the Russia-Ukraine conflict, the recent uncertainties on the banking sector and supply chain disruptions may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. Some of our customers and distributors may nevertheless cancel orders as a result of the impacts of the global economic downturn, their own specific business challenges or for other reasons. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customers’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we would have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry may again experience severe or prolonged downturns in the future, which could result in lower demand for our products, downward pressure on the price of our products, and/or increased inventory due to our customers’ delayed production schedule. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns could have a material adverse effect on our business, financial condition and results of operations.

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

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and foreign semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products, and, in some cases, may have a broader number of product offerings that enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with many manufacturers of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot guarantee that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the U.S. enacted the CHIPS Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we do not believe we will be eligible for such investments from the U.S. government. Many of our competitors will benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent in part upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If any of these situations were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Associated with IT and Cybersecurity

Implementation of enhanced enterprise resource planning (“ERP”) or other IT systems could result in significant disruptions to our operations.

From time to time, we may implement new ERP software solutions or upgrade existing systems. Implementation of these solutions and systems is highly dependent on coordination of system providers and internal business teams. We may experience difficulties as we transition to these new or upgraded systems and processes, including system downtime causing interruptions in business operations. In addition, transitioning to these new systems may require significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or any significant system failures could disrupt our operations and financial reporting, which could have a material adverse effect on our capital resources, financial condition or results of operations.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

We use open source software in connection with certain of our products and services, and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or services or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain circumstances, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions, which could harm our business and ability to compete. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions, which could increase our costs, harm our ability to compete and have a material adverse effect on our business, operating results and financial condition. There is also a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

System security risks, data protection or privacy breaches, cyberattacks, systems integration issues and unauthorized use of artificial intelligence (“AI”) tools could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Remote working arrangements and the Russia-Ukraine conflict have also heightened our potential exposure to cyberattacks, which could put the sensitive data we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and our remediation efforts may be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders in a timely manner and interrupt other processes. Delayed sales or a loss of customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected individuals and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation and substantially impair our ability to attract and retain customers, which could have an adverse impact on our business, financial condition and results of operations.

Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, used, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs. While we restrict the use of third-party and open source AI tools, such as ChatGPT, our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

We are subject to various U.S. and international laws, policies and other regulations regarding data protection.

Privacy, cyber security, and data protection are becoming increasingly significant issues. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. On June 10, 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (the “Data Security Law”), which became effective on September 1, 2021. The Data Security Law is the first comprehensive data security legislation in China, which becomes a key supplement to the Cyber Security Law and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. For example, the Personal Information Protection Law (“PIPL”), took effect on November 1, 2021. PIPL is aimed at protecting and controlling the use and transfer of personal data in China. There is significant uncertainty in how regulators will interpret and enforce the law, and it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border transfers of personal data.

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of EU data protection law to non-European Union entities that process, or control the processing of, the personal data of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use, disclose or secure the personal data of EU subjects, including through a data security breach. In addition, an increasing number of states in the U.S. have enacted laws containing similar requirements to GDPR for businesses collecting or processing personal data. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which was significantly amended by the California Privacy Rights Act, and sets forth comprehensive privacy and security obligations regarding the collection and processing of personal data of eligible California residents. Other states have, or are expected to, enact similar or more expansive legislation regarding the collection and processing of personal data.

These regulatory requirements may increase our costs of compliance. Any failure to fully comply with the Cyber Security Law, the Data Security Law, PIPL, GDPR, CCPA, and other applicable laws and regulations could lead to significant fines and regulatory corrective actions, along with reputational damage or third-party lawsuits, which could adversely affect our business and results of operations. In addition, data security breaches experienced by us could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personal data (including sensitive personal data) of our employees, customers, suppliers and others. Such incidents could subject us to significant monetary damages, regulatory enforcement actions and/or criminal prosecution, and cause us to lose customers and their related revenue in the future.

Risks Associated with Strategic Investments and Initiatives

Our success depends on our investment of significant resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources in research and development. We expect to continue investing heavily in research and development in the future in order to keep innovating and introducing new products in a timely manner and increase our revenue and profitability. Increased investments in research and development will increase our operating expenses, which may negatively impact our operating results, and we may not achieve the return on these investments that we anticipate, or be able to reduce such expenses in a timely manner if we experience a downturn in sales. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase further. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could be harmed. Many of our competitors have significantly greater resources than we have and are able to invest substantially greater amount into their research and development initiatives than we are, which could harm our ability to innovate and compete. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue, which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances and/or cause us to incur debt or to assume contingent liabilities, which could adversely affect our business.

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

Due to the complexity associated with the calculation of our tax provision, including the effects of the enactment of new tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in a restatement of our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

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

We are subject to the FCPA, the U.K. Bribery Act and various anti-corruption laws of other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA, the U.K. Bribery Act and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all the time or protect us against liability under these laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with individuals who may be considered “foreign officials” under the FCPA or other anti-corruption laws, resulting in an elevated risk of potential violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, including restatements of our financial reports, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation or allegations of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

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

In recent years, there has been an increase in public awareness from regulators, investors and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, the SEC has proposed a new rule that requires public companies to provide detailed reporting of their climate-related risks, emissions, and net-zero transition plans, and many of our customers routinely include stringent environmental and other non-standard compliance requirements in their contracts with us. While we are fully committed to making our business sustainable and keeping our stakeholders engaged by maintaining strong ESG strategies, practices, processes, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives will be deemed sufficiently robust by regulators, our stockholders and other key stakeholders. Furthermore, our compliance efforts, including the collection, assessment and reporting of ESG data, are subject to evolving reporting standards and can be costly, complex and time-consuming. In addition, climate change concerns and the potential associated environmental impact could result in the proposal and passage of additional laws and regulations in various jurisdictions that may affect us, our suppliers and customers. Such laws and regulations could cause us to incur additional compliance costs, and failure to comply with the regulatory standards in a timely manner could result in penalties and fines. These operational, legal, compliance and other risks could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain and maintain protection of certain proprietary technologies used in our products. We pursue patents for some of our new products and unique technologies, and we also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future technologies or products, or to obtain and use information that we regard as proprietary. We intend to continue to protect our proprietary technologies, including through patents. However, there can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S. Our failure to adequately protect our proprietary technologies could materially harm our business.

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling many of our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

From time to time, we are a party to various legal proceedings. If we are not successful in litigation that could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages, including expenses and damages against our customers. If we are found liable for willful patent infringement, damages could be significant. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end users could decide not to use our products, and our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings. Even if resolved favorably, such proceedings can be very expensive and time consuming, and may divert management’s attention from other business operations.

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

The future trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to maintain or increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to meet or exceed our, our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including the global economic downturn and the recent banking crisis;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia;

•	epidemics and pandemics;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

General Risk Factors

Our worldwide operations are subject to health risks, climate crises and other natural disasters, which could have a material adverse effect on our business operations.

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

Our operations and performance could be materially affected by the financial market, economy and geopolitical uncertainties.

Uncertainties with the financial market could harm our business and operating results. Recently, Silicon Valley Bank, Credit Suisse and other banks have experienced failures or near failures that have disrupted the global financial and credit markets. Although we have not been directly affected by such events or developments because we did not have any cash deposited at any of these banks nor did we hold investments that have been exposed to bank failure, these events could have an extensive ripple effect on the economy that would directly or indirectly affect our business. It is also possible that one or more banks in which we do have deposits or to which our investments are exposed, could fail or have financial difficulty in the future, which could harm our business, liquidity and financial condition. Bank failures, the risk of additional bank failures and government actions in connection therewith, have sparked additional global recession fears, and may result in continuing higher interest rates, decreased credit availability and further global macroeconomic decline. This could significantly decrease demand from end users of the products into which our products are incorporated by our customers, which would materially and adversely affect our business, operating results and financial condition. Furthermore, all these factors have increased the difficulties in accurately predicting our future revenue and expenses. We are also unable to predict the timing, strength or duration of any such potential impact.

Furthermore, worldwide political conditions may create uncertainties that could adversely affect our business. The U.S. and other regions where we conduct business have been and may continue to be affected by conflicts that could, among other things, disrupt our supply chain, and impact customer demands and component prices. For example, the U.S. and other countries have imposed economic sanctions and export control measures on Russia due to the conflict in Ukraine. Although such measures have not significantly affected our business or operations, future developments could adversely affect our operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1 (1)	Letter Agreement with Eileen Wynne.
10.2 (2)	Indemnification Agreement with Eileen Wynne.
10.3	Form of Grant Agreement for grants of Performance Stock Units under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 5, 2023
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)