Form 10-Q
period 2023-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2023-08-04
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 47,778,000 shares of the registrant’s common stock issued and outstanding as of July 28, 2023.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$506,959	$288,607
Short-term investments	433,527	449,266
Accounts receivable, net	169,180	182,714
Inventories	427,432	447,290
Other current assets	95,253	42,742
Total current assets	1,632,351	1,410,619
Property and equipment, net	341,911	357,157
Goodwill	6,571	6,571
Deferred tax assets, net	35,755	35,252
Other long-term assets	204,032	249,286
Total assets	$2,220,620	$2,058,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,614	$61,461
Accrued compensation and related benefits	66,817	88,260
Other accrued liabilities	113,410	113,679
Total current liabilities	250,841	263,400
Income tax liabilities	54,032	53,509
Other long-term liabilities	76,658	73,374
Total liabilities	381,531	390,283
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,611 and 47,107, respectively	1,055,130	975,276
Retained earnings	827,356	716,403
Accumulated other comprehensive loss	(43,397)	(23,077)
Total stockholders’ equity	1,839,089	1,668,602
Total liabilities and stockholders’ equity	$2,220,620	$2,058,885

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$441,128	$461,004	$892,193	$838,718
Cost of revenue	193,453	190,043	385,738	348,877
Gross profit	247,675	270,961	506,455	489,841
Operating expenses:
Research and development	63,688	57,131	127,397	111,234
Selling, general and administrative	71,662	71,942	142,457	140,585
Total operating expenses	135,350	129,073	269,854	251,819
Operating income	112,325	141,888	236,601	238,022
Other income (expense), net	6,543	(5,092)	11,840	(5,726)
Income before income taxes	118,868	136,796	248,441	232,296
Income tax expense	19,364	22,117	39,135	38,051
Net income	$99,504	$114,679	$209,306	$194,245

Net income per share:
Basic	$2.10	$2.46	$4.42	$4.17
Diluted	$2.04	$2.37	$4.30	$4.02
Weighted-average shares outstanding:
Basic	47,489	46,675	47,361	46,550
Diluted	48,756	48,286	48,705	48,268

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$99,504	$114,679	$209,306	$194,245
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(26,180)	(23,585)	(23,261)	(23,763)
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $158, $170, $469 and $735, respectively	728	(1,403)	2,941	(6,803)
Other comprehensive loss, net of tax:	(25,452)	(24,988)	(20,320)	(30,566)
Comprehensive income	$74,052	$89,691	$188,986	$163,679

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2023	47,411	$1,017,131	$777,075	$(17,945)	$1,776,261
Net income	-	-	99,504	-	99,504
Other comprehensive loss	-	-	-	(25,452)	(25,452)
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,223)	-	(49,223)
Common stock issued under the employee equity incentive plan	200	4	-	-	4
Stock-based compensation expense	-	37,995	-	-	37,995
Balance as of June 30, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of April 1, 2022	46,625	$847,966	$467,844	$10,302	$1,326,112
Net income	-	-	114,679	-	114,679
Other comprehensive loss	-	-	-	(24,988)	(24,988)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,603)	-	(36,603)
Common stock issued under the employee equity incentive plan	162	1,013	-	-	1,013
Stock-based compensation expense	-	42,909	-	-	42,909
Balance as of June 30, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	209,306	-	209,306
Other comprehensive loss	-	-	-	(20,320)	(20,320)
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(98,353)	-	(98,353)
Common stock issued under the employee equity incentive plan	495	1,114	-	-	1,114
Common stock issued under the employee stock purchase plan	9	3,737	-	-	3,737
Stock-based compensation expense	-	75,003	-	-	75,003
Balance as of June 30, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	194,245	-	194,245
Other comprehensive loss	-	-	-	(30,566)	(30,566)
Dividends and dividend equivalents declared ($1.50 per share)	-	-	(73,204)	-	(73,204)
Common stock issued under the employee equity incentive plan	524	3,331	-	-	3,331
Common stock issued under the employee stock purchase plan	7	2,786	-	-	2,786
Stock-based compensation expense	-	82,545	-	-	82,545
Balance as of June 30, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$209,306	$194,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,940	18,690
Amortization of premium on available-for-sale securities	56	2,580
(Gain) loss on deferred compensation plan investments	(5,022)	7,277
Gain on sales of equity investment	(1,424)	-
Deferred taxes, net	(984)	(1,383)
Stock-based compensation expense	75,001	82,726
Changes in operating assets and liabilities:
Accounts receivable	13,544	(20,710)
Inventories	19,847	(100,434)
Other assets	(4,881)	51
Accounts payable	12,653	6,138
Accrued compensation and related benefits	(20,613)	24,526
Income tax liabilities	(14,802)	(1,751)
Other accrued liabilities	6,371	701
Net cash provided by operating activities	308,992	212,656
Cash flows from investing activities:
Purchases of property and equipment	(16,681)	(38,721)
Purchases of investments	(211,407)	(18,328)
Maturities and sales of investments	232,206	65,993
Contributions to deferred compensation plan, net	(3,855)	(2,275)
Net cash provided by investing activities	263	6,669
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,192)	(1,190)
Proceeds from common stock issued under the employee equity incentive plan	1,114	3,331
Proceeds from common stock issued under the employee stock purchase plan	3,737	2,786
Dividends and dividend equivalents paid	(85,863)	(65,294)
Net cash used in financing activities	(82,204)	(60,367)
Effect of change in exchange rates	(8,696)	(5,362)
Net increase in cash, cash equivalents and restricted cash	218,355	153,596
Cash, cash equivalents and restricted cash, beginning of period	288,729	189,389
Cash, cash equivalents and restricted cash, end of period	$507,084	$342,985
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$58,216	$41,137
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,586	$2,968
Liability accrued for dividends and dividend equivalents	$51,037	$38,260

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 99% of the Company’s total revenue for both the three and six months ended June 30, 2023, and 98% of the Company’s total revenue for both the three and six months ended June 30, 2022. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended June 30, 2023 and 2022, 80% and 85% of the Company’s product sales were made through distribution arrangements, respectively. For the six months ended June 30, 2023 and 2022, 80% and 84% of the Company’s product sales were made through distribution arrangements, respectively. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed by both parties. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Under certain consignment agreements, revenue is not recognized when the products are shipped and delivered to be held at customers’ designated locations because the Company continues to control the products and retain ownership, and the customers do not have an unconditional obligation to pay. The Company recognizes revenue when the customers consume the products from the consigned inventory locations, at which time control transfers to the customers and the Company invoices them for payment.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2023 and December 31, 2022, accounts receivable totaled $169.2 million and $182.7 million, respectively. The Company’s accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payments prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of June 30, 2023 and December 31, 2022, customer prepayments totaled $2.7 million and $3.6 million, respectively. The decrease in the customer prepayment balance for the six months ended June 30, 2023 resulted from a decrease in unfulfilled customer orders for which the Company had received payments. For the six months ended June 30, 2023, the Company recognized substantially all of the revenue that was included in the customer prepayment balance as of December 31, 2022.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014, and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020, and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on June 11, 2030. As of June 30, 2023, 4.2 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,150	$1,198	$2,297	$2,505
Research and development	9,313	9,187	17,927	17,588
Selling, general and administrative	27,529	32,530	54,777	62,633
Total stock-based compensation expense	$37,992	$42,915	$75,001	$82,726
Tax benefit related to stock-based compensation (1)	$663	$652	$1,086	$1,225

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

	Time-Based RSUs		PSUs and MPSUs		MSUs		Total
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	106	$327.13	748	$275.70	1,805	$126.57	2,659	$176.50
Granted	38	$467.77	230 (1)	$449.23	-	$-	268	$450.48
Vested	(35)	$277.81	(298)	$294.82	(162)	$23.57	(495)	$204.90
Forfeited	(3)	$365.67	(2)	$287.76	(5)	$139.15	(10)	$236.17
Outstanding at June 30, 2023	106	$392.85	678	$327.00	1,638	$136.72	2,422	$201.23

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $98.1 million and $64.0 million for the three months ended June 30, 2023 and 2022, respectively. The intrinsic value related to vested RSUs was $239.7 million and $215.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total intrinsic value of all outstanding RSUs was $1.3 billion, based on the closing stock price of $540.23. As of June 30, 2023, unamortized compensation expense related to all outstanding RSUs was $269.9 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $1.1 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively.

Time-Based RSUs:

For the six months ended June 30, 2023, the Compensation Committee granted 38,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2023 PSUs:

In February 2023, the Compensation Committee granted 69,000 PSUs to the executive officers, which represent a target number of shares that can be earned based on the degree of achievement of two sets of performance goals (“2023 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2023 Executive PSUs based on the achievement of the Company’s average three-year (2023 through 2025) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to an additional 200% of the target number of the 2023 Executive PSUs if the Company secures additional manufacturing capacity outside of Mainland China during a three-year performance period. For both goals, a percentage of the 2023 Executive PSUs will fully vest on December 31, 2025, depending on the degree to which the pre-determined goals are met during the performance periods. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2023 Executive PSUs is $156.2 million.

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

2004 Employee Stock Purchase Plan (the “2004 ESPP”)

No shares were issued under the 2004 ESPP for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, 9,000 and 7,000 shares were issued under the 2004 ESPP, respectively. As of June 30, 2023, 4.5 million shares were available for future issuance under the 2004 ESPP.

The intrinsic value of the shares issued was $0.7 million for both the six months ended June 30, 2023 and 2022. As of June 30, 2023, the unamortized expense was $0.4 million, which will be recognized through the third quarter of 2023. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	55.8%	38.1%
Risk-free interest rate	5.0%	0.7%
Dividend yield	0.8%	0.6%

Cash proceeds from the shares issued under the 2004 ESPP were $3.7 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$126,606	$126,760
Work in process	106,455	134,071
Finished goods	194,371	186,459
Total	$427,432	$447,290

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid wafer purchase	$50,000	$-
RSU tax withholding proceeds receivable	17,767	14,480
Prepaid expenses	15,444	11,045
Accrued interest receivable	4,421	8,752
Other	7,621	8,465
Total	$95,253	$42,742

Prepaid wafer purchase of $50.0 million relates to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid wafer purchase	$120,000	$170,000
Deferred compensation plan assets	71,900	63,022
Other	12,132	16,264
Total	$204,032	$249,286

Prepaid wafer purchase relates to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Dividends and dividend equivalents	$59,553	$42,170
Warranty	17,654	24,082
Stock rotation and sales returns	19,444	14,931
Income tax payable	252	15,595
Other	16,507	16,901
Total	$113,410	$113,679

As of June 30, 2023, stock rotation and sales returns included a $17.2 million stock rotation reserve, compared with a $14.3 million reserve as of December 31, 2022. The change in the reserve is affected by the timing of returns and the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Deferred compensation plan liabilities	$70,071	$64,863
Dividend equivalents	1,953	6,847
Other	4,634	1,664
Total	$76,658	$73,374

5. LEASES

Lessee

The Company has operating leases primarily for administrative, sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than one year to eight years. Some of these leases include options to renew the lease term for up to two years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		June 30,	December 31,
	Financial Statement Line Item	2023	2022
Operating lease ROU assets	Other long-term assets	$7,167	$4,288

Operating lease liabilities	Other accrued liabilities	$1,947	$2,133
	Other long-term liabilities	$4,634	$1,664

The following tables summarize certain information related to the leases (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$759	$676	$1,475	$1,405
Other	554	438	1,092	805
Total lease costs	$1,313	$1,114	$2,567	$2,210

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$774	$533	$1,638	$1,466
ROU assets obtained in exchange for new operating lease liabilities	$290	$48	$4,835	$1,058

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	5.1	2.1
Weighted-average discount rate	3.6%	2.1%

As of June 30, 2023, the maturities of the lease liabilities were as follows (in thousands):

2023 (remaining six months)	$1,098
2024	1,746
2025	1,157
2026	863
2027	871
Thereafter	1,432
Total remaining lease payments	7,167
Less: imputed interest	(586)
Total lease liabilities	$6,581

As of June 30, 2023, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to three years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended June 30, 2023 and 2022, income related to lease payments was $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, income related to lease payments was $0.8 million and $1.1 million, respectively. As of June 30, 2023, future income related to lease payments was as follows (in thousands):

2023 (remaining six months)	$679
2024	612
2025	107
2026	20
Total	$1,418

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into shares of common stock, and calculated using the treasury stock method. Contingently issuable shares, including equity awards with performance conditions or market conditions, are considered outstanding shares of common stock and included in the basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in the diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$99,504	$114,679	$209,306	$194,245

Denominator:
Weighted-average outstanding shares - basic	47,489	46,675	47,361	46,550
Effect of dilutive securities	1,267	1,611	1,344	1,718
Weighted-average outstanding shares - diluted	48,756	48,286	48,705	48,268

Net income per share:
Basic	$2.10	$2.46	$4.42	$4.17
Diluted	$2.04	$2.37	$4.30	$4.02

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
Distributor A	22%	24%	21%	24%
Distributor B	20%	18%	21%	18%
Distributor C	11%	11%	10%	11%

The Company’s agreements with these third-party customers were made in the ordinary course of business and may be terminated with or without cause by these customers with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of the distributors were terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a short period following any termination of the agreement with a distributor.

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	June 30,	December 31,
Customer	2023	2022
Distributor A	27%	29%
Distributor B	22%	23%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2023	2022	2023	2022
China	$216,172	$249,778	$441,224	$455,858
Taiwan	70,212	69,668	119,045	126,105
South Korea	40,669	43,046	86,349	83,418
Europe	36,348	31,179	79,451	56,394
United States	27,571	23,973	58,588	37,419
Japan	28,288	22,136	59,103	41,291
Southeast Asia	21,708	21,114	48,140	38,002
Other	160	110	293	231
Total	$441,128	$461,004	$892,193	$838,718

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2023	2022	2023	2022
Direct Current (“DC”) to DC	$418,175	$442,250	$843,356	$801,099
Lighting Control	22,953	18,754	48,837	37,619
Total	$441,128	$461,004	$892,193	$838,718

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30,	December 31,
Country	2023	2022
China	$184,186	$200,508
United States	116,816	113,996
Taiwan	19,093	20,074
Other	21,816	22,579
Total	$341,911	$357,157

8. COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are mainly based on a specific assessment when a customer asserts a claim for warranty or a product defect.

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$19,726	$23,833	$24,082	$20,989
Warranties issued	580	475	942	475
Repairs, replacements and refunds	(1,581)	(139)	(2,253)	(1,519)
Changes in liability for pre-existing warranties	(1,071)	1,040	(5,117)	5,264
Balance at end of period	$17,654	$25,209	$17,654	$25,209

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of June 30, 2023 were as follows (in thousands):

2023 (remaining six months)	$160,296
2024	297,556
2025	293,702
Total	$751,554

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of June 30, 2023, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30,	December 31,
	2023	2022
Cash	$459,145	$273,145
Money market funds	47,814	15,462
Certificates of deposit	124,043	130,467
Corporate debt securities	183,695	292,586
Commercial paper	11,376	17,928
U.S. treasuries and government agency bonds	114,413	8,285
Auction-rate securities backed by student-loan notes	649	1,711
Total	$941,135	$739,584

	June 30,	December 31,
	2023	2022
Reported as:
Cash and cash equivalents	$506,959	$288,607
Short-term investments	433,527	449,266
Investment within other long-term assets	649	1,711
Total	$941,135	$739,584

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2023 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$250,915	$248,256
Due in 1 - 5 years	187,435	185,271
Due in greater than 5 years	650	649
Total	$439,000	$434,176

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$47,814	$-	$-	$47,814
Certificates of deposit	124,043	-	-	124,043
Corporate debt securities	187,961	1	(4,267)	183,695
Commercial paper	11,376	-	-	11,376
U.S. treasuries and government agency bonds	114,970	11	(568)	114,413
Auction-rate securities backed by student-loan notes	650	-	(1)	649
Total	$486,814	$12	$(4,836)	$481,990

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,462	$-	$-	$15,462
Certificates of deposit	130,467	-	-	130,467
Corporate debt securities	300,529	18	(7,961)	292,586
Commercial paper	17,928	-	-	17,928
U.S. treasuries and government agency bonds	8,487	-	(202)	8,285
Auction-rate securities backed by student-loan notes	1,770	-	(59)	1,711
Total	$474,643	$18	$(8,222)	$466,439

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$30,126	$(103)	$151,567	$(4,164)	$181,693	$(4,267)
U.S. treasuries and government agency bonds	106,771	(530)	3,461	(38)	110,232	(568)
Auction-rate securities backed by student-loan notes	-	-	649	(1)	649	(1)
Total	$136,897	$(633)	$155,677	$(4,203)	$292,574	$(4,836)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$72,943	$(973)	$202,074	$(6,988)	$275,017	$(7,961)
U.S. treasuries and government agency bonds	987	(2)	7,298	(200)	8,285	(202)
Auction-rate securities backed by student-loan notes	-	-	1,711	(59)	1,711	(59)
Total	$73,930	$(975)	$211,083	$(7,247)	$285,013	$(8,222)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2023 and December 31, 2022, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Non-Marketable Equity Investment

In November 2020, the Company made an equity investment in a privately held Swiss company (the “Investee”) that was accounted for under the measurement alternative. In April 2022, the Company made an additional investment in the form of a convertible loan. One member of the Company’s Board of Directors is an executive officer of a company that has a commercial relationship with the Investee. In addition, the Company’s Chief Executive Officer had a personal investment in the Investee and was on the Investee’s board of directors. In May 2023, the Company sold all its investments in the Investee for $7.4 million and recorded a gain of $1.4 million, which was included as a component of other income (expense), net, in the Condensed Consolidated Statements of Operations.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$506,959	$288,607
Restricted cash included in other long-term assets	125	122
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$507,084	$288,729

As of June 30, 2023 and December 31, 2022, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$47,814	$47,814	$-	$-
Certificates of deposit	124,043	-	124,043	-
Corporate debt securities	183,695	-	183,695	-
Commercial paper	11,376	-	11,376
U.S. treasuries and government agency bonds	114,413	-	114,413	-
Auction-rate securities backed by student-loan notes	649	-	-	649
Mutual funds and money market funds under deferred compensation plan	49,578	49,578	-	-
Total	$531,568	$97,392	$433,527	$649

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$15,462	$15,462	$-	$-
Certificates of deposit	130,467	-	130,467	-
Corporate debt securities	292,586	-	292,586	-
Commercial paper	17,928	-	17,928	-
U.S. treasuries and government agency bonds	8,285	-	8,285	-
Auction-rate securities backed by student-loan notes	1,711	-	-	1,711
Mutual funds and money market funds under deferred compensation plan	43,933	43,933	-	-
Total	$510,372	$59,395	$449,266	$1,711

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2023	2022
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$22,322	$19,089
Fair value of mutual funds and money market funds	49,578	43,933
Total	$71,900	$63,022

Deferred compensation plan assets reported in:
Other long-term assets	$71,900	$63,022

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$4,192	$118
Other long-term liabilities	70,071	64,863
Total	$74,263	$64,981

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$5,965	$3,333	$10,773	$6,794
Amortization of discount (premium) on available-for-sale securities	204	(1,232)	(56)	(2,580)
Gain (loss) on deferred compensation plan investments	2,488	(5,085)	5,022	(7,277)
Charitable contributions	(3,800)	(2,500)	(5,800)	(3,000)
Gain on sales of equity investments	1,424	-	1,424	-
Other	262	392	477	337
Total	$6,543	$(5,092)	$11,840	$(5,726)

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2023 was $19.4 million, or 16.3% of pre-tax income. The income tax expense for the six months ended June 30, 2023 was $39.1 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

The income tax expense for the three months ended June 30, 2022 was $22.1 million, or 16.2% of pre-tax income. The income tax expense for the six months ended June 30, 2022 was $38.1 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act of 2022 (the “CHIPS Act”) to provide certain financial and tax incentives to the semiconductor industry, primarily for manufacturing activities within the United States. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. The IRA, among other things, introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations, and imposes a 1% surcharge on stock repurchases. This excise tax was effective January 1, 2023. The Company does not believe the CHIPS Act or the IRA had a material impact on the Company’s income tax provisions, results of operations or financial condition for the three and six months ended June 30, 2023.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2023	$(7,727)	$(15,350)	$(23,077)
Other comprehensive income before reclassifications	2,524	2,919	5,443
Tax effect	(311)	-	(311)
Net current period other comprehensive income	2,213	2,919	5,132
Balance as of March 31, 2023	(5,514)	(12,431)	(17,945)
Other comprehensive loss before reclassifications	886	(26,180)	(25,294)
Tax effect	(158)	-	(158)
Net current period other comprehensive loss	728	(26,180)	(25,452)
Balance as of June 30, 2023	$(4,786)	$(38,611)	$(43,397)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend declared per share	$1.00	$0.75	$2.00	$1.50
Total amount	$47,530	$35,029	$94,860	$69,937

As of June 30, 2023 and December 31, 2022, accrued dividends totaled $47.5 million and $35.3 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of June 30, 2023 and December 31, 2022, accrued dividend equivalents totaled $14.0 million and $13.8 million, respectively.

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

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the ongoing banking crisis, the global economic downturn and the Russia-Ukraine conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 85% and 88% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 84% and 89% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.

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

Macroeconomic Conditions and Recent Regulations

The semiconductor industry has been facing a number of macro-economic challenges including reduced consumer spending on nonessential goods, fluctuations in demand for semiconductors, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of changing macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

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

We require all new employees to attend an IT security training orientation. In addition, on a regular basis, our IT team updates training materials related to our policies and procedures and shares news and articles related to cybersecurity awareness, both of which are stored on our intranet and available to all employees. For example, we continue to provide guidelines and training to employees related to the proper usage of generative artificial intelligence (“AI”) applications for work purposes.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percentages)
Revenue	$441,128	100.0%	$461,004	100.0%	$892,193	100.0%	$838,718	100.0%
Cost of revenue	193,453	43.9	190,043	41.2	385,738	43.2	348,877	41.6
Gross profit	247,675	56.1	270,961	58.8	506,455	56.8	489,841	58.4
Operating expenses:
Research and development	63,688	14.4	57,131	12.4	127,397	14.3	111,234	13.3
Selling, general and administrative	71,662	16.2	71,942	15.6	142,457	16.0	140,585	16.7
Total operating expenses	135,350	30.6	129,073	28.0	269,854	30.3	251,819	30.0
Operating income	112,325	25.5	141,888	30.8	236,601	26.5	238,022	28.4
Other income (expense), net	6,543	1.5	(5,092)	(1.1)	11,840	1.3	(5,726)	(0.7)
Income before income taxes	118,868	27.0	136,796	29.7	248,441	27.8	232,296	27.7
Income tax expense	19,364	4.4	22,117	4.8	39,135	4.3	38,051	4.5
Net income	$99,504	22.6%	$114,679	24.9%	$209,306	23.5%	$194,245	23.2%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,				Six Months Ended June 30,
End Market	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
	(in thousands, except percentages)
Storage and Computing	$124,543	28.2%	$122,288	26.5%	$244,365	27.4%	$218,874	26.1%
Enterprise Data	47,982	10.9	65,199	14.2	95,145	10.7	107,708	12.8
Automotive	104,394	23.6	61,019	13.2	209,736	23.5	115,565	13.8
Industrial	49,729	11.3	55,865	12.1	97,198	10.9	104,403	12.5
Communications	49,293	11.2	59,299	12.9	117,199	13.1	114,873	13.7
Consumer	65,187	14.8	97,334	21.1	128,550	14.4	177,295	21.1
Total	$441,128	100.0%	$461,004	100.0%	$892,193	100.0%	$838,718	100.0%

Revenue for the three months ended June 30, 2023 was $441.1 million, a decrease of $19.9 million, or 4.3%, from $461.0 million for the three months ended June 30, 2022. The decrease in revenue was primarily due to lower shipment volume, which was partially offset by higher average selling prices resulting primarily from product mix.

For the three months ended June 30, 2023, revenue from the storage and computing market increased $2.3 million, or 1.8%, from the same period in 2022. This increase was primarily due to higher sales of storage and graphic card applications, partially offset by lower sales of commercial notebooks. Revenue from the enterprise data market decreased $17.2 million, or 26.4%, from the same period in 2022. This decrease was primarily due to lower demand for our cloud-based CPU server applications, partially offset by initial shipments of new generative AI applications. Revenue from the automotive market increased $43.4 million, or 71.1%, from the same period in 2022. This increase was broad-based and included higher sales of our highly integrated solutions for advanced driver assistance systems, digital cockpits, USB connectors and lighting applications. Revenue from the industrial market decreased $6.1 million, or 11.0%, from the same period in 2022. This decrease was mainly driven by lower sales of power sources, security and other industrial equipment, partially offset by higher sales in industrial meter applications. Revenue from the communications market decreased $10.0 million, or 16.9%, from the same period in 2022. This decrease was broad-based and driven by lower demand. Revenue from the consumer market decreased $32.1 million, or 33.0%, from the same period in 2022. This decrease was broad-based and primarily driven by lower sales of products for home appliances and gaming.

Revenue for the six months ended June 30, 2023 was $892.2 million, an increase of $53.5 million, or 6.4%, from $838.7 million for the six months ended June 30, 2022. The increase in revenue was primarily due to increases in the average selling prices resulting primarily from product mix, which was partially offset by lower shipment volume.

For the six months ended June 30, 2023, revenue from the storage and computing market increased $25.5 million, or 11.6%, from the same period in 2022. This increase was primarily due to higher sales of storage and graphic card applications. Revenue from the enterprise data market decreased $12.6 million, or 11.7%, from the same period in 2022. This decrease was primarily due to lower demand for our cloud-based CPU server applications, partially offset by initial shipments of new generative AI applications. Revenue from the automotive market increased $94.2 million, or 81.5%, from the same period in 2022. This increase was broad-based and included higher sales of our highly integrated solutions for advanced driver assistance systems, digital cockpits, USB connectors and lighting applications. Revenue from the industrial market decreased $7.2 million, or 6.9%, from the same period in 2022. This decrease was mainly driven by lower sales of power sources, security and other industrial equipment, partially offset by higher sales in industrial meter applications. Revenue from the communications market increased $2.3 million, or 2.0%, from the same period in 2022. This increase primarily reflected higher revenue related to wireless applications. Revenue from the consumer market decreased $48.7 million, or 27.5%, from the same period in 2022. This decrease was broad-based and primarily driven by lower sales of products for gaming, home appliances and mobile devices.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Cost of revenue	$193,453	$190,043	$385,738	$348,877
As a percentage of revenue	43.9%	41.2%	43.2%	41.6%
Gross profit	$247,675	$270,961	$506,455	$489,841
Gross margin	56.1%	58.8%	56.8%	58.4%

Cost of revenue was $193.5 million, or 43.9% of revenue, for the three months ended June 30, 2023, and $190.0 million, or 41.2% of revenue, for the three months ended June 30, 2022. The $3.5 million increase in cost of revenue was primarily driven by product mix and higher manufacturing overhead costs, which were partially offset by lower shipment volume and lower inventory write-downs and warranty expenses.

Gross margin was 56.1% for the three months ended June 30, 2023, compared with 58.8% for the three months ended June 30, 2022. The decrease in gross margin was mainly driven by higher manufacturing overhead costs, which was partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

Cost of revenue was $385.7 million, or 43.2% of revenue, for the six months ended June 30, 2023, and $348.9 million, or 41.6% of revenue, for the six months ended June 30, 2022. The $36.8 million increase in cost of revenue was primarily driven by product mix and higher manufacturing overhead costs, which were partially offset by lower shipment volume and lower warranty expenses and inventory write-downs.

Gross margin was 56.8% for the six months ended June 30, 2023, compared with 58.4% for the six months ended June 30, 2022. The decrease in gross margin was mainly driven by product mix and higher manufacturing overhead costs, which was partially offset by lower warranty expenses and inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
R&D expenses	$63,688	$57,131	$127,397	$111,234
As a percentage of revenue	14.4%	12.4%	14.3%	13.3%

R&D expenses were $63.7 million, or 14.4% of revenue, for the three months ended June 30, 2023, and $57.1 million, or 12.4% of revenue, for the three months ended June 30, 2022. The $6.6 million increase in R&D expenses was primarily due to a $7.2 million increase in new product development expenses and a $3.0 million increase in expenses related to the changes in the value of deferred compensation plan liabilities, partially offset by a decrease of $3.8 million in cash compensation expenses, which include salary, benefits and bonuses.

R&D expenses were $127.4 million, or 14.3% of revenue, for the six months ended June 30, 2023, and $111.2 million, or 13.3% of revenue, for the six months ended June 30, 2022. The $16.2 million increase in R&D expenses was primarily due to a $13.9 million increase in new product development expenses, and a $4.7 million increase in expenses related to the changes in the value of deferred compensation plan liabilities, partially offset by a decrease of $3.0 million in cash compensation expenses, which include salary, benefits and bonuses.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include salary and benefit expenses, bonuses, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and litigation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
SG&A expenses	$71,662	$71,942	$142,457	$140,585
As a percentage of revenue	16.2%	15.6%	16.0%	16.7%

SG&A expenses were $71.7 million, or 16.2% of revenue, for the three months ended June 30, 2023, and $71.9 million, or 15.6% of revenue, for the three months ended June 30, 2022.

SG&A expenses were $142.5 million, or 16.0% of revenue, for the six months ended June 30, 2023, and $140.6 million, or 16.7% of revenue, for the six months ended June 30, 2022. The $1.9 million increase in SG&A expenses was driven by an increase of $2.9 million in litigation expenses and $4.2 million in other miscellaneous expenses, partially offset by a decrease of $4.1 million in compensation related expenses and $1.2 million in sales commissions.

Other Income (Expense), Net

Other income, net, was $6.5 million for the three months ended June 30, 2023, compared with other expense, net, of $5.1 million for the three months ended June 30, 2022. The increase in other income was primarily due to an increase of $7.6 million in income related to changes in the value of the deferred compensation plan investments and an increase of $4.1 million in net interest income.

Other income, net, was $11.8 million for the six months ended June 30, 2023, compared with other expense, net, of $5.7 million for the six months ended June 30, 2022. The increase in other income was primarily due to an increase of $12.3 million in income related to changes in the value of the deferred compensation plan investments and an increase of $6.5 million in net interest income, partially offset by an increase of $2.8 million in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2023 was $19.4 million, or 16.3% of pre-tax income. The income tax expense for the six months ended June 30, 2023 was $39.1 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

The income tax expense for the three months ended June 30, 2022 was $22.1 million, or 16.2% of pre-tax income. The income tax expense for the six months ended June 30, 2022 was $38.1 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

In August 2022, the CHIPS Act and the IRA were enacted and signed into law, neither of which had a material impact on our income tax provisions, results of operations or financial condition for the three and six months ended June 30, 2023. See Note 13 for further details.

Liquidity and Capital Resources

	June 30,	December 31,
	2023	2022
	(in thousands, except percentages)
Cash and cash equivalents	$506,959	$288,607
Short-term investments	433,527	449,266
Total cash, cash equivalents and short-term investments	$940,486	$737,873
Percentage of total assets	42.4%	35.8%

Total current assets	$1,632,351	$1,410,619
Total current liabilities	(250,841)	(263,400)
Working capital	$1,381,510	$1,147,219

As of June 30, 2023, we had cash and cash equivalents of $507.0 million and short-term investments of $433.5 million, compared with cash and cash equivalents of $288.6 million and short-term investments of $449.3 million as of December 31, 2022. As of June 30, 2023, $450.8 million of cash and cash equivalents and $324.2 million of short-term investments were held by our international subsidiaries. We have repatriated and may continue to repatriate cash from our Bermuda subsidiary with minimal tax impact to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$308,992	$212,656
Net cash provided by investing activities	263	6,669
Net cash used in financing activities	(82,204)	(60,367)
Effect of change in exchange rates	(8,696)	(5,362)
Net increase in cash, cash equivalents and restricted cash	$218,355	$153,596

For the six months ended June 30, 2023, the $96.7 million increase in cash provided by operating activities compared to the prior period was primarily due to increased accounts receivable collections.

For the six months ended June 30, 2023, the $6.4 million increase in cash used in investing activities compared to the prior period was primarily due to an increase of $193.1 million in purchases of investments, partially offset by an increase of $166.2 million in sales of investments and a decrease of $22.0 million in capital expenditures.

For the six months ended June 30, 2023, the $21.8 million increase in cash used in financing activities compared to the prior period was primarily due to an increase of $20.6 million in dividend and dividend equivalent payments.

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

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $940.5 million as of June 30, 2023, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

As of June 30, 2023, total estimated future unconditional purchase commitments to all suppliers and other parties were $751.6 million, of which $357.4 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2023, the remaining liability totaled $11.1 million, of which $4.9 million was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of June 30, 2023, these obligations totaled $6.6 million, of which $1.9 million was classified as short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of June 30, 2023, accrued dividends totaled $47.5 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2023, these obligations totaled $72.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and six months ended June 30, 2023, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2022.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2023, there were no material pending legal proceedings to which we were a party.

Item 1A. Risk Factors

Our business involves numerous risks and uncertainties, including but not limited to the material risks described below. This section should be read in conjunction with all of the other information in this Quarterly Report on Form 10-Q and our other filings with the SEC. If any of these risks materialize from time to time, then our business, reputation, financial condition, operating results, and growth prospects could be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks, trends and uncertainties may arise that could also harm our business, reputation, financial condition, operating results, and growth prospects.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past, and could fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

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

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi;

•	our reliance on key suppliers in China, which may expose us to political, cultural, regulatory, economic, foreign currency, operational and capacity shortage risks;

•	our ability to experience growth rates comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors and value-added resellers, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	risks associated with financial reporting, including the impact of new tax laws on our tax provision and tax planning;

•

our failure to comply with various governmental laws and regulations, including those related to environmental, social and governance (“ESG”) initiatives or our failure to meet our own ESG goals and targets;

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three months ended June 30, 2023, 85% of our revenue was from customers in Asia. For the six months ended June 30, 2023, 84% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slowing growth, recession, stagflation, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, currency fluctuations, higher unemployment, labor shortages, lower capital expenditures by businesses, and lower consumer confidence and spending, have in the past, and could in the future, have a material adverse effect on logistics, demand for our products, and our product and operational costs. For example, for several consecutive quarters, some of our customers have cancelled, decreased or delayed their existing and future orders with us, which harms our business and financial results and makes our forecasting much more difficult. In addition, volatility in the credit markets could severely diminish our direct and indirect customers’ liquidity and capital availability, which could materially harm our business.

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

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our operating results and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur nor persist in the future, that they will not be protracted, or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as earthquakes, flooding, severe heatwaves or droughts, which could result in prolonged power shortages or water restrictions in our facilities;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other operational costs.

If we are unable to maintain our facilities in China at full operational status with qualified workers, appropriate manufacturing controls and reasonable cost levels, we may incur higher costs than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be materially and adversely affected.

We and our manufacturing partners and suppliers are subject to extensive Chinese government regulations, and the benefit of various incentives from Chinese governments that we and our manufacturing partners and suppliers receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.

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

Any additional regulations or the amendment of previously implemented regulations could require us and our manufacturing partners and suppliers to change our business plans, increase our costs, or limit our ability to sell products and conduct business activities in China, which could materially and adversely affect our business and operating results.

The Chinese government and provincial and local governments have also provided, and may continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include cash awards, tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners, suppliers and us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time, which could materially and adversely affect our business and operating results.

Uncertainties with respect to China’s legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China could materially and adversely affect our operations.

China’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since China’s legal system continues to rapidly evolve, the interpretations and enforcement of these laws and regulations are not always uniform and involve uncertainties. In addition, any new or amended laws and regulations related to, among other things, foreign investments and manufacturing could have a material adverse effect on our business and our ability to operate business in China.

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

Furthermore, China’s legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effects. As a result, we may not be aware of our violation of any of these policies and rules until some time after the violation may have occurred. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations and proceed with our future business plans in China.

We are subject to export laws, trade policies and restrictions including international tariffs that could materially and adversely affect our business and results of operations.

We are subject to U.S. laws and regulations that could limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other individuals, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export controls and economic sanctions may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could in the future, which would materially and adversely affect our business and results of operations. We maintain an export compliance program but there are risks that our compliance controls could be circumvented, exposing us to legal liabilities, sanctions and restrictions on our business. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the past, they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit or restrict the export of some of our products and services to our customers would materially harm our business and may also encourage our customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods that have taken effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition, as well as our business and financial results. If these tariffs continue or additional tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

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

In addition, the Chinese government has promulgated new regulations impacting economic and political stability within Hong Kong where many of our customers are located. Due to the sensitive political climate these regulations created, there are increasing risks that this China’s national security law may trigger sanctions or other forms of restrictions by foreign governments including the U.S., which could affect companies conducting business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of the national security law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Fluctuations in the value of the U.S. Dollar relative to other foreign currencies, including the Renminbi, may adversely affect our results of operations.

Several of our manufacturing and other suppliers are and will continue to be primarily located in China for the foreseeable future. In connection with the global economic downturn, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our financial results and operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively and materially impact our business and results of operations.

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

A significant portion of our manufacturing capacity comes from suppliers in China, which exposes us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

A significant portion of our manufacturing, assembly and packaging capacity comes from key suppliers located in China. As a result, we are subject to significant political, regulatory, economic, foreign exchange, and operational risks due to this geographic concentration in our business. Although our management has established long-term strategy to diversify capacity in jurisdictions outside of China, there is no guarantee that we will be able to identify, qualify and engage additional foundry partners and assembly and packaging suppliers in other jurisdictions in order to mitigate these risks, or that the quality, price or terms of such production will be sufficient, or acceptable to us, any of which could negatively and materially harm our business and results of operations.

Risks Associated with Product Demand and Sales

We may not experience growth rates comparable to past years.

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates, or a decline in revenue compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, reduced global electronics demand, a deterioration in market conditions including as a result of the global economic downturn, end-customer market downturn, market acceptance and penetration of our current and future products, and litigation. A material decrease in our growth rates, or a decline in revenue could adversely affect our stock price and results of operations.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the storage and computing, enterprise data, automotive and consumer markets will continue to account for the majority of our revenue. If we are not able to accurately predict new end markets to serve or if the demand for our products continues to decline in certain of our current major end markets, our revenue would continue to decrease compared to prior year periods and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are also subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. All of these factors continue to be exacerbated by the adverse effects of macroeconomic factors, including inflation, increased interest rates, supply chain disruptions, decreased economic output, fluctuations in currency rates and the Russia-Ukraine conflict. If our customers, including distributors, reduce their orders from us, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly or decline on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue, result in inventory write offs, and adversely affect our financial condition and results of operations.

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

Our customers generally establish demanding specifications for quality, performance, energy efficiency and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereto, or changes in the materials used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience a loss of customers and/or a decrease in revenue, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

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

In recent years, there has been a trend toward semiconductor industry consolidation. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source suppliers of multiple products for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, financial condition and results of operations.

We compete against many companies with substantially greater financial and other resources, and our market share may be reduced if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit application engineers and design talent, our ability to introduce new products, and our ability to maintain the rate at which we introduce these new products. We compete with domestic and foreign semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products, and, in some cases, may have a broader number of product offerings that enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with many manufacturers of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot guarantee that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market, which would materially and adversely affect our results of operations and our financial condition.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the U.S. enacted the CHIPS Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we do not believe we will be eligible for such investments from the U.S. government. Many of our competitors will benefit from the investments, which will help increase their production capacities, shorten their lead times and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

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

Certain software we use is from open-source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

We use open-source software in connection with certain of our products and services, and we intend to continue to use open-source software in the future. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their products or services or alleging that these companies have violated the terms of an open-source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or alleging that we have violated the terms of an open-source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open-source software in certain circumstances, we could, under certain open-source licenses, be required to publicly release the source code of our proprietary software solutions, which could harm our business and ability to compete. If we inappropriately use open-source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions, which could increase our costs, harm our ability to compete and have a material adverse effect on our business, operating results and financial condition. There is also a risk that open-source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

System security risks, data protection or privacy breaches, cyberattacks, systems integration issues and unauthorized use of AI tools could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Experienced hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. As AI capabilities improve, threat actors may quickly develop more sophisticated and convincing attacks. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and efficiency or create more effective phishing emails. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, financial reporting or other critical functions.

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Remote working arrangements, the Russia-Ukraine conflict, and AI-powered cybersecurity threats have also heightened our potential exposure to cyberattacks, which could put the sensitive data we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

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

Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, used, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs. While we restrict the use of third-party and open-source AI tools, such as ChatGPT, our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open-source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

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

Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of EU data protection law to non-European Union entities that process, or control the processing of, the personal data of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use, disclose or secure the personal data of EU subjects, including through a data security breach. In addition, an increasing number of states in the U.S. have enacted laws containing similar requirements to the GDPR for businesses collecting or processing personal data. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which was significantly amended by the California Privacy Rights Act, and sets forth comprehensive privacy and security obligations regarding the collection and processing of personal data of eligible California residents. Other states have, or are expected to, enact similar or more expansive legislation regarding the collection and processing of personal data.

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

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase further. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could be harmed. Many of our competitors have significantly greater resources than we have and are able to invest substantially greater amounts into research and development initiatives than we are, which could harm our ability to innovate and compete. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue, which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances and/or cause us to incur debt or to assume contingent liabilities, which could adversely affect our business.

As part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other competitive opportunities. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, or incur substantial debt or contingent liabilities. Such actions could impact our financial condition, operating results and the price of our common stock.

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

In recent years, there has been an increase in public awareness from regulators, investors, customers and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, the SEC has proposed new rules that require public companies to provide detailed disclosures of their climate-related risks, greenhouse gas emissions data, and net-zero transition plans, and many of our customers increasingly include stringent environmental and other non-standard compliance requirements in their contracts with us or request significant amount of data from us for their Scope 3 emissions reporting. While we are committed to making our business sustainable and keeping our stakeholders engaged by maintaining strong ESG strategies, practices, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives will be deemed sufficiently robust by regulators, stockholders, customers and other key stakeholders. The achievement of our goals and initiatives may be impacted by factors that are outside our control. Some of our stakeholders may disagree with our goals and initiatives, and the focus and views of our stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, implement new initiatives, comply with federal, state or international laws and regulations, or meet evolving and varied stakeholder expectations and views, could result in litigation, regulatory action or other legal claims, penalties, injunction or other remedies against us, damage our reputation and materially and adversely affect our business, financial condition and results of operations.

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

If we fail to retain key employees in our sales, engineering, finance and legal functions or to make continued improvements to our internal systems, our business may suffer.

If we fail to continue to adequately staff our sales, engineering, financial and legal positions, maintain or upgrade our business systems and maintain internal controls that meet the demands of our business, we may not be able to effectively execute our business strategy. The operation of our business also depends upon our ability to retain these employees, as these employees hold a significant amount of institutional knowledge about us and our products and, if they were to terminate their employment, our sales, operations and internal control over financial reporting could be adversely affected.

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

•	ratings published by third-party organizations with respect to our ESG compliance efforts;

•	our compliance with regulatory mandates focusing on ESG issues, including climate risks and social initiatives; and

•	our performance against the ESG guidelines set by institutional stockholders and customers, and our ability to meet or exceed their expectations.

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

Our operations and performance could be materially affected by the financial market, economic and geopolitical uncertainties.

Uncertainties with the financial market could harm our business and operating results. Recently, Silicon Valley Bank, Credit Suisse and other banks have experienced failures or near failures that have disrupted the global financial and credit markets. Although we have not been directly affected by such events or developments because we did not have any cash deposited at any of these banks nor did we hold investments that have been exposed to bank failure, these events could have an extensive ripple effect on the economy that would directly or indirectly affect our business. It is also possible that one or more banks in which we do have deposits or to which our investments are exposed, could fail or have financial difficulty in the future, which could harm our business, liquidity and financial condition. Bank failures, the risk of additional bank failures and government actions in connection therewith, have sparked additional global recession fears, and may result in continuing higher interest rates, decreased credit availability and further global macroeconomic decline. This could significantly decrease customer demand, which would materially and adversely affect our business, operating results and financial condition. Furthermore, all these factors have increased the difficulties in accurately predicting our future revenue and expenses. We are also unable to predict the timing, strength or duration of any such potential impact.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Certain of our executive officers have entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our common stock, including the exercise and sale of shares acquired pursuant to the Monolithic Power Systems, Inc. 2004 Employee Stock Purchase Plan, amended and restated as of August 16, 2023, and upon vesting of RSUs.

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2023:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Saria Tseng, Vice President, Strategic Corporate Development, General Counsel and Secretary	May 31, 2023	One year	20,000

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2023:

Name and Title	Termination Date	Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Jeff Zhou, Director	May 31, 2023	One year	2,000	200

During the three months ended June 30, 2023, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 6. Exhibits

Exhibit No.	Description
10.1+(1)	Monolithic Power Systems, Inc. 2004 Employee Stock Purchase Plan, Amended and Restated as of August 16, 2023.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on June 15, 2023.
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

Dated: August 4, 2023
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)