Form 10-Q
period 2023-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2023-11-08
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 47,912,000 shares of the registrant’s common stock issued and outstanding as of November 1, 2023.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$421,178	$288,607
Short-term investments	621,123	449,266
Accounts receivable, net	185,820	182,714
Inventories	397,288	447,290
Other current assets	109,967	42,742
Total current assets	1,735,376	1,410,619
Property and equipment, net	358,226	357,157
Goodwill	6,571	6,571
Deferred tax assets, net	23,676	35,252
Other long-term assets	204,240	249,286
Total assets	$2,328,089	$2,058,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,707	$61,461
Accrued compensation and related benefits	64,634	88,260
Other accrued liabilities	120,677	113,679
Total current liabilities	250,018	263,400
Income tax liabilities	55,806	53,509
Other long-term liabilities	77,401	73,374
Total liabilities	383,225	390,283
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,911 and 47,107, respectively	1,092,569	975,276
Retained earnings	899,398	716,403
Accumulated other comprehensive loss	(47,103)	(23,077)
Total stockholders’ equity	1,944,864	1,668,602
Total liabilities and stockholders’ equity	$2,328,089	$2,058,885

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$474,867	$495,418	$1,367,060	$1,334,136
Cost of revenue	211,326	204,516	597,064	553,393
Gross profit	263,541	290,902	769,996	780,743
Operating expenses:
Research and development	64,787	67,263	192,184	178,497
Selling, general and administrative	63,188	71,768	205,645	212,353
Total operating expenses	127,975	139,031	397,829	390,850
Operating income	135,566	151,871	372,167	389,893
Other income (expense), net	2,289	5	14,129	(5,720)
Income before income taxes	137,855	151,876	386,296	384,173
Income tax expense	16,692	27,539	55,827	65,591
Net income	$121,163	$124,337	$330,469	$318,582

Net income per share:
Basic	$2.54	$2.66	$6.96	$6.83
Diluted	$2.48	$2.57	$6.78	$6.60
Weighted-average shares outstanding:
Basic	47,780	46,829	47,501	46,643
Diluted	48,792	48,349	48,734	48,295

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$121,163	$124,337	$330,469	$318,582
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,838)	(26,081)	(28,099)	(49,844)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $(156), $130, $(625) and $865, respectively	1,132	(1,157)	4,073	(7,960)
Other comprehensive loss, net of tax:	(3,706)	(27,238)	(24,026)	(57,804)
Comprehensive income	$117,457	$97,099	$306,443	$260,778

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

(unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089
Net income	-	-	121,163	-	121,163
Other comprehensive loss	-	-	-	(3,706)	(3,706)
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,121)	-	(49,121)
Common stock issued under the employee equity incentive plan	291	4	-	-	4
Common stock issued under the employee stock purchase plan	9	3,831	-	-	3,831
Stock-based compensation expense	-	33,604	-	-	33,604
Balance as of September 30, 2023	47,911	$1,092,569	$899,398	$(47,103)	$1,944,864

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2022	46,787	$891,888	$545,920	$(14,686)	$1,423,122
Net income	-	-	124,337	-	124,337
Other comprehensive loss	-	-	-	(27,238)	(27,238)
Dividends and dividend equivalents declared ($0.75 per share)	-	-	(36,617)	-	(36,617)
Common stock issued under the employee equity incentive plan	147	1,014	-	-	1,014
Common stock issued under the employee stock purchase plan	7	3,091	-	-	3,091
Stock-based compensation expense	-	43,000	-	-	43,000
Balance as of September 30, 2022	46,941	$938,993	$633,640	$(41,924)	$1,530,709

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	330,469	-	330,469
Other comprehensive loss	-	-	-	(24,026)	(24,026)
Dividends and dividend equivalents declared ($3.00 per share)	-	-	(147,474)	-	(147,474)
Common stock issued under the employee equity incentive plan	786	1,118	-	-	1,118
Common stock issued under the employee stock purchase plan	18	7,568	-	-	7,568
Stock-based compensation expense	-	108,607	-	-	108,607
Balance as of September 30, 2023	47,911	$1,092,569	$899,398	$(47,103)	$1,944,864

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	318,582	-	318,582
Other comprehensive loss	-	-	-	(57,804)	(57,804)
Dividends and dividend equivalents declared ($2.25 per share)	-	-	(109,821)	-	(109,821)
Common stock issued under the employee equity incentive plan	671	4,345	-	-	4,345
Common stock issued under the employee stock purchase plan	14	5,877	-	-	5,877
Stock-based compensation expense	-	125,545	-	-	125,545
Balance as of September 30, 2022	46,941	$938,993	$633,640	$(41,924)	$1,530,709

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$330,469	$318,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,940	28,349
Amortization of premium (discount) on available-for-sale securities	(1,591)	3,682
(Gain) loss on deferred compensation plan investments	(3,411)	8,607
Gain on sales of equity investment	(1,424)	-
Deferred taxes, net	10,927	(1,217)
Stock-based compensation expense	108,603	125,723
Other	(23)	97
Changes in operating assets and liabilities:
Accounts receivable	(3,103)	(48,608)
Inventories	49,989	(138,241)
Other assets	(21,423)	(172,050)
Accounts payable	6,915	6,274
Accrued compensation and related benefits	(22,355)	45,054
Income tax liabilities	(12,797)	5,734
Other accrued liabilities	14,184	12,485
Net cash provided by operating activities	484,900	194,471
Cash flows from investing activities:
Purchases of property and equipment	(43,772)	(46,002)
Purchases of investments	(492,638)	(18,327)
Maturities and sales of investments	328,181	104,991
Contributions to deferred compensation plan, net	(4,466)	(2,993)
Net cash provided by (used in) investing activities	(212,695)	37,669
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,732)	(1,587)
Proceeds from common stock issued under the employee equity incentive plan	1,118	4,345
Proceeds from common stock issued under the employee stock purchase plan	7,568	5,877
Dividends and dividend equivalents paid	(135,265)	(101,564)
Net cash used in financing activities	(129,311)	(92,929)
Effect of change in exchange rates	(10,323)	(12,275)
Net increase in cash, cash equivalents and restricted cash	132,571	126,936
Cash, cash equivalents and restricted cash, beginning of period	288,729	189,389
Cash, cash equivalents and restricted cash, end of period	$421,300	$316,325
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$73,678	$61,430
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$2,893	$4,710
Liability accrued for dividends and dividend equivalents	$52,509	$39,672

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), as well as dies in wafer form. These product sales accounted for 99% of the Company’s total revenue for both the three and nine months ended September 30, 2023, and 98% of the Company’s total revenue for both the three and nine months ended September 30, 2022. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, which have not been significant for the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended September 30, 2023 and 2022, 77% and 83% of the Company’s product sales were made through distribution arrangements, respectively. For the nine months ended September 30, 2023 and 2022, 79% and 83% of the Company’s product sales were made through distribution arrangements, respectively. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of  September 30, 2023 and December 31, 2022, accounts receivable totaled $185.8 million and $182.7 million, respectively. The Company’s accounts receivable are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain high-risk customers, the Company requires standby letters of credit or advance payments prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For certain customers located in Asia, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of September 30, 2023 and December 31, 2022, customer prepayments totaled $1.5 million and $3.6 million, respectively. The decrease in the customer prepayment balance for the nine months ended September 30, 2023 resulted from a decrease in unfulfilled customer orders for which the Company had received payments. For the nine months ended September 30, 2023, the Company recognized substantially all of the revenue that was included in the customer prepayment balance as of December 31, 2022.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014, and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020, and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will expire on June 11, 2030. As of September 30, 2023, 4.2 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,020	$1,186	$3,317	$3,691
Research and development (“R&D”)	8,479	9,287	26,406	26,875
Selling, general and administrative (“SG&A”)	24,103	32,524	78,880	95,157
Total stock-based compensation expense	$33,602	$42,997	$108,603	$125,723
Tax benefit related to stock-based compensation (1)	$667	$654	$1,753	$1,879

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

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2023	106	$327.13	748		$275.70	1,805	$126.57	2,659	$176.50
Granted	45	$479.76	226	(1)	$449.34	31	$330.95	302	$445.50
Vested	(42)	$288.51	(504)		$257.41	(240)	$23.57	(786)	$187.56
Forfeited	(5)	$376.82	(4)		$312.12	(14)	$104.16	(23)	$192.23
Outstanding at September 30, 2023	104	$406.52	466		$380.12	1,582	$146.51	2,152	$209.67

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $148.9 million and $62.3 million for the three months ended September 30, 2023 and 2022, respectively. The intrinsic value related to vested RSUs was $388.6 million and $277.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total intrinsic value of all outstanding RSUs was $987.4 million, based on the closing stock price of $462.00. As of September 30, 2023, unamortized compensation expense related to all outstanding RSUs was $236.5 million with a weighted-average remaining recognition period of approximately two years.

Cash proceeds from vested PSUs with a purchase price requirement totaled $1.1 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Time-Based RSUs:

For the nine months ended September 30, 2023, the Compensation Committee granted 45,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2023, the Compensation Committee granted 13,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned based on the degree of achievement of the Company’s 2024 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2023 and 2024) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2023 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2023 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2023 Non-Executive PSUs will vest in the first quarter of 2025 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2023 Non-Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2023 Non-Executive PSUs is $13.9 million.

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

2004 Employee Stock Purchase Plan (as amended and restated, the “2004 ESPP”)

On August 16, 2023, the 2004 ESPP was amended and restated to, among other changes, provide for the issuance of up to 4.4 million shares of the Company’s common stock. The 2004 ESPP will expire on  August 16, 2038.

For the three months ended  September 30, 2023 and 2022, 9,000 and 7,000 shares were issued under the 2004 ESPP, respectively. For the nine months ended September 30, 2023 and 2022, 18,000 and 14,000 shares were issued under the 2004 ESPP, respectively. As of September 30, 2023, 4.4 million shares were available for future issuance under the 2004 ESPP.

The intrinsic value of the shares issued was $0.7 million and $0.9 million for the three months ended  September 30, 2023 and 2022, respectively. The intrinsic value of the shares issued was $1.4 million and $1.6 million for the nine months ended  September 30, 2023 and 2022, respectively. As of September 30, 2023, the unamortized expense was $1.2 million, which will be recognized through the first quarter of 2024. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	50.8%	63.2%	53.3%	50.6%
Risk-free interest rate	5.5%	3.1%	5.3%	1.9%
Dividend yield	0.8%	0.6%	0.8%	0.6%

Cash proceeds from the shares issued under the 2004 ESPP were $7.6 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$126,840	$126,760
Work in process	94,417	134,071
Finished goods	176,031	186,459
Total	$397,288	$447,290

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid wafer purchase	$50,000	$-
RSU tax withholding proceeds receivable	14,777	14,480
Prepaid expenses	29,202	11,045
Accrued interest receivable	3,693	8,752
Other	12,295	8,465
Total	$109,967	$42,742

Prepaid wafer purchase of $50.0 million relates to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid wafer purchase	$120,000	$170,000
Deferred compensation plan assets	70,899	63,022
Other	13,341	16,264
Total	$204,240	$249,286

Prepaid wafer purchase relates to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Dividends and dividend equivalents	$58,909	$42,170
Warranty	17,043	24,082
Stock rotation and sales returns	28,343	14,931
Income tax payable	467	15,595
Other	15,915	16,901
Total	$120,677	$113,679

As of September 30, 2023, stock rotation and sales returns included a $25.0 million stock rotation reserve, compared with a $14.3 million reserve as of December 31, 2022. The change in the reserve is affected by the timing of customer returns and the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Deferred compensation plan liabilities	$69,327	$64,863
Dividend equivalents	2,316	6,847
Other	5,758	1,664
Total	$77,401	$73,374

5. LEASES

Lessee

The Company has operating leases primarily for administrative, sales and marketing offices, manufacturing operations and research and development facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than one year to seven years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		September 30,	December 31,
	Financial Statement Line Item	2023	2022
Operating lease ROU assets	Other long-term assets	$8,571	$4,288

Operating lease liabilities	Other accrued liabilities	$2,225	$2,133
	Other long-term liabilities	$5,758	$1,664

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$852	$656	$2,327	$2,061
Other	480	454	1,572	1,259
Total lease costs	$1,332	$1,110	$3,899	$3,320

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$629	$649	$2,267	$2,115
ROU assets obtained in exchange for new operating lease liabilities	$2,086	$13	$6,921	$1,071

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.8	2.1
Weighted-average discount rate	4.2%	2.1%

As of September 30, 2023, the maturities of the lease liabilities were as follows (in thousands):

2023 (remaining three months)	$598
2024	2,397
2025	1,762
2026	1,193
2027	1,201
Thereafter	1,603
Total remaining lease payments	8,754
Less: imputed interest	(771)
Total lease liabilities	$7,983

As of September 30, 2023, the Company had no operating leases that had not yet commenced.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to three years. Some of these leases include options to renew the lease term for up to five years.

For the three months ended September 30, 2023 and 2022, income related to lease payments was $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, income related to lease payments was $1.2 million and $1.7 million, respectively. As of September 30, 2023, future income related to lease payments was as follows (in thousands):

2023 (remaining three months)	$316
2024	750
2025	226
2026	40
Total	$1,332

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$121,163	$124,337	$330,469	$318,582

Denominator:
Weighted-average outstanding shares - basic	47,780	46,829	47,501	46,643
Effect of dilutive securities	1,012	1,520	1,233	1,652
Weighted-average outstanding shares - diluted	48,792	48,349	48,734	48,295

Net income per share:
Basic	$2.54	$2.66	$6.96	$6.83
Diluted	$2.48	$2.57	$6.78	$6.60

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

The Company sells its products primarily through third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2023	2022	2023	2022
Distributor A	27%	25%	23%	24%
Distributor B	21%	18%	21%	18%
Distributor C	11%	10%	10%	11%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	September 30,	December 31,
Customer	2023	2022
Distributor A	37%	29%
Distributor B	17%	23%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2023	2022	2023	2022
China	$234,924	$265,053	$676,148	$720,911
Taiwan	103,537	58,920	222,582	185,025
South Korea	41,698	52,613	128,047	136,031
Europe	29,827	44,885	109,278	101,279
United States	23,565	24,965	82,153	62,384
Japan	18,605	22,399	77,708	63,690
Southeast Asia	22,538	26,458	70,678	64,460
Other	173	125	466	356
Total	$474,867	$495,418	$1,367,060	$1,334,136

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2023	2022	2023	2022
Direct Current (“DC”) to DC	$447,394	$462,982	$1,290,750	$1,264,081
Lighting Control	27,473	32,436	76,310	70,055
Total	$474,867	$495,418	$1,367,060	$1,334,136

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30,	December 31,
Country	2023	2022
China	$182,646	$200,508
United States	118,957	113,996
Taiwan	32,956	20,074
Other	23,667	22,579
Total	$358,226	$357,157

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$17,654	$25,209	$24,082	$20,989
Warranties issued	1,858	1,141	2,800	1,616
Repairs, replacement and refund	(367)	(306)	(2,619)	(1,825)
Changes in liability for pre-existing warranties	(2,102)	(3,400)	(7,220)	1,864
Balance at end of period	$17,043	$22,644	$17,043	$22,644

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties as of September 30, 2023 were as follows (in thousands):

2023 (remaining three months)	$48,638
2024	317,194
2025	290,663
Total	$656,495

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of September 30, 2023, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30,	December 31,
	2023	2022
Cash	$377,324	$273,145
Money market funds	43,854	15,462
Certificates of deposit	123,368	130,467
Corporate debt securities	130,614	292,586
Commercial paper	4,976	17,928
U.S. treasuries and government agency bonds	362,165	8,285
Auction-rate securities backed by student-loan notes	600	1,711
Total	$1,042,901	$739,584

	September 30,	December 31,
	2023	2022
Reported as:
Cash and cash equivalents	$421,178	$288,607
Short-term investments	621,123	449,266
Investment within other long-term assets	600	1,711
Total	$1,042,901	$739,584

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2023 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$405,120	$403,201
Due in 1 - 5 years	219,510	217,922
Due in greater than 5 years	600	600
Total	$625,230	$621,723

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$43,854	$-	$-	$43,854
Certificates of deposit	123,368	-	-	123,368
Corporate debt securities	133,442	3	(2,831)	130,614
Commercial paper	4,976	-	-	4,976
U.S. treasuries and government agency bonds	362,844	17	(696)	362,165
Auction-rate securities backed by student-loan notes	600	-	-	600
Total	$669,084	$20	$(3,527)	$665,577

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,462	$-	$-	$15,462
Certificates of deposit	130,467	-	-	130,467
Corporate debt securities	300,529	18	(7,961)	292,586
Commercial paper	17,928	-	-	17,928
U.S. treasuries and government agency bonds	8,487	-	(202)	8,285
Auction-rate securities backed by student-loan notes	1,770	-	(59)	1,711
Total	$474,643	$18	$(8,222)	$466,439

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,476	$(79)	$97,133	$(2,752)	$126,609	$(2,831)
U.S. treasuries and government agency bonds	237,004	(693)	1,497	(3)	238,501	(696)
Auction-rate securities backed by student-loan notes	-	-	600	-	600	-
Total	$266,480	$(772)	$99,230	$(2,755)	$365,710	$(3,527)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$72,943	$(973)	$202,074	$(6,988)	$275,017	$(7,961)
U.S. treasuries and government agency bonds	987	(2)	7,298	(200)	8,285	(202)
Auction-rate securities backed by student-loan notes	-	-	1,711	(59)	1,711	(59)
Total	$73,930	$(975)	$211,083	$(7,247)	$285,013	$(8,222)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2023 and December 31, 2022, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$421,178	$288,607
Restricted cash included in other long-term assets	122	122
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$421,300	$288,729

As of September 30, 2023 and December 31, 2022, restricted cash included a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

10. FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$43,854	$43,854	$-	$-
Certificates of deposit	123,368	-	123,368	-
Corporate debt securities	130,614	-	130,614	-
Commercial paper	4,976	-	4,976	-
U.S. treasuries and government agency bonds	362,165	-	362,165	-
Auction-rate securities backed by student-loan notes	600	-	-	600
Mutual funds and money market funds under deferred compensation plan	49,825	49,825	-	-
Total	$715,402	$93,679	$621,123	$600

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$15,462	$15,462	$-	$-
Certificates of deposit	130,467	-	130,467	-
Corporate debt securities	292,586	-	292,586	-
Commercial paper	17,928	-	17,928	-
U.S. treasuries and government agency bonds	8,285	-	8,285	-
Auction-rate securities backed by student-loan notes	1,711	-	-	1,711
Mutual funds and money market funds under deferred compensation plan	43,933	43,933	-	-
Total	$510,372	$59,395	$449,266	$1,711

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
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

●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2023	2022
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$21,074	$19,089
Fair value of mutual funds and money market funds	49,825	43,933
Total	$70,899	$63,022

Deferred compensation plan assets reported in:
Other long-term assets	$70,899	$63,022

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$4,191	$118
Other long-term liabilities	69,327	64,863
Total	$73,518	$64,981

12. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$6,071	$3,584	$16,844	$10,378
Amortization of discount (premium) on available-for-sale securities	1,647	(1,102)	1,591	(3,682)
Gain (loss) on deferred compensation plan investments	(1,611)	(1,330)	3,411	(8,607)
Charitable contributions	(3,850)	(1,700)	(9,650)	(4,700)
Gain on sales of equity investments	-	-	1,424	-
Other	32	553	509	891
Total	$2,289	$5	$14,129	$(5,720)

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2023 was $16.7 million, or 12.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2023 was $55.8 million, or 14.5% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax and the addition of a valuation allowance against China deferred tax assets arising from the indefinite extension of the R&D super deduction policy in China.

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

On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act of 2022 (the “CHIPS Act”) to provide certain financial and tax incentives to the semiconductor industry, primarily for manufacturing activities within the United States. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. The IRA, among other things, introduced a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations, and imposes a 1% surcharge on stock repurchases. This excise tax was effective January 1, 2023. The Company does not believe the CHIPS Act or the IRA had a material impact on the Company’s income tax provisions, results of operations or financial condition for the three and nine months ended September 30, 2023.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Gains
	(Losses) on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2023	$(7,727)	$(15,350)	$(23,077)
Other comprehensive income before reclassifications	2,524	2,919	5,443
Tax effect	(311)	-	(311)
Net current period other comprehensive income	2,213	2,919	5,132
Balance as of March 31, 2023	(5,514)	(12,431)	(17,945)
Other comprehensive loss before reclassifications	886	(26,180)	(25,294)
Tax effect	(158)	-	(158)
Net current period other comprehensive loss	728	(26,180)	(25,452)
Balance as of June 30, 2023	(4,786)	(38,611)	(43,397)
Other comprehensive loss before reclassifications	1,288	(4,838)	(3,550)
Tax effect	(156)	-	(156)
Net current period other comprehensive loss	1,132	(4,838)	(3,706)
Balance as of September 30, 2023	$(3,654)	$(43,449)	$(47,103)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend declared per share	$1.00	$0.75	$3.00	$2.25
Total amount	$47,832	$35,145	$142,692	$105,082

As of September 30, 2023 and December 31, 2022, accrued dividends totaled $47.8 million and $35.3 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of September 30, 2023 and December 31, 2022, accrued dividend equivalents totaled $13.4 million and $13.8 million, respectively.

16. SUBSEQUENT EVENT

Stock Repurchase Program

In October 2023, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $640.0 million in the aggregate of its common stock through October 29, 2026. The repurchases will be funded from available working capital and cash repatriation from its Bermuda subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	the effects of macroeconomic factors, including the 2023 banking crisis, the global economic downturn, the Russia-Ukraine conflict and the Israel-Gaza conflict on the semiconductor industry and our business;

•	protection of our proprietary technology;

•	business outlook for the remainder of 2023 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the impact of various tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the ongoing banking crisis, the global economic downturn, the Russia-Ukraine conflict and the Israel-Gaza conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 89% and 86% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 86% and 88% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.

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

Macroeconomic Conditions and Regulations

The semiconductor industry has been facing, and continues to face, a number of macro-economic challenges including reduced consumer spending, fluctuations in demand for semiconductors, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the banking crisis earlier this year and the global economic downturn. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percentages)
Revenue	$474,867	100.0%	$495,418	100.0%	$1,367,060	100.0%	$1,334,136	100.0%
Cost of revenue	211,326	44.5	204,516	41.3	597,064	43.7	553,393	41.5
Gross profit	263,541	55.5	290,902	58.7	769,996	56.3	780,743	58.5
Operating expenses:
Research and development	64,787	13.6	67,263	13.6	192,184	14.1	178,497	13.4
Selling, general and administrative	63,188	13.3	71,768	14.4	205,645	15.0	212,353	15.9
Total operating expenses	127,975	26.9	139,031	28.0	397,829	29.1	390,850	29.3
Operating income	135,566	28.6	151,871	30.7	372,167	27.2	389,893	29.2
Other income (expense), net	2,289	0.5	5	-	14,129	1.1	(5,720)	(0.4)
Income before income taxes	137,855	29.1	151,876	30.7	386,296	28.3	384,173	28.8
Income tax expense	16,692	3.6	27,539	5.6	55,827	4.1	65,591	4.9
Net income	$121,163	25.5%	$124,337	25.1%	$330,469	24.2%	$318,582	23.9%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,				Nine Months Ended September 30,
End Market	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
	(in thousands, except percentages)
Storage and Computing	$129,462	27.3%	$112,880	22.8%	$373,827	27.3%	$331,754	24.9%
Enterprise Data	98,938	20.8	75,274	15.2	194,083	14.2	182,982	13.7
Automotive	95,171	20.0	87,073	17.5	304,907	22.3	202,638	15.2
Industrial	42,141	8.9	58,713	11.9	139,339	10.2	163,116	12.2
Communications	46,786	9.9	72,296	14.6	163,985	12.0	187,169	14.0
Consumer	62,369	13.1	89,182	18.0	190,919	14.0	266,477	20.0
Total	$474,867	100.0%	$495,418	100.0%	$1,367,060	100.0%	$1,334,136	100.0%

Revenue for the three months ended September 30, 2023 was $474.9 million, a decrease of $20.5 million, or 4.1%, from $495.4 million for the three months ended September 30, 2022. The decrease in revenue was primarily due to lower shipment volume, which was partially offset by higher average selling prices resulting primarily from product mix.

For the three months ended September 30, 2023, revenue from the storage and computing market increased $16.6 million, or 14.7%, from the same period in 2022. This increase was primarily due to higher sales in commercial notebooks, partially offset by lower sales of storage applications. Revenue from the enterprise data market increased $23.7 million, or 31.4%, from the same period in 2022. This increase was primarily due to higher demand for generative AI applications, partially offset by lower sales of cloud-based CPU server applications. Revenue from the automotive market increased $8.1 million, or 9.3%, from the same period in 2022. This increase was primarily due to higher sales of our highly integrated solutions for advanced driver assistance systems. Revenue from the industrial market decreased $16.6 million, or 28.2%, from the same period in 2022. This decrease was mainly driven by lower sales of power sources, security and industrial equipment applications. Revenue from the communications market decreased $25.5 million, or 35.3%, from the same period in 2022. This decrease was primarily driven by lower demand for infrastructure related products. Revenue from the consumer market decreased $26.8 million, or 30.1%, from the same period in 2022. This decrease was broad-based and primarily driven by lower sales of products for home appliances.

Revenue for the nine months ended September 30, 2023 was $1,367.1 million, an increase of $33.0 million, or 2.5%, from $1,334.1 million for the nine months ended September 30, 2022. The increase in revenue was primarily due to increases in the average selling prices resulting primarily from product mix, which was partially offset by lower shipment volume.

For the nine months ended September 30, 2023, revenue from the storage and computing market increased $42.1 million, or 12.7%, from the same period in 2022. This increase was primarily due to higher sales in commercial notebooks and graphic card applications. Revenue from the enterprise data market increased $11.1 million, or 6.1%, from the same period in 2022. This increase was primarily due to higher demand for generative AI applications, partially offset by lower sales of our cloud-based CPU server applications. Revenue from the automotive market increased $102.3 million, or 50.5%, from the same period in 2022. This increase was broad-based and included higher sales of our highly integrated solutions for advanced driver assistance systems, body electronics and digital cockpits. Revenue from the industrial market decreased $23.8 million, or 14.6%, from the same period in 2022. This decrease was mainly driven by lower sales of power sources, security and industrial equipment applications, partially offset by higher sales in industrial meter applications. Revenue from the communications market decreased $23.2 million, or 12.4%, from the same period in 2022. This decrease primarily reflected lower revenue related to infrastructure related products. Revenue from the consumer market decreased $75.6 million, or 28.4%, from the same period in 2022. This decrease was broad-based and primarily driven by lower sales of products for home appliances, gaming, mobile devices and smart TVs.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Cost of revenue	$211,326	$204,516	$597,064	$553,393
As a percentage of revenue	44.5%	41.3%	43.7%	41.5%
Gross profit	$263,541	$290,902	$769,996	$780,743
Gross margin	55.5%	58.7%	56.3%	58.5%

Cost of revenue was $211.3 million, or 44.5% of revenue, for the three months ended September 30, 2023, and $204.5 million, or 41.3% of revenue, for the three months ended September 30, 2022. The $6.8 million increase in cost of revenue was primarily driven by product mix partially offset by lower shipment volume and lower inventory write-downs.

Gross margin was 55.5% for the three months ended September 30, 2023, compared with 58.7% for the three months ended September 30, 2022. The decrease in gross margin was mainly driven by product mix, partially offset by lower inventory write-downs as a percentage of revenue.

Cost of revenue was $597.1 million, or 43.7% of revenue, for the nine months ended September 30, 2023, and $553.4 million, or 41.5% of revenue, for the nine months ended September 30, 2022. The $43.7 million increase in cost of revenue was primarily driven by product mix and higher manufacturing overhead costs, partially offset by lower shipment volume and lower inventory write-downs and warranty expenses.

Gross margin was 56.3% for the nine months ended September 30, 2023, compared with 58.5% for the nine months ended September 30, 2022. The decrease in gross margin was mainly driven by product mix and higher manufacturing overhead costs, partially offset by lower inventory write-downs and warranty expenses as a percentage of revenue.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
R&D expenses	$64,787	$67,263	$192,184	$178,497
As a percentage of revenue	13.6%	13.6%	14.1%	13.4%

R&D expenses were $64.8 million, or 13.6% of revenue, for the three months ended September 30, 2023, and $67.3 million, or 13.6% of revenue, for the three months ended September 30, 2022. The $2.5 million decrease in R&D expenses was primarily due to a $6.5 million decrease in cash compensation expenses. This decrease was partially offset by a $4.0 million increase in new product development expenses.

R&D expenses were $192.2 million, or 14.1% of revenue, for the nine months ended September 30, 2023, and $178.5 million, or 13.4% of revenue, for the nine months ended September 30, 2022. The $13.7 million increase in R&D expenses was primarily due to a $17.8 million increase in new product development expenses, and a $4.7 million increase in expenses related to the changes in the value of deferred compensation plan liabilities, partially offset by a $9.5 million decrease in cash compensation expenses.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and litigation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
SG&A expenses	$63,188	$71,768	$205,645	$212,353
As a percentage of revenue	13.3%	14.4%	15.0%	15.9%

SG&A expenses were $63.2 million, or 13.3% of revenue, for the three months ended September 30, 2023, and $71.8 million, or 14.4% of revenue, for the three months ended September 30, 2022. The $8.6 million decrease in SG&A expenses was driven by an $8.4 million decrease in stock-based compensation expenses, and a $3.3 million decrease in net litigation expenses, partially offset by a $1.5 million increase in travel and professional service expenses and a $1.4 million increase in cash compensation expenses.

SG&A expenses were $205.6 million, or 15.0% of revenue, for the nine months ended September 30, 2023, and $212.4 million, or 15.9% of revenue, for the nine months ended September 30, 2022. The $6.8 million decrease in SG&A expenses was driven by a $16.3 million decrease in stock-based compensation expenses, and a $4.4 million decrease in cash compensation expenses, partially offset by an $8.0 million increase in expense related to changes in the value of the deferred compensation plan liabilities, and a $7.0 million increase consisting mostly of travel related expenses, professional services and software licensing fees.

Other Income (Expense), Net

Other income, net, was $2.3 million for the three months ended September 30, 2023, compared with $5 thousand for the three months ended September 30, 2022. The increase in other income was primarily due to an increase of $5.2 million in net interest income, partially offset by an increase of $2.2 million in charitable contributions.

Other income, net, was $14.1 million for the nine months ended September 30, 2023, compared with other expense, net, of $5.7 million for the nine months ended September 30, 2022. The increase in other income was primarily due to an increase of $12.0 million in income related to changes in the value of the deferred compensation plan investments and an increase of $11.7 million in net interest income, partially offset by an increase of $5.0 million in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2023 was $16.7 million, or 12.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2023 was $55.8 million, or 14.5% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax and the addition of a valuation allowance against China deferred tax assets arising from the indefinite extension of the R&D super deduction policy in China.

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

In August 2022, the CHIPS Act and the IRA were enacted and signed into law, neither of which had a material impact on our income tax provisions, results of operations or financial condition for the three and nine months ended September 30, 2023. See Note 13 for further details.

Liquidity and Capital Resources

	September 30,	December 31,
	2023	2022
	(in thousands, except percentages)
Cash and cash equivalents	$421,178	$288,607
Short-term investments	621,123	449,266
Total cash, cash equivalents and short-term investments	$1,042,301	$737,873
Percentage of total assets	44.8%	35.8%

Total current assets	$1,735,376	$1,410,619
Total current liabilities	(250,018)	(263,400)
Working capital	$1,485,358	$1,147,219

As of September 30, 2023, we had cash and cash equivalents of $421.2 million and short-term investments of $621.1 million, compared with cash and cash equivalents of $288.6 million and short-term investments of $449.3 million as of December 31, 2022. As of September 30, 2023, $365.8 million of cash and cash equivalents and $544.4 million of short-term investments were held by our international subsidiaries. We have repatriated and may continue to repatriate cash from our Bermuda subsidiary with minimal tax impact to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$484,900	$194,471
Net cash provided by (used in) investing activities	(212,695)	37,669
Net cash used in financing activities	(129,311)	(92,929)
Effect of change in exchange rates	(10,323)	(12,275)
Net increase in cash, cash equivalents and restricted cash	$132,571	$126,936

For the nine months ended September 30, 2023, the $290.4 million increase in cash provided by operating activities compared to the prior period was primarily due to decreased prepaid wafer expenses, decreased inventory purchases, increased accounts receivable collections and other changes in working capital.

For the nine months ended September 30, 2023, the $250.4 million increase in cash used in investing activities compared to the prior period was primarily due to an increase of $474.3 million in purchases of investments, partially offset by an increase of $223.2 million in sales of investments.

For the nine months ended September 30, 2023, the $36.4 million increase in cash used in financing activities compared to the prior period was primarily due to an increase of $33.7 million in dividend and dividend equivalent payments.

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

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,042.3 million as of September 30, 2023, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2023, the Company had made prepayments under this agreement of $170.0 million, of which $50.0 million was classified as short-term.

As of September 30, 2023, total estimated future unconditional purchase commitments to all suppliers and other parties were $656.5 million, of which $343.2 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2023, the remaining liability totaled $11.1 million, of which $4.9 million was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of September 30, 2023, these obligations totaled $8.0 million, of which $2.2 million was classified as short-term.

Dividends

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of September 30, 2023, accrued dividends totaled $47.8 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2023, these obligations totaled $71.6 million.

Stock Repurchase Program

In October 2023, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. The repurchases will be funded from available working capital and cash repatriation from our Bermuda subsidiary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and nine months ended September 30, 2023, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2022.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2023, there were no material pending legal proceedings to which we were a party.

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

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi;

•	our reliance on key suppliers in China, which may expose us to political, cultural, regulatory, economic, foreign currency, operational and capacity shortage risks;

•	our ability to achieve growth rates or financial performance comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers, including distributors and value-added resellers, for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales and revenue in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	financial reporting, including the impact of new tax laws on our tax provision and tax planning;

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

•	health risks, climate crises and other natural disasters; and

•	financial market, economy and geopolitical uncertainties.

Risks Associated with Our Significant Operations in Asia, Particularly in China

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales through distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the three and nine months ended September 30, 2023, 89% and 86% of our revenue was from customers in Asia, respectively. There are risks inherent in doing business in Asia, and internationally in general, including:

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

Demand for our products is a function of the health of the economies in the U.S., Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from the global economic downturn, the Russia-Ukraine conflict, the Israel-Gaza conflict or subsequent economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. The current stagnation in China’s economy has adversely impacted, and could further adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our operating results and financial condition. There is no guarantee that the current economic downturn, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not continue nor persist in the future, that they will not be protracted, or that governments will respond adequately to control and reverse such conditions, which has adversely affected, and could materially and adversely continue to affect, our business, financial condition and results of operations.

There are inherent risks associated with the operation of our manufacturing and testing facilities in China, which could increase product costs or cause a delay in product shipments.

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as earthquakes, flooding, severe heatwaves or droughts, which could result in power shortages or water restrictions in our facilities;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other operational costs.

If we are unable to maintain our facilities in China at full operational status with qualified workers, appropriate manufacturing controls and reasonable cost levels, we may incur costs higher than our current expense levels, which would affect our gross margins. In addition, if capacity restraints result in significant delays in product shipments, our business and results of operations would be materially and adversely affected.

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

Several of our manufacturing and other suppliers are and will continue to be primarily located in China for the foreseeable future. In connection with the global economic downturn, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside of China, which could adversely affect our financial results and operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S. Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively and materially impact our business and results of operations.

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

We may not achieve growth rates or financial performance comparable to past years.

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

We believe that the application of our products in the storage and computing, enterprise data, automotive and consumer markets will continue to account for the majority of our revenue. If we are not able to accurately predict new end markets to serve or if the demand for our products declines in certain of our current major end markets, our revenue would decrease compared to prior year periods and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are also subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. All of these factors continue to be exacerbated by the adverse effects of macroeconomic factors, including inflation, increased interest rates, supply chain disruptions, decreased economic output, fluctuations in currency rates, the Russia-Ukraine conflict and the Israel-Gaza conflict. If our customers, including distributors, reduce their orders from us, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly or decline on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue, result in inventory write offs, and adversely affect our financial condition and results of operations.

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

As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. Some of our new product lines require us to re-equip our labs to test parameters we have not tested in the past. If we are unable to adapt rapidly to these new conditions, we may not be able to successfully penetrate new markets.

The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product availability and pricing;

•	product quality and reliability; and

•	effective marketing, sales and services.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the Russia-Ukraine conflict, the Israel-Gaza conflict and supply chain disruptions may materially impact our assembly suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices. The industry is currently experiencing a downturn, and may again experience severe or prolonged downturns in the future, which has resulted, and could in the future result, in lower demand for our products, downward pressure on the price of our products, and/or increased inventory due to our customers’ delayed production schedule. Because significant portions of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns would have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, we store sensitive data on our internal systems, network and servers, such as proprietary business and financial information, and confidential data pertaining to our customers, suppliers and business partners. Maintaining security of sensitive information on our networks and the protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Remote working arrangements, the Russia-Ukraine conflict, the Israel-Gaza conflict, and AI-powered cybersecurity threats have also heightened our potential exposure to cyberattacks, which could put the sensitive data we store on our internal systems at risk. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

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

In recent years, there has been an increase in public awareness and requirements from regulators, investors, customers and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, the SEC has proposed new rules that require public companies to provide detailed disclosures of their climate-related risks, greenhouse gas emissions data, and net-zero transition plans, and in October 2023, California passed two bills that will require companies to disclose greenhouse gas emissions data and climate-related financial risks. In addition, many of our customers increasingly include stringent environmental and other non-standard compliance requirements in their contracts with us or request significant amount of data from us for their Scope 3 emissions reporting. While we are committed to maintaining strong ESG strategies, practices, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives will be deemed sufficiently robust by regulators, stockholders, customers and other key stakeholders. The achievement of our goals and initiatives may be impacted by factors that are outside our control. Some of our stakeholders may disagree with our goals and initiatives, and the focus and views of our stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, implement new initiatives, comply with federal, state or international laws and regulations, or meet evolving and varied stakeholder expectations and views, could result in litigation, regulatory action or other legal claims, penalties, injunction or other remedies against us, damage our reputation and materially and adversely affect our business, financial condition and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to maintain or increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	our loss of key customers;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	our ability to pay quarterly cash dividends to stockholders;

•	our ability to meet or exceed our, our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including the global economic downturn;

•	developments generally affecting the semiconductor industry;

•	terrorist acts or acts of war, including the ongoing Russia-Ukraine conflict and the Israel-Gaza conflict;

•	epidemics and pandemics;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

There can be no assurance that we will continue to declare cash dividends in any particular amounts or at all.

We have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions, and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments could have a negative effect on the price of our common stock and on the return achieved by our stockholders.

We cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

In October 2023, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $640 million in the aggregate of our common stock. The repurchase program will expire on October 29, 2026.  The amount, timing and execution of our stock repurchase program may fluctuate based on market conditions and our priorities for the use of our cash. We are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable, or at all. Furthermore, there can be no assurance that any stock repurchased under this program will be at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Certain of our executive officers have entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our common stock, including the exercise and sale of shares acquired pursuant to the 2004 ESPP, and upon vesting of RSUs.

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2023:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Michael Hsing, President, Chief Executive Officer and Director	August 23, 2023	Through December 31, 2024	Up to 96,000

Maurice Sciammas, Senior Vice President of Worldwide Sales and Marketing	August 30, 2023	Through December 31, 2024	Up to 44,000

Deming Xiao, President of Asia Operations	August 31, 2023	Through December 31, 2024	Up to 138,180

Bernie Blegen, Executive Vice President and Chief Financial Officer	August 18, 2023	Through August 15, 2025	Up to 52,500

During the three months ended September 30, 2023, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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

Dated: November 8, 2023
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)