Form 10-Q
period 2024-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2024-05-03
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 48,672,000 shares of the registrant’s common stock issued and outstanding as of April 26, 2024.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$488,273	$527,843
Short-term investments	798,116	580,633
Accounts receivable, net	194,428	179,858
Inventories	395,990	383,702
Other current assets	99,685	147,463
Total current assets	1,976,492	1,819,499
Property and equipment, net	375,573	368,952
Acquisition-related intangible assets, net	9,518	-
Goodwill	27,311	6,571
Deferred tax assets, net	32,784	28,054
Other long-term assets	157,023	211,277
Total assets	$2,578,701	$2,434,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,471	$62,958
Accrued compensation and related benefits	70,541	56,286
Other accrued liabilities	137,868	115,791
Total current liabilities	311,880	235,035
Income tax liabilities	66,337	60,724
Other long-term liabilities	86,927	88,655
Total liabilities	465,144	384,414
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 48,667 and 48,028, respectively	1,176,382	1,129,937
Retained earnings	977,724	947,064
Accumulated other comprehensive loss	(40,549)	(27,062)
Total stockholders’ equity	2,113,557	2,049,939
Total liabilities and stockholders’ equity	$2,578,701	$2,434,353

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$457,885	$451,065
Cost of revenue	205,444	192,285
Gross profit	252,441	258,780
Operating expenses:
Research and development	75,990	63,709
Selling, general and administrative	80,964	70,795
Total operating expenses	156,954	134,504
Operating income	95,487	124,276
Other income, net	9,540	5,297
Income before income taxes	105,027	129,573
Income tax expense	12,486	19,771
Net income	$92,541	$109,802

Net income per share:
Basic	$1.90	$2.32
Diluted	$1.89	$2.26
Weighted-average shares outstanding:
Basic	48,635	47,234
Diluted	48,928	48,655

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$92,541	$109,802
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,822)	2,919
Change in unrealized gains and losses on available-for-sale securities, net of tax of $(248) and $311, respectively	335	2,213
Other comprehensive income (loss), net of tax:	(13,487)	5,132
Comprehensive income	$79,054	$114,934

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	92,541	-	92,541
Other comprehensive loss	-	-	-	(13,487)	(13,487)
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,881)	-	(61,881)
Common stock issued under the employee equity incentive plan	634	-	-	-	-
Common stock issued under the employee stock purchase plan	11	4,606	-	-	4,606
Repurchases of common stock	(6)	(4,076)	-	-	(4,076)
Stock-based compensation expense	-	45,915	-	-	45,915
Balance as of March 31, 2024	48,667	$1,176,382	$977,724	$(40,549)	$2,113,557

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	109,802	-	109,802
Other comprehensive income	-	-	-	5,132	5,132
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,130)	-	(49,130)
Common stock issued under the employee equity incentive plan	295	1,110	-	-	1,110
Common stock issued under the employee stock purchase plan	9	3,737	-	-	3,737
Stock-based compensation expense	-	37,008	-	-	37,008
Balance as of March 31, 2023	47,411	$1,017,131	$777,075	$(17,945)	$1,776,261

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$92,541	$109,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,251	9,987
Amortization of premium (discount) on available-for-sale securities	(4,123)	260
Gain on deferred compensation plan investments	(4,019)	(2,534)
Deferred taxes, net	248	(622)
Stock-based compensation expense	45,926	37,009
Other	(63)	-
Changes in operating assets and liabilities:
Accounts receivable	(14,578)	(1,558)
Inventories	(11,596)	16,063
Other assets	74,477	213
Accounts payable	35,934	(880)
Accrued compensation and related benefits	14,698	13,422
Income tax liabilities	3,011	20,137
Other accrued liabilities	7,344	17,508
Net cash provided by operating activities	248,051	218,807
Cash flows from investing activities:
Purchases of property and equipment	(15,991)	(8,854)
Purchases of investments	(365,856)	(129,321)
Maturities and sales of investments	149,766	152,698
Cash paid for acquisition, net of cash acquired	(33,284)	-
Contributions to deferred compensation plan, net	(650)	(2,209)
Net cash provided by (used in) investing activities	(266,015)	12,314
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(978)	(374)
Proceeds from common stock issued under the employee equity incentive plan	-	1,110
Proceeds from common stock issued under the employee stock purchase plan	4,606	3,737
Repurchases of common stock	(4,076)	-
Dividends and dividend equivalents paid	(49,553)	(36,725)
Net cash used in financing activities	(50,001)	(32,252)
Effect of change in exchange rates	(4,818)	1,497
Net increase (decrease) in cash, cash equivalents and restricted cash	(72,783)	200,366
Cash, cash equivalents and restricted cash, beginning of period	561,181	288,729
Cash, cash equivalents and restricted cash, end of period	$488,398	$489,095
Supplemental disclosures for cash flow information:
Cash paid (refunded) for income taxes, net	$725	$(1,300)
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$5,995	$2,482
Liability accrued for dividends and dividend equivalents	$61,892	$49,219

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future periods.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2024. In addition to those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, the Company is subject to the following significant accounting policy due to the recent acquisition.

Goodwill and Acquisition-Related Intangible Assets

Goodwill represents the excess of fair value of purchase consideration over fair value of net tangible and identifiable intangible assets acquired as of the date of an acquisition. In-process research and development (“IPR&D”) assets represent the fair value of incomplete research and development (“R&D”) projects that had not reached technological feasibility as of the date of acquisition. IPR&D assets are initially capitalized at fair value as intangible assets with indefinite lives. When IPR&D projects are completed, they are reclassified as amortizable intangible assets and are amortized over their estimated useful lives. Alternatively, if IPR&D projects are abandoned, they are impaired and expensed as R&D costs. Acquisition-related intangible assets with finite lives consist of developed technologies, which are amortized on a straight-line basis over their estimated remaining useful lives. The amortization expense is recorded in cost of revenue in the Condensed Consolidated Statements of Operations.

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

New Accounting Pronouncements Not Yet Adopted as of  March 31, 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve disclosures regarding a public entity’s reportable segments, primarily through more comprehensive disclosures around significant segment expenses. The standard is effective for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, and should be applied retroactively to all prior periods presented. The Company is evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid, disaggregation of income before income taxes and income tax expense. The guidance will be effective for annual periods beginning January 1, 2025. The standard should be applied prospectively but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. These product sales accounted for 99% of the Company’s total revenue for both the three months ended March 31, 2024 and 2023. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties. See Note 8 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended March 31, 2024 and 2023, 85% and 81% of the Company’s product sales were made through distribution arrangements, respectively. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Under certain consignment agreements, the Company recognizes revenue when the customers consume the products from the consigned inventory locations, at which time control transfers to the customers and the Company issues invoices.

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

Contract Balances

Accounts Receivable:

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. The Company’s accounts receivables are short-term, with standard payment terms generally ranging from 30 to 90 days. The Company does not require its customers to provide collateral to support accounts receivable. The Company assesses collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. For certain customers, the Company requires standby letters of credit or advance payments prior to shipments of goods. The Company did not recognize any write-offs of accounts receivable or record any allowance for credit losses for the periods presented.

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of March 31, 2024 and December 31, 2023, customer prepayments totaled $2.7 million and $2.8 million, respectively. For the three months ended March 31, 2024, the Company recognized all revenue that was included in the customer prepayment balance as of December 31, 2023.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014, and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020, and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of March 31, 2024, 3.9 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,398	$1,147
Research and development	10,447	8,614
Selling, general and administrative (“SG&A”)	34,081	27,248
Total stock-based compensation expense	$45,926	$37,009
Tax benefit related to stock-based compensation (1)	$708	$423

(1)

Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.

Restricted Stock Units (“RSUs”)

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with both market and performance conditions (“MPSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance or market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with or services to the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2024	102	$411.11	482		$397.77	1,502	$152.89	2,086	$222.04
Granted	21	$632.98	240	(1)	$609.22	-	$-	261	$610.67
Vested	(14)	$372.30	(57)		$287.31	(563)	$68.48	(634)	$94.76
Forfeited	(2)	$467.30	-		$-	-	$-	(2)	$423.45
Outstanding at March 31, 2024	107	$458.67	665		$489.68	939	$203.38	1,711	$330.53

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $403.0 million and $141.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total intrinsic value of all outstanding RSUs was $1.1 billion, based on the closing stock price of $677.42. As of March 31, 2024, unamortized compensation expense related to all outstanding RSUs was $339.5 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the three months ended March 31, 2024, the Compensation Committee granted 21,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2024 PSUs:

In February 2024, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent a target number of shares that can be earned based on the degree of achievement of three sets of performance goals (“2024 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2024 Executive PSUs based on the achievement of the Company’s average three-year (2024 through 2026) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn an additional 100% of the target number of the 2024 Executive PSUs if the Company achieves a reduction in 2026 of 25% global combined Scope 1 and Scope 2 greenhouse gas emissions against the 2022 baseline. For the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if more than one-third of the Company’s total 2026 revenue in the automotive market is generated from Electronic Vehicle (“EV”) automakers. In addition, for the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if total 2026 revenue from products enabling EV powertrains and EV 48V systems grows to 200% of the 2023 baseline. For the first goal, a percentage of the 2024 Executive PSUs will fully vest on December 31, 2026, depending on the degree to which the pre-determined goal is met during the performance period. The 2024 Executive PSUs related to the second and the third goal will fully vest on December 31, 2026 if the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2024 Executive PSUs will be $154.3 million.

In February 2024, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent a target number of shares that can be earned based on the degree of achievement of the Company’s 2025 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2024 and 2025) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2024 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2024 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2024 Non-Executive PSUs will vest in the first quarter of 2026 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2024 Non-Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2024 Non-Executive PSUs will be $17.7 million.

The 2024 Executive PSUs and the 2024 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the performance period is $30 higher than the grant date stock price of $632.98. The Company determined the grant date fair value of the 2024 Executive PSUs and the 2024 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $632.98, simulation term of three years, expected volatility of 49.4%, risk-free interest rate of 4.1%, and expected dividend yield of 0.8%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2004 Employee Stock Purchase Plan (as amended and restated, the “2004 ESPP”)

On August 16, 2023, the 2004 ESPP was amended and restated to, among other changes, provide for the issuance of up to 4.4 million shares of the Company’s common stock. The 2004 ESPP will expire on  August 16, 2038.

For the three months ended March 31, 2024 and 2023, 11,000 and 9,000 shares were issued under the 2004 ESPP, respectively. As of March 31, 2024, 4.4 million shares were available for future issuance under the 2004 ESPP.

The intrinsic value of the shares issued was $3.5 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unamortized expense was $1.1 million, which will be recognized through the third quarter of 2024. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	42.4%	55.8%
Risk-free interest rate	5.3%	5.0%
Dividend yield	0.7%	0.8%

Cash proceeds from the shares issued under the 2004 ESPP were $4.6 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively.

4. ACQUISITION

On January 3, 2024 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Axign B.V. (“Axign”), a Dutch company that designs and develops class-D audio ICs, targeting applications ranging from portable consumer speakers to automotive and professional-grade multi-speaker systems. Commencing on the Acquisition Date, Axign became a wholly-owned subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements.

Purchase Consideration

The preliminary purchase consideration was approximately $33.7 million in cash and includes an estimated working capital adjustment and other adjustments.

Cash paid at the Acquisition Date included $3.8 million that is being held in an escrow account for a one-year period until Axign’s satisfaction of certain representations and warranties.

In connection with the acquisition, the Company incurred $0.4 million in transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Preliminary Purchase Price Allocation

The preliminary purchase price allocation for Axign is as follows (in thousands):

Preliminary
Estimated Net Asset
Fair Value
Inventory	$720
Other tangible assets acquired, net of liabilities assumed	1,948
Intangible assets:
Developed technology	8,337
IPR&D	1,612
Total identifiable net assets acquired	12,617
Goodwill	21,066
Total net assets acquired	$33,683

The intangible asset acquired with a finite life includes the core developed technology with an estimated remaining useful life of eight years. The acquired intangible asset with an indefinite life includes an incomplete R&D project that had not reached technological feasibility as of the Acquisition Date. The fair values of the developed technology and the IPR&D were determined using the income approach.

The goodwill arising from the acquisition was primarily attributed to the assembled workforce and synergies that are anticipated to enable the Company to develop solutions with lower power consumption in the consumer and automotive markets using Axign’s digital feedback technology. The goodwill is not expected to be deductible for tax purposes.

The Company is still in the process of determining the final fair values of the assets acquired and liabilities assumed. As a result, the purchase price allocation for Axign is not complete as of March 31, 2024. The Company expects to finalize the allocation by the quarter ending June 30, 2024. Final determination of the fair values could result in an adjustment to the preliminary purchase price allocation with a corresponding adjustment to goodwill.

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$108,425	$118,917
Work in process	141,703	112,750
Finished goods	145,862	152,035
Total	$395,990	$383,702

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid wafer expenses	$60,000	$-
Prepaid expenses	21,588	28,964
RSU tax withholding proceeds receivable	15	20,141
Other receivables	-	50,000
Restricted cash	-	33,204
Other	18,082	15,154
Total	$99,685	$147,463

As of March 31, 2024 and December 31, 2023, the Company held $60 million in prepaid wafer expenses and $50 million in other receivables, respectively, related to deposits made to a supplier under a long-term wafer supply agreement. See Note 9 for further details. The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024. See Note 4 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Deferred compensation plan assets	$83,050	$78,381
Prepaid wafer purchases	60,000	120,000
Other	13,973	12,896
Total	$157,023	$211,277

Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 9 for further details.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Dividends and dividend equivalents	$69,291	$57,697
Stock rotation and sales returns	30,208	18,843
Warranty	12,873	16,906
Income tax payable	8,032	8,063
Other	17,464	14,282
Total	$137,868	$115,791

As of March 31, 2024, stock rotation and sales returns included a $24.7 million stock rotation reserve, compared with a $16.7 million reserve as of December 31, 2023. The change in the reserve is affected by the timing of customer returns and the level of inventory in the distribution channel.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Deferred compensation plan liabilities	$78,085	$80,903
Operating lease liabilities	5,920	5,565
Dividend equivalents	2,922	2,187
Total	$86,927	$88,655

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

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		March 31,	December 31,
	Financial Statement Line Item	2024	2023
Operating lease ROU assets	Other long-term assets	$8,910	$8,355

Operating lease liabilities	Other accrued liabilities	$2,635	$2,303
	Other long-term liabilities	$5,920	$5,565

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended March 31,
	2024	2023
Lease costs:
Operating lease costs	$897	$716
Other	550	538
Total lease costs	$1,447	$1,254

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$673	$864
ROU assets obtained in exchange for new operating lease liabilities	$1,462	$4,545

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	4.3	4.7
Weighted-average discount rate	4.5%	4.3%

As of March 31, 2024, the maturities of the lease liabilities were as follows (in thousands):

2024 (remaining nine months)	$2,244
2025	2,411
2026	1,636
2027	1,418
2028	771
Thereafter	868
Total remaining lease payments	9,348
Less: imputed interest	(793)
Total lease liabilities	$8,555

As of March 31, 2024, operating leases that have not yet commenced are not material.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to two years. One of these leases includes a tenant option to renew the lease term for up to five years.

For the three months ended March 31, 2024 and 2023, income related to lease payments was $0.2 million and $0.5 million, respectively. As of March 31, 2024, future income related to lease payments was as follows (in thousands):

2024 (remaining nine months)	$554
2025	228
2026	40
Total	$822

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$92,541	$109,802

Denominator:
Weighted-average outstanding shares — basic	48,635	47,234
Effect of dilutive securities	293	1,421
Weighted-average outstanding shares — diluted	48,928	48,655

Net income per share:
Basic	$1.90	$2.32
Diluted	$1.89	$2.26

Anti-dilutive common stock equivalents were not material in any of the periods presented.

Stock Repurchase Program

In October 2023, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $640.0 million in the aggregate of its common stock through October 29, 2026. Shares are retired upon repurchase. The Company repurchased 6,100 shares of its common stock for an aggregate purchase price of $4.1 million during the three months ended March 31, 2024.

Stock repurchased under the program may be made through open market repurchases, privately negotiated transactions or other structures in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of any repurchased common stock will be determined by the Company’s management based on its evaluation of market conditions, legal requirements, share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares, and may be suspended, modified, or discontinued at any time without prior notice.

The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax based on the value of certain stock repurchases in excess of stock issued for employee compensation made after December 31, 2022. This provision did not have an impact on the Company’s condensed consolidated financial statements for the three months ended  March 31, 2024.

8. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the enterprise data, storage and computing, automotive, communications, consumer and industrial markets. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations.

The Company sells its products primarily to third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
Customer	2024	2023
Distributor A	41%	20%
Distributor B	13%	21%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2024	2023
Distributor A	49%	42%
Distributor B	14%	13%
Distributor C	*	10%

* Represents less than 10%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended March 31,
Country or Region	2024	2023
China	$263,040	$225,052
Taiwan	100,450	48,833
South Korea	35,537	45,680
Europe	17,742	43,103
United States	14,820	31,017
Southeast Asia	13,239	26,432
Japan	12,948	30,815
Other	109	133
Total	$457,885	$451,065

The following is a summary of revenue by product family (in thousands):

	Three Months Ended March 31,
Product Family	2024	2023
Direct Current (“DC”) to DC	$415,975	$425,181
Lighting Control	41,910	25,884
Total	$457,885	$451,065

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31,	December 31,
Country	2024	2023
China	$188,698	$184,685
United States	121,775	119,430
Taiwan	38,084	39,419
Other	27,016	25,418
Total	$375,573	$368,952

9. COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are generally based on a specific assessment of the products sold with warranties when a customer asserts a claim for warranty or for a product defect.

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$16,906	$24,082
Warranties issued	100	362
Repairs, replacement and refund	(4,015)	(672)
Changes in liability for pre-existing warranties	(118)	(4,046)
Balance at end of period	$12,873	$19,726

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2024, the Company had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, as of March 31, 2024 were as follows (in thousands):

2024 (remaining nine months)	$269,531
2025	329,050
2026	1,600
2027	29,993
Total	$630,174

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2024, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2024	2023
Cash	$363,038	$392,329
Money market funds	125,235	135,514
Certificates of deposit	166,157	127,123
Corporate debt securities	60,380	95,101
U.S. treasuries and government agency bonds	571,579	358,409
Auction-rate securities backed by student-loan notes	518	567
Total	$1,286,907	$1,109,043

	March 31,	December 31,
	2024	2023
Reported as:
Cash and cash equivalents	$488,273	$527,843
Short-term investments	798,116	580,633
Investment within other long-term assets	518	567
Total	$1,286,907	$1,109,043

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2024 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$738,665	$737,861
Due in 1 - 5 years	60,667	60,255
Due in greater than 5 years	525	518
Total	$799,857	$798,634

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$125,235	$-	$-	$125,235
Certificates of deposit	166,157	-	-	166,157
Corporate debt securities	61,353	1	(974)	60,380
U.S. treasuries and government agency bonds	571,822	7	(250)	571,579
Auction-rate securities backed by student-loan notes	525	-	(7)	518
Total	$925,092	$8	$(1,231)	$923,869

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$135,514	$-	$-	$135,514
Certificates of deposit	127,123	-	-	127,123
Corporate debt securities	96,636	4	(1,539)	95,101
U.S. treasuries and government agency bonds	358,177	327	(95)	358,409
Auction-rate securities backed by student-loan notes	574	-	(7)	567
Total	$718,024	$331	$(1,641)	$716,714

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5,436	$(9)	$51,943	$(965)	$57,379	$(974)
U.S. treasuries and government agency bonds	509,959	(250)	-	-	509,959	(250)
Auction-rate securities backed by student-loan notes	-	-	518	(7)	518	(7)
Total	$515,395	$(259)	$52,461	$(972)	$567,856	$(1,231)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$20,792	$(19)	$70,806	$(1,520)	$91,598	$(1,539)
U.S. treasuries and government agency bonds	97,599	(95)	-	-	97,599	(95)
Auction-rate securities backed by student-loan notes	-	-	567	(7)	567	(7)
Total	$118,391	$(114)	$71,373	$(1,527)	$189,764	$(1,641)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2024 and December 31, 2023, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$488,273	$527,843
Restricted cash included in other current assets	-	33,204
Restricted cash included in other long-term assets	125	134
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$488,398	$561,181

The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024. See Note 4 for additional information. As of March 31, 2024 and  December 31, 2023, restricted cash included in other long-term assets was related to a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

11. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
●	Level 2 —includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables summarize the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$125,235	$125,235	$-	$-
Certificates of deposit	166,157	-	166,157	-
Corporate debt securities	60,380	-	60,380	-
U.S. treasuries and government agency bonds	571,579	-	571,579	-
Auction-rate securities backed by student-loan notes	518	-	-	518
Mutual funds and money market funds under deferred compensation plan	57,373	57,373	-	-
Total	$981,242	$182,608	$798,116	$518

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$135,514	$135,514	$-	$-
Certificates of deposit	127,123	-	127,123	-
Corporate debt securities	95,101	-	95,101	-
U.S. treasuries and government agency bonds	358,409	-	358,409	-
Auction-rate securities backed by student-loan notes	567	-	-	567
Mutual funds and money market funds under deferred compensation plan	54,836	54,836	-	-
Total	$771,550	$190,350	$580,633	$567

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2024	2023
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$25,677	$23,545
Fair value of mutual funds and money market funds	57,373	54,836
Total	$83,050	$78,381

Deferred compensation plan assets reported in:
Other long-term assets	$83,050	$78,381

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$7,534	$384
Other long-term liabilities	78,085	80,903
Total	$85,619	$81,287

13. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$6,914	$4,808
Amortization of discount (premium) on available-for-sale securities	4,123	(260)
Gain on deferred compensation plan investments	4,019	2,534
Charitable contributions	(5,850)	(2,000)
Other	334	215
Total	$9,540	$5,297

14. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2024 was $12.5 million, or 11.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

On December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. It includes a 15% CIT applicable to Bermuda businesses that are multinational enterprises (“MNE”) with annual revenue of €750M or more beginning in 2025. The Bermuda CIT Act also includes an Economic Transition Adjustment (“ETA”) that requires MNEs to revalue their assets and liabilities, excluding goodwill, at their fair value as of September 30, 2023. There is an election to opt out of the ETA. As the Bermuda CIT Act is not effective until January 1, 2025, the Company is evaluating whether or not to adopt this ETA. Based on the information available, the Company has not recorded any changes to income tax expense related to the Bermuda CIT Act as of  March 31, 2024.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2024	$(2,184)	$(24,878)	$(27,062)
Other comprehensive income (loss) before reclassifications	87	(13,822)	(13,735)
Tax effect	248	-	248
Net current period other comprehensive income (loss)	335	(13,822)	(13,487)
Balance as of March 31, 2024	$(1,849)	$(38,700)	$(40,549)

16. DIVIDENDS AND DIVIDEND EQUIVALENTS

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

	Three Months Ended March 31,
	2024	2023
Dividend declared per share	$1.25	$1.00
Total amount	$60,834	$47,330

As of March 31, 2024 and December 31, 2023, accrued dividends totaled $60.8 million and $47.9 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of March 31, 2024 and December 31, 2023, accrued dividend equivalents totaled $11.4 million and $11.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, including the global economic downturn, the Russia-Ukraine conflict and the Middle East conflict on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the enterprise data, storage and computing, automotive, communications, consumer and industrial markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	business outlook for the remainder of 2024 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to continue our stock repurchase program and pay cash dividends and dividend equivalents;

•	the factors that differentiate us from our competitors; and

•	our ability to adequately remediate our material weakness.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as the global economic downturn, the Russia-Ukraine conflict and the Middle East conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical supply chain lead times for orders are generally 16 to 26 weeks. These factors, combined with the fact that our customers can cancel or reschedule orders without significant penalty to the customer, make the forecasting of our orders, revenue and expenses difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 93% and 84% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.

We derive a majority of our revenue from the sales of our DC to DC converter products which serve the enterprise data, storage and computing, automotive, communications, consumer and industrial markets. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Macroeconomic Conditions and Regulations

The semiconductor industry continues to face a number of macro-economic challenges including reduced consumer spending, fluctuations in demand for semiconductors, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of the global economic downturn, Russia-Ukraine conflict and the Middle East conflict. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2024		2023
	(In thousands, except percentages)
Revenue	$457,885	100.0%	$451,065	100.0%
Cost of revenue	205,444	44.9	192,285	42.6
Gross profit	252,441	55.1	258,780	57.4
Operating expenses:
Research and development	75,990	16.6	63,709	14.1
Selling, general and administrative	80,964	17.7	70,795	15.7
Total operating expenses	156,954	34.3	134,504	29.8
Operating income	95,487	20.8	124,276	27.6
Other income, net	9,540	2.1	5,297	1.1
Income before income taxes	105,027	22.9	129,573	28.7
Income tax expense	12,486	2.7	19,771	4.4
Net income	$92,541	20.2%	$109,802	24.3%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2024	% of Revenue	2023	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$149,727	32.7%	$47,163	10.5%
Storage and Computing	106,121	23.2	119,822	26.6
Automotive	87,092	19.0	105,342	23.3
Communications	46,645	10.2	67,906	15.1
Consumer	38,074	8.3	63,363	14.0
Industrial	30,226	6.6	47,469	10.5
Total	$457,885	100.0%	$451,065	100.0%

Revenue for the three months ended March 31, 2024 was $457.9 million, an increase of $6.8 million, or 1.5%, from $451.1 million for the three months ended March 31, 2023. The increase in revenue was primarily due to higher average selling prices resulting primarily from product mix, which was partially offset by lower shipment volume.

For the three months ended March 31, 2024, revenue from the enterprise data market increased $102.6 million, or 217.5%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. Revenue from the storage and computing market decreased $13.7 million, or 11.4%, from the same period in 2023. This decrease was primarily due to lower sales of storage applications, partially offset by higher sales of commercial notebooks. Revenue from the automotive market decreased $18.3 million, or 17.3%, from the same period in 2023. This decrease was primarily due to lower sales of our highly integrated applications supporting infotainment, USB connector and body electronics. Revenue from the communications market decreased $21.3 million, or 31.3%, from the same period in 2023. This decrease was primarily driven by lower demand for infrastructure related products. Revenue from the consumer market decreased $25.3 million, or 39.9%, from the same period in 2023. This decrease was broad-based and primarily driven by lower sales of products for home appliances and gaming. Revenue from the industrial market decreased $17.2 million, or 36.3%, from the same period in 2023. This decrease was mainly driven by lower sales of security and industrial meters applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except percentages)
Cost of revenue	$205,444	$192,285
As a percentage of revenue	44.9%	42.6%
Gross profit	$252,441	$258,780
Gross margin	55.1%	57.4%

Cost of revenue was $205.4 million, or 44.9% of revenue, for the three months ended March 31, 2024, and $192.3 million, or 42.6% of revenue, for the three months ended March 31, 2023. The $13.2 million increase in cost of revenue was primarily driven by product mix, higher inventory write-downs and higher warranty expenses, partially offset by lower shipment volume.

Gross margin was 55.1% for the three months ended March 31, 2024, compared with 57.4% for the three months ended March 31, 2023. The decrease in gross margin was mainly driven by an increase in inventory write-downs and warranty expenses as a percentage of revenue.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except percentages)
R&D expenses	$75,990	$63,709
As a percentage of revenue	16.6%	14.1%

R&D expenses were $76.0 million, or 16.6% of revenue, for the three months ended March 31, 2024, and $63.7 million, or 14.1% of revenue, for the three months ended March 31, 2023. The $12.3 million increase in R&D expenses was primarily due to a $5.8 million increase in cash compensation expenses, a $3.5 million increase in stock-based compensation expenses and related employer payroll taxes, and a $1.1 million increase in third party service fees.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and litigation expenses.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except percentages)
SG&A expenses	$80,964	$70,795
As a percentage of revenue	17.7%	15.7%

SG&A expenses were $81.0 million, or 17.7% of revenue, for the three months ended March 31, 2024, and $70.8 million, or 15.7% of revenue, for the three months ended March 31, 2023. The $10.2 million increase in SG&A expenses was driven by a $10.5 million increase in stock-based compensation expenses and related employer payroll taxes.

Other Income, Net

Other income, net, was $9.5 million for the three months ended March 31, 2024, compared with $5.3 million for the three months ended March 31, 2023. The increase in other income was primarily due to an increase of $6.5 million in net interest income and $1.5 million in income related to changes in the value of deferred compensation plan investments, partially offset by an increase in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2024 was $12.5 million, or 11.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended March 31, 2024.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 14 for further details.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023
	(In thousands, except percentages)
Cash and cash equivalents	$488,273	$527,843
Short-term investments	798,116	580,633
Total cash, cash equivalents and short-term investments	$1,286,389	$1,108,476
Percentage of total assets	49.9%	45.5%

Total current assets	$1,976,492	$1,819,499
Total current liabilities	(311,880)	(235,035)
Working capital	$1,664,612	$1,584,464

As of March 31, 2024, we had cash and cash equivalents of $488.3 million and short-term investments of $798.1 million, compared with cash and cash equivalents of $527.8 million and short-term investments of $580.6 million as of December 31, 2023. As of March 31, 2024, $310.3 million of cash and cash equivalents and $769.4 million of short-term investments were held by our international subsidiaries. We have repatriated and may continue to repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$248,051	$218,807
Net cash provided by (used in) investing activities	(266,015)	12,314
Net cash used in financing activities	(50,001)	(32,252)
Effect of change in exchange rates	(4,818)	1,497
Net increase (decrease) in cash, cash equivalents and restricted cash	$(72,783)	$200,366

For the three months ended March 31, 2024, the $29.2 million increase in cash provided by operating activities compared to the same period in 2023 was primarily due to the collection of $50.0 million of other receivables related to a long-term wafer supply agreement, partially offset by increased inventory purchases. This increase was also affected by changes in other working capital.

For the three months ended March 31, 2024, the $278.3 million increase in cash used in investing activities compared to the same period in 2023 was primarily due to an increase of $236.5 million in purchases of investments and $33.3 million paid for the acquisition of Axign.

For the three months ended March 31, 2024, the $17.7 million increase in cash used in financing activities compared to the same period in 2023 was primarily due to an increase of $12.8 million in dividend and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,286.4 million as of March 31, 2024, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2024, we had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

As of March 31, 2024, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, were $630.2 million, of which $341.3 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2024, the remaining liability totaled $11.1 million, of which $4.9 million was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of March 31, 2024, these obligations totaled $8.6 million, of which $2.6 million was classified as short-term.

Capital Return to Stockholders

In October 2023, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,100 shares of our common stock for an aggregate purchase price of $4.1 million during the three months ended March 31, 2024. As of March 31, 2024, $632.2 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of March 31, 2024, accrued dividends totaled $60.8 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2024, these obligations totaled $81.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2023.

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

Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, during the year-end financial reporting process of fiscal year 2023, a material weakness was identified in internal control over financial reporting within the Company’s demand forecast process regarding excess and obsolete inventory. The material weakness resulted from ineffective design of the controls related to management’s review and documentation of the Company’s inventory demand information and other assumptions used to determine the inventory carrying value adjustments necessary to record such quantities at the lower of their cost or net realizable value.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a misstatement to the audited consolidated financial statements for the year ended December 31, 2023.

Notwithstanding the material weakness in internal control over financial reporting described above, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Ongoing Remediation of Previously Identified Material Weakness

With respect to the material weakness described above, management, under the oversight of the Audit Committee, has implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. However, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2024, there were no material pending legal proceedings to which we were a party.

Item 1A. Risk Factors

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,100 shares of our common stock for an aggregate purchase price of $4.1 million during the three months ended March 31, 2024.

Stock repurchases under the program may be made through open market repurchases, privately negotiated transactions or other structures in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of shares of any repurchased common stock will be determined by our management based on the evaluation of market conditions, legal requirements, stock price, and other factors. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

The following table represents details of our stock repurchase transactions during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
January 1, 2024 – January 31, 2024	2	$602.62	2	$634,993
February 1, 2024 – February 29, 2024	2	$700.62	2	$633,592
March 1, 2024 – March 31, 2024	2	$704.53	2	$632,183
Total	6	$668.17	6

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2024:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Victor K. Lee, Director	February 28, 2024	Through February 28, 2025	Up to 1,000
Saria Tseng, Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary	February 29, 2024	Through February 28, 2025	Up to 38,951

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2024:

Name and Title	Termination Date	Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	February 12, 2024	Through December 31, 2024	Up to 138,180	11,515

During the three months ended March 31, 2024, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 3, 2024
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)