Form 10-Q
period 2024-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2024-08-02
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 48,752,000 shares of the registrant’s common stock issued and outstanding as of July 26, 2024.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$550,475	$527,843
Short-term investments	756,770	580,633
Accounts receivable, net	157,890	179,858
Inventories	426,751	383,702
Other current assets	105,547	147,463
Total current assets	1,997,433	1,819,499
Property and equipment, net	400,534	368,952
Acquisition-related intangible assets, net	10,512	-
Goodwill	26,080	6,571
Deferred tax assets, net	29,707	28,054
Other long-term assets	183,866	211,277
Total assets	$2,648,132	$2,434,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,894	$62,958
Accrued compensation and related benefits	63,917	56,286
Other accrued liabilities	131,348	115,791
Total current liabilities	295,159	235,035
Income tax liabilities	60,440	60,724
Other long-term liabilities	96,675	88,655
Total liabilities	452,274	384,414
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 48,698 and 48,028, respectively	1,224,144	1,129,937
Retained earnings	1,016,208	947,064
Accumulated other comprehensive loss	(44,494)	(27,062)
Total stockholders’ equity	2,195,858	2,049,939
Total liabilities and stockholders’ equity	$2,648,132	$2,434,353

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$507,431	$441,128	$965,316	$892,193
Cost of revenue	226,853	193,453	432,297	385,738
Gross profit	280,578	247,675	533,019	506,455
Operating expenses:
Research and development	77,945	63,688	153,935	127,397
Selling, general and administrative	86,097	71,662	167,061	142,457
Total operating expenses	164,042	135,350	320,996	269,854
Operating income	116,536	112,325	212,023	236,601
Other income, net	7,512	6,543	17,052	11,840
Income before income taxes	124,048	118,868	229,075	248,441
Income tax expense	23,682	19,364	36,168	39,135
Net income	$100,366	$99,504	$192,907	$209,306

Net income per share:
Basic	$2.06	$2.10	$3.96	$4.42
Diluted	$2.05	$2.04	$3.94	$4.30
Weighted-average shares outstanding:
Basic	48,687	47,489	48,660	47,361
Diluted	48,945	48,756	48,935	48,705

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$100,366	$99,504	$192,907	$209,306
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,313)	(26,180)	(18,135)	(23,261)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $50, $158, $(198) and $469, respectively	368	728	703	2,941
Other comprehensive loss, net of tax:	(3,945)	(25,452)	(17,432)	(20,320)
Comprehensive income	$96,421	$74,052	$175,475	$188,986

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2024	48,667	$1,176,382	$977,724	$(40,549)	$2,113,557
Net income	-	-	100,366	-	100,366
Other comprehensive loss	-	-	-	(3,945)	(3,945)
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,882)	-	(61,882)
Common stock issued under the employee equity incentive plan	37	-	-	-	-
Repurchases of common stock	(6)	(4,550)	-	-	(4,550)
Stock-based compensation expense	-	52,312	-	-	52,312
Balance as of June 30, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2023	47,411	$1,017,131	$777,075	$(17,945)	$1,776,261
Net income	-	-	99,504	-	99,504
Other comprehensive loss	-	-	-	(25,452)	(25,452)
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,223)	-	(49,223)
Common stock issued under the employee equity incentive plan	200	4	-	-	4
Stock-based compensation expense	-	37,995	-	-	37,995
Balance as of June 30, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	192,907	-	192,907
Other comprehensive loss	-	-	-	(17,432)	(17,432)
Dividends and dividend equivalents declared ($2.50 per share)	-	-	(123,763)	-	(123,763)
Common stock issued under the employee equity incentive plan	671	-	-	-	-
Common stock issued under the employee stock purchase plan	11	4,606	-	-	4,606
Repurchases of common stock	(12)	(8,626)	-	-	(8,626)
Stock-based compensation expense	-	98,227	-	-	98,227
Balance as of June 30, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	209,306	-	209,306
Other comprehensive loss	-	-	-	(20,320)	(20,320)
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(98,353)	-	(98,353)
Common stock issued under the employee equity incentive plan	495	1,114	-	-	1,114
Common stock issued under the employee stock purchase plan	9	3,737	-	-	3,737
Stock-based compensation expense	-	75,003	-	-	75,003
Balance as of June 30, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$192,907	$209,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,942	19,940
Amortization of premium (discount) on available-for-sale securities	(10,040)	56
Gain on deferred compensation plan investments	(5,285)	(5,022)
Gain on sale of equity investments	-	(1,424)
Deferred taxes, net	(5,821)	(984)
Stock-based compensation expense	98,232	75,001
Other	77	-
Changes in operating assets and liabilities:
Accounts receivable	21,951	13,544
Inventories	(42,350)	19,847
Other assets	60,590	(4,881)
Accounts payable	30,725	12,653
Accrued compensation and related benefits	8,353	(20,613)
Income tax liabilities	7,459	(14,802)
Other accrued liabilities	15,286	6,371
Net cash provided by operating activities	389,026	308,992
Cash flows from investing activities:
Purchases of property and equipment	(47,498)	(16,681)
Cash paid for an assumed lease	(18,175)	-
Purchases of investments	(589,615)	(211,407)
Maturities and sales of investments	420,514	232,206
Cash paid for acquisition, net of cash acquired	(33,283)	-
Contributions to deferred compensation plan, net	(1,309)	(3,855)
Net cash provided by (used in) investing activities	(269,366)	263
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,010)	(1,192)
Proceeds from common stock issued under the employee equity incentive plan	-	1,114
Proceeds from common stock issued under the employee stock purchase plan	4,606	3,737
Repurchases of common stock	(8,626)	-
Dividends and dividend equivalents paid	(117,608)	(85,863)
Net cash used in financing activities	(123,638)	(82,204)
Effect of change in exchange rates	(6,603)	(8,696)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,581)	218,355
Cash, cash equivalents and restricted cash, beginning of period	561,181	288,729
Cash, cash equivalents and restricted cash, end of period	$550,600	$507,084
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$34,064	$58,216
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$7,488	$2,586
Liability accrued for dividends and dividend equivalents	$62,949	$51,037

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2024. In addition to those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, the Company is subject to the following significant accounting policy due to the recent acquisition.

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

New Accounting Pronouncements Not Yet Adopted as of  June 30, 2024

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. These product sales accounted for 99% of the Company’s total revenue for each of the three and six months ended June 30, 2024 and 2023. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties. See Note 8 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended June 30, 2024 and 2023, 90% and 80%, respectively, of the Company’s product sales were made through distribution arrangements. For the six months ended  June 30, 2024 and 2023, 87% and 80%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of June 30, 2024 and December 31, 2023, customer prepayments totaled $5.6 million and $2.8 million, respectively. The increase in the customer prepayment balance for the six months ended June 30, 2024 resulted from an increase in unfulfilled customer orders for which the Company had received payments.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014, and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020, and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of June 30, 2024, 3.9 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,611	$1,150	$3,009	$2,297
Research and development	11,682	9,313	22,129	17,927
Selling, general and administrative (“SG&A”)	39,013	27,529	73,094	54,777
Total stock-based compensation expense	$52,306	$37,992	$98,232	$75,001
Tax benefit related to stock-based compensation (1)	$798	$663	$1,506	$1,086

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2024	102	$411.11	482		$397.77	1,502	$152.89	2,086	$222.04
Granted	30	$635.67	344	(1)	$593.33	-	$-	374	$596.68
Vested	(31)	$363.82	(77)		$307.93	(563)	$68.48	(671)	$109.62
Forfeited	(3)	$465.22	(1)		$396.40	(1)	$270.15	(5)	$412.40
Outstanding at June 30, 2024	98	$493.16	748		$496.84	938	$203.33	1,784	$342.19

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $25.5 million and $98.1 million for the three months ended June 30, 2024 and 2023, respectively. The intrinsic value related to vested RSUs was $428.6 million and $239.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total intrinsic value of all outstanding RSUs was $1.4 billion, based on the closing stock price of $821.68. As of June 30, 2024, unamortized compensation expense related to all outstanding RSUs was $350.8 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the six months ended June 30, 2024, the Compensation Committee granted 30,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

No shares were issued under the 2004 ESPP for the three months ended June 30, 2024 and 2023. For the six months ended June 30, 2024 and 2023, 11,000 and 9,000 shares were issued under the 2004 ESPP, respectively. As of June 30, 2024, 4.4 million shares were available for future issuance under the 2004 ESPP.

The intrinsic value of the shares issued was $3.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the unamortized expense was $0.4 million, which will be recognized through the third quarter of 2024. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	42.4%	55.8%
Risk-free interest rate	5.3%	5.0%
Dividend yield	0.7%	0.8%

Cash proceeds from the shares issued under the 2004 ESPP were $4.6 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

Purchase Consideration

The purchase consideration was $33.4 million in cash. Cash paid at the Acquisition Date included $3.8 million that is being held in an escrow account for a one-year period as recourse in the event of a breach of Axign’s representations and warranties.

In connection with the acquisition, the Company incurred $0.4 million in transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Purchase Price Allocation

The purchase price allocation for Axign is as follows (in thousands):

Inventory	$720
Other tangible assets acquired, net of liabilities assumed	1,487
Intangible assets:
Developed technology	9,184
IPR&D	2,147
Total identifiable net assets acquired	13,538
Goodwill	19,860
Total net assets acquired	$33,398

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

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$93,435	$118,917
Work in process	164,116	112,750
Finished goods	169,200	152,035
Total	$426,751	$383,702

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid wafer purchases	$60,000	$-
Prepaid expenses	27,570	28,964
RSU tax withholding proceeds receivable	71	20,141
Other receivables	-	50,000
Restricted cash	-	33,204
Other	17,906	15,154
Total	$105,547	$147,463

The Company held $60 million in prepaid wafer purchases as of June 30, 2024 and $50 million in other receivables as of December 31, 2023 related to deposits made to a supplier under a long-term wafer supply agreement. See Note 9 for details about the supply agreement. The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024. See Note 4 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Deferred compensation plan assets	$84,975	$78,381
Prepaid wafer purchases	60,000	120,000
Operating lease right-of-use (“ROU”) and related assets	33,681	8,355
Other	5,210	4,541
Total	$183,866	$211,277

Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 9 for details about the supply agreement. The operating lease ROU and related assets as of June 30, 2024 includes a fair value measurement related to favorable market terms on a building lease.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Dividends and dividend equivalents	$62,524	$57,697
Stock rotation and sales returns	21,716	18,843
Warranty	14,702	16,906
Customer prepayments	5,564	2,792
Accrued legal expenses	4,249	1,277
Income tax payable	9,641	8,063
Other	12,952	10,213
Total	$131,348	$115,791

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Deferred compensation plan liabilities	$80,115	$80,903
Operating lease liabilities	13,045	5,565
Dividend equivalents	3,515	2,187
Total	$96,675	$88,655

6. LEASES

Lessee

The Company has operating leases primarily for administrative, sales and marketing offices, manufacturing operations and R&D facilities, employee housing units and certain equipment. These leases have remaining lease terms from less than one year to 20 years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		June 30,	December 31,
	Financial Statement Line Item	2024	2023
Operating lease ROU assets	Other long-term assets	$15,956	$8,355

Operating lease liabilities	Other accrued liabilities	$2,446	$2,303
	Other long-term liabilities	$13,045	$5,565

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$1,014	$759	$1,911	$1,475
Other	648	554	1,198	1,092
Total lease costs	$1,662	$1,313	$3,109	$2,567

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,027	$774	$1,700	$1,638
ROU assets obtained in exchange for new operating lease liabilities	$7,809	$290	$9,271	$4,835

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	12.1	4.7
Weighted-average discount rate	5.4%	4.3%

As of June 30, 2024, the maturities of the lease liabilities were as follows (in thousands):

2024 (remaining six months)	$1,617
2025	2,997
2026	2,249
2027	2,012
2028	1,380
Thereafter	12,534
Total remaining lease payments	22,789
Less: imputed interest	(7,298)
Total lease liabilities	$15,491

As of June 30, 2024, operating leases that have not yet commenced are not material.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to five years. Some of these leases include a tenant option to renew the lease term for up to five years.

For the three months ended June 30, 2024 and 2023, income related to lease payments was $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, income related to lease payments was $0.4 million and $0.8 million, respectively. As of June 30, 2024, future income related to lease payments was as follows (in thousands):

2024 (remaining six months)	$525
2025	578
2026	402
2027	373
2028	384
Thereafter	129
Total	$2,391

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$100,366	$99,504	$192,907	$209,306

Denominator:
Weighted-average outstanding shares — basic	48,687	47,489	48,660	47,361
Effect of dilutive securities	258	1,267	275	1,344
Weighted-average outstanding shares — diluted	48,945	48,756	48,935	48,705

Net income per share:
Basic	$2.06	$2.10	$3.96	$4.42
Diluted	$2.05	$2.04	$3.94	$4.30

Anti-dilutive common stock equivalents were not material in any of the periods presented.

Stock Repurchase Program

In October 2023, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $640.0 million in the aggregate of its common stock through October 29, 2026. Shares are retired upon repurchase. The Company repurchased 6,300 and 12,400 shares of its common stock for an aggregate purchase price of $4.5 million and $8.6 million during the three and six months ended June 30, 2024, respectively.

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

The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax based on the value of certain stock repurchases in excess of stock issued for employee compensation made after December 31, 2022. This provision did not have an impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

The Company sells its products primarily to third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
Distributor A	38%	22%	40%	21%
Distributor B	17%	20%	15%	21%
Distributor C	*	11%	*	10%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	June 30,	December 31,
Customer	2024	2023
Distributor A	41%	42%
Distributor B	24%	13%
Distributor C	*	10%

* Represents less than 10%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2024	2023	2024	2023
China	$282,514	$216,172	$545,554	$441,224
Taiwan	127,396	70,212	227,846	119,045
South Korea	39,513	40,669	75,050	86,349
Europe	19,105	36,348	36,847	79,451
United States	13,927	27,571	28,747	58,588
Southeast Asia	11,352	21,708	24,591	48,140
Japan	13,552	28,288	26,500	59,103
Other	72	160	181	293
Total	$507,431	$441,128	$965,316	$892,193

In the second quarter of 2024, the Company reclassified certain products in its product families. The prior periods in the table below have been updated to conform with the new methodology.

The following is a summary of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2024	2023	2024	2023
Direct Current (“DC”) to DC	$501,302	$418,175	$947,367	$843,356
Lighting Control	6,129	22,953	17,949	48,837
Total	$507,431	$441,128	$965,316	$892,193

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30,	December 31,
Country	2024	2023
China	$207,614	$184,685
United States	124,000	119,430
Taiwan	37,071	39,419
Other	31,849	25,418
Total	$400,534	$368,952

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$12,873	$19,726	$16,906	$24,082
Warranties issued	2,225	580	2,325	942
Repairs, replacement and refund	(116)	(1,581)	(4,130)	(2,253)
Changes in liability for pre-existing warranties	(280)	(1,071)	(399)	(5,117)
Balance at end of period	$14,702	$17,654	$14,702	$17,654

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2024, the Company had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, as of June 30, 2024 were as follows (in thousands):

2024 (remaining six months)	$151,590
2025	388,949
2026	1,572
2027	29,476
Total	$571,587

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of June 30, 2024, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30,	December 31,
	2024	2023
Cash	$357,743	$392,329
Money market funds	192,732	135,514
Certificates of deposit	165,120	127,123
Corporate debt securities	22,729	95,101
U.S. treasuries and government agency bonds	568,921	358,409
Auction-rate securities backed by student-loan notes	345	567
Total	$1,307,590	$1,109,043

	June 30,	December 31,
	2024	2023
Reported as:
Cash and cash equivalents	$550,475	$527,843
Short-term investments	756,770	580,633
Investment within other long-term assets	345	567
Total	$1,307,590	$1,109,043

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2024 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$722,601	$721,901
Due in 1 - 5 years	34,969	34,869
Due in greater than 5 years	350	345
Total	$757,920	$757,115

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$192,732	$-	$-	$192,732
Certificates of deposit	165,120	-	-	165,120
Corporate debt securities	23,285	1	(557)	22,729
U.S. treasuries and government agency bonds	569,165	5	(249)	568,921
Auction-rate securities backed by student-loan notes	350	-	(5)	345
Total	$950,652	$6	$(811)	$949,847

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$135,514	$-	$-	$135,514
Certificates of deposit	127,123	-	-	127,123
Corporate debt securities	96,636	4	(1,539)	95,101
U.S. treasuries and government agency bonds	358,177	327	(95)	358,409
Auction-rate securities backed by student-loan notes	574	-	(7)	567
Total	$718,024	$331	$(1,641)	$716,714

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$-	$-	$22,278	$(557)	$22,278	$(557)
U.S. treasuries and government agency bonds	474,947	(214)	17,351	(35)	492,298	(249)
Auction-rate securities backed by student-loan notes	-	-	345	(5)	345	(5)
Total	$474,947	$(214)	$39,974	$(597)	$514,921	$(811)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$20,792	$(19)	$70,806	$(1,520)	$91,598	$(1,539)
U.S. treasuries and government agency bonds	97,599	(95)	-	-	97,599	(95)
Auction-rate securities backed by student-loan notes	-	-	567	(7)	567	(7)
Total	$118,391	$(114)	$71,373	$(1,527)	$189,764	$(1,641)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2024 and December 31, 2023, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$550,475	$527,843
Restricted cash included in other current assets	-	33,204
Restricted cash included in other long-term assets	125	134
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$550,600	$561,181

The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024. See Note 4 for additional information. As of June 30, 2024 and  December 31, 2023, restricted cash included in other long-term assets was related to a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

11. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
●	Level 2 —includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables summarize the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$192,732	$192,732	$-	$-
Certificates of deposit	165,120	-	165,120	-
Corporate debt securities	22,729	-	22,729	-
U.S. treasuries and government agency bonds	568,921	-	568,921	-
Auction-rate securities backed by student-loan notes	345	-	-	345
Mutual funds and money market funds under deferred compensation plan	58,928	58,928	-	-
Total	$1,008,775	$251,660	$756,770	$345

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$135,514	$135,514	$-	$-
Certificates of deposit	127,123	-	127,123	-
Corporate debt securities	95,101	-	95,101	-
U.S. treasuries and government agency bonds	358,409	-	358,409	-
Auction-rate securities backed by student-loan notes	567	-	-	567
Mutual funds and money market funds under deferred compensation plan	54,836	54,836	-	-
Total	$771,550	$190,350	$580,633	$567

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2024	2023
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$26,047	$23,545
Fair value of mutual funds and money market funds	58,928	54,836
Total	$84,975	$78,381

Deferred compensation plan assets reported in:
Other long-term assets	$84,975	$78,381

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$7,534	$384
Other long-term liabilities	80,115	80,903
Total	$87,649	$81,287

13. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$6,630	$5,965	$13,544	$10,773
Amortization of discount (premium) on available-for-sale securities	5,917	204	10,040	(56)
Other	(5,035)	374	(6,532)	1,123
Total	$7,512	$6,543	$17,052	$11,840

14. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2024 was $23.7 million, or 19.1% of pre-tax income. The income tax expense for the six months ended June 30, 2024 was $36.2 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

On December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. It includes a 15% CIT applicable to Bermuda businesses that are multinational enterprises (“MNE”) with annual revenue of €750M or more beginning in 2025. The Bermuda CIT Act also includes an Economic Transition Adjustment (“ETA”) that requires MNEs to revalue their assets and liabilities, excluding goodwill, at their fair value as of September 30, 2023. There is an election to opt out of the ETA. As the Bermuda CIT Act is not effective until January 1, 2025, the Company is evaluating whether or not to adopt this ETA. Based on the information available, the Company has not recorded any changes to income tax expense related to the Bermuda CIT Act as of  June 30, 2024.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2024	$(2,184)	$(24,878)	$(27,062)
Other comprehensive income (loss) before reclassifications	87	(13,822)	(13,735)
Tax effect	248	-	248
Net current period other comprehensive income (loss)	335	(13,822)	(13,487)
Balance as of March 31, 2024	(1,849)	(38,700)	(40,549)
Other comprehensive income (loss) before reclassifications	355	(4,313)	(3,958)
Amounts reclassified from accumulated other comprehensive loss	63	-	63
Tax effect	(50)	-	(50)
Net current period other comprehensive income (loss)	368	(4,313)	(3,945)
Balance as of June 30, 2024	$(1,481)	$(43,013)	$(44,494)

The amount reclassified from accumulated other comprehensive loss for the period presented was recorded in other income, net, on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividend declared per share	$1.25	$1.00	$2.50	$2.00
Total amount	$60,872	$47,530	$121,706	$94,860

As of June 30, 2024 and December 31, 2023, accrued dividends totaled $60.9 million and $47.9 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of June 30, 2024 and December 31, 2023, accrued dividend equivalents totaled $5.2 million and $11.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, including the global economic downturn, the Russia-Ukraine conflict and the Middle East conflict on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the enterprise data, storage and computing, automotive, communications, consumer and industrial markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	business outlook for the remainder of 2024 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to continue our stock repurchase program and pay cash dividends and dividend equivalents;

•	the factors that differentiate us from our competitors; and

•	our ability to adequately remediate our material weakness.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct and indirect sales to customers in Asia was 93% and 85% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and 93% and 84% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Our revenue from indirect sales to one customer, which primarily comprised power management solutions for AI applications, was 21% and 5% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and 19% and 4% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.

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

Macroeconomic Conditions and Regulations

The semiconductor industry has historically been impacted by various macro-economic challenges including fluctuations in consumer spending, fluctuations in demand for semiconductors, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

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

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(In thousands, except percentages)
Revenue	$507,431	100.0%	$441,128	100.0%	$965,316	100.0%	$892,193	100.0%
Cost of revenue	226,853	44.7	193,453	43.9	432,297	44.8	385,738	43.2
Gross profit	280,578	55.3	247,675	56.1	533,019	55.2	506,455	56.8
Operating expenses:
Research and development	77,945	15.3	63,688	14.4	153,935	15.9	127,397	14.3
Selling, general and administrative	86,097	17.0	71,662	16.2	167,061	17.3	142,457	16.0
Total operating expenses	164,042	32.3	135,350	30.6	320,996	33.2	269,854	30.3
Operating income	116,536	23.0	112,325	25.5	212,023	22.0	236,601	26.5
Other income, net	7,512	1.4	6,543	1.5	17,052	1.7	11,840	1.3
Income before income taxes	124,048	24.4	118,868	27.0	229,075	23.7	248,441	27.8
Income tax expense	23,682	4.6	19,364	4.4	36,168	3.7	39,135	4.3
Net income	$100,366	19.8%	$99,504	22.6%	$192,907	20.0%	$209,306	23.5%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,				Six Months Ended June 30,
End Market	2024	% of Revenue	2023	% of Revenue	2024	% of Revenue	2023	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$187,211	36.9%	$47,982	10.9%	$336,938	34.9%	$95,145	10.7%
Storage and Computing	114,955	22.7	124,543	28.2	221,076	22.9	244,365	27.4
Automotive	87,193	17.2	104,394	23.6	174,285	18.1	209,736	23.5
Communications	43,566	8.5	49,293	11.2	90,211	9.3	117,199	13.1
Consumer	42,229	8.3	65,187	14.8	80,303	8.3	128,550	14.4
Industrial	32,277	6.4	49,729	11.3	62,503	6.5	97,198	10.9
Total	$507,431	100.0%	$441,128	100.0%	$965,316	100.0%	$892,193	100.0%

Revenue for the three months ended June 30, 2024 was $507.4 million, an increase of $66.3 million, or 15.0%, from $441.1 million for the three months ended June 30, 2023. The increase in revenue was primarily due to higher average selling prices resulting primarily from product mix.

For the three months ended June 30, 2024, revenue from the enterprise data market increased $139.2 million, or 290.2%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. Revenue from the storage and computing market for the three months ended June 30, 2024 decreased $9.6 million, or 7.7%, from the same period in 2023. This decrease was primarily due to lower sales of storage and graphic card applications. Second quarter 2024 automotive revenue decreased $17.2 million, or 16.5%, from the same period in 2023. This decrease was primarily due to lower sales of applications supporting body electronics, digital cockpits and infotainment. Revenue from the communications market decreased $5.7 million, or 11.6%, from the same period in 2023. This decrease was primarily driven by lower demand for infrastructure related products. Second quarter 2024 revenue from the consumer market decreased $23.0 million, or 35.2%, from the same period in 2023. This decrease was primarily driven by lower sales of products for gaming and home appliances. Revenue from the industrial market decreased $17.5 million, or 35.1%, from the same period in 2023. This decrease was mainly driven by lower sales of products related to industrial meter, power source and security applications.

Revenue for the six months ended June 30, 2024 was $965.3 million, an increase of $73.1 million, or 8.2%, from $892.2 million for the six months ended June 30, 2023. The increase in revenue was primarily due to higher average selling prices resulting primarily from product mix, which was partially offset by lower shipment volume.

For the six months ended June 30, 2024, revenue from the enterprise data market increased $241.8 million, or 254.1%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. First half 2024 revenue from the storage and computing market decreased $23.3 million, or 9.5%, from the same period in 2023. This decrease was primarily due to lower sales of storage and graphic card applications, partially offset by higher sales of commercial notebooks. Revenue from the automotive market for the first six months of 2024 decreased $35.5 million, or 16.9%, from the same period in 2023. This decrease was primarily due to lower sales of applications supporting digital cockpits, body electronics and USB connectors. Revenue from the communications market decreased $27.0 million, or 23.0%, from the same period in 2023. This decrease was primarily driven by lower demand for infrastructure related products. For the six months ended June 30, 2024, consumer revenue decreased $48.2 million, or 37.5%, from the same period in 2023. This decrease was broad-based and primarily driven by lower sales of products for gaming and home appliances. Revenue from the industrial market decreased $34.7 million, or 35.7%, from the same period in 2023. This decrease was mainly driven by lower sales of products related to industrial meter, security and power source applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
Cost of revenue	$226,853	$193,453	$432,297	$385,738
As a percentage of revenue	44.7%	43.9%	44.8%	43.2%
Gross profit	$280,578	$247,675	$533,019	$506,455
Gross margin	55.3%	56.1%	55.2%	56.8%

Cost of revenue was $226.9 million, or 44.7% of revenue, for the three months ended June 30, 2024, and $193.5 million, or 43.9% of revenue, for the three months ended June 30, 2023. The $33.4 million increase in cost of revenue was primarily driven by increases in the average costs due to product mix.

Gross margin was 55.3% for the three months ended June 30, 2024, compared with 56.1% for the three months ended June 30, 2023. The decrease in gross margin was mainly driven by an increase in inventory write-downs and warranty expenses as a percentage of revenue, partially offset by lower manufacturing overhead costs.

Cost of revenue was $432.3 million, or 44.8% of revenue, for the six months ended June 30, 2024, and $385.7 million, or 43.2% of revenue, for the six months ended June 30, 2023. The $46.6 million increase in cost of revenue was primarily driven by increases in the average costs due to product mix, higher inventory write-downs and higher warranty expenses, partially offset by lower shipment volume.

Gross margin was 55.2% for the six months ended June 30, 2024, compared with 56.8% for the six months ended June 30, 2023. The decrease in gross margin was mainly driven by an increase in inventory write-downs and warranty expenses as a percentage of revenue, partially offset by lower manufacturing overhead costs.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
R&D expenses	$77,945	$63,688	$153,935	$127,397
As a percentage of revenue	15.3%	14.4%	15.9%	14.3%

R&D expenses were $77.9 million, or 15.3% of revenue, for the three months ended June 30, 2024, and $63.7 million, or 14.4% of revenue, for the three months ended June 30, 2023. The $14.3 million increase in R&D expenses was primarily due to a $9.0 million increase in cash compensation and benefits and a $2.4 million increase in stock-based compensation expenses.

R&D expenses were $153.9 million, or 15.9% of revenue, for the six months ended June 30, 2024, and $127.4 million, or 14.3% of revenue, for the six months ended June 30, 2023. The $26.5 million increase in R&D expenses was primarily due to a $15.3 million increase in cash compensation and benefits, a $6.0 million increase in stock-based compensation expenses and related payroll taxes and a $1.4 million increase in professional services.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and litigation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
SG&A expenses	$86,097	$71,662	$167,061	$142,457
As a percentage of revenue	17.0%	16.2%	17.3%	16.0%

SG&A expenses were $86.1 million, or 17.0% of revenue, for the three months ended June 30, 2024, and $71.7 million, or 16.2% of revenue, for the three months ended June 30, 2023. The $14.4 million increase in SG&A expenses was primarily driven by an $11.5 million increase in stock-based compensation expenses and a $1.8 million increase in sales commissions.

SG&A expenses were $167.1 million, or 17.3% of revenue, for the six months ended June 30, 2024, and $142.5 million, or 16.0% of revenue, for the six months ended June 30, 2023. The $24.6 million increase in SG&A expenses was primarily driven by an $18.3 million increase in stock-based compensation expenses, a $2.0 million increase in professional services and a $1.4 million increase in cash compensation and benefits.

Other Income, Net

Other income, net, was $7.5 million for the three months ended June 30, 2024, compared with $6.5 million for the three months ended June 30, 2023. The increase in other income was primarily due to an increase in net interest income, partially offset by a decrease in income related to changes in the value of deferred compensation plan investments.

Other income, net, was $17.1 million for the six months ended June 30, 2024, compared with $11.8 million for the six months ended June 30, 2023. The increase in other income was primarily due to an increase of $12.9 million in net interest income, partially offset by an increase in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2024 was $23.7 million, or 19.1% of pre-tax income. The income tax expense for the six months ended June 30, 2024 was $36.2 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three and six months ended June 30, 2024.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 14 for further details.

Liquidity and Capital Resources

	June 30,	December 31,
	2024	2023
	(In thousands, except percentages)
Cash and cash equivalents	$550,475	$527,843
Short-term investments	756,770	580,633
Total cash, cash equivalents and short-term investments	$1,307,245	$1,108,476
Percentage of total assets	49.4%	45.5%

Total current assets	$1,997,433	$1,819,499
Total current liabilities	(295,159)	(235,035)
Working capital	$1,702,274	$1,584,464

As of June 30, 2024, we had cash and cash equivalents of $550.5 million and short-term investments of $756.8 million, compared with cash and cash equivalents of $527.8 million and short-term investments of $580.6 million as of December 31, 2023. As of June 30, 2024, $335.3 million of cash and cash equivalents and $715.1 million of short-term investments were held by our international subsidiaries. We have repatriated and may continue to repatriate cash from our Bermuda subsidiary to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$389,026	$308,992
Net cash provided by (used in) investing activities	(269,366)	263
Net cash used in financing activities	(123,638)	(82,204)
Effect of change in exchange rates	(6,603)	(8,696)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,581)	$218,355

For the six months ended June 30, 2024, the $80.0 million increase in cash provided by operating activities compared to the same period in 2023 was primarily due to increased accounts receivable collections and the collection of $50.0 million of other receivables related to a long-term wafer supply agreement, partially offset by increased inventory purchases. This increase was also affected by changes in other working capital.

For the six months ended June 30, 2024, the $269.6 million increase in cash used in investing activities compared to the same period in 2023 was primarily due to an increase of $378.2 million in purchases of investments, partially offset by an increase of $188.3 million in sales of investments.

For the six months ended June 30, 2024, the $41.4 million increase in cash used in financing activities compared to the same period in 2023 was primarily due to an increase of $31.7 million in dividend and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainty and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,307.2 million as of June 30, 2024, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2024, we had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

As of June 30, 2024, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, were $571.6 million, of which $394.1 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of June 30, 2024, the remaining liability totaled $6.2 million, all of which was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of June 30, 2024, these obligations totaled $15.5 million, of which $2.4 million was classified as short-term.

Capital Return to Stockholders

In October 2023, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,300 and 12,400 shares of our common stock for an aggregate purchase price of $4.5 million and $8.6 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, $627.6 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of June 30, 2024, accrued dividends totaled $60.9 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2024, these obligations totaled $83.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and six months ended June 30, 2024, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2023.

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

Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of June 30, 2024, there were no material pending legal proceedings to which we were a party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,300 and 12,400 shares of our common stock for an aggregate purchase price of $4.5 million and $8.6 million during the three and six months ended June 30, 2024, respectively.

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

The following table represents details of our stock repurchase transactions during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
April 1, 2024 – April 30, 2024	2	$655.61	2	$630,741
May 1, 2024 – May 31, 2024	2	$727.63	2	$629,140
June 1, 2024 – June 30, 2024	2	$792.89	2	$627,633
Total	6	$722.16	6

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

During the three months ended June 30, 2024, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted, modified, or terminated, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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

Dated: August 2, 2024
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)