Form 10-Q
period 2024-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2024-11-06
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 48,780,000 shares of the registrant’s common stock issued and outstanding as of October 30, 2024.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$700,347	$527,843
Short-term investments	762,003	580,633
Accounts receivable, net	164,704	179,858
Inventories	424,942	383,702
Other current assets	108,454	147,463
Total current assets	2,160,450	1,819,499
Property and equipment, net	436,265	368,952
Acquisition-related intangible assets, net	10,225	-
Goodwill	26,080	6,571
Deferred tax assets, net	30,697	28,054
Other long-term assets	191,023	211,277
Total assets	$2,854,740	$2,434,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,865	$62,958
Accrued compensation and related benefits	81,292	56,286
Other accrued liabilities	139,431	115,791
Total current liabilities	336,588	235,035
Income tax liabilities	64,656	60,724
Other long-term liabilities	101,806	88,655
Total liabilities	503,050	384,414
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 48,779 and 48,028, respectively	1,274,127	1,129,937
Retained earnings	1,098,759	947,064
Accumulated other comprehensive loss	(21,196)	(27,062)
Total stockholders’ equity	2,351,690	2,049,939
Total liabilities and stockholders’ equity	$2,854,740	$2,434,353

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$620,119	$474,867	$1,585,435	$1,367,060
Cost of revenue	276,676	211,326	708,973	597,064
Gross profit	343,443	263,541	876,462	769,996
Operating expenses:
Research and development	85,051	64,787	238,986	192,184
Selling, general and administrative	94,364	63,188	261,425	205,645
Total operating expenses	179,415	127,975	500,411	397,829
Operating income	164,028	135,566	376,051	372,167
Other income, net	10,278	2,289	27,330	14,129
Income before income taxes	174,306	137,855	403,381	386,296
Income tax expense	29,876	16,692	66,044	55,827
Net income	$144,430	$121,163	$337,337	$330,469

Net income per share:
Basic	$2.96	$2.54	$6.93	$6.96
Diluted	$2.95	$2.48	$6.89	$6.78
Weighted-average shares outstanding:
Basic	48,757	47,780	48,692	47,501
Diluted	48,964	48,792	48,945	48,734

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$144,430	$121,163	$337,337	$330,469
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,321	(4,838)	4,186	(28,099)
Changes in unrealized gains and losses on available-for-sale securities, net of tax of $37, $156, $(161) and $625, respectively	977	1,132	1,680	4,073
Other comprehensive income (loss), net of tax:	23,298	(3,706)	5,866	(24,026)
Comprehensive income	$167,728	$117,457	$343,203	$306,443

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858
Net income	-	-	144,430	-	144,430
Other comprehensive income	-	-	-	23,298	23,298
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,879)	-	(61,879)
Common stock issued under the employee equity incentive plan	81	-	-	-	-
Common stock issued under the employee stock purchase plan	7	4,121			4,121
Repurchases of common stock	(7)	(5,534)	-	-	(5,534)
Stock-based compensation expense	-	51,396	-	-	51,396
Balance as of September 30, 2024	48,779	$1,274,127	$1,098,759	$(21,196)	$2,351,690

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2023	47,611	$1,055,130	$827,356	$(43,397)	$1,839,089
Net income	-	-	121,163	-	121,163
Other comprehensive loss	-	-	-	(3,706)	(3,706)
Dividends and dividend equivalents declared ($1.00 per share)	-	-	(49,121)	-	(49,121)
Common stock issued under the employee equity incentive plan	291	4	-	-	4
Common stock issued under the employee stock purchase plan	9	3,831	-	-	3,831
Stock-based compensation expense	-	33,604	-	-	33,604
Balance as of September 30, 2023	47,911	$1,092,569	$899,398	$(47,103)	$1,944,864

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	337,337	-	337,337
Other comprehensive income	-	-	-	5,866	5,866
Dividends and dividend equivalents declared ($3.75 per share)	-	-	(185,642)	-	(185,642)
Common stock issued under the employee equity incentive plan	752	-	-	-	-
Common stock issued under the employee stock purchase plan	18	8,727	-	-	8,727
Repurchases of common stock	(19)	(14,160)	-	-	(14,160)
Stock-based compensation expense	-	149,623	-	-	149,623
Balance as of September 30, 2024	48,779	$1,274,127	$1,098,759	$(21,196)	$2,351,690

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	330,469	-	330,469
Other comprehensive loss	-	-	-	(24,026)	(24,026)
Dividends and dividend equivalents declared ($3.00 per share)	-	-	(147,474)	-	(147,474)
Common stock issued under the employee equity incentive plan	786	1,118	-	-	1,118
Common stock issued under the employee stock purchase plan	18	7,568	-	-	7,568
Stock-based compensation expense	-	108,607	-	-	108,607
Balance as of September 30, 2023	47,911	$1,092,569	$899,398	$(47,103)	$1,944,864

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$337,337	$330,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,387	29,940
Amortization of discount on available-for-sale securities	(16,684)	(1,591)
Gain on deferred compensation plan investments	(9,180)	(3,411)
Deferred taxes, net	(6,598)	10,927
Stock-based compensation expense	149,630	108,603
Other	50	(1,447)
Changes in operating assets and liabilities:
Accounts receivable	15,148	(3,103)
Inventories	(40,535)	49,989
Other assets	57,781	(21,423)
Accounts payable	44,210	6,915
Accrued compensation and related benefits	24,450	(22,355)
Income tax liabilities	13,345	(12,797)
Other accrued liabilities	25,388	14,184
Net cash provided by operating activities	620,729	484,900
Cash flows from investing activities:
Purchases of property and equipment	(81,316)	(43,772)
Cash paid for an assumed lease	(18,175)	-
Purchases of investments	(941,451)	(492,638)
Maturities and sales of investments	779,861	328,181
Cash paid for acquisition, net of cash acquired	(33,283)	-
Contributions to deferred compensation plan, net	(1,764)	(4,466)
Net cash used in investing activities	(296,128)	(212,695)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,654)	(2,732)
Proceeds from common stock issued under the employee equity incentive plan	-	1,118
Proceeds from common stock issued under the employee stock purchase plan	8,727	7,568
Repurchases of common stock	(14,160)	-
Dividends and dividend equivalents paid	(178,766)	(135,265)
Net cash used in financing activities	(186,853)	(129,311)
Effect of change in exchange rates	1,552	(10,323)
Net increase in cash, cash equivalents and restricted cash	139,300	132,571
Cash, cash equivalents and restricted cash, beginning of period	561,181	288,729
Cash, cash equivalents and restricted cash, end of period	$700,481	$421,300
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$58,614	$73,678
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$9,577	$2,893
Liability accrued for dividends and dividend equivalents	$63,922	$52,509

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2024. In addition to those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, the Company is subject to the following significant accounting policy due to its recent acquisition.

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

New Accounting Pronouncements Not Yet Adopted as of September 30, 2024

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

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. These product sales accounted for 99% of the Company’s total revenue for each of the three and nine months ended September 30, 2024 and 2023. The remaining revenue primarily includes royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties. See Note 8 for the disaggregation of the Company’s revenue by geographic region and by product family.

The Company sells its products primarily through third-party distributors, value-added resellers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and electronic manufacturing service (“EMS”) providers. For the three months ended September 30, 2024 and 2023, 88% and 77%, respectively, of the Company’s product sales were made through distribution arrangements. For the nine months ended September 30, 2024 and 2023, 87% and 79%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Certain distributors have limited stock rotation rights that permit the return of a small percentage of the previous nine months’ purchases in accordance with the contract terms. The Company estimates the stock rotation returns using the expected value method based on an analysis of historical returns, and the current level of inventory in the distribution channel. The Company records a liability for the stock rotation reserve, with a corresponding reduction to revenue. In addition, the Company recognizes an asset for product returns which represents the right to recover products from the customers related to stock rotations, with a corresponding reduction to cost of revenue.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within current accrued liabilities. As of September 30, 2024 and December 31, 2023, customer prepayments totaled $6.3 million and $2.8 million, respectively. The increase in the customer prepayment balance for the nine months ended September 30, 2024 resulted from an increase in unfulfilled customer orders for which the Company had received payments.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014, and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020, and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of September 30, 2024, 3.9 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,576	$1,020	$4,585	$3,317
Research and development	11,331	8,479	33,460	26,406
Selling, general and administrative (“SG&A”)	38,491	24,103	111,585	78,880
Total stock-based compensation expense	$51,398	$33,602	$149,630	$108,603
Tax benefit related to stock-based compensation (1)	$766	$667	$2,272	$1,753

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2024	102	$411.11	482		$397.77	1,502	$152.89	2,086	$222.04
Granted	31	$643.98	344	(1)	$593.33	-	$-	375	$597.56
Vested	(39)	$374.15	(150)		$272.21	(563)	$68.48	(752)	$125.04
Forfeited	(4)	$471.15	(1)		$400.96	(1)	$270.15	(6)	$419.22
Outstanding at September 30, 2024	90	$505.64	675		$525.43	938	$203.32	1,703	$346.88

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $65.7 million and $148.9 million for the three months ended September 30, 2024 and 2023, respectively. The intrinsic value related to vested RSUs was $494.4 million and $388.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total intrinsic value of all outstanding RSUs was $1.6 billion, based on the closing stock price of $924.50. As of September 30, 2024, unamortized compensation expense related to all outstanding RSUs was $299.6 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the nine months ended September 30, 2024, the Compensation Committee granted 31,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2024 PSUs:

In February 2024, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of three sets of independent performance goals (“2024 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2024 Executive PSUs based on the achievement of the Company’s average three-year (2024 through 2026) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn 100% of the target number of the 2024 Executive PSUs if the Company achieves a reduction in 2026 of 25% global combined Scope 1 and Scope 2 greenhouse gas emissions against the 2022 baseline. For the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if more than one-third of the Company’s total 2026 revenue in the automotive market is generated from Electronic Vehicle (“EV”) automakers. In addition, for the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if total 2026 revenue from products enabling EV powertrains and EV 48V systems grows to 200% of the 2023 baseline. For the first goal, a percentage of the 2024 Executive PSUs will fully vest on December 31, 2026, depending on the degree to which the pre-determined goal is met during the performance period. The 2024 Executive PSUs related to the second and the third goal will fully vest on December 31, 2026 if the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2024 Executive PSUs will be $154.3 million.

In February 2024, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2025 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2024 and 2025) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2024 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2024 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2024 Non-Executive PSUs will vest in the first quarter of 2026 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2024 Non-Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2024 Non-Executive PSUs will be $17.7 million.

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

For the three months ended September 30, 2024 and 2023, 7,000 and 9,000 shares were issued under the 2004 ESPP, respectively. For the nine months ended September 30, 2024 and 2023, 18,000 and 18,000 shares were issued under the 2004 ESPP, respectively. As of September 30, 2024, 4.4 million shares were available for future issuance under the 2004 ESPP.

The intrinsic value of the shares issued was $2.0 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. The intrinsic value of the shares issued was $5.4 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the unamortized expense was $1.4 million, which will be recognized through the first quarter of 2025. The Black-Scholes model was used to value the employee stock purchase rights with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	47.8%	50.8%	45.1%	53.3%
Risk-free interest rate	5.0%	5.5%	5.2%	5.3%
Dividend yield	0.6%	0.8%	0.6%	0.8%

Cash proceeds from the shares issued under the 2004 ESPP were $8.7 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

5. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$70,567	$118,917
Work in process	182,312	112,750
Finished goods	172,063	152,035
Total	$424,942	$383,702

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid wafer purchases (1)	$60,000	$-
Prepaid expenses	31,379	28,964
RSU tax withholding proceeds receivable	54	20,141
Other receivables (1)	-	50,000
Restricted cash (2)	-	33,204
Other	17,021	15,154
Total	$108,454	$147,463

(1)	The Company held $60 million in prepaid wafer purchases as of September 30, 2024 related to deposits made to a supplier under a long-term wafer supply agreement. The Company held $50 million in other receivables as of December 31, 2023 associated with those deposits. See Note 9 for details about the supply agreement.
(2)	The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024. See Note 4 for further details.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Deferred compensation plan assets	$89,324	$78,381
Prepaid wafer purchases (1)	60,000	120,000
Operating lease right-of-use (“ROU”) and related assets (2)	35,026	8,355
Other	6,673	4,541
Total	$191,023	$211,277

(1)	Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 9 for details about the supply agreement.
(2)	The operating lease ROU and related assets as of September 30, 2024 includes a fair value measurement related to favorable market terms on a building lease.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Dividends and dividend equivalents	$62,564	$57,697
Stock rotation and sales returns	24,033	18,843
Warranty	14,344	16,906
Customer prepayments	6,315	2,792
Income tax payable	11,407	8,063
Other	20,768	11,490
Total	$139,431	$115,791

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Deferred compensation plan liabilities	$84,128	$80,903
Operating lease liabilities	13,482	5,565
Dividend equivalents	4,196	2,187
Total	$101,806	$88,655

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

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		September 30,	December 31,
	Financial Statement Line Item	2024	2023
Operating lease ROU assets	Other long-term assets	$17,522	$8,355

Operating lease liabilities	Other accrued liabilities	$2,814	$2,303
	Other long-term liabilities	$13,482	$5,565

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$948	$852	$2,859	$2,327
Other	822	480	2,020	1,572
Total lease costs	$1,770	$1,332	$4,879	$3,899

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,704	$629	$3,404	$2,267
ROU assets obtained in exchange for new operating lease liabilities	$2,339	$2,086	$11,610	$6,921

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	11.3	4.7
Weighted-average discount rate	5.4%	4.3%

As of September 30, 2024, the maturities of the lease liabilities were as follows (in thousands):

2024 (remaining three months)	$958
2025	3,326
2026	2,787
2027	2,298
2028	1,550
Thereafter	12,639
Total remaining lease payments	23,558
Less: imputed interest	(7,262)
Total lease liabilities	$16,296

As of September 30, 2024, operating leases that have not yet commenced are not material.

Lessor

The Company owns certain office buildings and leases a portion of these properties to third parties under arrangements that are classified as operating leases. These leases have remaining lease terms ranging from less than one year to five years. Some of these leases include a tenant option to renew the lease term for up to five years.

For the three months ended September 30, 2024 and 2023, income related to lease payments was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2024 and 2023, income related to lease payments was $0.7 million and $1.2 million, respectively. As of September 30, 2024, future income related to lease payments was as follows (in thousands):

2024 (remaining three months)	$264
2025	583
2026	403
2027	373
2028	384
Thereafter	129
Total	$2,136

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$144,430	$121,163	$337,337	$330,469

Denominator:
Weighted-average outstanding shares — basic	48,757	47,780	48,692	47,501
Effect of dilutive securities	207	1,012	253	1,233
Weighted-average outstanding shares — diluted	48,964	48,792	48,945	48,734

Net income per share:
Basic	$2.96	$2.54	$6.93	$6.96
Diluted	$2.95	$2.48	$6.89	$6.78

Anti-dilutive common stock equivalents were not material in any of the periods presented.

Stock Repurchase Program

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million in the aggregate of its common stock through October 29, 2026. Shares are retired upon repurchase. The Company repurchased 6,000 and 19,000 shares of its common stock for an aggregate purchase price of $5.5 million and $14.2 million during the three and nine months ended September 30, 2024, respectively.

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

The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax based on the value of certain stock repurchases in excess of stock issued for employee compensation made after December 31, 2022. This provision did not have an impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

The Company sells its products primarily to third-party distributors and value-added resellers, and directly to OEMs, ODMs and EMS providers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
Distributor A	24%	27%	33%	23%
Distributor B	25%	21%	19%	21%
Distributor C	*	11%	*	10%

* Represents less than 10%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	September 30,	December 31,
Customer	2024	2023
Distributor A	25%	42%
Distributor B	25%	13%
Distributor C	10%	10%

The following is a summary of revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2024	2023	2024	2023
China	$310,472	$234,924	$856,026	$676,148
Taiwan	179,747	103,537	407,593	222,582
South Korea	51,815	41,698	126,865	128,047
Europe	25,145	29,827	61,992	109,278
United States	13,797	23,565	42,544	82,153
Southeast Asia	22,772	22,538	47,363	70,678
Japan	16,286	18,605	42,786	77,708
Other	85	173	266	466
Total	$620,119	$474,867	$1,585,435	$1,367,060

In the second quarter of 2024, the Company reclassified certain products in its product families. The prior periods in the table below have been updated to conform with the new methodology.

The following is a summary of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2024	2023	2024	2023
Direct Current (“DC”) to DC	$616,105	$447,394	$1,563,472	$1,290,750
Lighting Control	4,014	27,473	21,963	76,310
Total	$620,119	$474,867	$1,585,435	$1,367,060

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30,	December 31,
Country	2024	2023
China	$237,113	$184,685
United States	125,952	119,430
Taiwan	39,929	39,419
Other	33,271	25,418
Total	$436,265	$368,952

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

The changes in warranty reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$14,702	$17,654	$16,906	$24,082
Warranties issued	570	1,858	2,895	2,800
Repairs, replacement and refund	(849)	(367)	(4,979)	(2,619)
Changes in liability for pre-existing warranties	(79)	(2,102)	(478)	(7,220)
Balance at end of period	$14,344	$17,043	$14,344	$17,043

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2024, the Company had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, as of September 30, 2024 were as follows (in thousands):

2024 (remaining three months)	$36,496
2025	518,513
2026	1,613
2027	30,248
Total	$586,870

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company may also be subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of September 30, 2024, there were no material pending legal proceedings to which the Company was a party.

10. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30,	December 31,
	2024	2023
Cash	$413,010	$392,329
Money market funds	282,883	135,514
Certificates of deposit	171,065	127,123
Corporate debt securities	14,236	95,101
U.S. treasuries and government agency bonds	581,156	358,409
Auction-rate securities backed by student-loan notes	173	567
Total	$1,462,523	$1,109,043

	September 30,	December 31,
	2024	2023
Reported as:
Cash and cash equivalents	$700,347	$527,843
Short-term investments	762,003	580,633
Investment within other long-term assets	173	567
Total	$1,462,523	$1,109,043

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2024 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$765,440	$765,683
Due in 1 - 5 years	805	774
Due in greater than 5 years	175	173
Total	$766,420	$766,630

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$282,883	$-	$-	$282,883
Certificates of deposit	171,065	-	-	171,065
Corporate debt securities	14,522	-	(286)	14,236
U.S. treasuries and government agency bonds	580,658	515	(17)	581,156
Auction-rate securities backed by student-loan notes	175	-	(2)	173
Total	$1,049,303	$515	$(305)	$1,049,513

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$135,514	$-	$-	$135,514
Certificates of deposit	127,123	-	-	127,123
Corporate debt securities	96,636	4	(1,539)	95,101
U.S. treasuries and government agency bonds	358,177	327	(95)	358,409
Auction-rate securities backed by student-loan notes	574	-	(7)	567
Total	$718,024	$331	$(1,641)	$716,714

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$-	$-	$14,236	$(286)	$14,236	$(286)
U.S. treasuries and government agency bonds	45,331	(15)	4,883	(2)	50,214	(17)
Auction-rate securities backed by student-loan notes	-	-	173	(2)	173	(2)
Total	$45,331	$(15)	$19,292	$(290)	$64,623	$(305)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$20,792	$(19)	$70,806	$(1,520)	$91,598	$(1,539)
U.S. treasuries and government agency bonds	97,599	(95)	-	-	97,599	(95)
Auction-rate securities backed by student-loan notes	-	-	567	(7)	567	(7)
Total	$118,391	$(114)	$71,373	$(1,527)	$189,764	$(1,641)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2024 and December 31, 2023, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$700,347	$527,843
Restricted cash included in other current assets (1)	-	33,204
Restricted cash included in other long-term assets (2)	134	134
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$700,481	$561,181

(1)	The restricted cash included in other current assets as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign and was paid in January 2024.
(2)	The restricted cash included in other long-term assets as of September 30, 2024 and December 31, 2023 was related to a security deposit that is set aside in a bank account and cannot be withdrawn by the Company under the terms of a lease agreement. The restriction will end upon the expiration of the lease.

11. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 —includes instruments with quoted prices in active markets for identical assets.
●	Level 2 —includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3 —includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables summarize the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$282,883	$282,883	$-	$-
Certificates of deposit	171,065	-	171,065	-
Corporate debt securities	14,236	-	14,236	-
U.S. treasuries and government agency bonds	581,156	-	581,156	-
Auction-rate securities backed by student-loan notes	173	-	-	173
Mutual funds and money market funds under deferred compensation plan	61,637	61,637	-	-
Total	$1,111,150	$344,520	$766,457	$173

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$135,514	$135,514	$-	$-
Certificates of deposit	127,123	-	127,123	-
Corporate debt securities	95,101	-	95,101	-
U.S. treasuries and government agency bonds	358,409	-	358,409	-
Auction-rate securities backed by student-loan notes	567	-	-	567
Mutual funds and money market funds under deferred compensation plan	54,836	54,836	-	-
Total	$771,550	$190,350	$580,633	$567

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

12. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2024	2023
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$27,687	$23,545
Fair value of mutual funds and money market funds	61,637	54,836
Total	$89,324	$78,381

Deferred compensation plan assets reported in:
Other long-term assets	$89,324	$78,381

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits (short-term)	$8,012	$384
Other long-term liabilities	84,128	80,903
Total	$92,140	$81,287

13. OTHER INCOME, NET

The components of other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$6,805	$6,071	$20,349	$16,844
Amortization of discount on available-for-sale securities	6,644	1,647	16,684	1,591
Gain (loss) on deferred compensation plan investments	3,894	(1,611)	9,180	3,411
Charitable contributions	(6,400)	(3,850)	(18,550)	(9,650)
Other	(665)	32	(333)	1,933
Total	$10,278	$2,289	$27,330	$14,129

14. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2024 was $29.9 million, or 17.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2024 was $66.0 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from the Company’s subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

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

On December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. It includes a 15% CIT applicable to Bermuda businesses that are multinational enterprises (“MNE”) with annual revenue of €750M or more beginning in 2025. The Bermuda CIT Act also includes an Economic Transition Adjustment (“ETA”) that requires MNEs to revalue their assets and liabilities, excluding goodwill, at their fair value as of September 30, 2023. There is an election to opt out of the ETA. As the Bermuda CIT Act is not effective until January 1, 2025, the Company is evaluating whether or not to adopt this ETA. Based on the information available, the Company has not recorded any changes to income tax expense related to the Bermuda CIT Act as of September 30, 2024.

In September 2024, a subsidiary of the Company was granted a tax credit with a ten-year life by a foreign jurisdiction. The tax credit may be utilized beginning in tax year 2025 to offset income tax liabilities in that jurisdiction, subject to various criteria as outlined by the granting authorities. As of September 30, 2024, the Company has evaluated the sources of income necessary to benefit from the tax credit and has determined that it currently does not meet the more likely than not criteria for realization of this deferred tax asset. As a result, the Company has recorded a full valuation allowance on this deferred tax asset. The Company is evaluating the steps necessary, some of which are not within its immediate control, to generate sufficient future taxable income in the required jurisdiction and will reassess the realizability of this deferred tax asset each reporting period.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2024	$(2,184)	$(24,878)	$(27,062)
Other comprehensive income (loss) before reclassifications	87	(13,822)	(13,735)
Tax effect	248	-	248
Net current period other comprehensive income (loss)	335	(13,822)	(13,487)
Balance as of March 31, 2024	(1,849)	(38,700)	(40,549)
Other comprehensive income (loss) before reclassifications	355	(4,313)	(3,958)
Amounts reclassified from accumulated other comprehensive loss	63	-	63
Tax effect	(50)	-	(50)
Net current period other comprehensive income (loss)	368	(4,313)	(3,945)
Balance as of June 30, 2024	(1,481)	(43,013)	(44,494)
Other comprehensive income before reclassifications	1,014	22,321	23,335
Tax effect	(37)	-	(37)
Net current period other comprehensive income	977	22,321	23,298
Balance as of September 30, 2024	$(504)	$(20,692)	$(21,196)

The amount reclassified from accumulated other comprehensive loss for the period presented was recorded in other income, net, on the Condensed Consolidated Statements of Operations.

16. DIVIDENDS AND DIVIDEND EQUIVALENTS

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Based on the Company’s historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividend declared per share	$1.25	$1.00	$3.75	$3.00
Total amount	$60,974	$47,832	$182,680	$142,692

As of September 30, 2024 and December 31, 2023, accrued dividends totaled $61.0 million and $47.9 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of September 30, 2024 and December 31, 2023, accrued dividend equivalents totaled $5.8 million and $11.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plan to increase our revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, including global economic uncertainties, the Russia-Ukraine conflict and the Middle East conflict on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the enterprise data, storage and computing, automotive, communications, consumer and industrial markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	business outlook for the remainder of 2024 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our subsidiary in Bermuda;

•	our intention and ability to continue our stock repurchase program and pay cash dividends and dividend equivalents;

•	the factors that differentiate us from our competitors; and

•	our ability to adequately remediate our material weakness.

In some cases, words such as “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” the negative of these terms or other variations of such terms and similar expressions relating to the future identify forward-looking statements. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, such as global economic uncertainties, the Russia-Ukraine conflict and the Middle East conflict on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 94% and 89% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and 93% and 86% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. Our revenue from indirect sales to one customer, which primarily comprised power management solutions for artificial intelligence (“AI”) applications, was 15% and 12% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and 18% and 7% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, including the impact of global economic uncertainties, Russia-Ukraine conflict and the Middle East conflict. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(In thousands, except percentages)
Revenue	$620,119	100.0%	$474,867	100.0%	$1,585,435	100.0%	$1,367,060	100.0%
Cost of revenue	276,676	44.6	211,326	44.5	708,973	44.7	597,064	43.7
Gross profit	343,443	55.4	263,541	55.5	876,462	55.3	769,996	56.3
Operating expenses:
Research and development	85,051	13.7	64,787	13.6	238,986	15.1	192,184	14.1
Selling, general and administrative	94,364	15.2	63,188	13.3	261,425	16.5	205,645	15.0
Total operating expenses	179,415	28.9	127,975	26.9	500,411	31.6	397,829	29.1
Operating income	164,028	26.5	135,566	28.6	376,051	23.7	372,167	27.2
Other income, net	10,278	1.6	2,289	0.5	27,330	1.7	14,129	1.1
Income before income taxes	174,306	28.1	137,855	29.1	403,381	25.4	386,296	28.3
Income tax expense	29,876	4.8	16,692	3.6	66,044	4.1	55,827	4.1
Net income	$144,430	23.3%	$121,163	25.5%	$337,337	21.3%	$330,469	24.2%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,				Nine Months Ended September 30,
End Market	2024	% of Revenue	2023	% of Revenue	2024	% of Revenue	2023	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$184,459	29.7%	$98,938	20.8%	$521,397	32.9%	$194,083	14.2%
Storage and Computing	143,993	23.2	129,462	27.3	365,069	23.0	373,827	27.3
Automotive	111,344	18.0	95,171	20.0	285,629	18.0	304,907	22.3
Communications	71,884	11.6	46,786	9.9	162,095	10.2	163,985	12.0
Consumer	64,401	10.4	62,369	13.1	144,704	9.1	190,919	14.0
Industrial	44,038	7.1	42,141	8.9	106,541	6.8	139,339	10.2
Total	$620,119	100.0%	$474,867	100.0%	$1,585,435	100.0%	$1,367,060	100.0%

Revenue for the three months ended September 30, 2024 was $620.1 million, an increase of $145.2 million, or 30.6%, from $474.9 million for the three months ended September 30, 2023. The increase in revenue was primarily due to higher shipment volume.

For the three months ended September 30, 2024, revenue from the enterprise data market increased $85.5 million, or 86.4%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. Revenue from the storage and computing market for the three months ended September 30, 2024 increased $14.5 million, or 11.2%, from the same period in 2023. This increase was primarily due to higher sales of commercial notebook and storage applications. Third quarter 2024 automotive revenue increased $16.2 million, or 17.0%, from the same period in 2023. This increase was primarily due to higher sales of applications supporting advanced driver assistance systems and lighting, partially offset by lower sales of applications supporting infotainment. Revenue from the communications market increased $25.1 million, or 53.6%, from the same period in 2023. This increase was primarily driven by higher demand for infrastructure related products and wireless applications. Third quarter 2024 revenue from the consumer market increased $2.0 million, or 3.3%, from the same period in 2023.  Revenue from the industrial market increased $1.9 million, or 4.5%, from the same period in 2023.

Revenue for the nine months ended September 30, 2024 was $1,585.4 million, an increase of $218.3 million, or 16.0%, from $1,367.1 million for the nine months ended September 30, 2023. The increase in revenue was primarily due to higher average selling prices resulting primarily from product mix.

For the nine months ended September 30, 2024, revenue from the enterprise data market increased $327.3 million, or 168.6%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. Revenue from the storage and computing market for the first nine months of 2024 decreased $8.8 million, or 2.3%, from the same period in 2023. This decrease was primarily due to lower sales of storage, graphic card and other applications, partially offset by higher sales of commercial notebooks. Revenue from the automotive market for the first nine months of 2024 decreased $19.3 million, or 6.3%, from the same period in 2023. This decrease was primarily due to lower sales of applications supporting infotainment, body electronics and USB connectors, partially offset by higher sales of applications supporting advanced driver assistance systems. Revenue from the communications market decreased $1.9 million, or 1.2%, from the same period in 2023. For the nine months ended September 30, 2024, consumer revenue decreased $46.2 million, or 24.2%, from the same period in 2023. This decrease was broad-based and primarily driven by lower sales of products for gaming, home appliances and mobile devices. Revenue from the industrial market decreased $32.8 million, or 23.5%, from the same period in 2023. This decrease was mainly driven by lower sales of products related to industrial meter, security and instrumentation applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
Cost of revenue	$276,676	$211,326	$708,973	$597,064
As a percentage of revenue	44.6%	44.5%	44.7%	43.7%
Gross profit	$343,443	$263,541	$876,462	$769,996
Gross margin	55.4%	55.5%	55.3%	56.3%

Cost of revenue was $276.7 million, or 44.6% of revenue, for the three months ended September 30, 2024, and $211.3 million, or 44.5% of revenue, for the three months ended September 30, 2023. The $65.4 million increase in cost of revenue was primarily driven by higher shipment volume, particularly of power management solutions for AI applications.

Gross margin was 55.4% for the three months ended September 30, 2024, compared with 55.5% for the three months ended September 30, 2023. The decrease in gross margin was mainly driven by an increase in inventory write-downs as a percentage of revenue, partially offset by lower warranty expenses as a percentage of revenue and product mix.

Cost of revenue was $709.0 million, or 44.7% of revenue, for the nine months ended September 30, 2024, and $597.1 million, or 43.7% of revenue, for the nine months ended September 30, 2023. The $111.9 million increase in cost of revenue was primarily driven by higher average costs due to product mix.

Gross margin was 55.3% for the nine months ended September 30, 2024, compared with 56.3% for the nine months ended September 30, 2023. The decrease in gross margin was mainly driven by an increase in inventory write-downs and warranty expenses as a percentage of revenue, partially offset by lower manufacturing overhead costs.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
R&D expenses	$85,051	$64,787	$238,986	$192,184
As a percentage of revenue	13.7%	13.6%	15.1%	14.1%

R&D expenses were $85.1 million, or 13.7% of revenue, for the three months ended September 30, 2024, and $64.8 million, or 13.6% of revenue, for the three months ended September 30, 2023. The $20.3 million increase in R&D expenses was primarily due to a $6.9 million increase in cash compensation and benefits, a $3.5 million increase in new product development expenses, a $3.0 million increase in stock-based compensation expenses and related payroll taxes, a $1.9 million increase in expense related to changes in the value of deferred compensation plan liabilities, and a $0.9 million increase in laboratory supplies.

R&D expenses were $239.0 million, or 15.1% of revenue, for the nine months ended September 30, 2024, and $192.2 million, or 14.1% of revenue, for the nine months ended September 30, 2023. The $46.8 million increase in R&D expenses was primarily due to a $22.2 million increase in cash compensation and benefits, a $9.0 million increase in stock-based compensation expenses and related payroll taxes, a $3.2 million increase in new product development expenses, a $1.9 million increase in expense related to changes in the value of deferred compensation plan liabilities, and $1.9 million increase in laboratory supplies.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and legal expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
SG&A expenses	$94,364	$63,188	$261,425	$205,645
As a percentage of revenue	15.2%	13.3%	16.5%	15.0%

SG&A expenses were $94.4 million, or 15.2% of revenue, for the three months ended September 30, 2024, and $63.2 million, or 13.3% of revenue, for the three months ended September 30, 2023. The $31.2 million increase in SG&A expenses was primarily driven by a $14.4 million increase in stock-based compensation expenses, a $5.5 million increase in cash compensation and benefits, a $2.8 million increase in expense related to changes in the value of deferred compensation plan liabilities, a $2.6 million increase in sales commissions, and a $2.2 million increase in legal expenses.

SG&A expenses were $261.4 million, or 16.5% of revenue, for the nine months ended September 30, 2024, and $205.6 million, or 15.0% of revenue, for the nine months ended September 30, 2023. The $55.8 million increase in SG&A expenses was primarily driven by a $32.7 million increase in stock-based compensation expenses, a $6.9 million increase in cash compensation and benefits, a $3.9 million increase in professional services, and a $2.7 million increase in expense related to changes in the value of deferred compensation plan liabilities.

Other Income, Net

Other income, net, was $10.3 million for the three months ended September 30, 2024, compared with $2.3 million for the three months ended September 30, 2023. The increase in other income was primarily due to an increase in amortization of discount on available-for-sale securities, and an increase in income related to changes in the value of deferred compensation plan investments.

Other income, net, was $27.3 million for the nine months ended September 30, 2024, compared with $14.1 million for the nine months ended September 30, 2023. The increase in other income was primarily due to an increase in amortization of discount on available-for-sale securities, and an increase in income related to changes in the value of deferred compensation plan investments, partially offset by an increase in charitable contributions.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended September 30, 2024 was $29.9 million, or 17.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2024 was $66.0 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to foreign income from our subsidiaries in Bermuda and China being taxed at lower statutory tax rates, and excess tax benefits from stock-based compensation. The decrease in the effective tax rates relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

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

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three and nine months ended September 30, 2024.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 14 for further details.

In September 2024, one of our subsidiaries was granted a tax credit with a ten-year life by a foreign jurisdiction. The tax credit may be utilized beginning in tax year 2025 to offset income tax liabilities in that jurisdiction, subject to various criteria as outlined by the granting authorities. As of September 30, 2024, we have evaluated the sources of income necessary to benefit from the tax credit and have determined that we currently do not meet the more likely than not criteria for realization of this deferred tax asset. As a result, we have recorded a full valuation allowance on this deferred tax asset. We are evaluating the steps necessary, some of which are not within our immediate control, to generate sufficient future taxable income in the required jurisdiction and will reassess the realizability of this deferred tax asset each reporting period. A release of the valuation allowance could result in a significant one-time noncash tax benefit.

Liquidity and Capital Resources

	September 30,	December 31,
	2024	2023
	(In thousands, except percentages)
Cash and cash equivalents	$700,347	$527,843
Short-term investments	762,003	580,633
Total cash, cash equivalents and short-term investments	$1,462,350	$1,108,476
Percentage of total assets	51.2%	45.5%

Total current assets	$2,160,450	$1,819,499
Total current liabilities	(336,588)	(235,035)
Working capital	$1,823,862	$1,584,464

As of September 30, 2024, we had cash and cash equivalents of $700.3 million and short-term investments of $762.0 million, compared with cash and cash equivalents of $527.8 million and short-term investments of $580.6 million as of December 31, 2023. As of September 30, 2024, $506.5 million of cash and cash equivalents and $725.5 million of short-term investments were held by our international subsidiaries. We have repatriated and will likely repatriate cash from our Bermuda subsidiary to fund our expenditures. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$620,729	$484,900
Net cash used in investing activities	(296,128)	(212,695)
Net cash used in financing activities	(186,853)	(129,311)
Effect of change in exchange rates	1,552	(10,323)
Net increase in cash, cash equivalents and restricted cash	$139,300	$132,571

For the nine months ended September 30, 2024, the $135.8 million increase in cash provided by operating activities compared to the same period in 2023 was primarily due to increased accounts receivable collections and the collection of $50.0 million of other receivables related to a long-term wafer supply agreement, partially offset by increased inventory purchases. This increase was also affected by changes in other working capital.

For the nine months ended September 30, 2024, the $83.4 million increase in cash used in investing activities compared to the same period in 2023 was primarily due to an increase of $37.2 million in purchases of property and equipment and the $33.3 million acquisition in the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, the $57.5 million increase in cash used in financing activities compared to the same period in 2023 was primarily due to an increase of $43.5 million in dividend and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and our cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,462.4 million as of September 30, 2024, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2024, we had remaining prepayments under this agreement of $120.0 million, of which $60.0 million was classified as short-term.

As of September 30, 2024, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $120.0 million prepayment, were $586.9 million, of which $470.9 million was classified as short-term.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of September 30, 2024, the remaining liability totaled $6.2 million, all of which was classified as short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of September 30, 2024, these obligations totaled $16.3 million, of which $2.8 million was classified as short-term.

Capital Return to Stockholders

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,000 and 19,000 shares of our common stock for an aggregate purchase price of $5.5 million and $14.2 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $622.1 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of September 30, 2024, accrued dividends totaled $61.0 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2024, these obligations totaled $88.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2023.

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

Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of September 30, 2024, there were no material pending legal proceedings to which we were a party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million in the aggregate of our common stock through October 29, 2026. Shares are retired upon repurchase. We repurchased 6,000 and 19,000 shares of our common stock for an aggregate purchase price of $5.5 million and $14.2 million during the three and nine months ended September 30, 2024, respectively.

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

The following table represents details of our stock repurchase transactions during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
July 1, 2024 – July 31, 2024	2	$837.82	2	$625,790
August 1, 2024 – August 31, 2024	2	$872.16	2	$623,871
September 1, 2024 – September 30, 2024	2	$885.99	2	$622,100
Total	6	$864.68	6

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2024:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Victor K. Lee, Director	August 21, 2024	Through August 21, 2025	Up to 1,000
Maurice Sciammas, Executive Vice President of Worldwide Sales and Marketing*	August 22, 2024	Through August 29, 2025	Up to 19,000
Michael Hsing, President, Chief Executive Officer and Director	August 30, 2024	Through December 31, 2025	Up to 133,082
Saria Tseng, Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary	August 30, 2024	Through December 31, 2025	Up to 33,963

*On behalf of the Sciammas Family 2020 Irrevocable Trust.

During the three months ended September 30, 2024, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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

Dated: November 6, 2024
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)