Form 10-K
period 2024-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2025-03-03
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2024, was $26.6 billion.*

There were 47,866,000 shares of the registrant’s common stock issued and outstanding as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

*

Excludes 16,539,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 30, 2024. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly controls, is controlled by or is under common control with the registrant.

MONOLITHIC POWER SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2024

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

•

our plans to grow revenue in a diversified way across regions and increase revenue through the introduction of new products within our existing product families as well as in new product categories, families and segments;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, global economic uncertainties and geopolitical tensions on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	the business outlook for 2025 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

These forward-looking statements generally are identified by the words “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” and similar expressions. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, global economic uncertainties and geopolitical tensions on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K including, in particular, in the section entitled “Item 1A. Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Except as the context otherwise requires, the terms “Monolithic Power Systems,” “MPS,” “Registrant,” “Company,” “we,” “us,” or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business

General

Monolithic Power Systems, Inc. (“MPS,” “we,” or “us”) is a fabless global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions found in storage and computing, enterprise data, automotive, industrial, communications and consumer applications. Our mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as in new innovative product categories.

Our principal executive office is located in Kirkland, Washington. We have over 4,000 employees worldwide, with various locations in Asia, Europe and the U.S.

Industry Overview

Semiconductors comprise the basic building blocks of electronic systems and equipment. Within the semiconductor industry, components can be classified either as discrete devices, such as individual transistors, or integrated circuits (“ICs”), in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs can be further divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions on data that is represented by a series of ones and zeroes. Analog ICs, in contrast, handle real world signals such as temperature, pressure, light, sound, or speed. In addition, analog ICs also perform power management functions, such as regulating or converting voltages, for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real world applications to digital systems.

We focus on the market for high performance analog and mixed-signal ICs. High performance products generally are differentiated by functionality and performance factors, which include integration of higher levels of functionality onto a single chip, greater precision, better power efficiency and density, higher speed and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technologies, importance of experienced design engineers, lower capital requirements and diversity of end markets. We have targeted product and market areas that we believe allow us to operate at above-average growth over the long term compared to the semiconductor industry as a whole.

End Markets and Applications

We design and develop our products for the enterprise data, storage and computing, automotive, communications, consumer, and industrial end markets. Enterprise data was our largest end market in 2024. The following table is a summary of the various key end market applications for our products, and those markets’ contribution as a percentage of our total revenue:

		Percentage of Total Revenue
End Markets	Applications	2024	2023	2022
Enterprise Data	Cloud-based and on-premises CPU server and workstation applications, and server artificial intelligence (“AI”) applications	32.5%	17.7%	14.0%
Storage and computing	Storage applications, notebooks, and graphics cards	22.7%	27.0%	25.3%
Automotive	Advanced driver assistance systems, infotainment, USB connectors, body electronics, motion control and lighting systems	18.8%	21.7%	16.7%
Communications	Network infrastructure, satellite communications, optical modules, and other wireless applications	10.2%	11.3%	14.0%
Consumer	Home appliances, gaming, smart TVs, lighting, monitors, and stereos	9.1%	12.9%	17.8%
Industrial	Power sources, industrial meter, security applications, and other industrial equipment	6.7%	9.4%	12.2%

Product Families

Our proprietary process and packaging technologies enable us to design and deliver smaller, single-chip power management ICs. These technologies simplify the design process and are applicable across a wide range of analog applications within the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets. Our key product families include, but not limited to, the Direct Current (“DC”) to DC, Alternating Current (“AC”) to DC, driver metal-oxide-semiconductor field-effect transistor, power management IC, current limit switch and lighting control products. Our product families are differentiated from those of our competitors with respect to their high degree of integration and strong levels of accuracy, power efficiency, quality and longevity, making them cost-effective and more sustainable relative to many competing solutions. For example, DC to DC ICs are used to convert and control voltages within a broad range of electronic systems, such as cloud-based and on-premises CPU servers and workstation applications, server AI applications, storage applications, notebooks, infotainment, power sources, home appliances, network infrastructure and satellite communications applications. We believe our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed, small footprint, and high energy efficiency. These features are important to our customers as they are designed to result in fewer components that need to be produced and consumed, a smaller form factor, more accurate regulation of voltages, lower power consumption and, ultimately, lower system cost, increased reliability and lower carbon emissions through the elimination of many discrete components and power devices.

In the future, we plan to continue to introduce new products within our existing product families, as well as in new innovative product categories. Our ability to achieve revenue growth will depend, in part, upon our ability to continue to innovate while fulfilling our customers’ evolving needs, enter new market segments, obtain design wins, grow our sales in a diversified way across regions, expand our customer base and continue to secure manufacturing capacity.

Customers, Sales and Marketing

We have sales offices in various locations in Asia, Europe and the U.S. Our products typically require a highly technical sales and applications engineering effort where we assist our customers in the design and use of our products in their application. We maintain a staff of applications engineers who work directly with our customers’ engineers in the development of their systems’ electronics containing our products.

Once we secure our product positioning through our technical sales and applications engineers’ efforts, we then sell our products through third-party distributors and value-added resellers. In addition, we sell directly to certain original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and end customers. Our third-party distributors are subject to distribution agreements with us, which allow the distributors to sell our products to end customers and other resellers, including OEMs and ODMs. Our value-added resellers may second source other products and provide other services to customers. ODMs typically design and manufacture electronic products on behalf of OEMs.

In 2024, our two largest distributors accounted for 31% and 20% of our total revenue. In 2023, our three largest distributors accounted for 26%, 19% and 10% of our total revenue. In 2022, our two largest distributors accounted for 24% and 19% of our total revenue. No other direct customers accounted for more than 10% of our full-year, total revenue in any of the periods presented. Our revenue from indirect sales to one customer, which primarily comprised power management solutions for AI applications, was 17% of our total revenue in 2024. Our revenue from indirect sales to this customer was below 10% in both 2023 and 2022.

Current distribution agreements with several of our major distributors provide that each distributor has the non-exclusive right to sell and shall use its best efforts to promote and develop our products in various markets. These agreements provide that payment for purchases from us will generally occur within 30 to 90 days from the date of invoice. In addition, we allow for limited stock rotation in certain agreements.

Because our sales are primarily billed and payable in U.S. dollars, our sales are generally not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, changes in the relative value of the dollar may create pricing pressures for our products. In 2024, 2023 and 2022, our revenue from sales to customers in Asia was 94%, 87% and 86%, respectively.

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

Research and Development

We have assembled a qualified team of engineers in various locations in Asia, Europe and the U.S. with core competencies in analog and mixed-signal design. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and markets. These include the development of high efficiency power devices, the design of precision analog circuits and systems, expertise in mixed-signal design, packaging and solution development, integration and the development of proprietary semiconductor process technologies.

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

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2024, we had 1,917 patents/applications issued or pending, of which 608 patents have been issued in the U.S. Our issued patents are scheduled to expire at various times through December 2044. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take are adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S. Our failure to adequately protect our proprietary technologies could materially harm our business.

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

We currently contract with several suppliers to manufacture our wafers in foundries located in China, Taiwan, South Korea and Singapore. Once our silicon wafers have been produced, they are shipped to the facilities in China, Taiwan, and Singapore that we and our partners utilize for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China, Taiwan and Malaysia. The assembled ICs are then sent for final testing to the facilities in China, Taiwan and Malaysia that we and our partners utilize prior to shipping to our customers. Our strategy is to maintain a diversified supply chain.

The manufacturing facilities we utilize in Asia enable us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in these facilities and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit both applications engineering and design engineering personnel, our ability to introduce new products, our ability to maintain the rate at which we introduce these new products, and our ability to meet our end customers’ energy efficiency goals. Our industry is characterized by decreasing average selling prices over the life of a product. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. In some cases, our competitors have a broader number of product offerings that may enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with several manufacturers of such products. We consider our primary competitors to include Analog Devices, Infineon Technologies, NXP Semiconductors, ON Semiconductor, Power Integrations, Renesas Electronics, ROHM Semiconductor, Semtech, STMicroelectronics and Texas Instruments.

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell, because our ICs typically are smaller in size, are highly integrated with lower energy consumption, and achieve higher performance specifications than most of our competitors. However, there is no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing competitors or new companies entering our markets. In addition, there has historically been a high level of consolidation in the semiconductor industry. If these or future acquisitions are successful, competition may intensify, as our competitors add resources with which to compete against us.

We operate in the cyclical semiconductor industry. While we are subject to industry downturns, we have targeted product and market areas that we believe allow us to operate at above average industry performance levels over the long term.

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

We and our supply chain, including the end products which contain our products, are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we, our supply chain or the providers of such end products, have operations or otherwise do business. Government regulations and import/export controls can be complex and are subject to change in the future, and in some cases unexpectedly, and accordingly, we are unable to assess the possible effect of compliance with future requirements. Our efforts to comply with these government regulations could have material impacts on our capital expenditures, operating expenses, revenue, resource allocation, operations, competitive position, or financial condition, and the magnitude and duration of such impacts are uncertain and difficult to quantify. Refer to “Item 1A. Risk Factors” for further discussion of material risks related to government policies and regulations on environmental laws, international trade policies and restrictions, including tariffs on imports of foreign goods and regulations restricting the export of goods and services between the U.S. and China.

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

As of December 31, 2024, we employed 4,017 employees in various locations in Asia, Europe and the U.S., compared with 3,564 employees as of December 31, 2023. Certain employees are subject to collective bargaining agreements. We have never experienced an employee-based work stoppage or strike.

We strive to maintain a culture that encourages innovation and create a workplace that values diverse skill sets and experience, a healthy and safe environment, and professional growth opportunities.

•

We continue to recruit new talent from a diverse candidate pool through various university recruitment programs and employment websites targeting underrepresented groups. We provide unconscious bias training to promote an environment of inclusivity. We do not tolerate discrimination of any kind and have policies for reporting concerns or violations.

•

We are an equal-opportunity employer, and we make employment decisions based on merit and business needs. Our total compensation packages are competitive, fair, and structured to encourage employees to invest in our future.

•	We provide employees with access to various learning tools and resources to explore their interests and develop their business skills and knowledge.

•

We have occupational health and safety management systems and environmental management plans in place. They include our standards for chemical and hazardous waste management, rules on the use of personal protective equipment, and safety training plans. Our largest testing facilities in Chengdu, China are ISO 14001 and ISO 45001 certified.

•

We support the well-being of our employees. In certain offices, we offer onsite flu shot clinics and other annual health checkups and workshops. Our largest facilities have amenities including fitness centers, sports courts and private rooms for nursing. We also offer free exercise classes, strength training and yoga in some of our offices.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. They may be obtained from our website at www.monolithicpower.com under “Investor Relations” as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the SEC, or at the SEC website at www.sec.gov. We also make available on our website certain corporate documents and policies, including the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our code of ethics, our director voting policy and our code of social responsibility. In addition, we will disclose on our website any amendments to, or waivers from, our code of ethics. We also disclose on our website our report on the environment, social responsibility and governance. Information contained on our website is not a part of this Annual Report on Form 10-K.

Information About Executive Officers

Information regarding our executive officers as of March 3, 2025 is as follows:

Name	Age	Position
Michael Hsing	65	President, Chief Executive Officer and Director
Bernie Blegen	67	Executive Vice President and Chief Financial Officer
Deming Xiao	62	Executive Vice President, Global Operations
Maurice Sciammas	65	Executive Vice President, Worldwide Sales and Marketing
Saria Tseng	54	Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

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

Deming Xiao previously served as our President of Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao has held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining MPS, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent six years as Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Maurice Sciammas previously served as our Senior Vice President of Worldwide Sales and Marketing since 2007. Mr. Sciammas joined MPS in July 1999 and served as Vice President of Products and Vice President of Sales (excluding greater China) until he was appointed to his current position. Before joining MPS, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

Saria Tseng previously served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined the Company from MaXXan Systems, Inc., where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). Ms. Tseng holds Master of Laws degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

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

Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks include those related to forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi;

•	our reliance on key suppliers in China, which may expose us to political, cultural, regulatory, economic, foreign currency, operational and capacity shortage risks;

•	our ability to achieve growth rates or financial performance comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales in spite of capacity issues;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and potential increases in prices for wafers due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources, and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	the impact of various U.S. and international laws and regulations regarding data protection on our business operations;

•	our significant investment of resources in research and development that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	the impact of new tax laws and interpretations of those laws on our tax provision and tax planning;

•	the complexity of certain accounting areas;

•	risks in connection with our internal control over financial reporting;

•	our failure to comply with various governmental laws and regulations related to environmental, social and governance (“ESG”) initiatives or our failure to meet our own ESG goals and targets;

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	risks in connection with the use of open-source code software;

•	the loss of key personnel;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, failure to meet our own or analyst expectations, changes to our stock repurchase or dividend program, and dilution from issuance of additional shares; and

•	economy and geopolitical uncertainties and risks associated with business continuity in the event of natural or other disasters including pandemics, war, climate crises and other natural disasters.

Risks Associated with Our Significant Operations in Asia, Particularly in China

We derive most of our revenue from direct or indirect sales to customers in Asia and have significant operations in Asia, which may expose us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

We derive most of our revenue from customers located in Asia through direct sales or indirect sales under distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the year ended December 31, 2024, 94% of our revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S., particularly those associated with the recent change in administration, and in the countries in which we manufacture or sell our products, and governmental action or restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchase patterns;

•	international political relationships and acts or threats of war;

•	terrorism and threats of terrorism;

•	adverse weather conditions or other natural disasters that may cause work stoppages and affect our operations in China;

•	work stoppages;

•	economic, social and political instability;

•	longer accounts receivable collection cycles;

•	currency exchange rate fluctuations impacting intercompany transactions;

•	enforcing contracts generally; and

•	less effective protection of intellectual property and contractual arrangements.

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

Our operations and performance depend significantly on global economic conditions. Adverse macroeconomic conditions, including inflation, slowing growth, recession, stagflation, new or increased tariffs and other barriers to trade, tighter credit, higher interest rates, currency fluctuations, higher unemployment, labor shortages, lower capital expenditures by businesses, and lower consumer confidence and spending, have in the past, and could in the future, have a material adverse effect on logistics, demand for our products, and our product and operational costs. For example, to the extent there are economic uncertainties, some of our customers may cancel, decrease or delay their existing and future orders with us, which could impact our financial results and make our forecasting much more difficult.

Demand for our products is a function of the health of the economies in the U.S., Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from global economic uncertainties, changes to trade laws and policies as a result in changes in the U.S. administration, and geopolitical tensions, or the rate or magnitude of economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations, resulting in excess or insufficient inventory, increased costs, inability to forecast and adverse effects on our financial condition or operating results. These and other economic factors could have a material adverse effect on demand for our products, and on our financial condition and operating results.

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. The current stagnation in China’s economy has adversely impacted, and could further adversely impact, our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our operating results and financial condition.

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

Any additional regulations or the amendment or reinterpretation of previously implemented regulations could require us and our manufacturing partners and suppliers to change our business plans, increase our costs, or limit our ability to manufacture or sell products and conduct business activities in China, which could materially and adversely affect our business and operating results.

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

China’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since China’s legal system continues to rapidly evolve, the interpretations and enforcement of these laws and regulations are not always uniform and involve uncertainties. In addition, any new or amended laws and regulations related to foreign investments, manufacturing or other matters could have a material adverse effect on our business and our ability to operate business in China.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection than those that may be provided in other jurisdictions. These uncertainties or adverse rulings may impede our ability to enforce contracts in China and could materially and adversely affect our business and results of operations.

Furthermore, China’s legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effects. As a result, we may not be aware of our violation of any of these policies and rules until some time after the violation may have occurred. Such unpredictability regarding our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations and execute on our business plans in China.

We are subject to export laws, trade policies and restrictions including international tariffs that could materially and adversely affect our business and results of operations.

We are subject to U.S. laws and regulations that could limit or restrict the export of some of our products, supplies and services and may restrict our transactions with certain customers, business partners and other individuals, including, in certain cases, dealings with or between us and our employees and subsidiaries. In certain circumstances, export controls and economic sanctions may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could in the future, which would materially and adversely affect our business and results of operations. We maintain an export compliance program, but our compliance controls could be circumvented, exposing us to legal liabilities, sanctions and restrictions on our business. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the past, they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit or restrict the export of some of our products and services may also encourage our customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations. Furthermore, our customers’ end products and systems that incorporate our components could be subject to export laws, trade policies and other sales restrictions, which could indirectly affect our business, financial conditions and results of operations. For example, the increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting the sales of AI technologies or products. Any of such regulatory restrictions could, in turn, impact the sales of our products supporting AI applications.

There has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain products and materials. Specifically, there have been several rounds of U.S. tariffs on Chinese goods that have taken effect in the past few years, as well as additional tariffs imposed by the new U.S. administration in January 2025, some of which prompted, and could prompt additional, retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition, as well as our business and financial results. If these tariffs continue or additional tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

Additionally, the imposition of tariffs is dependent upon the classification of goods under the U.S. Harmonized Tariff System (“HTS”) and the country of origin of the goods. Determination of the HTS and the origin of the goods is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that our assessment will be consistent with that of the U.S. government, particularly under the new U.S. administration. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, our ability to sell products in the U.S. may be restricted or eliminated and we may incur substantial additional costs or potential penalties.

We face political and other risks conducting business in Taiwan and Hong Kong, particularly due to their tense relationships with China.

We have significant business operations in Taiwan, and many of our manufacturing partners, suppliers and customers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its unique international political status. Although Taiwan and China have significant economic and cultural relations, we cannot assure that relations between Taiwan and China will not face political, military or economic challenges or actions in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could disrupt our business operations and materially and adversely affect our results of operations.

In addition, the Chinese government has promulgated various laws and regulations impacting economic and political stability within Hong Kong where many of our customers are located. Due to the sensitive political climate these laws and regulations created, there are risks that these laws and regulations, or future, more stringent laws or regulations, may trigger sanctions or other forms of restrictions by foreign governments including the U.S., which could affect companies, including us, conducting business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of these laws and regulations will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi, may adversely affect our results of operations.

Many of our manufacturing and other suppliers are and will continue to be primarily located in China for the foreseeable future. Recently, there has been an increased level of global currency fluctuation and volatility. If the value of the Renminbi rises against the U.S. Dollar, there could be an increase in our manufacturing costs relative to competitors who have manufacturing facilities located outside China, which could adversely affect our financial results and operations. In addition, our sales are primarily denominated in the U.S. Dollar. If the value of the U.S. Dollar rises against other currencies, it may adversely affect the demand for our products in international markets, which could negatively and materially impact our business and results of operations.

We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in currencies other than the functional currencies used by those subsidiaries. Fluctuations in the value of the U.S. Dollar relative to foreign currencies could increase the amount of foreign currency exchange losses we record, which could have an adverse and material impact on our results of operations.

A significant portion of our manufacturing, testing, assembly and packaging capacity comes from suppliers in China, which exposes us to political, cultural, regulatory, economic, foreign exchange, and operational risks.

A significant portion of our manufacturing, testing, assembly and packaging capacity comes from key suppliers located in China. As a result, we are subject to significant political, regulatory, tax, economic, foreign exchange, and operational risks due to this geographic concentration in our business. Although our management has established a long-term strategy to diversify capacity outside China, there is no guarantee that we will be able to identify, qualify and engage additional foundry partners and other suppliers in other regions in a timely manner or at all in order to mitigate these risks, or that the quality, price or terms of such production will be sufficient or acceptable to us, any of which could negatively and materially harm our business and results of operations.

Risks Associated with Product Demand and Sales

We may not achieve growth rates or financial performance comparable to past years.

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates, or a decline in revenue compared to past periods, including increased competition, loss of certain of our customers, unfavorable changes in our operations, changing technologies and customer requirements and demand, reduced global electronics demand, a deterioration in market conditions including as a result of the global economic uncertainties and tariffs, end-customer market downturns, market acceptance and penetration of our current and future products, and litigation. A decrease in our rate of growth, or a decline, in revenue, could materially and adversely affect our business and results of operations.

If demand for our products declines in the major end markets that we serve, our revenue will decrease and our results of operations and financial condition would be materially and adversely affected.

We believe that the application of our products in the storage and computing, enterprise data, automotive, industrial, communication and consumer end markets will continue to account for the majority of our revenue. If we are not able to accurately predict new end markets to serve or if the demand for our products declines in certain of our current major end markets, our revenue would decrease compared to prior year periods and our results of operations and financial condition would be materially and adversely affected. In addition, as technology evolves, the requirement to integrate the functionalities of various components, including our discrete semiconductor products, onto a single chip and/or onto other components of systems containing our products increases. Should our customers require integrated solutions that we do not offer, or if our products cannot be integrated effectively into changing technological requirements of our customers, demand for our products could decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Due to the nature of our business as a component supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are also subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. All of these factors continue to be exacerbated by the adverse effects of macroeconomic factors, including inflation, increased interest rates, decreased economic output, fluctuations in currency rates, and geopolitical tensions, such as the Russia-Ukraine conflict and the Middle East conflict. If our customers reduce their orders from us, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly or decline on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue or revenue opportunities, result in inventory write-offs, and adversely affect our financial condition and results of operations.

We may be unsuccessful in developing and selling new products with margins similar to, or better than, what we have experienced in the past, which could impact our overall gross margin and financial performance.

Our success depends on our development and sale of products that are differentiated in the market, with gross margins that have historically been above industry averages. Should we fail to improve or maintain our gross margins in the future, and accordingly develop and introduce sufficiently differentiated products that result in higher gross margins than industry averages or meet or exceed our historical margins, our business, financial condition and results of operations could be materially and adversely affected.

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

The success of a new product depends on our ability to achieve design wins with key distributors and end-customers, as well as our ability to accurately forecast long-term market demand and future technological developments, as well as on a variety of other factors, including:

•	timely and efficient completion of process design and device structure improvements;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	integration with other components and technologies;

•	product availability and pricing;

•	product quality and reliability; and

•	effective marketing, sales and services.

To the extent that we fail to timely obtain design wins, introduce new products or to quickly penetrate new markets, our business, financial condition and results of operations could be materially and adversely affected.

The loss of any significant distributors, value-added resellers or direct or indirect customers, or failure to collect accounts receivable from them could adversely affect our financial position and results of operations.

We market our products either through distribution arrangements and value-added resellers, or through our direct sales to customers that include OEMs and ODMs. A relatively small number of distributors account for a significant portion of our revenues. Specifically, our top three customers, all of which are distributors, accounted for 61%, 55% and 52% of our revenue in each of the years ended December 31, 2024, 2023 and 2022, respectively. Our revenue from indirect sales to one customer was 17% of our total revenue in 2024. If we lose a major customer or a major customer changes their products or technologies or chooses to purchase our competitors’ products such that they decrease, or eliminate the amount of our products they purchase, and we are not able to replace such customers with additional orders from existing customers or new customers, this could result in a material adverse impact on our financial condition and results of operations. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future financial condition and operating results. While we could partner with other distributors or value-added resellers to replace any of our customers, the change in business partners could interrupt our operations, cause us to have to identify and qualify new partners, and have a materially adverse impact on our business, financial condition and results of operations.

Moreover, we believe a high percentage of our products are eventually sold to a number of OEMs and ODMs. Although we communicate with OEMs and/or ODMs in an attempt to achieve “design wins,” which are decisions by OEMs and/or ODMs to incorporate our products, we do not have purchase commitments from these customers. Therefore, there can be no assurance that the OEMs and/or ODMs will continue to incorporate our ICs into their products, even if we may have secured a design win with them. OEM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs, or that the OEMs will be successful in selling products that incorporate our ICs.

Furthermore, we may not be able to maintain or increase sales to our key direct or indirect customers for other reasons, including:

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors, including, in some cases, suppliers with a broader array of products than we offer, that may affect our customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	our customers may be subject to investigations and litigation that could result in injunctive or other relief that negatively impacts sales of their products, which in turn would result in a decrease in demand for our products; and

•	our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which could result in lower sales of our products, and increase their negotiating leverage with us.

A material reduction in orders, or rumors or threats of same, by any of our significant direct or indirect customers, could reduce our revenue, cause a decline in our stock price, and adversely affect our financial condition and results of operations.

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

The introduction of new products presents significant business challenges because product development plans and expenditures may be made up to two years or more in advance of any sales. It generally takes us up to 12 months or more to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	our products must be designed into our customers’ products or systems; and

•	the development and commercial introduction of our customers’ products incorporating our products are frequently delayed.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. The lengthy sales cycles of our products also make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders, particularly as our customers are exposed to economic risks in connection with global economic uncertainty and political tensions, including tariffs, as well as the risks inherent in introducing new products or entering new markets. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or purchase order changes occur, we could lose anticipated sales and not have sufficient time to reduce our inventory and operating expenses.

Risks Associated with Supply and Manufacturing

Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by their available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us. As a result, this lack of capacity has at times constrained our product sales and revenue growth. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our gross margin may materially and unexpectedly decline. In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our revenue and results of operations.

There may be unanticipated costs associated with increasing our third-party suppliers’ manufacturing capacity.

We anticipate that future growth of our business will require increased manufacturing capacity from our third-party supply foundries, assembly shops, and testing facilities. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities, with both our current suppliers and new suppliers. The need for additional manufacturing, assembly and testing involves numerous risks, including:

•	the costs and expense associated with such increased capacity, including requirements to make long-term purchase commitments including upfront cash deposits to our suppliers;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in identifying and negotiating agreements with new foundries and suppliers; and

•	environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

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

In addition, adverse macroeconomic conditions, such as inflationary pressures resulting from worldwide supply chain constraints and other factors, have increased, and may continue to increase, the prices we pay to our suppliers. As a result of the increased costs, we have raised, and may be required to further raise the prices of our products in order to remain profitable, which could result in a loss of customers and reduced revenue. If we are unable to increase our prices to reflect higher costs, our margins will decrease.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, events such as the Russia-Ukraine conflict, the Middle East conflict and supply chain disruptions may materially impact our assembly or testing suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. Some of our customers and distributors may nevertheless cancel orders as a result of economic conditions, their own specific business challenges or for other reasons. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customers’ demands. In addition, a negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet our customer demands resulting in lost potential revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

The price and availability of commodities, such as gold, copper and silicon, may adversely impact our ability to deliver our products in a timely and cost-effective manner, and may adversely affect our business and results of operations.

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

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. Certain segments of the semiconductor market may also experience significant downturns while other segments are growing. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices, which have resulted, and could in the future result, in lower demand for our products, downward pressure on the price of our products, and/or increased inventory due to our customers’ delayed production schedule. Because a significant portion of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns, whether in the overall semiconductor industry or in a specific market segment, would have a material adverse effect on our business, financial condition and results of operations.

Industry consolidation may lead to increased competition and may harm our operating results.

In recent years, there has been a trend toward semiconductor industry consolidation. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source suppliers of multiple products for customers. This could harm our operating results and could have a material adverse effect on our business, financial condition and results of operations.

We compete against many companies with substantially greater financial and other resources, and our market share may decline if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit application engineers and design talent, introduce new products, and maintain the rate at which we introduce new products. We compete with domestic and foreign semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products, and, in some cases, may have broader product offerings that enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition, with respect to one or more of our product lines, with many manufacturers of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot guarantee that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our markets , which would materially and adversely affect our results of operations and our financial condition.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to competing semiconductor companies. For example, in August 2022, the U.S. enacted the CHIPS Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we were not eligible for such investments. Many of our competitors benefitted from the investments, which will help increase their production capacities, shorten their lead times and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The prospects for our products in these markets are dependent in part upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance and qualification of third-party sourcing for products as an alternative to in-house development. Customers may continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If any of these situations were to occur, our business, financial condition and results of operations could be materially and adversely affected.

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

While we restrict the use of third-party and open-source AI tools, such as ChatGPT, our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses risks relating to the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

AI technology may also give rise to significant legal and regulatory liability. Governments around the world have adopted, and may continue to adopt, laws and regulations related to AI, including the European Union’s AI Act, and several U.S. government agencies have increased investigations and enforcement efforts related to the use of AI technology, which could increase our compliance costs and limit our ability to use AI in the development of our products and in our operations. While the incoming U.S. administration has signaled that AI policy will be a priority, the scope and impact of any such policies cannot yet be determined. Any failure or perceived failure by us to comply with any legal or regulatory requirement could subject us to legal liability, damage our reputation or otherwise adversely affect our business.

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

Our success depends on us investing significant amounts of resources in research and development. We expect to continue investing heavily in research and development in the future in order to keep innovating and introducing new products in a timely manner and increase our revenue and profitability. Increased investments in research and development will increase our operating expenses and may divert investment from other areas of our business, which may negatively impact our operating results, and we may not achieve the return on these investments that we anticipate, or be able to reduce such expenses in a timely manner if we experience a downturn in sales. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see material adverse effects on our business, financial condition and operating results.

In addition, if new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase further. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could be harmed. Many of our competitors have significantly greater resources than we have and are able to invest substantially greater amounts into research and development initiatives than we are, which could reduce the technological advances that we may be able to achieve and may harm our ability to compete. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in the foreseeable future due to the increased complexity and the greater number of products under development.

We may not realize the anticipated benefits of any company or business that we acquire. In addition, acquisitions could result in diluting the ownership interests of our stockholders, reduce our cash balances and/or cause us to incur debt or to assume contingent liabilities, which could adversely affect our business.

As part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other business opportunities. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership, or incur substantial debt or contingent liabilities. Such actions could impact our financial condition, operating results and the price of our common stock.

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

If we are unsuccessful in integrating any acquired company or business into our operations, or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

Risks Associated with Financial Reporting

Our future worldwide tax rates, financial position and operating results may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts.

The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% under the Pillar Two framework. Many countries have already implemented or are taking steps to implement Pillar Two. It is under each country’s own discretion to adopt Pillar Two. Many aspects of Pillar Two are effective for tax years beginning in January 2024, with certain impacts to be effective in 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent that the effective tax rate is less than the minimum rate. The potential impact, if any, to our provision for income taxes, net income, and cash flows could be materially impacted by the implementation of the Pillar Two in our international jurisdictions where we have significant business operations.

In 2024, one of our foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. A deferred tax benefit of approximately $1.3 billion, net of $0.1 billion of valuation allowance, was recorded in the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive. In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion Model Rules affecting Pillar Two. If the new Administrative Guidance is adopted by the jurisdiction that granted the tax incentive, it may materially impact our global tax provision. We cannot predict the timing and how that foreign jurisdiction would adopt the new Administrative Guidance, or whether the OECD will release additional guidance in the future.

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

The challenging, subjective or complex judgments of certain accounting areas may result in errors that could result in restatements of our financial statements.

Certain areas of our accounting, including but not limited to our income tax provision and inventory reserves, require a significant amount of management judgments or could be complex. For example, due to the complexity associated with the calculation of our tax provision, including the effects of the enactment of new tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in a restatement of our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock.

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

As more fully disclosed in Item 9A. Controls and Procedures of this Annual Report, a material weakness was identified in the audit of our fiscal year ended December 31, 2023, which has been subsequently remediated as of December 31, 2024. We cannot provide assurance that we will not in the future identify new material weaknesses in our internal control over financial reporting, which may impact the reliability of our financial reporting and financial statements.

Risks Associated with Regulatory Compliance, Intellectual Property Protection and Litigation

We are subject to anti-corruption laws in the jurisdictions in which we operate. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and various anti-corruption laws of other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. While the new U.S. administration has suspended the commencement of new investigations and enforcement actions under the FCPA, the FCPA remains in effect and it is uncertain whether enforcement actions and investigations will re-commence or whether the law will be changed or re-interpreted. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all the time or protect us against liability under these laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with individuals who may be considered “foreign officials” under the FCPA or other anti-corruption laws, resulting in an elevated risk of potential violations. If we are not in compliance with applicable anti-corruption laws (including local laws), we may be subject to criminal and civil penalties and other remedial measures, including restatements of our financial reports, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation or allegations of any potential violations of anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

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

In recent years, there has been an increase in public awareness and requirements from regulators, investors, customers and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, in October 2023 and September 2024, California passed several bills that will require companies to disclose greenhouse gas emissions data and climate-related financial risks. We are also subject to increasing regulatory and compliance requirements related to labor and human rights within our supply chain, including the responsible sourcing of conflict minerals and the prohibition of conducting business with certain suppliers under the U.S. Uyghur Forced Labor Prevention Act. In addition, many of our customers increasingly include stringent environmental and other non-standard compliance requirements in their contracts with us or request significant amount of data from us for their Scope 3 emissions reporting and supply chain compliance. While we are committed to maintaining strong ESG strategies, practices, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives and efforts will be deemed sufficiently robust by regulators, stockholders, customers and other key stakeholders. The achievement of our goals and initiatives may be impacted by factors that are outside our control. Some of our stakeholders may disagree with our goals and initiatives, and the focus and views of our stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, implement new initiatives, comply with federal, state or international laws and regulations, or meet evolving and varied stakeholder expectations and views, could result in litigation, regulatory action or other legal claims, penalties, injunction or other remedies against us, damage our reputation and materially and adversely affect our business, financial condition and results of operations.

Furthermore, our compliance efforts, including the collection, assessment and reporting of ESG data, are subject to evolving reporting standards and can be costly, complex and time-consuming. In addition, climate change concerns and the potential associated environmental impact, as well as labor and human rights issues, could result in the proposal and passage of additional laws and regulations in various jurisdictions that may affect us, our suppliers and customers. Such laws and regulations could cause us to incur additional compliance costs, and failure to comply with the regulatory standards in a timely manner could result in penalties and fines. These operational, legal, compliance and other risks could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

Given our inability to control the timing and nature of significant events in our legal proceedings that either have arisen or may arise, our legal expenses are difficult to forecast and may vary substantially from our publicly disclosed forecasts with respect to any given quarter, and we could be liable for significant damages or other expenses, which could harm our stock price and financial condition.

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations, and the ultimate outcome of such legal proceedings, including any damages we might incur is difficult to predict. We may also be subject to unanticipated legal proceedings, which would result in us incurring unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses or we are found liable for significant damages or other expenses, our stock price and results of operations could be materially and adversely affected.

Future legal proceedings may divert our financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves, and in some circumstances our key customers or suppliers, against infringement claims. Such litigation is very costly. Further, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. If we are not successful in any of our intellectual property defenses, we may have to cease production of certain products, design around such technologies, or pay royalty payments to license technology, any of which could harm our financial condition and our business. Our management team may also be required to devote a great deal of time and effort to these legal proceedings, which could divert management’s attention from focusing on our operations, which could adversely affect our business.

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

If we are unsuccessful in legal proceedings brought against us or any of our customers, we could be prevented from selling our products and/or be required to pay substantial damages. An unfavorable outcome or an additional award of damages, attorneys’ fees or an injunction could cause our revenue to decline significantly and could severely harm our business and operating results.

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

Certain software we use is from open-source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flows.

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

If we fail to continue to adequately staff our sales, engineering, financial and legal functions, maintain or upgrade our business systems and maintain internal controls that meet the demands of our business, we may not be able to effectively execute our business strategy. The operation of our business also depends upon our ability to retain these employees, as they hold a significant amount of institutional knowledge about us and our products and, if they were to terminate their employment, our sales, operations and internal control over financial reporting could be adversely affected.

Risks Associated with Ownership of Our Stock

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to maintain or increase our gross margins;

•	costs of increasing wafer capacity and qualifying additional third-party wafer fabrication facilities;

•	the loss of, or a material reduction in sales to, our key customers, or rumors with respect thereto;

•	investments in sales and marketing resources to enter new markets;

•	commencement of or developments relating to litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 Index;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	the extent to which we execute the stock repurchase program and continue payment of quarterly cash dividends to stockholders;

•	our ability to meet or exceed our, investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including any global economic downturn;

•	developments generally affecting the semiconductor industry or specific segments of the industry in which we compete;

•	terrorist acts or acts of war, including the ongoing Ukraine-Russia and Middle East conflicts;

•	epidemics and pandemics;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

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

In February 2025, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500 million of our common stock. The repurchase program will expire in February 2028. The amount, timing and execution of our stock repurchase program may fluctuate based on market conditions and our priorities for the use of our cash. We are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable, or at all. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

General Risk Factors

Our worldwide operations are subject to economic and geopolitical uncertainty and risks associated with business continuity in the event of natural or other disasters including pandemics, war, climate crises and other natural disasters, which could have a material adverse effect on our business operations.

Our offices in California and Washington, the production facilities of our third-party wafer suppliers, our IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. Much of our revenue, as well as our manufacturing and assembly partners, are concentrated in Asia, particularly in China. Such concentration increases the risk that earthquakes or other natural disasters, labor strikes, epidemics and pandemics, and/or health advisories could disrupt our operations and have a material adverse impact on our business and results of operations. For example, in 2022, China experienced a severe heatwave during the summer months in the Sichuan province, which resulted in widespread power shortages, rolling backouts and temporary business shutdowns imposed by the local governments. Although we were able to successfully execute our contingency plan and our operations were not materially and adversely disrupted by the events, we cannot guarantee that we will be able to mitigate the operational risks caused by extreme weather conditions or other events.

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

Cybersecurity Risk Management and Strategy

We recognize it is imperative to diligently manage cybersecurity risks as defined in Item 106(a) of Regulation S-K. Such risks include operational risks of ransomware, phishing, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We address cybersecurity risks in our business, technical operations, privacy and compliance operations and programs through a diversified approach including threat-monitoring and assessments by third-parties, adopting IT security ISO standards/governance, and proactive risk and compliance reviews. In order to defend against cybersecurity incidents, we carry out real-time cybersecurity threat monitoring of IT assets, perform penetration testing, audit applicable data policies and conduct directed employee training. We also monitor new technologies and existing and emerging laws and regulations related to data protection and information security and implement changes that help to mitigate risk. We maintain an insurance policy that provides certain coverage for losses we incur due to data breaches and other cybersecurity incidents.

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

Item 2.	Properties

As of December 31, 2024, our owned and leased facilities each in excess of 10,000 square feet consisted of:

	U.S.	Other Countries	Total
	(In square feet)
Owned facilities	216,000	948,000	1,164,000
Leased facilities	23,000	302,000	325,000
Total facilities	239,000	1,250,000	1,489,000

We also lease other sales and marketing, and research and development offices in Asia, Europe and the U.S. We believe that our existing facilities are suitable for our current operations.

Item 3.	Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We may also be subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of December 31, 2024, there were no material pending legal proceedings to which we were a party.

On February 4, 2025, a purported class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.), and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business, including with respect to our business relationship with Nvidia. The lawsuit seeks an unspecified amount of damages as well as attorneys’ fees and other relief. We believe the lawsuit is meritless and intend to defend against it vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR”.

Holders of Common Stock

As of February 21, 2025, there were 81 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

Issuer Purchases of Equity Securities

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million of our common stock through October 29, 2026. Shares were retired upon repurchase. We repurchased approximately 1.0 million and 7,000 shares of our common stock for an aggregate purchase price of $636.2 million and $3.7 million during the years ended December 31, 2024 and 2023, respectively.

The following table represents details of our stock repurchase transactions during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
October 1, 2024 – October 31, 2024	2	$911.51	2	$620,002
November 1, 2024 – November 30, 2024	980	$632.89	980	$-
Total	982	$633.55	982

In February 2025, the Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. The repurchases, if any, will be funded from available working capital and cash repatriation from its subsidiaries.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2019, and its performance relative to the performance of a similar investment in the two indexes is shown through December 31, 2024, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

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

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear under Item 8 in this Annual Report on Form 10-K. This discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Discussions of 2022 results and year-to-year comparisons between 2023 and 2022 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

We operate in the cyclical semiconductor industry. We are subject to industry downturns, but we have targeted product and market areas that we believe allow us to operate at above average industry performance levels over the long term. Historically, our revenue has generally been higher in the second half of the year than in the first half although various factors, such as market conditions and the timing of key product introductions, could impact this trend.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from direct or indirect sales to customers in Asia was 94%, 87% and 86% for the years ended December 31, 2024, 2023 and 2022, respectively. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

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

We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. As of December 31, 2024 and through the date we filed this Annual Report, no restrictions or requirements have had a material impact on our revenue and operations; however, such restrictions can be enacted quickly and unexpectedly and could impact our business in the future. We will continue to monitor any changes or developments to export control laws, trade regulations and other trade requirements, or interpretations thereof and are committed to complying with all applicable trade laws, regulations and other requirements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to income taxes valuation allowances, inventory valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, global economic uncertainties and geopolitical tensions. Actual results could differ from these estimates and assumptions, and any such differences may be material to our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

We believe the following critical accounting estimates reflect our significant judgments used in the preparation of our consolidated financial statements.

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

As of December 31, 2024 and 2023, we had a valuation allowance of $3.6 billion and $35.0 million, respectively, attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In 2024, one of the Company’s foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination is made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made. For example, a change in forecasted income could impact the expected utilization of our tax incentive and result in an income tax benefit or additional income tax expense in our financial statements in the period such determination is made.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements regarding a recently adopted accounting pronouncement and recent accounting pronouncements not yet adopted as of December 31, 2024.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2024		2023		2022
	(In thousands, except percentages)
Revenue	$2,207,100	100.0%	$1,821,072	100.0%	$1,794,148	100.0%
Cost of revenue	986,230	44.7	799,953	43.9	745,596	41.6
Gross profit	1,220,870	55.3	1,021,119	56.1	1,048,552	58.4
Operating expenses:
Research and development	324,748	14.7	263,643	14.5	240,171	13.4
Selling, general and administrative	356,764	16.2	275,740	15.1	281,596	15.6
Total operating expenses	681,512	30.9	539,383	29.6	521,767	29.0
Operating income	539,358	24.4	481,736	26.5	526,785	29.4
Other income (expense), net	33,554	1.6	24,105	1.3	(1,848)	(0.1)
Income before income taxes	572,912	26.0	505,841	27.8	524,937	29.3
Income tax expense (benefit), net	(1,213,788)	(55.0)	78,467	4.3	87,265	4.9
Net income	$1,786,700	81.0%	$427,374	23.5%	$437,672	24.4%

Revenue

The following table summarizes our revenue by end market:

	Year Ended December 31,
End Market	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$716,264	32.5%	$322,980	17.7%	$251,415	14.0%
Storage and Computing	501,576	22.7	491,139	27.0	452,594	25.3
Automotive	413,973	18.8	394,665	21.7	300,016	16.7
Communications	225,905	10.2	204,911	11.3	251,452	14.0
Consumer	202,015	9.1	234,660	12.9	319,492	17.8
Industrial	147,367	6.7	172,717	9.4	219,179	12.2
Total	$2,207,100	100.0%	$1,821,072	100.0%	$1,794,148	100.0%

Revenue for the year ended December 31, 2024 was $2.2 billion, an increase of $386.0 million, or 21.2%, from $1.8 billion for the year ended December 31, 2023. The increase in revenue was primarily due to increases in shipment volume and average selling prices resulting primarily from product mix.

For the year ended December 31, 2024, revenue from the enterprise data market increased $393.3 million, or 121.8%, from the same period in 2023. This increase was primarily due to higher sales of our power management solutions for AI applications. Revenue from the communications market increased $21.0 million, or 10.2%, from the same period in 2023. The increase was a result of higher sales of power solutions for optical modules and routers, partially offset by lower sales of networking solutions. Revenue from the automotive market increased $19.3 million, or 4.9%, from the same period in 2023. This increase was primarily driven by increased sales of our highly integrated applications supporting advanced driver assistance systems, partially offset by lower sales of applications supporting body electronics and infotainment. Revenue from the storage and computing market increased $10.4 million, or 2.1%, from the same period in 2023. This increase was primarily driven by increased sales of products for notebooks. Revenue from the consumer market decreased $32.6 million, or 13.9%, from the same period in 2023. This decrease was a result of broad market weakness. Revenue from the industrial market decreased $25.4 million, or 14.7%, from the same period in 2023. This decrease primarily reflected lower sales of products related to industrial meter and security applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
Cost of revenue	$986,230	$799,953	$745,596
As a percentage of revenue	44.7%	43.9%	41.6%
Gross profit	$1,220,870	$1,021,119	$1,048,552
Gross margin	55.3%	56.1%	58.4%

Cost of revenue was $986.2 million, or 44.7% of revenue, for the year ended December 31, 2024, and $800.0 million, or 43.9% of revenue, for the year ended December 31, 2023. The $186.2 million increase in cost of revenue was primarily driven by increases in shipment volume and the average costs due to product mix.

Gross margin was 55.3% for the year ended December 31, 2024, compared with 56.1% for the year ended December 31, 2023. The decrease in gross margin was mainly driven by higher inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
R&D expenses	$324,748	$263,643	$240,171
As a percentage of revenue	14.7%	14.5%	13.4%

R&D expenses were $324.7 million, or 14.7% of revenue, for the year ended December 31, 2024, and $263.6 million, or 14.5% of revenue, for the year ended December 31, 2023. The $61.1 million increase in R&D expenses was primarily due to a $27.7 million increase in cash compensation expenses and benefits, an $11.0 million increase in stock-based compensation expenses and related payroll taxes, a $7.6 million increase in new product development expenses and a $5.0 million increase consisting mostly of software licensing fees.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales commissions, travel expenses, facilities costs, third party service fees and legal expenses.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
SG&A expenses	$356,764	$275,740	$281,596
As a percentage of revenue	16.2%	15.1%	15.6%

SG&A expenses were $356.8 million, or 16.2% of revenue, for the year ended December 31, 2024, and $275.7 million, or 15.1% of revenue, for the year ended December 31, 2023. The $81.0 million increase in SG&A expenses was driven by a $50.1 million increase in stock-based compensation expenses and related payroll taxes, a $16.4 million increase in cash compensation expenses and benefits, and a $6.7 million increase in professional services.

Other Income (Expense), Net

Other income, net, was $33.6 million for the year ended December 31, 2024, compared with $24.1 million for the year ended December 31, 2023. The increase was primarily due to an increase in amortization of discounts on available-for-sale securities, partially offset by an increase in charitable contributions.

Income Tax Expense (Benefit), Net

The net income tax benefit for the year ended December 31, 2024 was $1.2 billion, or 211.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to tax benefits associated with a ten-year tax incentive. In 2024, one of our foreign subsidiaries was granted a ten-year tax incentive, beginning in 2025. A deferred tax benefit of approximately $1.3 billion, net of $0.1 billion of valuation allowance, was recorded during the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive. Furthermore, the 2024 effective tax rate benefited from lower statutory tax rates at certain of our foreign subsidiaries. The effective tax rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax, the addition of a valuation allowance against foreign tax assets, and excess tax benefits from stock-based compensation.

The income tax expense for the year ended December 31, 2023 was $78.5 million, or 15.5% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain of our foreign subsidiaries and a return to provision true-up adjustment which primarily resulted from a calculation refinement of our capitalization of research and experimental expenditures under Section 174 of the Internal Revenue Code (the “IRC”). The lower effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax, the addition of a valuation allowance against foreign subsidiaries’ deferred tax assets arising from the indefinite extension of an R&D super deduction policy, and excess tax benefits from stock-based compensation.

In December 2024, we completed an intercompany transaction that resulted in one of our foreign subsidiaries recording a step up in the tax basis of intangible assets of approximately $23.2 billion. This resulted in a deferred tax difference between the U.S. GAAP basis and local tax basis of the specified intangibles. We do not expect to realize the deferred tax asset for U.S. GAAP purposes; therefore, we have recorded a full valuation allowance as of December 31, 2024.

In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion Model Rules. We will continue to evaluate the impact of this release or of other prospective guidance on our future global tax provision.

In December 2023, Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. The Bermuda CIT Act includes a 15% corporate income tax (“CIT”) applicable to Bermuda businesses that are multinational enterprise (“MNE”) groups with annual revenue of €750M or more beginning in 2025. As the Bermuda CIT Act is not effective until January 1, 2025, and we do not expect to realize material taxable income in Bermuda in 2025, no changes to income tax expense related to the Bermuda CIT Act have been recorded as of December 31, 2024.

See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

	December 31,
	2024	2023
	(In thousands, except percentages)
Cash and cash equivalents	$691,816	$527,843
Short-term investments	171,130	580,633
Total cash, cash equivalents and short-term investments	$862,946	$1,108,476
Percentage of total assets	23.9%	45.5%

Total current assets	$1,565,053	$1,819,499
Total current liabilities	(294,567)	(235,035)
Working capital	$1,270,486	$1,584,464

As of December 31, 2024, we had cash and cash equivalents of $691.8 million and short-term investments of $171.1 million, compared with cash and cash equivalents of $527.8 million and short-term investments of $580.6 million as of December 31, 2023. As of December 31, 2024, $611.9 million of cash and cash equivalents and $164.4 million of short-term investments were held by our foreign subsidiaries. For the years ended December 31, 2024 and 2023, we repatriated $642 million and $140 million, respectively, of cash from a foreign subsidiary to the U.S. with minimal tax impact. The proceeds are primarily used to fund our stock repurchase program, dividend program and ongoing business operations. We may repatriate additional cash from certain foreign subsidiaries to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$788,410	$638,213	$246,674
Net cash provided by (used in) investing activities	223,047	(178,726)	(12,510)
Net cash used in financing activities	(872,227)	(183,725)	(128,785)
Effect of change in exchange rates	(8,470)	(3,310)	(6,039)
Net increase in cash, cash equivalents and restricted cash	$130,760	$272,452	$99,340

For the year ended December 31, 2024, the $150.2 million increase in cash provided by operating activities compared to the prior period was primarily due to increased accounts receivable collections, partially offset by increased inventory purchases. The increase was also contributed by the receipt of prepaid wafer expenses in the year ended December 31, 2024 and other changes in working capital.

For the year ended December 31, 2024, the $401.8 million increase in cash provided by investing activities compared to the prior period was primarily due to a $1.0 billion year-over-year increase in the sale of investments, partially offset by a $500.8 million increase in the purchase of investments, an increase of $88.5 million in property and equipment purchases and a $33.3 million acquisition in the year ended December 31, 2024.

For the year ended December 31, 2024, the $688.5 million increase in cash used in financing activities compared to the prior period was primarily due to a $632.5 million increase in stock repurchases and a $54.8 million increase in dividends and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions and other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $862.9 million as of December 31, 2024, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of December 31, 2024, we had remaining prepayments under this agreement of $60.0 million reported in other long-term assets on the Consolidated Balance Sheets.

As of December 31, 2024, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, were $616.8 million, of which $569.6 million was due within a year.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of December 31, 2024, the remaining liability totaled $6.2 million, all of which was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities and equipment. As of December 31, 2024, these obligations totaled $15.8 million, of which $3.6 million was short-term.

Capital Return to Stockholders

In October 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $640.0 million of our common stock through October 29, 2026. As of December 31, 2024, the authorized amount under this program was utilized.

In February 2025, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. The repurchases, if any, will be funded from available working capital and cash repatriation from our subsidiaries.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of December 31, 2024, accrued dividends totaled $59.8 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

In February 2025, our Board of Directors approved an increase in the quarterly cash dividend from $1.25 per share to $1.56 per share, which amount will be paid on April 15, 2025 to all stockholders of record as of the close of business on March 31, 2025.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of December 31, 2024, these obligations totaled $98.6 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2024, the impact of changes in interest rates on our interest income was immaterial.

Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive loss on the Consolidated Balance Sheets. When the fair value of an investment is below its amortized cost basis, unrealized losses due to changes in interest rates (i.e., non-credit loss factors) are not recognized in our results of operations unless we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis. Based on our investment positions as of December 31, 2024, a hypothetical 100 basis point increase in interest rates would result in a $0.1 million decline in the fair value of our investments. Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity.

We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our sales outside the U.S. are primarily transacted in U.S. dollars. Accordingly, our sales are not generally impacted by foreign currency rate changes. The functional currency of our offshore operations is generally the local currency, primarily including the Renminbi, the New Taiwan Dollar and the Euro. We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in a currency other than the functional currency. Gains or losses from the remeasurement and settlement of the balances are reported in other income (expense), net, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations for the periods presented.

Item 8.	Financial Statements and Supplementary Data

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

Description of the Matter

The Company’s inventories totaled $419.6 million as of December 31, 2024, representing 11.6% of total assets. As explained in Note 1 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s excess and obsolete inventory write down process. This included controls over management’s assessment of inventory valuation, including the determination of forecasted usage of inventories.

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

Income Taxes – Realizability of foreign tax incentive

Description of the Matter	As discussed in Note 12 to the financial statements, the Company was granted a tax incentive of $1.4 billion with a ten-year life by a foreign jurisdiction in the year ended December 31, 2024 that may be utilized beginning in 2025. This tax incentive resulted in a net deferred tax asset with a corresponding tax benefit of $1.3 billion, due to $0.1 billion valuation allowance to reduce the carrying value of the deferred tax asset to the amount management believes it is more likely than not to realize.

Auditing the realizability of the deferred tax asset for the foreign tax incentive was complex as the assessment process includes forecasting future sources of taxable income, scheduling the use the of the tax incentive, which involves subjective assumptions, and the amounts involved are material to the financial statements as a whole.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s development of the analysis of the realizability of the foreign tax incentive expected to be utilized.

To test the realizability of the deferred tax asset related to the foreign tax incentive, we performed audit procedures that included, among others, testing the significant assumptions used in the forecasted taxable income, including validating the completeness and accuracy of the underlying data supporting the assumptions and estimates. We compared the more sensitive assumption related to revenue growth to current industry and the Company’s own historical results. We also assessed the historical accuracy of management’s own forecasts. In addition, we tested the Company’s scheduling of the utilization of the foreign tax incentive with the assistance of our tax professionals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Mateo, California

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monolithic Power Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 3, 2025

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$691,816	$527,843
Short-term investments	171,130	580,633
Accounts receivable, net	172,518	179,858
Inventories	419,611	383,702
Other current assets	109,978	147,463
Total current assets	1,565,053	1,819,499
Property and equipment, net	494,945	368,952
Acquisition-related intangible assets, net	9,938	-
Goodwill	25,944	6,571
Deferred tax assets, net	1,326,840	28,054
Other long-term assets	194,377	211,277
Total assets	$3,617,097	$2,434,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,526	$62,958
Accrued compensation and related benefits	63,918	56,286
Other accrued liabilities	128,123	115,791
Total current liabilities	294,567	235,035
Income tax liabilities	65,193	60,724
Other long-term liabilities	111,570	88,655
Total liabilities	471,330	384,414
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,823 and 48,028, respectively	706,817	1,129,937
Retained earnings	2,487,461	947,064
Accumulated other comprehensive loss	(48,511)	(27,062)
Total stockholders’ equity	3,145,767	2,049,939
Total liabilities and stockholders’ equity	$3,617,097	$2,434,353

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,207,100	$1,821,072	$1,794,148
Cost of revenue	986,230	799,953	745,596
Gross profit	1,220,870	1,021,119	1,048,552
Operating expenses:
Research and development	324,748	263,643	240,171
Selling, general and administrative	356,764	275,740	281,596
Total operating expenses	681,512	539,383	521,767
Operating income	539,358	481,736	526,785
Other income (expense), net	33,554	24,105	(1,848)
Income before income taxes	572,912	505,841	524,937
Income tax expense (benefit), net	(1,213,788)	78,467	87,265
Net income	$1,786,700	$427,374	$437,672

Net income per share:
Basic	$36.76	$8.98	$9.37
Diluted	$36.59	$8.76	$9.05
Weighted-average shares outstanding:
Basic	48,599	47,610	46,727
Diluted	48,835	48,771	48,358

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net incom	$1,786,700	$427,374	$437,672
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(22,843)	(9,528)	(32,293)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $(153), $1,352 and $(184), respectively	1,394	5,543	(6,664)
Other comprehensive loss, net of tax	(21,449)	(3,985)	(38,957)
Comprehensive income	$1,765,251	$423,389	$398,715

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	46,256	$803,226	$424,879	$15,880	$1,243,985
Net income	-	-	437,672	-	437,672
Other comprehensive loss	-	-	-	(38,957)	(38,957)
Dividends and dividend equivalents declared ($3.00 per share)	-	-	(146,148)	-	(146,148)
Common stock issued under the employee equity incentive plan	837	5,358	-	-	5,358
Common stock issued under the employee stock purchase plan	14	5,877	-	-	5,877
Stock-based compensation expense	-	160,815	-	-	160,815
Balance as of December 31, 2022	47,107	975,276	716,403	(23,077)	1,668,602
Net income	-	-	427,374	-	427,374
Other comprehensive loss	-	-	-	(3,985)	(3,985)
Dividends and dividend equivalents declared ($4.00 per share)	-	-	(196,713)	-	(196,713)
Common stock issued under the employee equity incentive plan	911	1,118	-	-	1,118
Common stock issued under the employee stock purchase plan	17	7,568	-	-	7,568
Repurchases of common stock	(7)	(3,741)	-	-	(3,741)
Stock-based compensation expense	-	149,716	-	-	149,716
Balance as of December 31, 2023	48,028	1,129,937	947,064	(27,062)	2,049,939
Net income	-	-	1,786,700	-	1,786,700
Other comprehensive loss	-	-	-	(21,449)	(21,449)
Dividends and dividend equivalents declared ($5.00 per share)	-	-	(246,303)	-	(246,303)
Common stock issued under the employee equity incentive plan	778	-	-	-	-
Common stock issued under the employee stock purchase plan	18	8,727	-	-	8,727
Repurchases of common stock	(1,001)	(637,478)	-	-	(637,478)
Stock-based compensation expense	-	205,631	-	-	205,631
Balance as of December 31, 2024	47,823	$706,817	$2,487,461	$(48,511)	$3,145,767

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,786,700	$427,374	$437,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,430	40,168	37,114
Amortization of premium (discount) on available-for-sale securities	(20,145)	(5,277)	4,375
Loss (gain) on deferred compensation plan investments	(9,400)	(8,505)	6,600
Deferred taxes, net	(1,302,911)	5,865	(13,220)
Gain on sale of equity investment	-	(1,424)	-
Stock-based compensation expense	205,640	149,711	160,992
Other	28	(23)	97
Changes in operating assets and liabilities:
Accounts receivable	7,325	2,884	(77,903)
Inventories	(35,215)	63,583	(188,073)
Other assets	54,544	(24,310)	(177,284)
Accounts payable	23,169	4,797	(11,240)
Accrued compensation and related benefits	8,743	(31,187)	28,514
Income tax liabilities	13,226	(308)	16,559
Other accrued liabilities	20,276	14,865	22,471
Net cash provided by operating activities	788,410	638,213	246,674
Cash flows from investing activities:
Purchases of property and equipment	(146,118)	(57,578)	(58,843)
Cash paid for an assumed lease	(18,175)	-	-
Purchases of investments	(1,082,706)	(582,603)	(65,785)
Maturities and sales of investments	1,508,135	468,308	128,610
Cash paid for acquisition, net of cash acquired	(33,283)	-	-
Contributions to deferred compensation plan, net	(4,806)	(6,853)	(16,492)
Net cash provided by (used in) investing activities	223,047	(178,726)	(12,510)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(4,087)	(2,826)	(2,055)
Proceeds from common stock issued under the employee equity incentive plan	-	1,118	5,358
Proceeds from common stock issued under the employee stock purchase plan	8,727	7,568	5,877
Repurchases of common stock	(636,244)	(3,741)	-
Dividends and dividend equivalents paid	(240,623)	(185,844)	(137,965)
Net cash used in financing activities	(872,227)	(183,725)	(128,785)
Effect of change in exchange rates	(8,470)	(3,310)	(6,039)
Net increase in cash, cash equivalents and restricted cash	130,760	272,452	99,340
Cash, cash equivalents and restricted cash, beginning of period	561,181	288,729	189,389
Cash, cash equivalents and restricted cash, end of period	$691,941	$561,181	$288,729
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$79,562	$85,128	$85,031
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$22,292	$1,784	$5,743
Liability accrued for dividends and dividend equivalents	$63,409	$53,213	$40,939

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Monolithic Power Systems, Inc. (the “Company”) was incorporated in the State of California on August 22, 1997. On November 17, 2004, the Company was reincorporated in the State of Delaware. MPS is a fabless global company that provides high-performance, semiconductor-based power electronics solutions. MPS’s mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to income tax valuation allowances, inventory valuation and stock-based compensation. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s consolidated financial statements.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency, with the exception of certain subsidiaries which invoice revenues in U.S. Dollars. The primary subsidiaries are located in China, Taiwan and Europe, which utilize the Renminbi, the New Taiwan Dollar and the Euro as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.

In addition, the Company incurs foreign currency exchange gains or losses related to certain transactions, including intercompany transactions, that are denominated in a currency other than the functional currency. Foreign currency exchange gains and losses in connection with the remeasurement and settlement of the balances were reported in other income (expense), net, on the Consolidated Statements of Operations and were not material in any of the periods presented.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value, the Company considers the principal or most advantageous market in which the Company would transact, as well as assumptions that market participants would use when pricing the assets or liabilities. Fair value is estimated by applying the fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. See Note 5 for additional information on the fair value of the Company’s financial instruments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation commences when an asset is placed in service and available for its intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements have estimated useful lives of 20 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease period. Lab equipment and production equipment have estimated useful lives of three to ten years. Software has estimated useful lives of one to seven years. Transportation equipment has estimated useful lives of 5 to 20 years. Furniture and fixtures have estimated useful lives of three to five years. Land is not depreciated.

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

In-process research and development (“IPR&D”) assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition. IPR&D assets are initially capitalized at fair value as intangible assets with indefinite lives. When IPR&D projects are completed, they are reclassified as amortizable intangible assets and are amortized over their estimated useful lives. Alternatively, if IPR&D projects are abandoned, they are impaired and expensed as R&D costs. Acquisition-related intangible assets with finite lives consist of developed technologies, which are amortized on a straight-line basis over their estimated remaining useful lives. The amortization expense is recorded in cost of revenue in the Consolidated Statements of Operations. No impairment of acquisition-related intangible assets has been identified in any of the periods presented.

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

The liabilities for compensation deferred under the plan are recorded at fair value as of the end of each reporting period. Changes in the fair value of the liabilities are included in operating expenses on the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies, mutual funds and money market funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies, and at the fair value of the mutual funds and money market funds. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund and money market fund investments are included in other income (expense), net, on the Consolidated Statements of Operations. The following table summarizes the deferred compensation plan balances on the Consolidated Balance Sheets (in thousands):

	December 31,
	2024	2023
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$27,249	$23,545
Fair value of mutual funds and money market funds	65,337	54,836
Total	$92,586	$78,381

Deferred compensation plan assets reported in:
Other long-term assets	$92,586	$78,381

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$2,323	$384
Other long-term liabilities	93,653	80,903
Total	$95,976	$81,287

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

Stock-Based Compensation

The Company’s restricted stock units (“RSUs”) include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with both market and performance conditions (“MPSUs”). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of time-based RSUs is determined based on the grant date stock price. The fair value of all other awards, including PSUs that have a purchase price adjustment, MSUs and MPSUs is determined based on the Monte Carlo simulation model.

The valuation model considers inputs including stock price, expected volatility, expected term of awards, risk-free interest rate, and expected dividend yield. Expected volatility used in the model is determined based on historical volatility of the Company’s stock price for the period, which corresponds to the expected term of the awards, immediately preceding the granting of the awards.

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

Litigation and Contingencies

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company has also been subject to litigation initiated by its stockholders. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. In addition, from time to time, the Company becomes aware that it is subject to other contingent liabilities. When this occurs, the Company will evaluate the appropriate accounting for the potential contingent liabilities to determine whether a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the facts and circumstances in each matter, the Company uses its judgment to determine whether it is probable that a contingent loss has occurred and whether the amount of such loss can be estimated. If the Company determines a loss is probable and estimable, the Company records a contingent loss. In determining the amount of a contingent loss, the Company takes into account advice received from experts for each specific matter regarding the status of legal proceedings, settlement negotiations, prior case history and other factors. Should the judgments and estimates made by management need to be adjusted as additional information becomes available, the Company may need to record additional contingent losses. Alternatively, if the judgments and estimates made by management are adjusted, for example, if a particular contingent loss does not occur, the contingent loss recorded would be reversed.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution from contingently issuable shares and calculated using the treasury stock method. Contingently issuable shares, including all types of equity awards, are considered outstanding shares of common stock and included in the basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in the diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.

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

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive loss presented on the Consolidated Balance Sheets primarily consists of unrealized gains and losses related to available-for-sale investments and foreign currency translation adjustments.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve disclosures regarding a public entity’s reportable segments, primarily through more comprehensive disclosures around significant segment expenses. The Company adopted the guidance during the three months ended December 31, 2024 and the adoption did not have a significant impact on the related Note 16 to the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted as of December 31, 2024

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The guidance will be effective for annual reporting for fiscal year 2027 and interim reporting for the first quarter in 2028. The standard can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption on its consolidated financial statements.

2.  REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested ICs, power modules as well as dies in wafer form. The remaining revenue, which primarily consists of royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, was not significant in any of the periods presented. See Note 16 for the disaggregation of the Company’s revenue by geographic region.

The Company sells its products primarily through third-party distributors and value-added resellers. In addition, the Company sells directly to certain OEMs, ODMs and end customers. For the years ended December 31, 2024, 2023 and 2022, 90%, 80% and 83%, respectively, of the Company’s product sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Variable Consideration

The Company accounts for price adjustments and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Certain U.S.-based distributors have price adjustment rights when they sell the Company’s products to their customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower prices, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments, with a corresponding reduction to revenue.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within other accrued liabilities. As of December 31, 2024 and 2023, customer prepayments totaled $6.9 million and $2.8 million, respectively. The increase in the customer prepayment balance for the year ended December 31, 2024 resulted from an increase in unfulfilled customer orders for which the Company had received payments.

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

3. ACQUISITION

On January 3, 2024 (the “Acquisition Date”), the Company acquired 100% of the outstanding capital stock of Axign, a Dutch company that designs and develops class-D audio ICs, targeting applications ranging from portable consumer speakers to automotive and professional-grade multi-speaker systems. Commencing on the Acquisition Date, Axign became a wholly-owned subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements.

Purchase Consideration

The purchase consideration was $33.4 million in cash.

In connection with the acquisition, the Company incurred $0.4 million in transaction costs that were expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Purchase Price Allocation

The purchase price allocation for Axign was as follows (in thousands):

Inventory	$720
Other tangible assets acquired, net of liabilities assumed	1,623
Intangible assets:
Developed technology	9,184
IPR&D	2,147
Total identifiable net assets acquired	13,674
Goodwill	19,724
Total net assets acquired	$33,398

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

The goodwill arising from the acquisition was primarily attributed to the assembled workforce and synergies that are anticipated to enable the Company to develop solutions with lower power consumption in the consumer and automotive end markets using Axign’s digital feedback technology. The goodwill is not expected to be deductible for tax purposes.

4.  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	December 31,
	2024	2023
Cash	$679,949	$392,329
Money market funds	11,867	135,514
Certificates of deposit	164,418	127,123
Corporate debt securities	6,712	95,101
U.S. treasuries and government agency bonds	-	358,409
Auction-rate securities backed by student-loan notes	148	567
Total	$863,094	$1,109,043

	December 31,
	2024	2023
Reported as:
Cash and cash equivalents	$691,816	$527,843
Short-term investments	171,130	580,633
Investment within other long-term assets	148	567
Total	$863,094	$1,109,043

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2024 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$171,197	$171,130
Due in 1 - 5 years	-	-
Due in greater than 5 years	150	148
Total	$171,347	$171,278

Gross realized gains and losses were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for sale investments (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$11,867	$-	$-	$11,867
Certificates of deposit	164,418	-	-	164,418
Corporate debt securities	6,779	-	(67)	6,712
Auction-rate securities backed by student-loan notes	150	-	(2)	148
Total	$183,214	$-	$(69)	$183,145

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$135,514	$-	$-	$135,514
Certificates of deposit	127,123	-	-	127,123
Corporate debt securities	96,636	4	(1,539)	95,101
U.S. treasuries and government agency bonds	358,177	327	(95)	358,409
Auction-rate securities backed by student-loan notes	574	-	(7)	567
Total	$718,024	$331	$(1,641)	$716,714

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$-	$-	$6,712	$(67)	$6,712	$(67)
U.S. treasuries and government agency bonds	-	-	-	-	-	-
Auction-rate securities backed by student-loan notes	-	-	148	(2)	148	(2)
Total	$-	$-	$6,860	$(69)	$6,860	$(69)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$20,792	$(19)	$70,806	$(1,520)	$91,598	$(1,539)
U.S. treasuries and government agency bonds	97,599	(95)	-	-	97,599	(95)
Auction-rate securities backed by student-loan notes	-	-	567	(7)	567	(7)
Total	$118,391	$(114)	$71,373	$(1,527)	$189,764	$(1,641)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of December 31, 2024 and 2023, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amounts reported on the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$691,816	$527,843
Restricted cash included in other current assets	-	33,204
Restricted cash included in other long-term assets	125	134
Total cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows	$691,941	$561,181

As of December 31, 2023, restricted cash included in other current assets was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign.

5. FAIR VALUE MEASUREMENTS

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

●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following table details the fair value of the financial assets measured on a recurring basis (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$11,867	$11,867	$-	$-
Certificates of deposit	164,418	-	164,418	-
Corporate debt securities	6,712	-	6,712	-
Auction-rate securities backed by student-loan notes	148	-	-	148
Mutual funds and money market funds under deferred compensation plan	65,337	65,337	-	-
Total	$248,482	$77,204	$171,130	$148

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$135,514	$135,514	$-	$-
Certificates of deposit	127,123	-	127,123	-
Corporate debt securities	95,101	-	95,101	-
U.S. treasuries and government agency bonds	358,409	-	358,409	-
Auction-rate securities backed by student-loan notes	567	-	-	567
Mutual funds and money market funds under deferred compensation plan	54,836	54,836	-	-
Total	$771,550	$190,350	$580,633	$567

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

6. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$91,851	$118,917
Work in process	169,982	112,750
Finished goods	157,778	152,035
Total	$419,611	$383,702

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Other receivables (1)	$60,000	$50,000
Prepaid expenses	36,083	28,964
RSU tax withholding proceeds receivable	10	20,141
Restricted cash (2)	-	33,204
Other	13,885	15,154
Total	$109,978	$147,463

(1)	Other receivables relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 13 for details about the supply agreement.
(2)	The restricted cash as of December 31, 2023 was related to preliminary purchase consideration held in a trust account in connection with the Company’s acquisition of Axign.

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2024	2023
Land	$50,681	$48,490
Production equipment and software	340,691	270,390
Buildings and improvements	224,490	205,132
Transportation equipment	72,044	28,641
Leasehold improvements	18,301	17,052
Furniture and fixtures	13,472	11,711
Construction in progress	27,477	16,980
Property and equipment, gross	747,156	598,396
Less: accumulated depreciation and amortization	(252,211)	(229,444)
Total	$494,945	$368,952

Depreciation and amortization expense on property and equipment was $35.1 million, $40.0 million and $36.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred compensation plan assets	$92,586	$78,381
Prepaid wafer purchases (1)	60,000	120,000
Operating lease ROU and related assets (2)	34,198	8,355
Other	7,593	4,541
Total	$194,377	$211,277

(1)	Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 13 for details about the supply agreement.
(2)	The operating lease ROU and related assets as of December 31, 2024 includes a fair value measurement related to favorable market terms on a facility lease.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Dividends and dividend equivalents	$60,622	$57,697
Stock rotation and sales returns	20,799	18,843
Other	46,702	39,251
Total	$128,123	$115,791

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred compensation plan liabilities	$93,653	$80,903
Dividend equivalents	4,943	2,187
Operating lease liabilities	12,974	5,565
Total	$111,570	$88,655

7. LEASES

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

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		December 31,
	Financial Statement Line Item	2024	2023
Operating lease ROU assets	Other long-term assets	$16,915	$8,355

Operating lease liabilities	Other accrued liabilities	$2,819	$2,303
	Other long-term liabilities	$12,974	$5,565

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Year Ended December 31,
	2024	2023	2022
Lease costs:
Operating lease costs	$3,903	$3,113	$2,704
Other	2,840	2,120	1,769
Total lease costs	$6,743	$5,233	$4,473

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,346	$2,954	$2,762
ROU assets obtained in exchange for new operating lease liabilities	$11,940	$7,081	$1,175

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	11.5	4.7
Weighted-average discount rate	5.5%	4.3%

As of December 31, 2024, the maturities of the lease liabilities were as follows (in thousands):

2025	$3,618
2026	2,725
2027	2,292
2028	1,561
2029	1,190
Thereafter	11,461
Total remaining lease payments	22,847
Less: imputed interest	(7,054)
Total lease liabilities	$15,793

As of December 31, 2024, the operating leases that had not yet commenced were not material.

8. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of December 31, 2024, 3.8 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$6,305	$4,545	$4,721
Research and development	45,626	36,611	35,355
Selling, general and administrative	153,709	108,555	120,916
Total stock-based compensation expense	$205,640	$149,711	$160,992
Tax benefit related to stock-based compensation (1)	$3,040	$2,519	$2,498

(1)	Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the IRC.

RSUs

The Company’s RSUs include time-based RSUs, PSUs, MSUs, and MPSUs. Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance or market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with or service to the Company.

A summary of RSU activity is presented in the table below (in thousands, except per share amounts):

	Time-Based RSUs		PSUs and MPSUs				MSUs		Total
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares			Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	125	$235.82	1,166			$222.78	1,218	$44.59	2,509	$136.87
Granted	49	$390.89	35	(1	)(2)	$385.80	917	$199.63	1,001	$215.63
Vested	(61)	$193.18	(452)			$147.78	(324)	$23.57	(837)	$103.02
Forfeited	(7)	$316.00	(1)			$377.86	(6)	$216.37	(14)	$275.47
Outstanding at December 31, 2022	106	$327.13	748			$275.70	1,805	$126.57	2,659	$176.50
Granted	51	$472.38	281	(1)		$449.38	31	$330.95	363	$444.86
Vested	(49)	$296.65	(543)			$257.24	(319)	$23.57	(911)	$177.54
Forfeited	(6)	$387.61	(4)			$315.19	(15)	$110.65	(25)	$209.23
Outstanding at December 31, 2023	102	$411.11	482			$397.77	1,502	$152.89	2,086	$222.04
Granted	33	$653.66	369	(1)		$578.36	-	$-	402	$584.49
Vested	(46)	$385.06	(169)			$282.62	(563)	$68.48	(778)	$133.62
Forfeited	(4)	$482.83	(1)			$409.27	(1)	$270.15	(6)	$432.32
Outstanding at December 31, 2024	85	$516.12	681			$524.08	938	$203.32	1,704	$347.01

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.
(2)	Amount included grants and cancellations of the 2022 Executive PSUs as defined under the “2022 PSUs” section.

The intrinsic value related to vested RSUs was $513.0 million, $461.3 million and $336.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total intrinsic value of all outstanding RSUs was $990.0 million, based on the closing stock price of $591.70. As of December 31, 2024, unamortized compensation expense related to all outstanding RSUs was $261.0 million with a weighted-average remaining recognition period of approximately two years.

There were no cash proceeds from vested PSUs with a purchase price for the year ended December 31, 2024. Cash proceeds from vested PSUs with a purchase price totaled $1.1 million and $5.4 million for the years ended December 31, 2023, and 2022, respectively.

Time-Based RSUs

For the years ended December 31, 2024, 2023 and 2022, the Compensation Committee granted 33,000, 51,000 and 49,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

PSUs and MPSUs

2024 PSUs:

In February 2024, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of three sets of independent performance goals (“2024 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2024 Executive PSUs based on the achievement of the Company’s average three-year (2024 through 2026) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn 100% of the target number of the 2024 Executive PSUs if the Company achieves a reduction in 2026 of 25% global combined Scope 1 and Scope 2 greenhouse gas emissions against the 2022 baseline. For the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if more than one-third of the Company’s total 2026 revenue in the automotive end market is generated from Electronic Vehicle (“EV”) automakers. In addition, for the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if total 2026 revenue from products enabling EV powertrains and EV 48V systems grows to 200% of the 2023 baseline. For the first goal, a percentage of the 2024 Executive PSUs will fully vest on December 31, 2026, depending on the degree to which the pre-determined goal is met during the performance period. The 2024 Executive PSUs related to the second and the third goal will fully vest on December 31, 2026 if the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2024 Executive PSUs is $154.3 million.

In February 2024, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2025 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2024 and 2025) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2024 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2024 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2024 Non-Executive PSUs will vest in the first quarter of 2026 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2024 Non-Executive PSUs will vest over the following two years on a quarterly basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2024 Non-Executive PSUs is $17.6 million.

The 2024 Executive PSUs and the 2024 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the associated performance period is $30 higher than the grant date stock price of $632.98. The Company determined the grant date fair value of the 2024 Executive PSUs and the 2024 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $632.98, simulation term of three years, expected volatility of 49.4%, risk-free interest rate of 4.1%, and expected dividend yield of 0.8%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2023 PSUs:

In February 2023, the Compensation Committee granted 69,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of two sets of performance goals (“2023 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2023 Executive PSUs based on the achievement of the Company’s average three-year (2023 through 2025) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the SIA. For the second goal, the executive officers can earn up to an additional 200% of the target number of the 2023 Executive PSUs if the Company secures additional manufacturing capacity outside China during the three-year performance period. For both goals, a percentage of the 2023 Executive PSUs will fully vest on December 31, 2025, depending on the degree to which the pre-determined goals are met during the performance periods. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2023 Executive PSUs is $156.2 million.

In February 2023, the Compensation Committee granted 13,000 PSUs to certain non-executive employees, which represented the target number of shares that could be earned based on the degree of achievement of the Company’s 2024 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2023 and 2024) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2023 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2023 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 23,000 shares were awarded to the non-executive employees. 50% of the 2023 Non-Executive PSUs will vest in the first quarter of 2025. The remaining 2023 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2023 Non-Executive PSUs is $10.4 million.

The 2023 Executive PSUs and the 2023 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the performance period is $30 higher than the grant date stock price of $467.62. This market condition was achieved for the 2023 Non-Executive PSUs. The Company determined the grant date fair value of the 2023 Executive PSUs and the 2023 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $467.62, simulation term of four years, expected volatility of 51.0%, risk-free interest rate of 3.9%, and expected dividend yield of 0.9%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represented the target number of shares that could be earned subject to the achievement of two sets of performance goals (“2022 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA. 50% of the 2022 Executive PSUs would vest in the first quarter of 2024 if the pre-determined revenue goal was met during the performance period. The remaining 2022 Executive PSUs would vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn up to an additional 200% of the target number of the 2022 Executive PSUs if the Company secured additional wafer capacity during a three-year performance period. The 2022 Executive PSUs related to the second goal would fully vest in the first quarter of 2025 if the pre-determined goal was met during the performance period. In addition, all vested shares related to the second goal would be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2022 Executive PSUs would be $142.7 million. The 2022 Executive PSUs were subsequently cancelled by the Board of Directors in October 2022. See the “2022 MSUs” section for further details.

In February 2022, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represented the target number of shares that could be earned subject to the achievement of the Company’s 2023 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2022 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2022 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 29,000 shares were awarded to the non-executive employees. 50% of the 2022 Non-Executive PSUs vested in the first quarter of 2024. The remaining 2022 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2022 Non-Executive PSUs is $10.9 million.

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

2021 PSUs:

In February 2021, the Compensation Committee granted 80,000 PSUs to the executive officers, which represented the target number of shares that could be earned subject to the achievement of two sets of performance goals (“2021 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2021 Executive PSUs based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA. Based on the actual revenue achievement at the end of the performance period, a total of 240,000 shares were awarded to the executive officers. 50% of the 2021 Executive PSUs vested in the first quarter of 2023. The remaining 2021 Executive PSUs vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn an additional 100% of the target number of the 2021 Executive PSUs subject to the achievement of three environmental objectives under the Company’s ESG initiatives with a performance period through December 31, 2023. As of December 31, 2023, all three environmental objectives were achieved and a total of 80,000 shares were awarded to the executive officers. The 2021 Executive PSUs related to the ESG goal fully vested upon achievement of the objectives. All vested shares related to the ESG goal were subject to a post-vesting sales restriction period of one year. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2021 Executive PSUs is $114.4 million.

In February 2021, the Compensation Committee granted 14,000 PSUs to certain non-executive employees, which represented the target number of shares that could be earned subject to the achievement of the Company’s 2022 revenue goals for certain regions or product line divisions, or based on the achievement of the Company’s average two-year (2021 and 2022) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (“2021 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2021 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 33,000 shares were awarded to the non-executive employees. 50% of the 2021 Non-Executive PSUs vested in the first quarter of 2023. The remaining 2021 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2021 Non-Executive PSUs is $11.8 million.

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

MSUs

2022 MSUs:

In October 2022, the Compensation Committee cancelled the 2022 Executive PSUs and granted 159,000 MSUs to the executive officers as replacement awards, which represented the target number of shares that could be earned subject to the achievement of both stock price targets and stock performance compared to the companies comprising the Philadelphia Semiconductor Sector Index (“Peer Group”) over a three-year performance period from October 25, 2022 to October 25, 2025 (“2022 Executive MSUs”). The maximum number of shares that an executive officer could earn was 500% of the target number of the 2022 Executive MSUs if: (1) the Company achieved five stock price targets ranging from $455 to $591 at any time during the performance period, and (2) the Company’s total stockholder return ranked in the 50th percentile or above relative to the Peer Group at the end of the performance period. As of December 31, 2024, all price targets have been achieved. Upon achievement of the performance conditions, the 2022 Executive MSUs will fully vest on October 25, 2025. Under modification accounting, the total stock-based compensation cost was $119.2 million, which was subsequently updated to $124.3 million due to a change of application of accounting methodology. The total stock-based compensation cost of $124.3 million included the unamortized expense of $102.8 million related to 2022 Executive PSUs on the modification date and the incremental cost of $21.5 million related to the 2022 Executive MSUs as a result of the modification.

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

In February 2022, the Compensation Committee granted 24,000 MSUs to certain non-executive employees, which represented the target number of shares that could be earned upon achievement of stock price targets (“2022 Non-Executive MSUs”). The maximum number of shares that an employee could earn was 500% of the target number of the 2022 Non-Executive MSUs if the Company achieved five stock price targets ranging from $472 to $590 during a performance period from February 3, 2022 to February 3, 2025. As of December 31, 2023, the Company had achieved all stock price targets. Accordingly, the non-executive employees were awarded a total of 113,000 shares. The 2022 Non-Executive MSUs will vest in equal amounts on each of the first, second and third anniversaries of February 3, 2025. The total stock-based compensation cost for the 2022 Non-Executive MSUs is $29.8 million.

The Company determined the grant date fair value of the 2022 Non-Executive MSUs using a Monte Carlo simulation model with the following assumptions: stock price of $393.16, simulation term of six years, expected volatility of 39.0%, risk-free interest rate of 1.7%, and expected dividend yield of 0.8%.

9. STOCKHOLDERS’ EQUITY

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

	Year Ended December 31,
	2024	2023	2022
Dividend declared per share	$5.00	$4.00	$3.00
Total amount	$242,459	$190,642	$140,337

As of December 31, 2024 and 2023, accrued dividends totaled $59.8 million and $47.9 million, respectively.

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

The Company anticipates that cash used for future dividend payments will come from its domestic cash, cash generated from ongoing U.S. operations, and cash repatriated from certain foreign subsidiaries. The Company also anticipates that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the employees do not fulfill the requisite service requirement and, as a result, the awards do not vest. As of December 31, 2024 and 2023, accrued dividend equivalents totaled $5.8 million and $11.9 million, respectively.

Stock Repurchase Program

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million of its common stock through October 29, 2026. Shares were retired upon repurchase. The Company repurchased approximately 1.0 million and 7,000 shares of its common stock for an aggregate purchase price of $636.2 million and $3.7 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the authorized amount under this program was utilized.

The U.S. Inflation Reduction Act of 2022 (the “IRA”) requires a 1% excise tax of the value of certain stock repurchases in excess of stock issued for employee compensation made after December 31, 2022, which was not material for the years ended December 31, 2024 and 2023, respectively.

10. OTHER INCOME (EXPENSE), NET

The components of other income (expense), net, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$27,093	$23,363	$14,369
Amortization of discount (premium) on available-for-sale securities, net	20,145	5,277	(4,375)
Gain (loss) on deferred compensation plan investments	9,400	8,505	(6,600)
Charitable contributions	(23,742)	(14,850)	(5,900)
Gain on sale of equity investment	-	1,424	-
Other	658	386	658
Total	$33,554	$24,105	$(1,848)

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$1,786,700	$427,374	$437,672

Denominator:
Weighted-average outstanding shares—basic	48,599	47,610	46,727
Effect of dilutive securities	236	1,161	1,631
Weighted-average outstanding shares—diluted	48,835	48,771	48,358

Net income per share:
Basic	$36.76	$8.98	$9.37
Diluted	$36.59	$8.76	$9.05

Anti-dilutive common stock equivalents were not material for the periods presented.

12.  INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$(46,263)	$(15,066)	$(30,190)
Foreign	619,175	520,907	555,127
Income before income taxes	$572,912	$505,841	$524,937

The components of the income tax expense (benefit), net were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$72,576	$61,064	$95,176
State	348	4,257	12
Foreign	11,155	5,702	5,019
Deferred:
Federal	2,773	(1,705)	(8,523)
State	160	(744)	-
Foreign	(1,300,800)	9,893	(4,419)
Income tax expense (benefit), net	$(1,213,788)	$78,467	$87,265

The effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income at lower rates	(21.4)	(21.9)	(22.8)
U.S. tax impact of foreign earnings and losses	15.1	14.5	16.3
Changes in valuation allowance	626.6	2.9	0.2
Stock-based compensation	1.9	2.2	2.8
Return to provision true-up adjustment	(0.1)	(2.0)	-
Tax attributes, net of reserves	(247.2)	(1.3)	(1.0)
Effects of intercompany transactions	(608.5)	-	-
Other adjustments	0.7	0.1	0.1
Effective tax rate	(211.9)%	15.5%	16.6%

The prior years’ tax attributes, net of reserves and other adjustments has been disaggregated to conform with the current-year presentation.

In 2024, one of the Company’s foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. A deferred tax benefit of approximately $1.3 billion, net of $0.1 billion of valuation allowance, was recorded during the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive.

In December 2024, the Company completed an intercompany transaction that resulted in one of its foreign subsidiaries recording a step up in the tax basis of intangible assets of approximately $23.2 billion. This resulted in a deferred tax difference between the U.S. GAAP basis and local tax basis of the specified intangibles. The Company does not expect to realize the deferred tax asset for U.S. GAAP purposes; therefore, the Company has recorded a full valuation allowance as of December 31, 2024.

In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion (“GloBE”) Model Rules. The Company will continue to evaluate the impact of this release or of other prospective guidance on its future global tax provision.

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Tax attributes	$1,465,666	$49,633
Depreciation and amortization	3,465,739	-
Stock-based compensation	3,432	3,404
Deferred compensation	11,202	11,126
Other expenses not currently deductible	9,505	7,755
Deferred tax assets, gross	4,955,544	71,918
Valuation allowance	(3,624,567)	(35,008)
Deferred tax assets, net of valuation allowance	1,330,977	36,910
Deferred tax liabilities:
Depreciation and amortization	-	(6,420)
Undistributed foreign earnings	(953)	(817)
Other expenses currently deductible	(3,184)	(1,619)
Deferred tax liabilities	(4,137)	(8,856)
Net deferred tax assets	$1,326,840	$28,054

The prior years’ tax credits and net operating loss components of deferred tax assets have been aggregated within the tax attributes line to conform with the current-year presentation.

GILTI:

The Company accounts for GILTI as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s most significant deferred tax asset is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2024 and 2023, the Company has evaluated the realization of its deferred tax assets and recorded a valuation allowance for assets that do not meet the more-likely-than-not recognition threshold.

A reconciliation of the beginning and ending balance of valuation allowances was as follows (in thousands):

Period	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
Year ended December 31, 2022	$19,520	$1,743	$(942)	$20,321
Year ended December 31, 2023	$20,321	$15,405	$(718)	$35,008
Year ended December 31, 2024	$35,008	$3,591,638	$(2,079)	$3,624,567

The additions in 2024 were primarily the result of the step up in tax basis of intangible assets and a tax incentive received by one of our foreign subsidiaries. The Company has evaluated the deferred tax assets generated by each of these events and recorded a valuation allowance for any deferred tax assets that are not realizable on a more-likely-than-not basis.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from a foreign subsidiary on an ongoing basis to fund its future U.S.-based expenditures, stock repurchases and dividends. For the years ended December 31, 2024 and 2023, the Company repatriated $642.0 million and $140.0 million from a foreign subsidiary, respectively. No cash was repatriated from the subsidiary during the year ended December 31, 2022.

For all other foreign subsidiaries, the Company expects to indefinitely reinvest undistributed earnings to fund their operations and R&D. As of December 31, 2024 and 2023, the undistributed earnings were approximately $108.2 million and $85.0 million, respectively. An actual repatriation of the undistributed earnings could be subject to additional foreign withholding taxes and U.S. state taxes. The Company expects to be able to take a dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the unrecognized state and withholding deferred tax liability is not practicable at this time due to the complexities associated with the hypothetical calculation.

Other Income Tax Provision Matters

As of December 31, 2024, the Company did not have federal net operating loss carryforwards. As of December 31, 2024, the state net operating loss carryforwards for income tax purposes were $4.3 million, which will expire beginning in 2030. As of December 31, 2024, the Company has foreign net operating loss carryforwards for income tax purposes of $170.0 million, $3.7 million of which can be carried forward indefinitely, while $166.3 million will expire beginning in 2029.

As of December 31, 2024, the Company had no R&D tax credit carryforwards for federal income tax purposes. As of December 31, 2024, the Company has $44.7 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2024, the Company had $74.4 million of unrecognized tax benefits, $58.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2023, the Company had $62.7 million of unrecognized tax benefits, $48.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits was as follows (in thousands):

Balance as of January 1, 2022	$41,521
Increase for tax position of current year	10,965
Increase for tax position of prior year	247
Decrease due to settlement with tax authorities	(970)
Decrease due to lapse of statute of limitation	(2,486)
Balance as of December 31, 2022	49,277
Increase for tax position of current year	14,108
Increase for tax position of prior year	2,209
Decrease due to settlement with tax authorities	(1,926)
Decrease due to lapse of statute of limitation	(1,008)
Balance as of December 31, 2023	62,660
Increase for tax position of current year	18,125
Increase for tax position of prior year	2,180
Decrease due to lapse of statute of limitation	(8,579)
Balance as of December 31, 2024	$74,386

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2024 and 2023, the Company has $6.3 million and $5.7 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in income tax liabilities on the Consolidated Balance Sheets.

The Company is not aware of any facts that would materially change the balance of gross unrecognized tax benefits in the next 12 months.

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China through 2025 and 2024, respectively, for performing R&D activities.

In December 2023, the Bermuda CIT Act was enacted and signed into law. The Bermuda CIT Act includes a 15% CIT applicable to Bermuda businesses that are MNE groups with annual revenue of €750M or more beginning in 2025. As the Bermuda CIT Act is not effective until January 1, 2025, and the Company does not expect to realize material taxable income in Bermuda in 2025, no changes to income tax expense related to the Bermuda CIT Act have been recorded as of December 31, 2024.

Income Tax Examination

The Company is subject to examination of its income tax returns by the IRS and other tax authorities. In general, the tax years for 2007 and forward are open for examination for U.S. federal and state income tax purposes.

13.  COMMITMENTS AND CONTINGENCIES

Warranty and Indemnification Provisions

The changes in warranty reserves were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$16,906	$24,082	$20,989
Warranties issued	3,576	2,929	3,092
Repairs, replacement and refund	(9,275)	(2,708)	(2,357)
Changes in liability for pre-existing warranties	(5,806)	(7,397)	2,358
Balance at end of period	$5,401	$16,906	$24,082

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of December 31, 2024, the Company had remaining prepayments under this agreement of $60.0 million reported in other long-term assets on the Consolidated Balance Sheets.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, as of December 31, 2024 were as follows (in thousands):

2025	$569,637
2026	17,897
2027	29,252
Total	$616,786

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company has also been subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of December 31, 2024, there were no material pending legal proceedings to which the Company was a party.

14.  EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) retirement savings plan for all employees in the U.S. who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company was not required to contribute, and did not contribute, to the plan for the years ended December 31, 2024, 2023 and 2022.

15.  SIGNIFICANT CUSTOMERS

The Company sells its products primarily through third-party distributors and value-added resellers. In addition, the Company sells directly to OEMs, ODMs and end customers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue:

	Year Ended December 31,
Customer	2024	2023	2022
Distributor A	31%	26%	24%
Distributor B	20%	19%	19%
Distributor C	*	10%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	December 31,
Customer	2024	2023
Distributor A	28%	42%
Distributor B	29%	13%
Distributor C	*	10%

* Represents less than 10%.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Specifically, the CODM uses net income that is reported on the Consolidated Statements of Operations and cash provided by operating activities reported in the Consolidated Statements of Cash Flows to decide whether and how much to reinvest profits into core business operations or to return to stockholders in the form of stock repurchases and dividends.

All significant segment expenses have been captured on the face of the Consolidated Statements of Operations.

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region (in thousands):

	Year Ended December 31,
Country or Region	2024	2023	2022
China	$1,178,341	$934,768	$938,946
Taiwan	577,956	307,499	233,040
South Korea	167,899	169,867	189,478
Europe	86,899	132,620	145,584
Southeast Asia	78,765	85,150	95,739
Japan	61,695	93,340	91,048
U.S.	55,235	97,294	99,804
Other	310	534	509
Total	$2,207,100	$1,821,072	$1,794,148

The following is a summary of long-lived assets by geographic region (in thousands):

	December 31,
Country	2024	2023
China	$237,649	$184,685
U.S.	171,514	119,430
Taiwan	42,388	39,419
Other	43,394	25,418
Total	$494,945	$368,952

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2023	$(7,727)	$(15,350)	$(23,077)
Other comprehensive income (loss) before reclassifications	6,896	(9,528)	(2,632)
Amounts reclassified from accumulated other comprehensive income	(1)	-	(1)
Tax effect	(1,352)	-	(1,352)
Net current period other comprehensive income (loss)	5,543	(9,528)	(3,985)
Balance as of December 31, 2023	(2,184)	(24,878)	(27,062)
Other comprehensive income (loss) before reclassifications	1,160	(22,843)	(21,683)
Amounts reclassified from accumulated other comprehensive income	82	-	82
Tax effect	152	-	152
Net current period other comprehensive income (loss)	1,394	(22,843)	(21,449)
Balance as of December 31, 2024	$(790)	$(47,721)	$(48,511)

The amounts reclassified from accumulated other comprehensive income were recorded in other income (expense), net, on the Consolidated Statements of Operations.

18. SUBSEQUENT EVENTS

OECD Developments

In January 2025, the OECD released new Administrative Guidance on the application of the GloBE Model Rules. The Company will continue to evaluate the impact of this release or of other prospective guidance on its future global tax provision.

Cash Dividend Increase

In February 2025, the Board of Directors approved an increase in quarterly cash dividends from $1.25 per share to $1.56 per share.

Stock Repurchase Program

In February 2025, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The repurchases, if any, will be funded from available working capital and cash repatriation from its subsidiaries.

Stock repurchases under the program may be made through open market repurchases, privately negotiated transactions or other structures in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of any repurchased common stock will be determined by the Company’s management based on the evaluation of market conditions, legal requirements, stock price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with our Audit Committee.

Ernst & Young LLP independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness

As disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2023, a material weakness was identified in internal control over financial reporting within the Company’s demand forecast process regarding excess and obsolete inventory.

During 2024, management completed the implementation of measures designed to ensure the remediation of control deficiencies contributing to the material weakness, including:

•	Improved the documentation of our review procedures, forecast analysis and management judgments;

•	Amended inventory provision spreadsheet formats to include procedural checklists, additional columns and color coding to delineate specific parts and products before and after review, set dollar thresholds for reserve requirements, and added a worksheet for management review comments; and

•	Expanded review procedures for inventory reserve calculations and improved reconciliations between the inventory demand forecast and our financial system.

Management has determined, through testing of our internal controls and procedures, that the remediation measures discussed above were effectively designed and operated effectively for a sufficient period of time to allow us to conclude that the material weakness had been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the remediation of the previously disclosed material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

10b5-1 Trading Plans

Certain of our executive officers and directors have entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our common stock, including the sale of shares acquired pursuant to the Monolithic Power Systems, Inc. 2004 Employee Stock Purchase Plan, amended and restated, and upon vesting of RSUs.

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended December 31, 2024:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Carintia Martinez, Director	November 27, 2024	Through November 28, 2025	Up to 1,400

During the three months ended December 31, 2024, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the information regarding directors and nominees, code of ethics, insider trading policy and other corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) All financial statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective April 26, 2022.

4.1 (3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+(4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+(5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+(6)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+(7)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+(8)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.6+(9)	Letter Agreement with Victor Lee.

10.7+(10)	Letter Agreement with Jeff Zhou.

10.8+(11)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.9+(12)	Letter Agreement with Eugen Elmiger.

10.10+(13)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as amended, and Form of Grant Agreement.

10.11+(14)	Employment Agreement with Bernie Blegen.

10.12+(15)	Employment Agreement with Saria Tseng and Amendment thereof.

10.13+(16)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.14+(17)	Form of Grant Agreement for grants of Performance Stock Units under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.15+(18)	Letter Agreement with Carintia Martinez.

10.16+(19)	Indemnification Agreement with Carintia Martinez.

10.17+(20)	Letter Agreement with Eileen Wynne.

10.18+(21)	Indemnification Agreement with Eileen Wynne.

10.19+(22)	Monolithic Power Systems, Inc. 2004 Employee Stock Purchase Plan, Amended and Restated as of August 16, 2023.

19.1	Monolithic Power Systems, Inc. Insider Trading Compliance Program.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+(23)	Monolithic Power Systems, Inc. Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(11)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(12)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(13)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.
(15)	Incorporated by reference to Exhibit 10.14 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(16)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 29, 2020.
(17)	Incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on May 5, 2023.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.
(21)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.
(22)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on August 4, 2023.
(23)	Incorporated by reference to Exhibit 97.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 29, 2024.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: March 3, 2025	By:	/s/ Michael Hsing
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)
MICHAEL HSING

/s/ T. Bernie Blegen	Chief Financial Officer (Principal Financial and Accounting Officer)
T. BERNIE BLEGEN

/s/ Herbert Chang	Director
HERBERT CHANG

/s/ Eugen Elmiger	Director
EUGEN ELMIGER

/s/ Victor K. Lee	Director
VICTOR K. LEE

/s/ Carintia Martinez	Director
CARINTIA MARTINEZ

/s/ Eileen Wynne	Director
EILEEN WYNNE

/s/ Jeff Zhou	Director
JEFF ZHOU