Form 10-Q
period 2025-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2025-05-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 47,880,000 shares of the registrant’s common stock issued and outstanding as of April 28, 2025.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$637,354	$691,816
Short-term investments	389,310	171,130
Accounts receivable, net	214,866	172,518
Inventories	454,793	419,611
Other current assets	92,063	109,978
Total current assets	1,788,386	1,565,053
Property and equipment, net	527,348	494,945
Acquisition-related intangible assets, net	9,651	9,938
Goodwill	25,944	25,944
Deferred tax assets, net	1,318,457	1,326,840
Other long-term assets	135,974	194,377
Total assets	$3,805,760	$3,617,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,310	$102,526
Accrued compensation and related benefits	74,785	63,918
Other accrued liabilities	161,306	128,123
Total current liabilities	363,401	294,567
Income tax liabilities	69,535	65,193
Other long-term liabilities	105,814	111,570
Total liabilities	538,750	471,330
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,877 and 47,823, respectively	764,959	706,817
Retained earnings	2,545,375	2,487,461
Accumulated other comprehensive loss	(43,324)	(48,511)
Total stockholders’ equity	3,267,010	3,145,767
Total liabilities and stockholders’ equity	$3,805,760	$3,617,097

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$637,554	$457,885
Cost of revenue	284,324	205,444
Gross profit	353,230	252,441
Operating expenses:
Research and development	92,227	75,990
Selling, general and administrative	92,244	80,964
Total operating expenses	184,471	156,954
Operating income	168,759	95,487
Other income, net	5,131	9,540
Income before income taxes	173,890	105,027
Income tax expense	40,099	12,486
Net income	$133,791	$92,541

Net income per share:
Basic	$2.80	$1.90
Diluted	$2.79	$1.89
Weighted-average shares outstanding:
Basic	47,851	48,635
Diluted	48,006	48,928

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$133,791	$92,541
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,139	(13,822)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $0 and $(248), respectively	48	335
Other comprehensive income (loss), net of tax	5,187	(13,487)
Comprehensive income	$138,978	$79,054

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2025	47,823	$706,817	$2,487,461	$(48,511)	$3,145,767
Net income	-	-	133,791	-	133,791
Other comprehensive income	-	-	-	5,187	5,187
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,877)	-	(75,877)
Common stock issued	54	5,335	-	-	5,335
Stock-based compensation expense	-	52,807	-	-	52,807
Balance as of March 31, 2025	47,877	$764,959	$2,545,375	$(43,324)	$3,267,010

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	92,541	-	92,541
Other comprehensive loss	-	-	-	(13,487)	(13,487)
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,881)	-	(61,881)
Common stock issued	645	4,606	-	-	4,606
Repurchases of common stock	(6)	(4,076)	-	-	(4,076)
Stock-based compensation expense	-	45,915	-	-	45,915
Balance as of March 31, 2024	48,667	$1,176,382	$977,724	$(40,549)	$2,113,557

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$133,791	$92,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,449	8,251
Amortization of discount on available-for-sale securities	(768)	(4,123)
Loss (gain) on deferred compensation plan investments	1,350	(4,019)
Deferred taxes, net	8,431	248
Stock-based compensation expense	52,806	45,926
Other	20	(63)
Changes in operating assets and liabilities:
Accounts receivable	(42,338)	(14,578)
Inventories	(35,180)	(11,596)
Other assets	78,005	74,477
Accounts payable	21,296	35,934
Accrued compensation and related benefits	10,609	14,698
Income tax liabilities	21,471	3,011
Other accrued liabilities	(4,555)	7,344
Net cash provided by operating activities	256,387	248,051
Cash flows from investing activities:
Purchases of property and equipment	(40,342)	(15,991)
Purchases of investments	(357,633)	(365,856)
Maturities and sales of investments	141,065	149,766
Cash paid for acquisition, net of cash acquired	-	(33,284)
Contributions to deferred compensation plan	(575)	(650)
Net cash used in investing activities	(257,485)	(266,015)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,243)	(978)
Proceeds from common stock issued under the employee stock purchase plan	5,335	4,606
Repurchases of common stock	-	(4,076)
Dividends and dividend equivalents paid	(60,008)	(49,553)
Net cash used in financing activities	(55,916)	(50,001)
Effect of change in exchange rates	2,555	(4,818)
Net decrease in cash, cash equivalents and restricted cash	(54,459)	(72,783)
Cash, cash equivalents and restricted cash, beginning of period	691,941	561,181
Cash, cash equivalents and restricted cash, end of period	$637,482	$488,398
Supplemental disclosures for cash flow information:
Cash paid (refunded) for income taxes, net	$(218)	$725
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$14,611	$5,995
Liability accrued for dividends and dividend equivalents	$75,939	$61,892

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Monolithic Power Systems, Inc. (the “Company” or “MPS”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future periods.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025 to those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these condensed consolidated financial statements primarily include those related to income tax valuation allowances, inventory valuation and stock-based compensation. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted as of March 31, 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid, disaggregation of income before income taxes and income tax expense. The guidance is effective for annual periods beginning January 1, 2025. The standard should be applied prospectively but retrospective application is permitted. Adoption of this new guidance will result in increased disclosures in the Notes to Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The guidance will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. The standard can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. The remaining revenue, which primarily consists of royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, was not significant in any of the periods presented. See Note 7 for the disaggregation of the Company’s revenue by geographic region.

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. For the three months ended March 31, 2025 and 2024, 83% and 90%, respectively, of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within other accrued liabilities. As of March 31, 2025 and December 31, 2024, customer prepayments totaled $7.1 million and $6.9 million, respectively. For the three months ended March 31, 2025, substantially all of the customer prepayment balance as of December 31, 2024 was fulfilled by the Company.

Practical Expedients

The Company has elected the practical expedient to expense sales and sales representative commissions as incurred because the amortization period would have been one year or less.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of March 31, 2025, 3.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,673	$1,398
Research and development (“R&D”)	11,678	10,447
Selling, general and administrative (“SG&A”)	39,455	34,081
Total stock-based compensation expense	$52,806	$45,926
Tax benefit related to stock-based compensation (1)	$460	$708

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2025	85	$516.12	681		$524.08	938	$203.32	1,704	$347.01
Granted	23	$656.29	247	(1)	$571.17	-	$-	270	$576.99
Vested	(11)	$490.40	(34)		$399.40	-	$-	(45)	$422.57
Forfeited	(2)	$566.81	(3)		$525.65	(8)	$304.25	(13)	$391.01
Outstanding at March 31, 2025	95	$552.28	891		$537.35	930	$202.40	1,916	$375.42

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $31.0 million and $403.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total intrinsic value of all outstanding RSUs was $1.1 billion, based on the closing stock price of $579.98. As of March 31, 2025, unamortized compensation expense related to all outstanding RSUs was $355.9 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the three months ended March 31, 2025, the Compensation Committee granted 23,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

2025 PSUs:

In February 2025, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of two sets of independent performance goals (“2025 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2025 Executive PSUs based on the achievement of the Company’s three-year (2025 through 2027) average revenue growth rate in excess of the analog industry’s three-year average revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to 200% of the target number of the 2025 Executive PSUs based on the achievement of the Company’s three-year (2025 through 2027) total stockholder return percentile ranking relative to the constituent entities in the Philadelphia Semiconductor Sector Index (the “PHLX Index”). For both goals, a percentage of the 2025 Executive PSUs will fully vest on December 31, 2027, depending on the degree to which the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2025 Executive PSUs will be $138.5 million.

In February 2025, the Compensation Committee granted 11,000 PSUs  to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2026 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s two-year (2025 and 2026) average revenue growth rate compared against the analog industry’s two-year average revenue growth rate as published by the SIA (“2025 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2025 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2025 Non-Executive PSUs will vest in the first quarter of 2027 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2025 Non-Executive PSUs will vest over the following two years on a quarterly or annual basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2025 Non-Executive PSUs will be $16.7 million.

The 2025 Executive PSUs and the 2025 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the performance period is $30 higher than the grant date stock price of $656.29. The Company determined the grant date fair value of the 2025 Executive PSUs and the 2025 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $656.29, simulation term of three years, expected volatility of 54.42%, risk-free interest rate of 4.20%, and expected dividend yield of 0.95%. The Monte Carlo simulation model for the 2025 Executive PSUs further utilized correlation coefficients of peer companies of 0.46 to 0.76. The correlation coefficients were based on peer companies in the PHLX Index as an aggregate benchmark for determining the market-based total stockholder return component. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$85,658	$91,851
Work in process	206,607	169,982
Finished goods	162,528	157,778
Total	$454,793	$419,611

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid wafer expenses (1)	$60,000	$-
Prepaid expenses	24,038	36,083
Other receivables (1)	-	60,000
Others	8,025	13,895
Total	$92,063	$109,978

(1)	Prepaid wafer expenses and other receivables relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for details about the supply agreement.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Deferred compensation plan assets	$91,811	$92,586
Operating lease right-of-use (“ROU”) and related assets (1)	35,856	34,198
Prepaid wafer purchases (2)	-	60,000
Others	8,307	7,593
Total	$135,974	$194,377

(1)	The operating lease ROU and related assets include a fair value measurement related to favorable market terms on a facility lease.
(2)	Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for details about the supply agreement.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Dividends and dividend equivalents	$78,692	$60,622
Income tax payable	27,771	10,534
Stock rotation and sales returns	21,700	20,799
Others	33,143	36,168
Total	$161,306	$128,123

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Deferred compensation plan liabilities	$88,598	$93,653
Operating lease liabilities	14,473	12,974
Dividend equivalents	2,743	4,943
Total	$105,814	$111,570

5. LEASES

The Company has operating leases primarily for administrative, sales and marketing offices, manufacturing operations and R&D facilities, and employee housing units. These leases have remaining lease terms from less than one year to 19 years. Some of these leases include options to renew the lease term for up to five years or on a month-to-month basis. The Company does not have finance lease arrangements.

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		March 31,	December 31,
	Financial Statement Line Item	2025	2024
Operating lease ROU assets	Other long-term assets	$18,793	$16,915

Operating lease liabilities	Other accrued liabilities	$3,278	$2,819
	Other long-term liabilities	$14,473	$12,974

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended March 31,
	2025	2024
Lease costs:
Operating lease costs	$1,108	$897
Others	769	550
Total lease costs	$1,877	$1,447

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,000	$673
ROU assets obtained in exchange for new operating lease liabilities	$2,644	$1,462

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	10.5	11.5
Weighted-average discount rate	5.6%	5.5%

As of March 31, 2025, the maturities of the lease liabilities were as follows (in thousands):

2025 (remaining nine months)	$3,167
2026	3,479
2027	2,967
2028	2,120
2029	1,764
Thereafter	11,463
Total remaining lease payments	24,960
Less: imputed interest	(7,209)
Total lease liabilities	$17,751

As of March 31, 2025, operating leases that had not yet commenced were not material.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$133,791	$92,541

Denominator:
Weighted-average outstanding shares—basic	47,851	48,635
Effect of dilutive securities	155	293
Weighted-average outstanding shares—diluted	48,006	48,928

Net income per share:
Basic	$2.80	$1.90
Diluted	$2.79	$1.89

Anti-dilutive common stock equivalents were not material for the periods presented.

7. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the enterprise data, storage and computing, automotive, communications, consumer, and industrial end markets. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Specifically, the CODM uses net income that is reported on the Condensed Consolidated Statements of Operations and cash provided by operating activities reported in the Condensed Consolidated Statements of Cash Flows to decide whether and how much to reinvest profits into core business operations or to return to stockholders in the form of stock repurchases and dividends.

All significant segment expenses have been captured on the face of the Condensed Consolidated Statements of Operations.

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended March 31,
Customer	2025	2024
Distributor A	24%	41%
Distributor B	19%	13%
Distributor C	11%	*

*Represents less than 10%

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total net accounts receivable:

	March 31,	December 31,
Customer	2025	2024
Distributor A	32%	28%
Distributor B	21%	29%
Distributor C	11%	*

*Represents less than 10%

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region (in thousands) for the periods presented:

	Three Months Ended March 31,
Country or Region	2025	2024
China	$363,720	$263,040
Taiwan	116,341	100,450
South Korea	64,364	35,537
Southeast Asia	32,706	13,239
Europe	24,992	17,742
Japan	20,101	12,948
U.S.	15,249	14,820
Others	81	109
Total	$637,554	$457,885

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31,	December 31,
Country	2025	2024
China	$265,590	$237,649
U.S.	171,133	171,514
Taiwan	43,999	42,388
Others	46,626	43,394
Total	$527,348	$494,945

8. COMMITMENTS AND CONTINGENCIES

Product Warranties and Rework

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Historically, our warranty obligations have not been material. The Company may also incur rework costs associated with product-related claims. We accrue for warranty and rework costs upon evaluation of customer specific claims.

The changes in warranty reserves were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$5,401	$16,906
Warranties issued	90	100
Repairs, replacement and refund	(799)	(4,015)
Changes in liability for pre-existing warranties	(1,167)	(118)
Balance at end of period	$3,525	$12,873

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

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2025, the Company had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, as of March 31, 2025 were as follows (in thousands):

2025	$410,273
2026	107,384
2027	28,841
Total	$546,498

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company has also been subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. As of March 31, 2025, there were no material pending legal proceedings to which the Company was a party.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$377,051	$679,949
Money market funds	260,303	11,867
U.S. treasuries and government agency bonds	206,946	-
Certificates of deposit	179,117	164,418
Corporate debt securities	3,247	6,712
Auction-rate securities backed by student-loan notes	99	148
Total	$1,026,763	$863,094

	March 31,	December 31,
	2025	2024
Reported as:
Cash and cash equivalents	$637,354	$691,816
Short-term investments	389,310	171,130
Investment within other long-term assets	99	148
Total	$1,026,763	$863,094

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2025 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$292,883	$292,863
Due in 1 - 5 years	96,447	96,447
Due in greater than 5 years	100	99
Total	$389,430	$389,409

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$260,303	$-	$-	$260,303
Certificates of deposit	179,117	-	-	179,117
Corporate debt securities	3,263	-	(16)	3,247
U.S. treasuries and government agency bonds	206,950	9	(13)	206,946
Auction-rate securities backed by student-loan notes	100	-	(1)	99
Total	$649,733	$9	$(30)	$649,712

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$11,867	$-	$-	$11,867
Certificates of deposit	164,418	-	-	164,418
Corporate debt securities	6,779	-	(67)	6,712
Auction-rate securities backed by student-loan notes	150	-	(2)	148
Total	$183,214	$-	$(69)	$183,145

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$-	$-	$3,247	$(16)	$3,247	$(16)
U.S. treasuries and government agency bonds	100,408	(13)	-	-	100,408	(13)
Auction-rate securities backed by student-loan notes	-	-	99	(1)	99	(1)
Total	$100,408	$(13)	$3,346	$(17)	$103,754	$(30)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$-	$-	$6,712	$(67)	$6,712	$(67)
Auction-rate securities backed by student-loan notes	-	-	148	(2)	148	(2)
Total	$-	$-	$6,860	$(69)	$6,860	$(69)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of March 31, 2025 and December 31, 2024, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$637,354	$691,816
Restricted cash included in other long-term assets	128	125
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$637,482	$691,941

10. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●	Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$260,303	$260,303	$-	$-
Certificates of deposit	179,117	-	179,117	-
Corporate debt securities	3,247	-	3,247	-
U.S. treasuries and government agency bonds	206,946	-	206,946	-
Auction-rate securities backed by student-loan notes	99	-	-	99
Mutual funds and money market funds under deferred compensation plan	65,777	65,777	-	-
Total	$715,489	$326,080	$389,310	$99

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$11,867	$11,867	$-	$-
Certificates of deposit	164,418	-	164,418	-
Corporate debt securities	6,712	-	6,712	-
Auction-rate securities backed by student-loan notes	148	-	-	148
Mutual funds and money market funds under deferred compensation plan	65,337	65,337	-	-
Total	$248,482	$77,204	$171,130	$148

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2025	2024
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$26,034	$27,249
Fair value of mutual funds and money market funds	65,777	65,337
Total	$91,811	$92,586

Deferred compensation plan assets reported in:
Other long-term assets	$91,811	$92,586

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$3,240	$2,323
Other long-term liabilities	88,598	93,653
Total	$91,838	$95,976

12. OTHER INCOME, NET

The components of other income, net, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$5,697	$6,914
Amortization of discount on available-for-sale securities	768	4,123
Gain (loss) on deferred compensation plan investments	(1,350)	4,019
Charitable commitments	-	(5,850)
Others	16	334
Total	$5,131	$9,540

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2025 was $40.1 million, or 23.1% of pre-tax income. The effective tax rate was higher than the federal statutory rate of 21% primarily due to the U.S. impact of foreign earnings and non-deductible stock-based compensation. The higher effective tax rate relative to the federal statutory rate was partially offset by income generated by the Company’s subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits.

The income tax expense for the three months ended March 31, 2024 was $12.5 million, or 11.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain of the Company’s foreign subsidiaries, and excess tax benefits from stock-based compensation. The lower effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

In January 2025, the Organization for Economic Co-operation and Development (“OECD”) released new Administrative Guidance on the application of the Global Anti-Base Erosion (“GLoBE”) Model Rules. The Company will continue to evaluate the impact of this release and of other future guidance on the Company’s future global tax provision.

In December 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. The Bermuda CIT Act includes a 15% corporate income tax applicable to Bermuda businesses that are multinational enterprises with annual revenue of €750M or more beginning in 2025. As the Company did not realize material taxable income in Bermuda in the three months ended March 31, 2025, no material changes to income tax expense related to the Bermuda CIT Act have been recorded as of March 31, 2025.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2025	$(790)	$(47,721)	$(48,511)
Other comprehensive income before reclassifications	43	5,139	5,182
Amounts reclassified from accumulated other comprehensive income	5	-	5
Net current period other comprehensive income	48	5,139	5,187
Balance as of March 31, 2025	$(742)	$(42,582)	$(43,324)

The amount reclassified from accumulated other comprehensive income for the period presented was recorded in other income, net, on the Condensed Consolidated Statements of Operations.

15. STOCKHOLDERS’ EQUITY

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2025	2024
Dividend declared per share	$1.56	$1.25
Total amount	$74,688	$60,834

As of March 31, 2025 and December 31, 2024, accrued cash dividends totaled $74.7 million and $59.8 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of March 31, 2025 and December 31, 2024, accrued dividend equivalents totaled $6.7 million and $5.8 million, respectively.

Stock Repurchase Programs

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million of its common stock, which was fully utilized as of December 31, 2024. In February 2025, the Board of Directors approved another stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company did not make any repurchases under this program during the three months ended March 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plans to grow revenue in a diversified way across regions and increase revenue through the introduction of new products within our existing product families as well as in new product categories, families and segments;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs and retaliatory measures on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets;

•	estimates of our future liquidity requirements;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	the business outlook for the remainder of 2025 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

These forward-looking statements generally are identified by the words “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” and similar expressions. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, global economic uncertainties, including tariffs and retaliatory measures, and geopolitical tensions on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Unless stated otherwise or the context otherwise requires, references to “we,” “our,” and “us” mean Monolithic Power Systems, Inc. and its consolidated subsidiaries.

Overview

We are a fabless global company that provides high-performance, semiconductor-based power electronics solutions. Our mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future. Founded in 1997 by our CEO Michael Hsing, we have three core strengths: deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages are designed to enable us to deliver reliable, compact, and monolithic solutions that are highly energy-efficient, cost-effective, and environmentally responsible while providing a consistent return on investment to our stockholders.

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

Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical supply chain lead times for orders are generally 16 to 26 weeks. These factors, combined with the fact that our customers can cancel or reschedule orders without incurring a significant penalty, make the forecasting of our orders, revenue and expenses difficult.

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 94% and 93% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new market segments, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Macroeconomic Conditions and Regulations

The semiconductor industry has historically been impacted by various macroeconomic challenges including fluctuations in consumer spending, fluctuations in demand for semiconductors, rising inflation, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. To date, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs or trade regulations affecting us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, and are committed to complying with all applicable trade laws, regulations and other requirements.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs and counter measures. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2025		2024
	(In thousands, except percentages)
Revenue	$637,554	100.0%	$457,885	100.0%
Cost of revenue	284,324	44.6	205,444	44.9
Gross profit	353,230	55.4	252,441	55.1
Operating expenses:
Research and development	92,227	14.4	75,990	16.6
Selling, general and administrative	92,244	14.5	80,964	17.7
Total operating expenses	184,471	28.9	156,954	34.3
Operating income	168,759	26.5	95,487	20.8
Other income, net	5,131	0.8	9,540	2.1
Income before income taxes	173,890	27.3	105,027	22.9
Income tax expense	40,099	6.3	12,486	2.7
Net income	$133,791	21.0%	$92,541	20.2%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended March 31,
End Market	2025	% of Revenue	2024	% of Revenue
	(In thousands, except percentages)
Storage and Computing	$188,511	29.6%	$106,121	23.2%
Automotive	144,904	22.7	87,092	19.0
Enterprise Data	132,924	20.8	149,727	32.7
Communications	71,671	11.3	46,645	10.2
Consumer	56,947	8.9	38,074	8.3
Industrial	42,597	6.7	30,226	6.6
Total	$637,554	100.0%	$457,885	100.0%

Revenue for the three months ended March 31, 2025 was $637.6 million, an increase of $179.7 million, or 39.2%, from $457.9 million for the three months ended March 31, 2024. The increase in revenue was primarily due to higher shipment volume.

For the three months ended March 31, 2025, revenue from the storage and computing market increased $82.4 million, or 77.6%, from the same period in 2024. This increase was primarily due to higher sales of storage applications and products for notebooks. Revenue from the automotive market increased $57.8 million, or 66.4%, from the same period in 2024. This increase was primarily due to higher sales of applications supporting advanced driver assistance systems, infotainment and USB connectors. Revenue from the enterprise data market decreased $16.8 million, or 11.2%, from the same period in 2024. This decrease was primarily due to lower sales of our power management solutions for AI applications, partially offset by higher sales of our cloud-based and on-premises CPU server and workstation applications. Revenue from the communications market increased $25.0 million, or 53.7%, from the same period in 2024. This increase was primarily driven by higher sales of power solutions for optical modules and routers. Revenue from the consumer market increased $18.9 million, or 49.6%, from the same period in 2024. This increase was primarily driven by higher sales in home appliances and smart TVs. Revenue from the industrial market increased $12.4 million, or 40.9%, from the same period in 2024. This increase was broad-based and primarily due to higher sales for power sources.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except percentages)
Cost of revenue	$284,324	$205,444
As a percentage of revenue	44.6%	44.9%
Gross profit	$353,230	$252,441
Gross margin	55.4%	55.1%

Cost of revenue was $284.3 million, or 44.6% of revenue, for the three months ended March 31, 2025, and $205.4 million, or 44.9% of revenue, for the three months ended March 31, 2024. The $78.9 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.4% for the three months ended March 31, 2025, compared with 55.1% for the three months ended March 31, 2024. The increase in gross margin was mainly driven by lower inventory write-downs and warranty expenses as a percentage of revenue, partially offset by product mix and higher manufacturing overhead costs as a percentage of revenue.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except percentages)
R&D expenses	$92,227	$75,990
As a percentage of revenue	14.4%	16.6%

R&D expenses were $92.2 million, or 14.4% of revenue, for the three months ended March 31, 2025, and $76.0 million, or 16.6% of revenue, for the three months ended March 31, 2024. The $16.2 million increase in R&D expenses was primarily due to a $10.4 million increase in cash compensation expenses and benefits, a $4.1 million increase in new product development expenses, and a $1.5 million increase in laboratory and other supplies, partially offset by a $1.9 million benefit related to changes in the value of deferred compensation plan liabilities.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, sales and sales representative commissions, travel expenses, facilities costs, third party service fees and legal expenses.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except percentages)
SG&A expenses	$92,244	$80,964
As a percentage of revenue	14.5%	17.7%

SG&A expenses were $92.2 million, or 14.5% of revenue, for the three months ended March 31, 2025, and $81.0 million, or 17.7% of revenue, for the three months ended March 31, 2024. The $11.3 million increase in SG&A expenses was primarily driven by a $5.9 million increase in cash compensation and benefits, a $3.6 million increase in sales and sales representative commissions, a $2.2 million increase in stock-based compensation expenses, and a $1.0 million increase consisting of software licensing fees and advertising expenses, partially offset by a $2.9 million benefit related to changes in the value of deferred compensation plan liabilities.

Other Income, Net

Other income, net, was $5.1 million for the three months ended March 31, 2025, compared with $9.5 million for the three months ended March 31, 2024. The decrease in other income, net was primarily due to an increase of $5.4 million in expense related to changes in the value of the deferred compensation plan investments and a decrease of $3.4 million in amortization of the discount on available-for-sale securities, partially offset by a decrease in charitable commitments.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended March 31, 2025 was $40.1 million, or 23.1% of pre-tax income. The effective tax rate was higher than the federal statutory rate of 21% primarily due to the U.S. impact of foreign earnings and non-deductible stock-based compensation. The higher effective tax rate relative to the federal statutory rate was partially offset by income generated by our subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits.

The income tax expense for the three months ended March 31, 2024 was $12.5 million, or 11.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain of our foreign subsidiaries, and excess tax benefits from stock-based compensation. The lower effective tax rate relative to the federal statutory rate was partially offset by the inclusion of the GILTI tax.

In January 2025, the OECD released new Administrative Guidance on the application of the GLoBE Model Rules. We will continue to evaluate the impact of this release and of other future guidance on our future global tax provision.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 13 for further details.

Liquidity and Capital Resources

	March 31,	December 31,
	2025	2024
	(In thousands, except percentages)
Cash and cash equivalents	$637,354	$691,816
Short-term investments	389,310	171,130
Total cash, cash equivalents and short-term investments	$1,026,664	$862,946
Percentage of total assets	27.0%	23.9%

Total current assets	$1,788,386	$1,565,053
Total current liabilities	(363,401)	(294,567)
Working capital	$1,424,985	$1,270,486

As of March 31, 2025, we had cash and cash equivalents of $637.4 million and short-term investments of $389.3 million, compared with cash and cash equivalents of $691.8 million and short-term investments of $171.1 million as of December 31, 2024. As of March 31, 2025, $521.0 million of cash and cash equivalents and $179.1 million of short-term investments were held by our foreign subsidiaries. For the three months ended March 31, 2025, we repatriated $275 million of cash from certain of our foreign subsidiaries to the U.S. with minimal tax impact. We may repatriate additional cash from certain of our foreign subsidiaries in future periods to fund our expenditures. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$256,387	$248,051
Net cash used in investing activities	(257,485)	(266,015)
Net cash used in financing activities	(55,916)	(50,001)
Effect of change in exchange rates	2,555	(4,818)
Net decrease in cash, cash equivalents and restricted cash	$(54,459)	$(72,783)

For the three months ended March 31, 2025, the $8.3 million increase in net cash provided by operating activities compared to the same period in 2024 was primarily due to increased accounts receivable collections, partially offset by increased inventory purchases and changes in other working capital.

For the three months ended March 31, 2025, the $8.5 million decrease in net cash used in investing activities compared to the same period in 2024 was primarily due to a $33.3 million acquisition made in 2024, partially offset by an increase of $24.4 million in purchases of property and equipment.

For the three months ended March 31, 2025, the $5.9 million increase in net cash used in financing activities compared to the same period in 2024 was primarily due to an increase of $10.5 million in dividend and dividend equivalent payments, partially offset by repurchases of common stock made only in 2024.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures, and other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,026.7 million as of March 31, 2025, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of March 31, 2025, we had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

As of March 31, 2025, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, were $546.5 million, of which $497.7 million was due within a year.

Transition Tax Liability

The transition tax liability represents the one-time, mandatory deemed repatriation tax imposed on previously deferred foreign earnings under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”). As permitted by the 2017 Tax Act, we have elected to pay the tax liability in installments on an interest-free basis through 2025. As of March 31, 2025, the remaining liability totaled $6.2 million, all of which was short-term.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities. As of March 31, 2025, these obligations totaled $17.8 million, of which $3.3 million was short-term.

Capital Return to Stockholders

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. As of March 31, 2025, $500.0 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of March 31, 2025, accrued cash dividends totaled $74.7 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2025, these obligations totaled $91.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2024.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We have been subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. As of March 31, 2025, there were no material pending legal proceedings to which we were a party.

On February 4, 2025, a purported class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.) (the “Securities Action”) and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business, including with respect to our business relationship with Nvidia. Related to the Securities Action, two shareholder derivative suits were also filed, against current – and one former – director, and certain executives, alleging breaches of their fiduciary duties (Miller v. Hsing, et al., No. 25-cv-527 (W.D. Wash.), filed on March 26, 2025, and Roy v. Hsing, et al. No. 25-cv-555 (W.D. Wash.), filed on March 28, 2025, (the “Derivative Litigation”). The Securities Action and Derivative Litigation seek unspecified amounts of damages and/or attorneys’ fees and other relief. We believe the lawsuits are meritless and intend to defend against them vigorously.

Item 1A. Risk Factors

Our business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. No repurchases were made during the three months ended March 31, 2025.

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2025:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Bernie Blegen, Executive Vice President and Chief Financial Officer	February 26, 2025	Through December 31, 2026	Up to 39,000
Deming Xiao, Executive Vice President, Global Operations	February 28, 2025	Through February 27, 2026	Up to 160,000

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2025:

Name and Title	Termination Date	Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Michael Hsing, President, Chief Executive Officer and Director	February 26, 2025	Through December 31, 2025	Up to 133,082	20,800

During the three months ended March 31, 2025, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective March 26, 2025.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 26, 2025.
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

Dated: May 5, 2025
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)