Form 10-Q
period 2025-06-30
MONOLITHIC POWER SYSTEMS INC
filed 2025-08-04
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 47,892,000 shares of the registrant’s common stock issued and outstanding as of July 28, 2025.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$787,382	$691,816
Short-term investments	358,695	171,130
Accounts receivable, net	194,821	172,518
Inventories	490,642	419,611
Other current assets	87,217	109,978
Total current assets	1,918,757	1,565,053
Property and equipment, net	563,885	494,945
Acquisition-related intangible assets, net	9,364	9,938
Goodwill	25,944	25,944
Deferred tax assets, net	1,309,981	1,326,840
Other long-term assets	144,279	194,377
Total assets	$3,972,210	$3,617,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,919	$102,526
Accrued compensation and related benefits	81,296	63,918
Other accrued liabilities	172,293	128,123
Total current liabilities	383,508	294,567
Income tax liabilities	73,185	65,193
Other long-term liabilities	113,449	111,570
Total liabilities	570,142	471,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,892 and 47,823, respectively	822,582	706,817
Retained earnings	2,603,177	2,487,461
Accumulated other comprehensive loss	(23,691)	(48,511)
Total stockholders’ equity	3,402,068	3,145,767
Total liabilities and stockholders’ equity	$3,972,210	$3,617,097

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$664,574	$507,431	$1,302,128	$965,316
Cost of revenue	298,558	226,853	582,882	432,297
Gross profit	366,016	280,578	719,246	533,019
Operating expenses:
Research and development	96,266	77,945	188,493	153,935
Selling, general and administrative	104,992	86,097	197,236	167,061
Total operating expenses	201,258	164,042	385,729	320,996
Operating income	164,758	116,536	333,517	212,023
Other income, net	12,220	7,512	17,351	17,052
Income before income taxes	176,978	124,048	350,868	229,075
Income tax expense	43,252	23,682	83,351	36,168
Net income	$133,726	$100,366	$267,517	$192,907

Net income per share:
Basic	$2.79	$2.06	$5.59	$3.96
Diluted	$2.78	$2.05	$5.57	$3.94
Weighted-average shares outstanding:
Basic	47,887	48,687	47,869	48,660
Diluted	48,019	48,945	48,012	48,935

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$133,726	$100,366	$267,517	$192,907
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,634	(4,313)	24,773	(18,135)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $0, $50, $0 and $(198), respectively	(1)	368	47	703
Other comprehensive income (loss), net of tax	19,633	(3,945)	24,820	(17,432)
Comprehensive income	$153,359	$96,421	$292,337	$175,475

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2025	47,877	$764,959	$2,545,375	$(43,324)	$3,267,010
Net income	-	-	133,726	-	133,726
Other comprehensive income	-	-	-	19,633	19,633
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	19	-	-	-	-
Repurchases of common stock	(4)	(2,484)	-	-	(2,484)
Stock-based compensation expense	-	60,107	-	-	60,107
Balance as of June 30, 2025	47,892	$822,582	$2,603,177	$(23,691)	$3,402,068

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of April 1, 2024	48,667	$1,176,382	$977,724	$(40,549)	$2,113,557
Net income	-	-	100,366	-	100,366
Other comprehensive loss	-	-	-	(3,945)	(3,945)
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,882)	-	(61,882)
Common stock issued	37	-	-	-	-
Repurchases of common stock	(6)	(4,550)	-	-	(4,550)
Stock-based compensation expense	-	52,312	-	-	52,312
Balance as of June 30, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2025	47,823	$706,817	$2,487,461	$(48,511)	$3,145,767
Net income	-	-	267,517	-	267,517
Other comprehensive income	-	-	-	24,820	24,820
Dividends and dividend equivalents declared ($3.12 per share)	-	-	(151,801)	-	(151,801)
Common stock issued	73	5,335	-	-	5,335
Repurchases of common stock	(4)	(2,484)	-	-	(2,484)
Stock-based compensation expense	-	112,914	-	-	112,914
Balance as of June 30, 2025	47,892	$822,582	$2,603,177	$(23,691)	$3,402,068

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	192,907	-	192,907
Other comprehensive loss	-	-	-	(17,432)	(17,432)
Dividends and dividend equivalents declared ($2.50 per share)	-	-	(123,763)	-	(123,763)
Common stock issued	682	4,606	-	-	4,606
Repurchases of common stock	(12)	(8,626)	-	-	(8,626)
Stock-based compensation expense	-	98,227	-	-	98,227
Balance as of June 30, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$267,517	$192,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,569	16,942
Amortization of discount on available-for-sale securities	(2,885)	(10,040)
Gain on deferred compensation plan investments	(4,230)	(5,285)
Deferred taxes, net	17,040	(5,821)
Stock-based compensation expense	112,904	98,232
Other	29	77
Changes in operating assets and liabilities:
Accounts receivable	(22,264)	21,951
Inventories	(71,018)	(42,350)
Other assets	83,395	60,590
Accounts payable	36,627	30,725
Accrued compensation and related benefits	15,584	8,353
Income tax liabilities	33,798	7,459
Other accrued liabilities	2,958	15,286
Net cash provided by operating activities	494,024	389,026
Cash flows from investing activities:
Purchases of property and equipment	(88,485)	(47,498)
Purchases of intangible assets	(2,000)	(18,175)
Purchases of investments	(393,010)	(589,615)
Maturities and sales of investments	211,227	420,514
Cash paid for acquisition, net of cash acquired	-	(33,283)
Contributions to deferred compensation plan	(1,015)	(1,309)
Net cash used in investing activities	(273,283)	(269,366)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(1,902)	(2,010)
Proceeds from common stock issued under the employee stock purchase plan	5,335	4,606
Repurchases of common stock	(3,687)	(8,626)
Dividends and dividend equivalents paid	(135,073)	(117,608)
Net cash used in financing activities	(135,327)	(123,638)
Effect of change in exchange rates	10,169	(6,603)
Net increase (decrease) in cash, cash equivalents and restricted cash	95,583	(10,581)
Cash, cash equivalents and restricted cash, beginning of period	691,941	561,181
Cash, cash equivalents and restricted cash, end of period	$787,524	$550,600
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$17,007	$34,064
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$6,108	$7,488
Liability accrued for dividends and dividend equivalents	$77,193	$62,949

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Monolithic Power Systems, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company” or “MPS”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. All intercompany accounts and transactions have been eliminated. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025 from those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these condensed consolidated financial statements primarily include those related to income tax valuation allowances, inventory valuation and stock-based compensation. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted as of  June 30, 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid, disaggregation of income before income taxes and income tax expense. The guidance is effective for annual periods beginning January 1, 2025. The standard should be applied prospectively but retrospective application is permitted. Adoption of this new guidance will result in expanded disclosures in the Notes to Consolidated Financial Statements.

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

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. For each of the three and six months ended June 30, 2025, 83% of the Company’s total sales were made through distribution arrangements. For each of the three and six months ended June 30, 2024, 89% of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price stated on purchase orders is considered to be the observable, stand-alone selling price for customer sales arrangements.

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

Under certain consignment agreements, the Company recognizes revenue when customers consume products from the consigned inventory locations, at which time control transfers to the customers and the Company issues invoices.

Variable Consideration

The Company accounts for price adjustments and stock rotation rights as variable consideration that reduces the transaction price and recognizes that reduction in the same period the associated revenue is recognized. Certain U.S.-based distributors have price adjustment rights when they sell the Company’s products to their customers at a price that is lower than the distribution price invoiced by the Company. When the Company receives claims from the distributors that products have been sold to the end customers at the lower prices, the Company issues the distributors credit memos for the price adjustments. The Company estimates the price adjustments using the expected value method based on an analysis of historical claims, at both the distributor and product level, as well as an assessment of any known trends of product sales mix. Other U.S. distributors and non-U.S. distributors do not have price adjustment rights. The Company records a credit against accounts receivable for the estimated price adjustments with a corresponding reduction to revenue.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within other accrued liabilities. As of June 30, 2025 and December 31, 2024, customer prepayments totaled $7.2 million and $6.9 million, respectively. All of the customer prepayment balance as of December 31, 2024 has been fulfilled by the Company during the six months ended June 30, 2025.

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

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of June 30, 2025, 3.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,913	$1,611	$3,586	$3,009
Research and development (“R&D”)	12,469	11,682	24,147	22,129
Selling, general and administrative (“SG&A”)	45,716	39,013	85,171	73,094
Total stock-based compensation expense	$60,098	$52,306	$112,904	$98,232
Tax benefit related to stock-based compensation (1)	$703	$798	$1,163	$1,506

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2025	85	$516.12	681		$524.08	938	$203.32	1,704	$347.01
Granted	32	$635.87	269	(1)	$565.99	-	$-	301	$573.03
Vested	(27)	$471.70	(37)		$399.91	-	$-	(64)	$430.10
Forfeited	(4)	$555.89	(4)		$524.36	(10)	$297.97	(18)	$399.27
Outstanding at June 30, 2025	86	$573.19	909		$540.24	928	$202.27	1,923	$378.58

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $11.5 million and $25.5 million for the three months ended  June 30, 2025 and 2024, respectively. The intrinsic value related to vested RSUs was $42.6 million and $428.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total intrinsic value of all outstanding RSUs was $1.4 billion, based on the closing stock price of $731.38. As of June 30, 2025, unamortized compensation expense related to all outstanding RSUs was $314.3 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the six months ended June 30, 2025, the Compensation Committee granted 32,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2025, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2026 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s two-year (2025 and 2026) average revenue growth rate compared against the analog industry’s two-year average revenue growth rate as published by the SIA (“2025 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2025 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2025 Non-Executive PSUs will vest in the first quarter of 2027 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2025 Non-Executive PSUs will vest over the following two years on a quarterly or annual basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2025 Non-Executive PSUs will be $16.6 million.

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

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$79,438	$91,851
Work in process	198,649	169,982
Finished goods	212,555	157,778
Total	$490,642	$419,611

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid wafer expenses (1)	$60,000	$-
Prepaid expenses	16,915	36,083
Other receivables (1)	-	60,000
Other	10,302	13,895
Total	$87,217	$109,978

(1)	Prepaid wafer expenses and other receivables relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for details about the supply agreement.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred compensation plan assets	$97,831	$92,586
Operating lease right-of-use (“ROU”) and related assets (1)	37,705	34,198
Prepaid wafer purchases (2)	-	60,000
Other	8,743	7,593
Total	$144,279	$194,377

(1)	The operating lease ROU and related assets include a fair value measurement related to favorable market terms on a facility lease.
(2)	Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 for details about the supply agreement.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Dividends and dividend equivalents	$79,387	$60,622
Income tax payable	36,739	10,534
Stock rotation and sales returns	20,929	20,799
Other	35,238	36,168
Total	$172,293	$128,123

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred compensation plan liabilities	$94,606	$93,653
Operating lease liabilities	15,938	12,974
Dividend equivalents	2,905	4,943
Total	$113,449	$111,570

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

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		June 30,	December 31,
	Financial Statement Line Item	2025	2024
Operating lease ROU assets	Other long-term assets	$20,863	$16,915

Operating lease liabilities	Other accrued liabilities	$3,974	$2,819
	Other long-term liabilities	$15,938	$12,974

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$1,284	$1,014	$2,392	$1,911
Other	825	648	1,594	1,198
Total lease costs	$2,109	$1,662	$3,986	$3,109

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,161	$1,027	$2,161	$1,700
ROU assets obtained in exchange for new operating lease liabilities	$2,562	$7,809	$5,206	$9,271

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.5	11.5
Weighted-average discount rate	5.5%	5.5%

As of June 30, 2025, the maturities of the lease liabilities were as follows (in thousands):

2025 (remaining six months)	$2,576
2026	4,457
2027	3,949
2028	2,752
2029	1,964
Thereafter	11,468
Total remaining lease payments	27,166
Less: imputed interest	(7,254)
Total lease liabilities	$19,912

As of June 30, 2025, the Company had no operating leases that had not yet commenced.

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution from contingently issuable shares and calculated using the treasury stock method. Contingently issuable shares, including all types of equity awards, are considered outstanding shares of common stock and included in basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$133,726	$100,366	$267,517	$192,907

Denominator:
Weighted-average outstanding shares—basic	47,887	48,687	47,869	48,660
Effect of dilutive securities	132	258	143	275
Weighted-average outstanding shares—diluted	48,019	48,945	48,012	48,935

Net income per share:
Basic	$2.79	$2.06	$5.59	$3.96
Diluted	$2.78	$2.05	$5.57	$3.94

Anti-dilutive common stock equivalents were not material for the periods presented.

7. SEGMENT, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the storage and computing, automotive, enterprise data, communications, consumer, and industrial end markets. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Specifically, the CODM uses net income that is reported on the Condensed Consolidated Statements of Operations and cash provided by operating activities reported in the Condensed Consolidated Statements of Cash Flows to decide whether and how much to reinvest profits into core business operations or to return to stockholders in the form of stock repurchases and dividends.

All significant segment expenses have been captured on the face of the Condensed Consolidated Statements of Operations.

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Distributor A	25%	38%	25%	40%
Distributor B	17%	17%	18%	15%
Distributor C	11%	*	11%	*

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total net accounts receivable:

	June 30,	December 31,
Customer	2025	2024
Distributor A	29%	28%
Distributor B	18%	29%
Distributor C	11%	*

*Represents less than 10%

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2025	2024	2025	2024
China	$397,951	$282,514	$761,671	$545,554
Taiwan	104,970	127,396	221,311	227,846
South Korea	63,501	39,513	127,865	75,050
Southeast Asia	34,867	11,352	67,573	24,591
Europe	26,497	19,105	51,489	36,847
Japan	18,536	13,552	38,637	26,500
U.S.	18,127	13,927	33,376	28,747
Other	125	72	206	181
Total	$664,574	$507,431	$1,302,128	$965,316

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30,	December 31,
Country	2025	2024
China	$288,191	$237,649
U.S.	172,169	171,514
Taiwan	51,139	42,388
Other	52,386	43,394
Total	$563,885	$494,945

8. COMMITMENTS AND CONTINGENCIES

Product Warranties and Rework

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Historically, the Company’s warranty obligations have not been material. The Company may also incur rework costs associated with product-related claims. The Company accrues for warranty and rework costs upon evaluation of customer specific claims.

The changes in warranty reserves were as follows (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,525	$12,873	$5,401	$16,906
Warranties issued	700	2,225	790	2,325
Repairs, replacement and refund	(689)	(116)	(1,488)	(4,130)
Changes in liability for pre-existing warranties	(491)	(280)	(1,658)	(399)
Balance at end of period	$3,045	$14,702	$3,045	$14,702

Changes in liability for pre-existing warranties result from changes in estimates for warranties issued in prior periods.

Purchase Commitments

The Company has outstanding purchase obligations with its suppliers and other parties for purchases of goods or services. The purchase obligations primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements.

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2025, the Company had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, as of June 30, 2025 were as follows (in thousands):

2025 (remaining six months)	$237,523
2026	177,234
2027	33,319
2028	486
2029	486
Total	$449,048

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of June 30, 2025.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$414,800	$679,949
Money market funds	372,582	11,867
U.S. treasuries and government agency bonds	177,311	-
Certificates of deposit	181,384	164,418
Corporate debt securities	-	6,712
Auction-rate securities backed by student-loan notes	74	148
Total	$1,146,151	$863,094

	June 30,	December 31,
	2025	2024
Reported as:
Cash and cash equivalents	$787,382	$691,816
Short-term investments	358,695	171,130
Investment within other long-term assets	74	148
Total	$1,146,151	$863,094

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2025 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$261,048	$261,027
Due in 1 - 5 years	97,668	97,668
Due in greater than 5 years	75	74
Total	$358,791	$358,769

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$372,582	$-	$-	$372,582
Certificates of deposit	181,384	-	-	181,384
U.S. treasuries and government agency bonds	177,332	3	(24)	177,311
Auction-rate securities backed by student-loan notes	75	-	(1)	74
Total	$731,373	$3	$(25)	$731,351

	December 31, 2024
	Amortized Cost	Unrealized Losses	Fair Value
Money market funds	$11,867	$-	$11,867
Certificates of deposit	164,418	-	164,418
Corporate debt securities	6,779	(67)	6,712
Auction-rate securities backed by student-loan notes	150	(2)	148
Total	$183,214	$(69)	$183,145

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months and for greater than 12 months (in thousands):

	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agency bonds	$128,607	$(24)	$-	$-	$128,607	$(24)
Auction-rate securities backed by student-loan notes	-	-	74	(1)	74	(1)
Total	$128,607	$(24)	$74	$(1)	$128,681	$(25)

	December 31, 2024
	Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,712	$(67)	$6,712	$(67)
Auction-rate securities backed by student-loan notes	148	(2)	148	(2)
Total	$6,860	$(69)	$6,860	$(69)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of June 30, 2025 and December 31, 2024, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$787,382	$691,816
Restricted cash included in other long-term assets	142	125
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$787,524	$691,941

10. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●	Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$372,582	$372,582	$-	$-
Certificates of deposit	181,384	-	181,384	-
U.S. treasuries and government agency bonds	177,311	-	177,311	-
Auction-rate securities backed by student-loan notes	74	-	-	74
Mutual funds and money market funds under deferred compensation plan	68,721	68,721	-	-
Total	$800,072	$441,303	$358,695	$74

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$11,867	$11,867	$-	$-
Certificates of deposit	164,418	-	164,418	-
Corporate debt securities	6,712	-	6,712	-
Auction-rate securities backed by student-loan notes	148	-	-	148
Mutual funds and money market funds under deferred compensation plan	65,337	65,337	-	-
Total	$248,482	$77,204	$171,130	$148

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2025	2024
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$29,110	$27,249
Fair value of mutual funds and money market funds	68,721	65,337
Total	$97,831	$92,586

Deferred compensation plan assets reported in:
Other long-term assets	$97,831	$92,586

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$3,480	$2,323
Other long-term liabilities	94,606	93,653
Total	$98,086	$95,976

12. OTHER INCOME, NET

The components of other income, net, were as follows (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$6,043	$6,630	$11,740	$13,544
Amortization of discount on available-for-sale securities	2,117	5,917	2,885	10,040
Gain on deferred compensation plan investments	5,580	1,266	4,230	5,285
Charitable commitments	(900)	(6,300)	(900)	(12,150)
Other	(620)	(1)	(604)	333
Total	$12,220	$7,512	$17,351	$17,052

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2025 was $43.3 million, or 24.4% of pre-tax income. The income tax expense for the six months ended  June 30, 2025 was $83.4 million, or 23.8% of pre-tax income. The effective tax rates were higher than the federal statutory rate of 21% primarily due to the U.S. impact of foreign earnings and non-deductible stock-based compensation. The higher effective tax rates relative to the federal statutory rate were partially offset by income generated by the Company’s subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits.

The income tax expense for the three months ended  June 30, 2024 was $23.7 million, or 19.1% of pre-tax income. The income tax expense for the six months ended  June 30, 2024 was $36.2 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain foreign subsidiaries of the Company, and excess tax benefits from stock-based compensation. The lower effective tax rates relative to the federal statutory rate were partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax.

In January 2025, the Organization for Economic Co-operation and Development (“OECD”) released new Administrative Guidance on the application of the Global Anti-Base Erosion (“GLoBE”) Model Rules. The Company will continue to evaluate the impact of this release and of other future guidance on the Company’s future global tax provision.

In December 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. The Bermuda CIT Act includes a 15% corporate income tax applicable to Bermuda businesses that are multinational enterprises with annual revenue of €750M or more beginning in 2025. As the Company did not realize material taxable income in Bermuda in the three and six months ended June 30, 2025, no material changes to income tax expense related to the Bermuda CIT Act have been recorded as of June 30, 2025.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2025	$(790)	$(47,721)	$(48,511)
Other comprehensive income before reclassifications	43	5,139	5,182
Amounts reclassified from accumulated other comprehensive income	5	-	5
Net current period other comprehensive income	48	5,139	5,187
Balance as of March 31, 2025	(742)	(42,582)	(43,324)
Other comprehensive income (loss) before reclassifications	(1)	19,634	19,633
Net current period other comprehensive income (loss)	(1)	19,634	19,633
Balance as of June 30, 2025	$(743)	$(22,948)	$(23,691)

The amount reclassified from accumulated other comprehensive income for the period presented was recorded in other income, net, on the Condensed Consolidated Statements of Operations.

15. STOCKHOLDERS’ EQUITY

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividend declared per share	$1.56	$1.25	$3.12	$2.50
Total amount	$74,711	$60,872	$149,399	$121,706

As of June 30, 2025 and December 31, 2024, accrued cash dividends totaled $74.7 million and $59.8 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees when the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of June 30, 2025 and December 31, 2024, accrued dividend equivalents totaled $7.6 million and $5.8 million, respectively.

Stock Repurchase Programs

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million of its common stock, which was fully utilized as of December 31, 2024. In February 2025, the Board of Directors approved another stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company repurchased 3,900 shares of its common stock for an aggregate purchase price of $2.6 million during the three months ended June 30, 2025. No repurchases were made during the three months ended March 31, 2025. The Company repurchased 6,300 and 12,400 shares of its common stock for an aggregate purchase price of $4.5 million and $8.6 million during the three and six months ended June 30, 2024, respectively.

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

16. SUBSEQUENT EVENT

The budget reconciliation bill H.R.1 was enacted on July 4, 2025. It includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act and modifications to the existing tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plans to grow revenue in a diversified way across regions and increase revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs and retaliatory measures on the semiconductor industry and our business;

•	the effect of seasonality on our business and the factors that can impact seasonality;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, automotive, enterprise data, communications, consumer, and industrial end markets;

•	estimates of our future liquidity requirements and the sufficiency of our cash, cash equivalents and short-term investments to operate our business;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	the business outlook for the remainder of 2025 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations, including the recent H.R.1 Act signed into law on July 4, 2025, on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 93% of our total revenue for each of the three and six months ended June 30, 2025 and 2024.

We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Macroeconomic Conditions and Regulations

The semiconductor industry is impacted by various macroeconomic challenges including fluctuations in consumer spending, fluctuations in demand for semiconductors, rising inflation, global tariffs and retaliatory measures and announcements regarding same, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. To date, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs, trade regulations or retaliatory measures or announcements regarding same that affect us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, and are committed to complying with all applicable trade laws, regulations and other requirements.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs and retaliatory measures and announcements regarding same. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

There have been no material changes during the three months ended June 30, 2025 to our critical accounting estimates from the information provided in the “Critical Accounting Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(In thousands, except percentages)
Revenue	$664,574	100.0%	$507,431	100.0%	$1,302,128	100.0%	$965,316	100.0%
Cost of revenue	298,558	44.9	226,853	44.7	582,882	44.8	432,297	44.8
Gross profit	366,016	55.1	280,578	55.3	719,246	55.2	533,019	55.2
Operating expenses:
Research and development	96,266	14.5	77,945	15.3	188,493	14.5	153,935	15.9
Selling, general and administrative	104,992	15.8	86,097	17.0	197,236	15.1	167,061	17.3
Total operating expenses	201,258	30.3	164,042	32.3	385,729	29.6	320,996	33.2
Operating income	164,758	24.8	116,536	23.0	333,517	25.6	212,023	22.0
Other income, net	12,220	1.8	7,512	1.4	17,351	1.3	17,052	1.7
Income before income taxes	176,978	26.6	124,048	24.4	350,868	26.9	229,075	23.7
Income tax expense	43,252	6.5	23,682	4.6	83,351	6.4	36,168	3.7
Net income	$133,726	20.1%	$100,366	19.8%	$267,517	20.5%	$192,907	20.0%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended June 30,				Six Months Ended June 30,
End Market	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
	(In thousands, except percentages)
Storage and Computing	$195,320	29.4%	$114,955	22.7%	$383,831	29.5%	$221,076	22.9%
Automotive	145,132	21.8	87,193	17.2	290,036	22.3	174,285	18.1
Enterprise Data	143,964	21.7	187,211	36.9	276,888	21.3	336,938	34.9
Communications	73,783	11.1	43,566	8.5	145,454	11.2	90,211	9.3
Consumer	59,663	9.0	42,229	8.3	116,610	8.9	80,303	8.3
Industrial	46,712	7.0	32,277	6.4	89,309	6.8	62,503	6.5
Total	$664,574	100.0%	$507,431	100.0%	$1,302,128	100.0%	$965,316	100.0%

Revenue for the three months ended June 30, 2025 was $664.6 million, an increase of $157.2 million, or 31.0%, from $507.4 million for the three months ended June 30, 2024. The increase in revenue was primarily due to higher shipment volume.

For the three months ended June 30, 2025, revenue from the storage and computing market increased $80.4 million, or 69.9%, from the same period in 2024. This increase was primarily due to higher sales of power solutions for storage applications and notebooks. Revenue from the automotive market increased $57.9 million, or 66.4%, from the same period in 2024. This increase was broad-based and primarily due to higher sales of applications supporting advanced driver assistance systems, infotainment and motion control. Revenue from the enterprise data market decreased $43.2 million, or 23.1%, from the same period in 2024. This decrease was primarily due to lower sales of our power management solutions for artificial intelligence (“AI”) applications, partially offset by higher sales of our power management solutions for server applications. Revenue from the communications market increased $30.2 million, or 69.4%, from the same period in 2024. This increase was primarily driven by higher sales of power solutions for optical modules and routers. Revenue from the consumer market increased $17.4 million, or 41.3%, from the same period in 2024. This increase was primarily driven by higher sales of products for home appliances, gaming solutions and monitors, partially offset by lower sales of power management solutions for digital cameras. Revenue from the industrial market increased $14.4 million, or 44.7%, from the same period in 2024. This increase was primarily due to higher sales for power sources and instrumentation applications.

Revenue for the six months ended June 30, 2025 was $1,302.1 million, an increase of $336.8 million, or 34.9%, from $965.3 million for the six months ended June 30, 2024. The increase in revenue was primarily due to higher shipment volume.

For the six months ended June 30, 2025, revenue from the storage and computing market increased $162.8 million, or 73.6%, from the same period in 2024. This increase was primarily due to higher sales of power solutions for storage applications, notebooks and graphics cards. Revenue from the automotive market increased $115.8 million, or 66.4%, from the same period in 2024. This increase was broad-based and primarily due to higher sales of applications supporting advanced driver assistance systems, infotainment, and body electronics. Revenue from the enterprise data market decreased $60.1 million, or 17.8%, from the same period in 2024. This decrease was primarily due to lower sales of our power management solutions for AI applications, partially offset by higher sales of our power management solutions for server applications. Revenue from the communications market increased $55.2 million, or 61.2%, from the same period in 2024. This increase was primarily driven by higher sales of power solutions for optical modules and routers. Revenue from the consumer market increased $36.3 million, or 45.2%, from the same period in 2024. This increase was primarily driven by higher sales of products for home appliances and gaming solutions. Revenue from the industrial market increased $26.8 million, or 42.9%, from the same period in 2024. This increase was primarily due to higher sales for power sources, instrumentation and industrial meter applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
Cost of revenue	$298,558	$226,853	$582,882	$432,297
As a percentage of revenue	44.9%	44.7%	44.8%	44.8%
Gross profit	$366,016	$280,578	$719,246	$533,019
Gross margin	55.1%	55.3%	55.2%	55.2%

Cost of revenue was $298.6 million, or 44.9% of revenue, for the three months ended June 30, 2025, and $226.9 million, or 44.7% of revenue, for the three months ended June 30, 2024. The $71.7 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.1% for the three months ended June 30, 2025, compared with 55.3% for the three months ended June 30, 2024. The decrease in gross margin was mainly driven by product mix, partially offset by a decrease in inventory write-downs as a percentage of revenue.

Cost of revenue was $582.9 million, or 44.8% of revenue, for the six months ended June 30, 2025, and $432.3 million, or 44.8% of revenue, for the six months ended June 30, 2024. The $150.6 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.2% for the six months ended June 30, 2025, flat to the six months ended June 30, 2024.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
R&D expenses	$96,266	$77,945	$188,493	$153,935
As a percentage of revenue	14.5%	15.3%	14.5%	15.9%

R&D expenses were $96.3 million, or 14.5% of revenue, for the three months ended June 30, 2025, and $77.9 million, or 15.3% of revenue, for the three months ended June 30, 2024. The $18.3 million increase in R&D expenses was primarily due to $9.4 million increase in cash compensation expenses and benefits, $2.1 million increase in new product development expenses, $1.9 million increase in expense related to changes in the fair value of deferred compensation plan liabilities, and $1.5 million increase in laboratory and other supplies.

R&D expenses were $188.5 million, or 14.5% of revenue, for the six months ended June 30, 2025, and $153.9 million, or 15.9% of revenue, for the six months ended June 30, 2024. The $34.6 million increase in R&D expenses was primarily due to $19.8 million increase in cash compensation expenses and benefits, $6.3 million increase in new product development expenses, $3.0 million increase in laboratory and other supplies, and $0.8 million increase in stock-based compensation and related expenses.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third party service fees and legal expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
SG&A expenses	$104,992	$86,097	$197,236	$167,061
As a percentage of revenue	15.8%	17.0%	15.1%	17.3%

SG&A expenses were $105.0 million, or 15.8% of revenue, for the three months ended June 30, 2025, and $86.1 million, or 17.0% of revenue, for the three months ended June 30, 2024. The $18.9 million increase in SG&A expenses was primarily driven by $7.3 million increase in cash compensation and benefits, $6.5 million increase in stock-based compensation and related expenses, and $2.1 million increase in expense related to changes in the fair value of deferred compensation plan liabilities.

SG&A expenses were $197.2 million, or 15.1% of revenue, for the six months ended June 30, 2025, and $167.1 million, or 17.3% of revenue, for the six months ended June 30, 2024. The $30.2 million increase in SG&A expenses was primarily driven by $16.8 million increase in cash compensation and benefits, and $8.7 million increase in stock-based compensation and related expenses.

Other Income, Net

Other income, net, was $12.2 million for the three months ended June 30, 2025, compared with $7.5 million for the three months ended June 30, 2024. The increase in other income, net was primarily due to a decrease of $5.4 million in charitable commitments, and $4.3 million related to changes in the value of the deferred compensation plan investments, partially offset by a decrease of $3.8 million in amortization of the discount on available-for-sale securities.

Other income, net, was $17.4 million for the six months ended June 30, 2025, compared with $17.1 million for the six months ended June 30, 2024. The increase in other income, net was primarily due to a decrease of $11.3 million in charitable commitments, partially offset by a decrease of $7.2 million in amortization of the discount on available-for-sale securities.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The income tax expense for the three months ended June 30, 2025 was $43.3 million, or 24.4% of pre-tax income. The income tax expense for the six months ended June 30, 2025 was $83.4 million, or 23.8% of pre-tax income. The effective tax rates were higher than the federal statutory rate of 21% primarily due to the U.S. impact of foreign earnings and non-deductible stock-based compensation. The higher effective tax rates relative to the federal statutory rate were partially offset by income generated by our subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits.

The income tax expense for the three months ended June 30, 2024 was $23.7 million, or 19.1% of pre-tax income. The income tax expense for the six months ended June 30, 2024 was $36.2 million, or 15.8% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain of our foreign subsidiaries, and excess tax benefits from stock-based compensation. The lower effective tax rates relative to the federal statutory rate were partially offset by the inclusion of the GILTI tax.

The recent H.R.1 Act that was signed into law on July 4, 2025 introduces significant provisions, including tax cut extensions and modifications to the existing tax framework. We are currently evaluating and will continue to evaluate the impact of these legislative changes on our consolidated financial statements as additional guidance becomes available.

In January 2025, the OECD released new Administrative Guidance on the application of the GLoBE Model Rules. We will continue to evaluate the impact of this release and of other future guidance on our future global tax provision.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 13 for further details.

Liquidity and Capital Resources

	June 30,	December 31,
	2025	2024
	(In thousands, except percentages)
Cash and cash equivalents	$787,382	$691,816
Short-term investments	358,695	171,130
Total cash, cash equivalents and short-term investments	$1,146,077	$862,946
Percentage of total assets	28.9%	23.9%

Total current assets	$1,918,757	$1,565,053
Total current liabilities	(383,508)	(294,567)
Working capital	$1,535,249	$1,270,486

As of June 30, 2025, we had cash and cash equivalents of $787.4 million and short-term investments of $358.7 million, compared with cash and cash equivalents of $691.8 million and short-term investments of $171.1 million as of December 31, 2024. As of June 30, 2025, $687.4 million of cash and cash equivalents and $181.4 million of short-term investments were held by our foreign subsidiaries. For the six months ended June 30, 2025, we repatriated $275 million of cash from certain of our foreign subsidiaries to the U.S. with minimal tax impact. We may repatriate additional cash from certain of our foreign subsidiaries in future periods to fund our expenditures. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$494,024	$389,026
Net cash used in investing activities	(273,283)	(269,366)
Net cash used in financing activities	(135,327)	(123,638)
Effect of change in exchange rates	10,169	(6,603)
Net increase (decrease) in cash, cash equivalents and restricted cash	$95,583	$(10,581)

For the six months ended June 30, 2025, the $105.0 million increase in net cash provided by operating activities compared to the same period in 2024 was primarily due to increased accounts receivable collections, partially offset by increased inventory purchases and changes in other working capital.

The net cash used in investing activities for the six months ended June 30, 2025 was flat compared to the net cash used for the same period in 2024.

For the six months ended June 30, 2025, the $11.7 million increase in net cash used in financing activities compared to the same period in 2024 was primarily due to an increase of $17.5 million in dividend and dividend equivalent payments, partially offset by a decrease in repurchases of common stock.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding same, and other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,146.1 million as of June 30, 2025, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months and beyond.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of June 30, 2025, we had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

As of June 30, 2025, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, were $449.0 million, of which $397.2 million was due within a year.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities. As of June 30, 2025, these obligations totaled $19.9 million, of which $4.0 million was short-term.

Capital Return to Stockholders

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 3,900 shares of our common stock for an aggregate purchase price of $2.6 million during the three months ended June 30, 2025. No repurchases were made during the three months ended March 31, 2025. As of June 30, 2025, $497.4 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of June 30, 2025, accrued cash dividends totaled $74.7 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2025, these obligations totaled $97.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and six months ended June 30, 2025, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2024.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information, we do not believe that a material loss from known matters is probable as of June 30, 2025.

On February 4, 2025, a purported class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.) (the “Securities Action”) and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business, including with respect to our business relationship with Nvidia. We believe the lawsuit is meritless and intend to defend against it vigorously. Related to the Securities Action, two shareholder derivative suits were also filed, against current – and one former – director, and certain executives, alleging breaches of their fiduciary duties (Miller v. Hsing, et al., No. 25-cv-527 (W.D. Wash.), filed on March 26, 2025, and Roy v. Hsing, et al. No. 25-cv-555 (W.D. Wash.), filed on March 28, 2025, (the “Derivative Litigation”). The Securities Action and Derivative Litigation seek unspecified amounts of damages and/or attorneys’ fees and other relief. The Derivative Litigation is stayed pending developments in the Securities Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 3,900 shares of our common stock for an aggregate purchase price of $2.6 million during the three months ended June 30, 2025. No repurchases were made during the three months ended March 31, 2025.

The following table represents details of our stock repurchase transactions during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
May 1, 2025 – May 31, 2025	2	$664.45	2	$498,464
June 1, 2025 – June 30, 2025	2	$696.03	2	$497,365
Total	4	$677.27	4

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

During the three months ended June 30, 2025, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted, modified, or terminated, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Monolithic Power Systems, Inc., effective June 12, 2025.
3.2 (1)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective June 12, 2025.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 and Exhibit 3.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on June 16, 2025.
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

Dated: August 4, 2025
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)