Form 10-Q
period 2025-09-30
MONOLITHIC POWER SYSTEMS INC
filed 2025-11-05
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51026

Monolithic Power Systems, Inc. (Exact name of registrant as specified in its charter)

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1555 Palm Beach Lakes Blvd., West Palm Beach, Florida 33401 (Address of principal executive offices)(Zip Code)[1]	5808 Lake Washington Blvd. NE, Kirkland, Washington 98033 (Address of principal executive offices)(Zip Code)[1]

(425) 296-9956

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MPWR	The NASDAQ Global Select Market

1 We have operations in multiple locations in the US, Europe and Asia. Accordingly, we do not maintain a headquarters. We are including these addresses solely for the purpose of satisfying the Securities and Exchange Commission’s requirements.

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

There were 47,907,000 shares of the registrant’s common stock issued and outstanding as of October 29, 2025.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,081,251	$691,816
Short-term investments	188,233	171,130
Accounts receivable, net	241,560	172,518
Inventories	505,680	419,611
Other current assets	96,021	109,978
Total current assets	2,112,745	1,565,053
Property and equipment, net	597,311	494,945
Acquisition-related intangible assets, net	9,077	9,938
Goodwill	25,944	25,944
Deferred tax assets, net	1,300,260	1,326,840
Other long-term assets	161,055	194,377
Total assets	$4,206,392	$3,617,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,689	$102,526
Accrued compensation and related benefits	99,602	63,918
Other accrued liabilities	201,513	128,123
Total current liabilities	442,804	294,567
Income tax liabilities	78,261	65,193
Other long-term liabilities	117,380	111,570
Total liabilities	638,445	471,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,905 and 47,823, respectively	885,123	706,817
Retained earnings	2,705,527	2,487,461
Accumulated other comprehensive loss	(22,703)	(48,511)
Total stockholders’ equity	3,567,947	3,145,767
Total liabilities and stockholders’ equity	$4,206,392	$3,617,097

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$737,176	$620,119	$2,039,304	$1,585,435
Cost of revenue	330,948	276,676	913,830	708,973
Gross profit	406,228	343,443	1,125,474	876,462
Operating expenses:
Research and development	98,173	85,051	286,666	238,986
Selling, general and administrative	112,872	94,364	310,108	261,425
Total operating expenses	211,045	179,415	596,774	500,411
Operating income	195,183	164,028	528,700	376,051
Other income, net	10,392	10,278	27,743	27,330
Income before income taxes	205,575	174,306	556,443	403,381
Income tax expense	27,301	29,876	110,652	66,044
Net income	$178,274	$144,430	$445,791	$337,337

Net income per share:
Basic	$3.72	$2.96	$9.31	$6.93
Diluted	$3.71	$2.95	$9.28	$6.89
Weighted-average shares outstanding:
Basic	47,898	48,757	47,879	48,692
Diluted	48,042	48,964	48,022	48,945

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$178,274	$144,430	$445,791	$337,337
Other comprehensive income, net of tax:
Foreign currency translation adjustments	919	22,321	25,692	4,186
Change in unrealized gains and losses on available-for-sale securities, net of tax of $17, $37, $17 and $(161), respectively	69	977	116	1,680
Other comprehensive income, net of tax	988	23,298	25,808	5,866
Comprehensive income	$179,262	$167,728	$471,599	$343,203

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2025	47,892	$822,582	$2,603,177	$(23,691)	$3,402,068
Net income	-	-	178,274	-	178,274
Other comprehensive income	-	-	-	988	988
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	15	3,885	-	-	3,885
Repurchases of common stock	(2)	(2,017)	-	-	(2,017)
Stock-based compensation expense	-	60,673	-	-	60,673
Balance as of September 30, 2025	47,905	$885,123	$2,705,527	$(22,703)	$3,567,947

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of July 1, 2024	48,698	$1,224,144	$1,016,208	$(44,494)	$2,195,858
Net income	-	-	144,430	-	144,430
Other comprehensive income	-	-	-	23,298	23,298
Dividends and dividend equivalents declared ($1.25 per share)	-	-	(61,879)	-	(61,879)
Common stock issued	88	4,121	-	-	4,121
Repurchases of common stock	(7)	(5,534)	-	-	(5,534)
Stock-based compensation expense	-	51,396	-	-	51,396
Balance as of September 30, 2024	48,779	$1,274,127	$1,098,759	$(21,196)	$2,351,690

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2025	47,823	$706,817	$2,487,461	$(48,511)	$3,145,767
Net income	-	-	445,791	-	445,791
Other comprehensive income	-	-	-	25,808	25,808
Dividends and dividend equivalents declared ($4.68 per share)	-	-	(227,725)	-	(227,725)
Common stock issued	88	9,220	-	-	9,220
Repurchases of common stock	(6)	(4,501)	-	-	(4,501)
Stock-based compensation expense	-	173,587	-	-	173,587
Balance as of September 30, 2025	47,905	$885,123	$2,705,527	$(22,703)	$3,567,947

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2024	48,028	$1,129,937	$947,064	$(27,062)	$2,049,939
Net income	-	-	337,337	-	337,337
Other comprehensive income	-	-	-	5,866	5,866
Dividends and dividend equivalents declared ($3.75 per share)	-	-	(185,642)	-	(185,642)
Common stock issued	770	8,727	-	-	8,727
Repurchases of common stock	(19)	(14,160)	-	-	(14,160)
Stock-based compensation expense	-	149,623	-	-	149,623
Balance as of September 30, 2024	48,779	$1,274,127	$1,098,759	$(21,196)	$2,351,690

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$445,791	$337,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,270	26,387
Amortization of discount on available-for-sale securities	(3,894)	(16,684)
Gain on deferred compensation plan investments	(8,023)	(9,180)
Deferred taxes, net	26,736	(6,598)
Stock-based compensation expense	173,581	149,630
Other	(390)	50
Changes in operating assets and liabilities:
Accounts receivable	(69,033)	15,148
Inventories	(86,057)	(40,535)
Other assets	73,172	57,781
Accounts payable	33,901	44,210
Accrued compensation and related benefits	33,866	24,450
Income tax liabilities	53,684	13,345
Other accrued liabilities	21,688	25,388
Net cash provided by operating activities	733,292	620,729
Cash flows from investing activities:
Purchases of property and equipment	(131,000)	(81,316)
Purchases of intangible assets	(2,528)	(18,175)
Purchases of investments	(395,533)	(941,451)
Maturities and sales of investments	384,640	779,861
Cash paid for acquisition, net of cash acquired	-	(33,283)
Contributions to deferred compensation plan	(1,297)	(1,764)
Net cash used in investing activities	(145,718)	(296,128)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,106)	(2,654)
Proceeds from common stock issued under the employee stock purchase plan	9,220	8,727
Repurchases of common stock	(5,703)	(14,160)
Dividends and dividend equivalents paid	(209,978)	(178,766)
Net cash used in financing activities	(208,567)	(186,853)
Effect of change in exchange rates	10,445	1,552
Net increase in cash, cash equivalents and restricted cash	389,452	139,300
Cash, cash equivalents and restricted cash, beginning of period	691,941	561,181
Cash, cash equivalents and restricted cash, end of period	$1,081,393	$700,481
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$21,968	$58,614
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$11,701	$9,577
Liability accrued for dividends and dividend equivalents	$78,407	$63,922

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025 from those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

New Accounting Pronouncements Not Yet Adopted as of September 30, 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid, disaggregation of income before income taxes and income tax expense. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2025. The adoption of this standard will result in expanded disclosures in the Notes to Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2027. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

2. REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. The remaining revenue, which primarily consists of royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, was not significant in any of the periods presented. See Note 7 to our unaudited condensed consolidated financial statements for the disaggregation of the Company’s revenue by geographic region.

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. For the three months ended September 30, 2025 and 2024, 85% and 88%, respectively, of the Company’s total sales were made through distribution arrangements. For the nine months ended September 30, 2025 and 2024, 84% and 89%, respectively, of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed between the Company and the customer. The Company considers purchase orders to be the contracts with customers. The unit price stated on purchase orders is considered to be the observable, stand-alone selling price for customer sales arrangements.

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

Contract Liabilities:

For customers without credit terms, the Company requires cash payments two weeks before the products are scheduled to be shipped to the customers. The Company records these payments received in advance of performance as customer prepayments within other accrued liabilities. As of September 30, 2025 and December 31, 2024, customer prepayments totaled $9.4 million and $6.9 million, respectively. All of the customer prepayment balance as of December 31, 2024 has been fulfilled by the Company during the nine months ended September 30, 2025.

Practical Expedients

The Company has elected the practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less.

The Company’s standard payment terms generally require customers to pay 30 to 90 days after the Company satisfies the performance obligations. For this reason, the Company has elected not to determine whether contracts with customers contain significant financing components.

The Company’s unsatisfied performance obligations primarily include products held in consignment arrangements and customer purchase orders for products that the Company has not yet shipped. Because the Company expects to fulfill these performance obligations within one year, the Company has elected not to disclose the amount of these remaining performance obligations.

3. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of September 30, 2025, 3.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,916	$1,576	$5,502	$4,585
Research and development (“R&D”)	12,578	11,331	36,725	33,460
Selling, general and administrative (“SG&A”)	46,183	38,491	131,354	111,585
Total stock-based compensation expense	$60,677	$51,398	$173,581	$149,630
Tax benefit related to stock-based compensation (1)	$756	$766	$1,919	$2,272

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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Time-Based RSUs		PSUs and MPSUs			MSUs		Total
		Weighted-			Weighted-		Weighted-		Weighted-
		Average			Average		Average		Average
		Grant Date			Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of		Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares		Per Share	Shares	Per Share	Shares	Per Share
Outstanding at January 1, 2025	85	$516.12	681		$524.08	938	$203.32	1,704	$347.01
Granted	38	$650.32	274	(1)	$564.69	-	$-	312	$574.95
Vested	(33)	$477.06	(40)		$400.90	-	$-	(73)	$435.39
Forfeited	(5)	$565.80	(4)		$526.65	(11)	$297.45	(20)	$413.13
Outstanding at September 30, 2025	85	$589.21	911		$541.13	927	$202.25	1,923	$379.76

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The intrinsic value related to vested RSUs was $49.6 million and $494.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the intrinsic value was primarily due to the timing of vested RSUs. As of September 30, 2025, the total intrinsic value of all outstanding RSUs was $1.7 billion, based on the closing stock price of $920.64. As of September 30, 2025, unamortized compensation expense related to all outstanding RSUs was $260.7 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs:

For the nine months ended September 30, 2025, the Compensation Committee granted 38,000 RSUs with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

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

In February 2025, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2026 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s two-year (2025 and 2026) average revenue growth rate compared against the analog industry’s two-year average revenue growth rate as published by the SIA (“2025 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2025 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2025 Non-Executive PSUs will vest in the first quarter of 2027 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2025 Non-Executive PSUs will vest over the following two years on a quarterly or annual basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2025 Non-Executive PSUs will be $16.5 million.

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

4. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$77,254	$91,851
Work in process	210,471	169,982
Finished goods	217,955	157,778
Total	$505,680	$419,611

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid wafer expenses (1)	$60,000	$-
Other receivables (1)	-	60,000
Other	36,021	49,978
Total	$96,021	$109,978

(1)

Prepaid wafer expenses and other receivables relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 to our unaudited condensed consolidated financial statements for details about the supply agreement.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred compensation plan assets	$101,905	$92,586
Prepaid wafer purchases (1)	-	60,000
Other	59,150	41,791
Total	$161,055	$194,377

(1)

Prepaid wafer purchases relate to a deposit made to a supplier under a long-term wafer supply agreement. See Note 8 to our unaudited condensed consolidated financial statements for details about the supply agreement.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Dividends and dividend equivalents	$79,935	$60,622
Income tax payable (1)	51,350	10,534
Stock rotation and sales returns	31,854	20,799
Other	38,374	36,168
Total	$201,513	$128,123

(1)	The increase in income tax payable during the nine months ended September 30, 2025 was a result of the timing of payments of estimated taxes both domestically and internationally.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred compensation plan liabilities	$98,926	$93,653
Operating lease liabilities	15,076	12,974
Dividend equivalents	3,378	4,943
Total	$117,380	$111,570

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

The following table summarizes the balances of operating lease right-of-use (“ROU”) assets and liabilities (in thousands):

		September 30,	December 31,
	Financial Statement Line Item	2025	2024
Operating lease ROU assets	Other long-term assets	$19,737	$16,915

Operating lease liabilities	Other accrued liabilities	$3,778	$2,819
	Other long-term liabilities	$15,076	$12,974

The following tables summarize certain information related to the leases (in thousands, except percentages and years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$1,350	$948	$3,742	$2,859
Other	864	822	2,458	2,020
Total lease costs	$2,214	$1,770	$6,200	$4,879

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,273	$1,704	$3,434	$3,404
ROU assets obtained in exchange for new operating lease liabilities	$-	$2,339	$5,206	$11,610

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.7	11.5
Weighted-average discount rate	5.5%	5.5%

As of September 30, 2025, the maturities of the lease liabilities were as follows (in thousands):

2025 (remaining three months)	$1,300
2026	4,441
2027	3,937
2028	2,743
2029	1,954
Thereafter	11,471
Total remaining lease payments	25,846
Less: imputed interest	(6,992)
Total lease liabilities	$18,854

As of September 30, 2025, the Company’s operating leases that had not yet commenced were not material.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$178,274	$144,430	$445,791	$337,337

Denominator:
Weighted-average outstanding shares—basic	47,898	48,757	47,879	48,692
Effect of dilutive securities	144	207	143	253
Weighted-average outstanding shares—diluted	48,042	48,964	48,022	48,945

Net income per share:
Basic	$3.72	$2.96	$9.31	$6.93
Diluted	$3.71	$2.95	$9.28	$6.89

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

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Distributor A	26%	24%	25%	33%
Distributor B	18%	25%	18%	19%
Distributor C	*	*	10%	*

*Represents less than 10%.

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total net accounts receivable:

	September 30,	December 31,
Customer	2025	2024
Distributor A	31%	28%
Distributor B	17%	29%

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2025	2024	2025	2024
China	$393,837	$310,472	$1,155,508	$856,026
Taiwan	155,978	179,747	377,289	407,593
South Korea	62,882	51,815	190,747	126,865
Southeast Asia	39,023	22,772	106,596	47,363
Europe	33,577	25,145	85,066	61,992
U.S.	29,937	13,797	63,313	42,544
Japan	21,779	16,286	60,416	42,786
Other	163	85	369	266
Total	$737,176	$620,119	$2,039,304	$1,585,435

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30,	December 31,
Country	2025	2024
China	$308,174	$237,649
U.S.	170,934	171,514
Taiwan	58,764	42,388
Other	59,439	43,394
Total	$597,311	$494,945

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

The changes in warranty reserves were as follows (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,045	$14,702	$5,401	$16,906
Warranties issued	2,665	570	3,230	2,895
Repairs, replacement and refund	(145)	(849)	(1,633)	(4,979)
Changes in liability for pre-existing warranties	760	(79)	(673)	(478)
Balance at end of period	$6,325	$14,344	$6,325	$14,344

Purchase Commitments

The Company has outstanding purchase obligations with its suppliers and other parties for purchases of goods or services. The purchase obligations primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, construction of manufacturing and R&D facilities, purchases of production and other equipment, and license arrangements.

In May 2022, the Company entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2025, the Company had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

Total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, as of September 30, 2025 were as follows (in thousands):

2025 (remaining three months)	$117,079
2026	349,330
2027	31,936
2028	486
2029	486
Total	$499,317

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of September 30, 2025.

9. CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$580,992	$679,949
Money market funds	500,259	11,867
Certificates of deposit	154,489	164,418
U.S. treasuries and government agency bonds	33,249	-
Auction-rate securities backed by student-loan notes	74	148
Corporate debt securities	-	6,712
Total	$1,269,063	$863,094

	September 30,	December 31,
	2025	2024
Reported as:
Cash and cash equivalents	$1,081,251	$691,816
Investment within short-term investments	187,738	171,130
Investment within other long-term assets	74	148
Total	$1,269,063	$863,094

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2025 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$89,419	$89,427
Due in 1 - 5 years	98,311	98,311
Due in greater than 5 years	75	74
Total	$187,805	$187,812

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

The following tables summarize the unrealized gain and loss positions related to the available-for-sale investments (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$500,259	$-	$-	$500,259
Certificates of deposit	154,489	-	-	154,489
U.S. treasuries and government agency bonds	33,241	8	-	33,249
Auction-rate securities backed by student-loan notes	75	-	(1)	74
Total	$688,064	$8	$(1)	$688,071

	December 31, 2024
	Amortized Cost	Unrealized Losses	Fair Value
Money market funds	$11,867	$-	$11,867
Certificates of deposit	164,418	-	164,418
Corporate debt securities	6,779	(67)	6,712
Auction-rate securities backed by student-loan notes	150	(2)	148
Total	$183,214	$(69)	$183,145

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for greater than 12 months (in thousands):

	September 30, 2025
	Greater than 12 Months
	Fair Value	Unrealized Losses
Auction-rate securities backed by student-loan notes	$74	$(1)
Total	$74	$(1)

	December 31, 2024
	Greater than 12 Months
	Fair Value	Unrealized Losses
Corporate debt securities	$6,712	$(67)
Auction-rate securities backed by student-loan notes	148	(2)
Total	$6,860	$(69)

An impairment exists when the fair value of an investment is less than its amortized cost basis. As of September 30, 2025 and December 31, 2024, the Company did not consider the impairment of its investments to be a result of credit losses. The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. When evaluating a debt security for impairment, management reviews factors such as the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis, the extent to which the fair value of the security is less than its cost, the financial condition of the issuer and the credit quality of the investment.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the amounts reported on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$1,081,251	$691,816
Restricted cash included in other long-term assets	142	125
Total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$1,081,393	$691,941

10. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●	Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$500,259	$500,259	$-	$-
Certificates of deposit	154,489	-	154,489	-
U.S. treasuries and government agency bonds	33,249	-	33,249	-
Auction-rate securities backed by student-loan notes	74	-	-	74
Mutual funds and money market funds under deferred compensation plan	70,994	70,994	-	-
Total	$759,065	$571,253	$187,738	$74

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$11,867	$11,867	$-	$-
Certificates of deposit	164,418	-	164,418	-
Corporate debt securities	6,712	-	6,712	-
Auction-rate securities backed by student-loan notes	148	-	-	148
Mutual funds and money market funds under deferred compensation plan	65,337	65,337	-	-
Total	$248,482	$77,204	$171,130	$148

Redemptions and changes in the fair value of the auction-rate securities classified as Level 3 assets were not material for the periods presented.

11. DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2025	2024
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$30,911	$27,249
Fair value of mutual funds and money market funds	70,994	65,337
Total	$101,905	$92,586

Deferred compensation plan assets reported in:
Other long-term assets	$101,905	$92,586

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$3,656	$2,323
Other long-term liabilities	98,926	93,653
Total	$102,582	$95,976

12. OTHER INCOME, NET

The components of other income, net, were as follows (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$8,338	$6,805	$20,078	$20,349
Amortization of discount on available-for-sale securities	1,009	6,644	3,894	16,684
Gain on deferred compensation plan investments	3,793	3,894	8,023	9,180
Charitable commitments	(3,194)	(6,400)	(4,094)	(18,550)
Other	446	(665)	(158)	(333)
Total	$10,392	$10,278	$27,743	$27,330

13. INCOME TAXES

The income tax provision or benefit for interim periods is generally determined using an estimate of the Company’s annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The budget reconciliation bill H.R.1 (“H.R.1 Act”) signed into law on July 4, 2025 makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act and makes modifications to the existing tax framework. The modifications that primarily impact the Company for the current year are the immediate expensing of domestic R&D and 100% bonus depreciation. The Company’s tax provision for the three and nine months ended September 30, 2025 includes the estimated impact of the H.R.1 Act.

The income tax expense for the three months ended September 30, 2025 was $27.3 million, or 13.3% of pre-tax income. The income tax expense for the nine months ended September 30, 2025 was $110.7 million, or 19.9% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to the effect of U.S. federal tax law changes enacted during the quarter, income generated by the Company’s subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits. The lower effective tax rates relative to the federal statutory rate were partially offset by the U.S. impact of foreign earnings and non-deductible stock-based compensation.

The income tax expense for the three months ended September 30, 2024 was $29.9 million, or 17.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2024 was $66.0 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain foreign subsidiaries of the Company, and excess tax benefits from stock-based compensation. The lower effective tax rates relative to the federal statutory rate were partially offset by the U.S. impact of foreign earnings.

In January 2025, the Organization for Economic Co-operation and Development (“OECD”) released new Administrative Guidance on the application of the Global Anti-Base Erosion (“GLoBE”) Model Rules. The Company will continue to evaluate the impact of this release and of other future guidance on the Company’s future global tax provision.

In December 2023, the Bermuda Corporate Income Tax Act of 2023 (the “Bermuda CIT Act”) was enacted and signed into law. The Bermuda CIT Act includes a 15% corporate income tax applicable to Bermuda businesses that are multinational enterprises with annual revenue of €750M or more beginning in 2025. As the Company did not realize material taxable income in Bermuda in the three and nine months ended September 30, 2025, no material changes to income tax expense related to the Bermuda CIT Act have been recorded as of September 30, 2025.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Unrealized
	Losses on	Foreign Currency
	Available-for-Sale	Translation
	Securities	Adjustments	Total
Balance as of January 1, 2025	$(790)	$(47,721)	$(48,511)
Other comprehensive income before reclassifications	43	5,139	5,182
Amounts reclassified from accumulated other comprehensive income	5	-	5
Net current period other comprehensive income	48	5,139	5,187
Balance as of March 31, 2025	(742)	(42,582)	(43,324)
Other comprehensive income (loss) before reclassifications	(1)	19,634	19,633
Net current period other comprehensive income (loss)	(1)	19,634	19,633
Balance as of June 30, 2025	(743)	(22,948)	(23,691)
Other comprehensive income before reclassifications	86	919	1,005
Tax effect	(17)	-	(17)
Net current period other comprehensive income	69	919	988
Balance as of September 30, 2025	$(674)	$(22,029)	$(22,703)

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

15. STOCKHOLDERS’ EQUITY

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends (in thousands, except per-share amounts) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividend declared per share	$1.56	$1.25	$4.68	$3.75
Total amount	$74,731	$60,974	$224,130	$182,680

As of September 30, 2025 and December 31, 2024, accrued cash dividends totaled $74.7 million and $59.8 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees after the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of September 30, 2025 and December 31, 2024, accrued dividend equivalents totaled $8.6 million and $5.8 million, respectively.

Stock Repurchase Programs

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million of its common stock, which was fully utilized as of December 31, 2024. In February 2025, the Board of Directors approved another stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company repurchased 2,000 and 6,000 shares of its common stock for an aggregate purchase price of $2.1 million and $5.5 million during the three months ended September 30, 2025 and 2024, respectively. The Company repurchased 6,000 and 19,000 shares of its common stock for an aggregate purchase price of $4.7 million and $14.2 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $495.3 million remained available for future repurchases under the program.

Stock repurchased under the program may be made through open market repurchases, privately negotiated transactions, or other structures, in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of any repurchased common stock will be determined by the Company’s management based on its evaluation of market conditions, legal requirements, share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares, and may be suspended, modified, or discontinued at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plans to grow revenue in a diversified way across regions and increase revenue through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs, export controls and retaliatory measures on the semiconductor industry and our business;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, automotive, enterprise data, communications, consumer, and industrial end markets;

•	estimates of our future liquidity requirements and the sufficiency of our cash, cash equivalents and short-term investments to operate our business;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	the business outlook for the remainder of 2025 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations, including the H.R.1 Act signed into law on July 4, 2025, on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents; and

•	the factors that differentiate us from our competitors.

These forward-looking statements generally are identified by the words “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” and similar expressions. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, global economic uncertainties, including tariffs, export controls and retaliatory measures, and geopolitical tensions on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 91% and 94% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and 93% of our total revenue for each of the nine months ended September 30, 2025 and 2024.

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

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, including demand for our products, economic conditions and other current and future events, such as macroeconomic factors, global economic uncertainties, geopolitical tensions and global tariffs, export controls and retaliatory measures and announcements regarding same. Actual results could differ from these estimates and assumptions, and any such differences may be material to our condensed consolidated financial statements.

There have been no material changes during the nine months ended September 30, 2025 to our critical accounting estimates from the information provided in the “Critical Accounting Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(In thousands, except percentages)
Revenue	$737,176	100.0%	$620,119	100.0%	$2,039,304	100.0%	$1,585,435	100.0%
Cost of revenue	330,948	44.9	276,676	44.6	913,830	44.8	708,973	44.7
Gross profit	406,228	55.1	343,443	55.4	1,125,474	55.2	876,462	55.3
Operating expenses:
Research and development	98,173	13.3	85,051	13.7	286,666	14.1	238,986	15.1
Selling, general and administrative	112,872	15.3	94,364	15.2	310,108	15.2	261,425	16.5
Total operating expenses	211,045	28.6	179,415	28.9	596,774	29.3	500,411	31.6
Operating income	195,183	26.5	164,028	26.5	528,700	25.9	376,051	23.7
Other income, net	10,392	1.4	10,278	1.6	27,743	1.4	27,330	1.7
Income before income taxes	205,575	27.9	174,306	28.1	556,443	27.3	403,381	25.4
Income tax expense	27,301	3.7	29,876	4.8	110,652	5.4	66,044	4.1
Net income	$178,274	24.2%	$144,430	23.3%	$445,791	21.9%	$337,337	21.3%

Revenue

The following table summarizes our revenue by end market:

	Three Months Ended September 30,				Nine Months Ended September 30,
End Market	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
	(In thousands, except percentages)
Storage and Computing	$186,572	25.3%	$143,993	23.2%	$570,403	28.0%	$365,069	23.0%
Enterprise Data	191,482	26.0	184,459	29.7	468,370	23.0	521,397	32.9
Automotive	151,540	20.6	111,344	18.0	441,576	21.7	285,629	18.0
Communications	79,868	10.8	71,884	11.6	225,322	11.1	162,095	10.2
Consumer	72,399	9.8	64,401	10.4	189,009	9.2	144,704	9.1
Industrial	55,315	7.5	44,038	7.1	144,624	7.0	106,541	6.8
Total	$737,176	100.0%	$620,119	100.0%	$2,039,304	100.0%	$1,585,435	100.0%

Revenue for the three months ended September 30, 2025 was $737.2 million, an increase of $117.1 million, or 18.9%, from $620.1 million for the three months ended September 30, 2024. The increase in revenue was primarily due to higher shipment volume.

For the three months ended September 30, 2025, revenue from the storage and computing market increased $42.6 million, or 29.6%, from the same period in 2024. This increase was primarily due to higher sales of power solutions for storage applications. Revenue from the enterprise data market increased $7.0 million, or 3.8%, from the same period in 2024. Revenue from the automotive market increased $40.2 million, or 36.1%, from the same period in 2024. This increase was primarily due to higher sales of applications supporting advanced driver assistance systems, infotainment, and motion control. Revenue from the communications market increased $8.0 million, or 11.1%, from the same period in 2024. Revenue from the consumer market increased $8.0 million, or 12.4%, from the same period in 2024. Revenue from the industrial market increased $11.3 million, or 25.6%, from the same period in 2024.

Revenue for the nine months ended September 30, 2025 was $2,039.3 million, an increase of $453.9 million, or 28.6%, from $1,585.4 million for the nine months ended September 30, 2024. The increase in revenue was primarily due to higher shipment volume.

For the nine months ended September 30, 2025, revenue from the storage and computing market increased $205.3 million, or 56.2%, from the same period in 2024. This increase was primarily due to higher sales of power solutions for storage applications, notebooks and graphics cards. Revenue from the automotive market increased $155.9 million, or 54.6%, from the same period in 2024. This increase was primarily due to higher sales of applications supporting advanced driver assistance systems and infotainment. Revenue from the enterprise data market decreased $53.0 million, or 10.2%, from the same period in 2024. Revenue from the communications market increased $63.2 million, or 39.0%, from the same period in 2024. This increase was primarily driven by higher sales of power solutions for optical modules and routers. Revenue from the consumer market increased $44.3 million, or 30.6%, from the same period in 2024. This increase was primarily driven by higher sales of products for home appliances and gaming solutions. Revenue from the industrial market increased $38.1 million, or 35.7%, from the same period in 2024.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
Cost of revenue	$330,948	$276,676	$913,830	$708,973
As a percentage of revenue	44.9%	44.6%	44.8%	44.7%
Gross profit	$406,228	$343,443	$1,125,474	$876,462
Gross margin	55.1%	55.4%	55.2%	55.3%

Cost of revenue was $330.9 million, or 44.9% of revenue, for the three months ended September 30, 2025, and $276.7 million, or 44.6% of revenue, for the three months ended September 30, 2024. The $54.3 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.1% for the three months ended September 30, 2025, compared with 55.4% for the three months ended September 30, 2024. The decrease in gross margin was mainly driven by product mix.

Cost of revenue was $913.8 million, or 44.8% of revenue, for the nine months ended September 30, 2025, and $709.0 million, or 44.7% of revenue, for the nine months ended September 30, 2024. The $204.9 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.2% for the nine months ended September 30, 2025, compared with 55.3% for the nine months ended September 30, 2024. The decrease in gross margin was mainly driven by product mix, partially offset by a decrease in inventory write-downs as a percentage of revenue.

Research and Development

R&D expenses primarily consist of cash compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
R&D expenses	$98,173	$85,051	$286,666	$238,986
As a percentage of revenue	13.3%	13.7%	14.1%	15.1%

R&D expenses were $98.2 million, or 13.3% of revenue, for the three months ended September 30, 2025, and $85.1 million, or 13.7% of revenue, for the three months ended September 30, 2024. The $13.1 million increase in R&D expenses was primarily due to an $8.9 million increase in cash compensation and benefits, a $1.2 million increase in stock-based compensation and related expenses, and a $1.1 million increase in laboratory and other supplies.

R&D expenses were $286.7 million, or 14.1% of revenue, for the nine months ended September 30, 2025, and $239.0 million, or 15.1% of revenue, for the nine months ended September 30, 2024. The $47.7 million increase in R&D expenses was primarily due to a $29.0 million increase in cash compensation and benefits, a $6.3 million increase in new product development expenses, and a $4.1 million increase in laboratory and other supplies.

Selling, General and Administrative

SG&A expenses primarily include cash compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third party service fees and legal expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
SG&A expenses	$112,872	$94,364	$310,108	$261,425
As a percentage of revenue	15.3%	15.2%	15.2%	16.5%

SG&A expenses were $112.9 million, or 15.3% of revenue, for the three months ended September 30, 2025, and $94.4 million, or 15.2% of revenue, for the three months ended September 30, 2024. The $18.5 million increase in SG&A expenses was primarily driven by an $8.3 million increase in cash compensation and benefits, and a $7.0 million increase in stock-based compensation and related expenses.

SG&A expenses were $310.1 million, or 15.2% of revenue, for the nine months ended September 30, 2025, and $261.4 million, or 16.5% of revenue, for the nine months ended September 30, 2024. The $48.7 million increase in SG&A expenses was primarily driven by a $24.1 million increase in cash compensation and benefits, and a $15.8 million increase in stock-based compensation and related expenses.

Other Income, Net

Other income, net, was $10.4 million for the three months ended September 30, 2025, compared with $10.3 million for the three months ended September 30, 2024. Other income, net, was $27.7 million for the nine months ended September 30, 2025, compared with $27.3 million for the nine months ended September 30, 2024.

Income Tax Expense

The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if our estimated tax rate changes, a cumulative adjustment is made.

The budget reconciliation bill H.R.1 (“H.R.1 Act”) signed into law on July 4, 2025 makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act and makes modifications to the existing tax framework. The modifications that primarily impact us for the current year are the immediate expensing of domestic R&D and 100% bonus depreciation. Our tax provision for the three and nine months ended September 30, 2025 includes the estimated impact of the H.R.1 Act.

The income tax expense for the three months ended September 30, 2025 was $27.3 million, or 13.3% of pre-tax income. The income tax expense for the nine months ended September 30, 2025 was $110.7 million, or 19.9% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to the effect of U.S. federal tax law changes enacted during the quarter, income generated by our subsidiaries in lower tax jurisdictions, foreign tax credits, and U.S. R&D credits. The lower effective tax rates relative to the federal statutory rate were partially offset by the U.S. impact of foreign earnings and non-deductible stock-based compensation.

The income tax expense for the three months ended September 30, 2024 was $29.9 million, or 17.1% of pre-tax income. The income tax expense for the nine months ended September 30, 2024 was $66.0 million, or 16.4% of pre-tax income. The effective tax rates were lower than the federal statutory rate of 21% primarily due to lower statutory tax rates at certain of our foreign subsidiaries, and excess tax benefits from stock-based compensation. The lower effective tax rates relative to the federal statutory rate were partially offset by the U.S. impact of foreign earnings.

In January 2025, the OECD released new Administrative Guidance on the application of the GLoBE Model Rules. We will continue to evaluate the impact of this release and of other future guidance on our future global tax provision.

In December 2023, the Bermuda CIT Act was enacted and signed into law. See Note 13 to our unaudited condensed consolidated financial statements for further details.

Liquidity and Capital Resources

	September 30,	December 31,
	2025	2024
	(In thousands, except percentages)
Cash and cash equivalents	$1,081,251	$691,816
Short-term investments	188,233	171,130
Total cash, cash equivalents and short-term investments	$1,269,484	$862,946
Percentage of total assets	30.2%	23.9%

Total current assets	$2,112,745	$1,565,053
Total current liabilities	(442,804)	(294,567)
Working capital	$1,669,941	$1,270,486

As of September 30, 2025, we had cash and cash equivalents of $1,081.3 million and short-term investments of $188.2 million, compared with cash and cash equivalents of $691.8 million and short-term investments of $171.1 million as of December 31, 2024. As of September 30, 2025, $871.0 million of cash and cash equivalents and $154.5 million of short-term investments were held by our foreign subsidiaries. For the nine months ended September 30, 2025, we repatriated $275 million of cash from certain of our foreign subsidiaries to the U.S. with minimal tax impact. We may repatriate additional cash from certain of our foreign subsidiaries in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$733,292	$620,729
Net cash used in investing activities	(145,718)	(296,128)
Net cash used in financing activities	(208,567)	(186,853)
Effect of change in exchange rates	10,445	1,552
Net increase in cash, cash equivalents and restricted cash	$389,452	$139,300

For the nine months ended September 30, 2025, the $112.6 million increase in net cash provided by operating activities compared to the same period in 2024 was primarily due to increased accounts receivable collections, partially offset by increased inventory purchases.

For the nine months ended September 30, 2025, the $150.4 million decrease in net cash used in investing activities compared to the same period in 2024 was primarily due to a decrease of $545.9 million in purchases of investments, partially offset by a decrease of $395.2 million in sales of investments.

For the nine months ended September 30, 2025, the $21.7 million increase in net cash used in financing activities compared to the same period in 2024 was primarily due to an increase of $31.2 million in dividend and dividend equivalent payments, partially offset by a decrease in repurchases of common stock.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding same, and other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,269.5 million as of September 30, 2025, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.

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

In May 2022, we entered into a long-term supply agreement in order to secure manufacturing production capacity for silicon wafers over a four-year period. As of September 30, 2025, we had remaining prepayments under this agreement of $60.0 million reported in other current assets on the Condensed Consolidated Balance Sheets.

As of September 30, 2025, total estimated future unconditional purchase commitments to all suppliers and other parties, net of the $60.0 million prepayment, were $499.3 million, of which $443.2 million was due within a year.

Operating Leases

Operating lease obligations represent the undiscounted remaining lease payments primarily for our leased facilities. As of September 30, 2025, these obligations totaled $18.9 million, of which $3.8 million was short-term.

Capital Return to Stockholders

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 6,000 shares of our common stock for an aggregate purchase price of $4.7 million during the nine months ended September 30, 2025. As of September 30, 2025, $495.3 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of September 30, 2025, accrued cash dividends totaled $74.7 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include payments for deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2025, these obligations totaled $102.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2024.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information, we do not believe that a material loss from known matters is probable as of September 30, 2025.

On February 4, 2025, a purported class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.) (the “Securities Action”) and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business. We believe the lawsuit is meritless and intend to defend against it vigorously. Related to the Securities Action, two shareholder derivative suits were also filed, against current – and one former – director, and certain executives, alleging breaches of their fiduciary duties. The shareholder derivative suits have been consolidated under the caption Miller v. Hsing, et al., No. 25-cv-527 (W.D. Wash.), filed on March 26, 2025 (the “Derivative Litigation”). The Securities Action and Derivative Litigation seek unspecified amounts of damages and/or attorneys’ fees and other relief. The Derivative Litigation is stayed pending developments in the Securities Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 2,000 and 6,000 shares of our common stock for an aggregate purchase price of $2.1 million and $4.7 million during the three and nine months ended September 30, 2025.

The following table represents details of our stock repurchase transactions during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
July 1, 2025 – July 31, 2025	1		$732.97	1		$496,669
August 1, 2025 – August 31, 2025	1		$827.71	1		$496,008
September 1, 2025 – September 30, 2025	-	(a)	$871.40	-	(a)	$495,349
Total	2		$804.98	2

(a)	Represents less than one thousand shares.

Stock repurchases under the program may be made through open market repurchases, privately negotiated transactions, or other structures, in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of shares of any repurchased common stock will be determined by our management based on the evaluation of market conditions, legal requirements, stock price, and other factors. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2025:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Victor K. Lee, Director	August 25, 2025	Through August 31, 2026	Up to 2,000
Michael Hsing, President, Chief Executive Officer and Director	August 28, 2025	Through August 31, 2026	Up to 100,000

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2025:

Name and Title	Termination Date	Original Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	August 5, 2025	Through February 27, 2026	Up to 160,000	39,999

During the three months ended September 30, 2025, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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

Dated: November 5, 2025
	By:	/s/ T. Bernie Blegen
T. Bernie Blegen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)