Form 10-K
period 2025-12-31
MONOLITHIC POWER SYSTEMS INC
filed 2026-02-27
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
(Address of principal executive offices)(Zip Code)(1)

(561) 839-3999

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2025, was $ 24.7 billion (2).

There were 49,118,000 shares of the registrant’s common stock issued and outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

(1)	We have operations in multiple locations in the U.S., Europe and Asia and have not identified a single location as the Company’s headquarters. We are including this address to comply with the Securities and Exchange Commission’s requirements.
(2)

Excludes 14,146,000 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% (“affiliates”) of the common stock outstanding at June 30, 2025. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly controls, is controlled by or is under common control with the registrant.

Explanatory Note

Restatement of Previously Issued Consolidated Financial Statements

On February 26, 2026, the Audit Committee of the Board of Directors of Monolithic Power Systems, Inc. (the “Company”), after discussion with senior management and the Company’s independent registered public accountants, determined that the Company’s previously issued audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 3, 2025, and each of the Company’s previously issued unaudited condensed consolidated financial statements included in its quarterly reports on Form 10-Q for each of the quarterly periods in 2025 (each a “Previous Filing” and collectively “Previous Filings”), should no longer be relied upon due to the impact of an unintentional error.

The required restatement was discovered in connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company engaged third-party tax service providers in connection with the original determination of the accounting for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. Nevertheless, the Company concluded that in the prior year it had not appropriately accounted for the deferred income taxes associated with the tax incentive. The restatement results in a decrease to income tax benefit, net and net deferred income taxes by $194.6 million in the consolidated financial statements as of and for the year ended December 31, 2024.

This Annual Report on Form 10-K includes restated Consolidated Financial Statements as of and for the years ended December 31, 2024. In addition, the Company has restated its unaudited quarterly Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Stockholders’ Equity for each of the quarters in the year ended December 31, 2025.

Comparative amounts in 2025 presented in the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2026, June 30, 2026 and September 30, 2026 will be changed retrospectively to reflect the restatement. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in future filings with the Securities and Exchange Commission (as applicable), and not on any Previous Filings, earnings releases or similar communications relating to the restated periods.

Refer to Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 17, Restatement of Previously Issued Condensed Consolidated Financial Statements (unaudited) in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.

Items Restated in this Form 10-K

Part II, Item 8. Financial Statements and Supplementary Data has been restated, as appropriate, to correct the error noted above.

MONOLITHIC POWER SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plans to increase revenue in a diversified way across regions and through the introduction of new products within our existing product families, as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•

the effects of macroeconomic factors, global economic uncertainties, current and potential global conflicts and global tariffs, export controls and retaliatory measures on the semiconductor industry and our business;

•	the effect of changes in laws or economic policies in China or the U.S.;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets;

•	estimates of our future liquidity requirements and the sufficiency of our cash, cash equivalents and short-term investments to operate our business;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	our business outlook for 2026 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations, including the H.R.1 Act signed into law on July 4, 2025, on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our ability to fulfill our customers’ evolving needs, enter new market segments and obtain design wins;

•	our ability to forecast demand accurately and align inventory levels accordingly;

•	our ability to develop and leverage process technologies as key strategic components of our future growth;

•	our expectation to capitalize on the length of product life cycles to reduce manufacturing intensity and related emissions;

•	our ability to recruit and retain application and design engineering personnel;

•	our expectation to continue devoting significant resources to research and development including related increased expenses;

•	our ability to engage additional supply chain partners to support future growth and to leverage a diversified and resilient supply chain to reduce exposure to trade- and tariff-related risks;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents;

•	the factors that differentiate us from our competitors;

•	our ability to timely and adequately remediate our material weakness; and

•	our restatement of prior financial statements, which may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

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

Unless stated otherwise or the context otherwise requires, references to the terms “Monolithic Power Systems,” “MPS,” “Registrant,” the “Company,” “we,” “us,” or “our” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business

General

Monolithic Power Systems, Inc. is a fabless global company that provides high-performance, semiconductor-based power electronics solutions. Incorporated in 1997, our three core strengths include deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions found in storage and computing, enterprise data, automotive, industrial, communications and consumer applications. Our mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future. We believe that we differentiate ourselves by offering solutions that are more highly integrated, smaller in size, more energy-efficient, more accurate and more reliable with respect to performance specifications and, consequently, more cost-effective than many competing solutions. We plan to continue to introduce new products within our existing product families, as well as new, innovative products that expand our market.

We have over 4,500 employees worldwide, with various locations in Asia, Europe and the U.S.

Industry and Product Overview

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

We focus on the market for high performance analog and mixed-signal solutions. High performance products generally are differentiated by functionality and performance factors, which include integration of higher levels of functionality into a single chip or module, greater precision, better power efficiency and density, higher speed, and lower heat and noise. There are several key factors that distinguish the analog and mixed-signal IC markets from digital IC markets. These factors include longer product life cycles, numerous market segments, technology that is difficult to replicate, relative complexity of design and process technologies, importance of experienced design engineers, lower capital requirements and diversity of end markets. We have targeted product and market areas that we believe allow us to operate at above-average growth over the long term compared to the semiconductor industry as a whole.

End Markets and Applications

We design and develop our products for the storage and computing, enterprise data, automotive, communications, consumer, and industrial end markets. Storage and computing was our largest end market in 2025, closely followed by enterprise data. The following table is a summary of the various key end market applications for our products, and those markets’ contribution as a percentage of our total revenue for the periods presented:

		Percentage of Total Revenue
End Markets	Applications	2025	2024	2023
Storage and Computing	Memory, storage solutions, notebooks, and graphics cards	26.3%	22.7%	27.0%
Enterprise Data	Cloud-based and on-premises CPU servers and workstations, and artificial intelligence (“AI”) systems	25.2%	32.5%	17.7%
Automotive	Advanced driver assistance systems, infotainment, USB connectors, body electronics, motion control, and lighting systems	21.2%	18.8%	21.7%
Communications	Network infrastructure, satellite communications, optical modules, switches, and other wireless solutions	11.1%	10.2%	11.3%
Consumer	Home appliances, gaming, smart TVs, lighting, monitors, and stereos	9.1%	9.1%	12.9%
Industrial	Power sources, industrial meters, security, and other industrial equipment	7.1%	6.7%	9.4%

Product Families

Our proprietary process and packaging technologies enable us to design and deliver smaller, single-chip power management solutions. These technologies simplify the design process and are applicable across a wide range of analog applications within the storage and computing, enterprise data, automotive, communications, consumer, and industrial end markets.

Our key product families include, but are not limited to, the Direct Current (“DC”) to DC, Alternating Current (“AC”) to DC, driver metal-oxide-semiconductor field-effect transistor, power management IC, current limit switch and lighting control products.

Our product families are differentiated from those of our competitors with respect to their high degree of integration and strong levels of accuracy, power efficiency, quality and longevity, making them cost-effective and more sustainable relative to many competing solutions. For example, DC to DC solutions are used to convert and control voltages within a broad range of electronic systems, such as cloud-based and on-premises CPU servers and workstations, AI systems, memory, storage solutions, notebooks, infotainment, power sources, home appliances, network infrastructure and satellite communications. We believe our DC to DC products are differentiated in the market, particularly with respect to their high degree of integration, high voltage operation, high load current, high switching speed, small footprint, and high energy efficiency. These features are important to our customers as they are designed to result in fewer components that need to be produced and consumed, a smaller form factor, more accurate regulation of voltages, lower power consumption and, ultimately, lower system cost, increased reliability and lower carbon emissions through the elimination of many discrete components and power devices.

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

Once we secure our product positioning through our technical sales and applications engineering efforts, we then sell our products to end customers primarily through third-party distributors and value-added resellers. Our third-party distributors are subject to distribution agreements with us, which allow the distributors to sell our products to end customers and other resellers. Our resellers may second source other products and provide other services to customers.

In 2025, three distributors accounted for 26%, 18% and 10% of our total revenue. In 2024, two distributors accounted for 31% and 20% of our total revenue. In 2023, three distributors accounted for 26%, 19% and 10% of our total revenue. No other direct customers accounted for more than 10% of our full-year, total revenue in any of the periods presented.

Current distribution agreements with several of our major distributors provide that each of them has the non-exclusive right to sell and shall use its best efforts to promote and develop our products in various markets. These agreements provide that payment for purchases from us will generally occur within 30 to 90 days from the date of invoice. In addition, we allow for limited stock rotation in certain agreements.

Because our worldwide sales are primarily billed and payable in U.S. dollars, the reporting of our sales is not subject to fluctuating currency exchange rates. However, because a majority of our revenue is attributable to sales to customers in Asia, increases in the relative value of the dollar may create pricing pressures for our products. Our revenue from sales to customers in Asia was 92%, 94% and 87% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Because orders in backlog may be subject to cancellation or postponement, and backlog at any particular date is not necessarily representative of actual sales for any succeeding period, we believe that our backlog may not necessarily be a reliable indicator of future revenue.

Typical supply chain lead times for orders are generally 16 to 26 weeks. We often build inventory in advance based on our forecast of future customer orders. This subjects us to certain risks, most notably the possibility that sales will not meet our forecast, which could lead to inventories in excess of demand. If excess inventory exists, it may be necessary for us to sell it at a substantial discount, take a significant write-down or dispose of it altogether, any of which would negatively affect our profit margins. In addition, in response to market conditions, we may slow the rate of manufacturing our products, which could result in insufficient inventory levels and reduced sales if we underestimate the demand for our products.

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

Our research and development efforts are generally targeted at three areas: systems architecture, circuit design and implementation, and process and packaging technologies. In the area of systems architecture, we are exploring new ways of solving our customers’ system design challenges and are investing in the development of systems expertise in new markets and applications that align well with our core capabilities. In the area of circuit design and implementation, our initiatives include expanding our portfolio of products and adding new features to our products. In the area of process and packaging technologies, we are investing in research and development resources to provide leading-edge analog power processes for our next generation of ICs, as well as innovative packaging technologies for integrated solutions. We believe process technologies are key strategic components to our future growth.

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

In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable and to protect our manufacturing process technologies by maintaining those process technologies as trade secrets. As of December 31, 2025, we had 2,231 patents/applications issued or pending, of which 654 patents have been issued in the U.S. Our issued patents are scheduled to expire at various times through December 2045. Our patents are material to our business, but we do not rely on any one particular patent for our success. We also rely on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology, know-how and processes. We also seek to register certain of our trademarks as we deem appropriate. We have not registered any of our copyrights and do not believe registration of copyrights is material to our business. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future technology or products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps we take are adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S. Our failure to adequately protect our proprietary technologies could materially harm our business.

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

Manufacturing

We utilize a fabless business model, working with third parties to manufacture, assemble and test our ICs. This fabless approach allows us to focus our engineering and design resources on our strengths and to reduce our fixed costs and capital expenditures. In contrast to many fabless semiconductor companies, which utilize standard process technologies and design rules established by their foundry partners, we have developed our own proprietary process and packaging technologies and collaborate with our foundry partners to install our technologies on equipment in their facilities for use on our behalf. This close collaboration and control over the manufacturing process have historically resulted in favorable yields and product performance for our ICs.

We maintain a diversified and adaptable supply chain. We currently contract with several suppliers to manufacture our wafers in foundries located in China, Taiwan, South Korea and Singapore. Once our silicon wafers have been produced, they are shipped to facilities in China, Taiwan, Singapore, Malaysia and South Korea that we and our partners utilize for wafer sort, which is a testing process performed to identify non-functioning dies. Our semiconductor products are then assembled and packaged by independent subcontractors in China, Taiwan, Malaysia and South Korea. The assembled ICs are then sent for final testing to facilities in China, Taiwan, Singapore, Malaysia and South Korea that we and our partners utilize prior to shipping to our customers.

The manufacturing facilities we utilize in Asia enable us to benefit from shorter manufacturing cycle times and lower labor and overhead costs. We have expanded our product testing capabilities in these facilities and are able to take advantage of the rich pool of local engineering talent to expand our manufacturing support and engineering operations. In addition, diversifying our manufacturing footprint across multiple countries helps mitigate operational risks and enhances our ability to adapt and maintain continuity.

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

We expect continued competition from existing competitors as well as competition from new entrants into the semiconductor market. We believe that we are competitive in the markets in which we sell because our ICs and solutions are typically smaller in size, are highly integrated with lower energy consumption, and achieve higher performance specifications than most of our competitors. However, there is no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing competitors or new companies entering our markets. In addition, there has historically been a high level of consolidation in the semiconductor industry. If these or future acquisitions are successful, competition may intensify, as our competitors add resources with which to compete against us.

We operate in the cyclical semiconductor industry. While we are subject to industry downturns, we have targeted product and market areas that we believe allow us to operate at above average industry performance levels over the long term.

Government Regulations

We are subject to international, federal and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations and research and development. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws.

We and our supply chain, including the end products which contain our products, are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we, our supply chain or the providers of such end products, have operations or otherwise do business. Government regulations and import/export controls can be complex and are subject to change in the future, in some cases unexpectedly, and accordingly, we are unable to assess the possible effect on our business and financial results of compliance with future requirements. Our efforts to comply with these government regulations could have material impacts on our capital expenditures, operating expenses, revenue, margins, resource allocation, operations, competitive position, or financial condition, and the magnitude and duration of such impacts are uncertain and difficult to quantify. Refer to “Item 1A. Risk Factors” for further discussion of material risks related to government policies and regulations on environmental laws, international trade policies and restrictions, including tariffs on imports of foreign goods and regulations restricting the export of goods and services between the U.S. and China.

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

As of December 31, 2025, we employed 4,501 employees in various locations in Asia, Europe and the U.S., compared with 4,017 employees as of December 31, 2024. Certain employees are subject to collective bargaining agreements. We have never experienced an employee-based work stoppage or strike.

We strive to maintain a culture that encourages innovation and create a workplace that values a broad range of skill sets and experience, a healthy and safe environment, and professional growth opportunities:

•

We continue to recruit and sponsor talent from a broad candidate pool through various university recruitment programs and partnerships. We provide unconscious bias training to promote an environment of inclusivity. We do not tolerate discrimination of any kind and have policies for reporting concerns or violations.

•

We are an equal-opportunity employer, and we make employment decisions based on merit and business needs. Our total compensation packages are competitive, fair, and structured to encourage employees to invest in our future. We also sponsor a 401(k) retirement savings plan for our U.S. employees with matching employer contributions.

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

•

We support the well-being of our employees. In certain offices, we offer onsite flu and vaccine shot clinics and other annual health checkups and workshops. Our largest facilities have amenities including fitness centers, sport courts and private rooms for nursing. We also offer free exercise classes, strength training and yoga in some of our offices.

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

Information About Executive Officers

Information regarding our executive officers as of February 27, 2026 is as follows:

Name	Age	Position
Michael Hsing	66	President, Chief Executive Officer and Director
Bernie Blegen (1)	68	Executive Vice President, Chief Financial Officer
Deming Xiao	63	Executive Vice President, Global Operations
Maurice Sciammas	66	Executive Vice President, Worldwide Sales and Marketing
Saria Tseng	55	Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary

(1)	Effective immediately following the filing of this Annual Report on Form 10-K, Mr. Blegen will cease to serve as Executive Vice President and Chief Financial Officer. Mr. Rob Dean, our current Corporate Controller, will commence serving as the Interim Chief Financial Officer at that time.

Michael Hsing founded MPS in 1997 and currently serves as our President, Chief Executive Officer, Chairman of the Board of Directors. Prior to founding MPS, Mr. Hsing was a Senior Silicon Technology Developer at several analog IC companies, where he developed and patented key technologies, which set new standards in the Power Electronics industry. In 2004, Mr. Hsing took the company through its IPO. Under his leadership, we are constantly creating cutting-edge products to improve the quality of life with green, easy-to-use systems solutions.

Bernie Blegen currently serves as Executive Vice President and Chief Financial Officer. He has served as our Chief Financial Officer since July 2016 and is responsible for finance, accounting, tax, treasury and investor relations. From August 2011 to March 2016, Mr. Blegen served as our Corporate Controller, and from March 2016 to July 2016, as our interim Chief Financial Officer. Mr. Blegen joined us with more than 25 years of experience in corporate strategy, mergers and acquisitions, tax, finance and accounting in the semiconductor, software and publishing industries. Prior to joining us, Mr. Blegen held a number of executive finance and accounting positions for other publicly traded technology companies, including Xilinx, Inc. and Credence Systems. Mr. Blegen holds a B.A. from the University of California, Santa Barbara.

Deming Xiao currently serves as our Executive Vice President of Global Operations. He served as our President of Asia Operations since January 2008. Since joining us in May 2001, Mr. Xiao held several executive positions, including Foundry Manager and Senior Vice President of Operations. Before joining us, from June 2000 to May 2001, Mr. Xiao was Engineering Account Manager at Chartered Semiconductor Manufacturing, Inc. Prior to that, Mr. Xiao spent 6 years as Manager of Process Integration Engineering at Fairchild Imaging Sensors. Mr. Xiao holds a B.S. in Semiconductor Physics from Sichuan University, Chengdu, China and an M.S.E.E. from Wayne State University.

Maurice Sciammas currently serves as our Executive Vice President of Worldwide Sales and Marketing. Mr. Sciammas joined us in July 1999 and served as Senior Vice President of Worldwide Sales and Marketing until he was appointed to his current position. Before joining us, he was Director of IC Products at Supertex from 1990 to 1999. He has also held positions at Micrel, Inc. He holds a B.S.E.E. degree from San Jose State University.

Saria Tseng currently serves as Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary. She has served as our Vice President, General Counsel and Corporate Secretary since 2004 and additionally as our Vice President, Strategic Corporate Development since 2009. Ms. Tseng joined the Company from MaXXan Systems, Inc., where she was Vice President and General Counsel from 2001 to 2004. Previously, Ms. Tseng was an attorney at Gray Cary Ware & Freidenrich, LLP and Jones, Day, Reavis & Pogue. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China (Taiwan). Ms. Tseng holds Master of Laws degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

Item 1A.	Risk Factors

Our business involves numerous risks and uncertainties, including but not limited to the material risks described below. This section should be read in conjunction with all the other information in this Annual Report on Form 10-K and our other filings with the SEC. If any of these risks materialize from time to time, then our business, reputation, financial condition, operating results, and growth prospects could be materially and adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks, trends and uncertainties may arise that could also harm our business, reputation, financial condition, operating results, and growth prospects.

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

Our revenue and expenses are difficult to predict, have varied significantly in the past, and could fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

•	our dependence on the markets in Asia for our customer base, which may expose us to political, cultural, regulatory, economic, foreign currency and operational risks;

•	inherent risks associated with the operation in China, which could increase product costs or cause a delay in product shipments;

•	changes in general economic conditions in the countries where our products are sold or used, particularly those in China;

•

the impact of extensive Chinese government regulations, reduction or elimination of incentives, and uncertainties with respect to China’s legal system, on us and our manufacturing partners and suppliers;

•	changes in international trade policy, such as tariffs on imports of foreign goods and regulations restricting the export of goods and services, between the U.S. and China or other countries;

•	political and other risks in Taiwan and Hong Kong due to their tense relationships with China;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, including the Renminbi;

•	our reliance on key suppliers in China, which may expose us to political, cultural, regulatory, economic, foreign exchange, operational and capacity shortage risks;

•	our ability to achieve growth rates or financial performance comparable to past years;

•	changes in general demand for electronic products in the end markets that we serve;

•	our ability to accurately forecast sales and expenses due to the nature of our business as a component supplier;

•	our ability to timely develop and introduce new products, and the acceptance of our new products in the marketplace;

•	our dependency on a limited number of customers for a significant portion of our revenue;

•	potential product liability risks due to defects or failures to meet specifications;

•	lengthy sales cycles for our products balanced against the fixed nature of a substantial portion of our expenses;

•	availability of adequate manufacturing capacity from our suppliers, and our ability to increase product sales in spite of capacity challenges;

•	increases in unanticipated costs as a result of increasing manufacturing capacity;

•	our dependency on third-party suppliers for wafer purchases and other key components, and potential increases in prices for such materials due to general capacity shortages;

•	our ability to deliver products on a timely basis despite disruptions in our relationships with assembly and test subcontractors;

•	our ability to manage our inventory levels, including the levels of inventory held by our distributors;

•	increases in manufacturing costs due to commodity price increases;

•	the highly cyclical nature of the semiconductor industry, and increased competition due to industry consolidation;

•	competition from companies with greater financial and technological resources, and customers developing products internally;

•	the impact of system upgrades, cyberattacks or other system security, data protection and privacy breaches on our business operations;

•	our significant investment of resources in research and development that may not result in increased future sales;

•	our ability to realize the anticipated benefits of any business acquisitions and other strategic investments;

•	the impact of new tax laws and interpretations of those laws on our tax provision and tax planning;

•	examination of our income tax returns, which could result in changes in effective tax rates or other adverse outcomes;

•	the complexity of certain accounting areas;

•	risks in connection with our internal control over financial reporting, the identified material weakness and the restatement of our prior financial statements;

•

our failure to comply with various governmental laws and regulations, including anti-corruption laws, export control laws, environmental laws, regulation and reporting standards related to environmental, social and governance (“ESG”);

•	our ability to successfully defend ourselves in legal proceedings and protect our intellectual property, and the significant increase in legal expenses as a result of such proceedings;

•	risks in connection with the use of open source code software;

•	the loss of key personnel and our ability to retain key employees to maintain or upgrade our business systems and maintain internal controls;

•

risks associated with owning our stock, including volatility in our trading price due to our business and financial performance, analyst downgrades, failure to meet our own or analyst expectations, short positions in our common stock, changes to our stock repurchase or dividend program, and dilution from issuance of additional shares; and

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

We derive most of our revenue from customers located in Asia through direct sales or indirect sales under distribution arrangements and value-added reseller agreements with parties located in Asia. As a result, we are subject to significant risks due to this geographic concentration of business and operations. For the year ended December 31, 2025, 92% of our total revenue was from customers in Asia. There are risks inherent in doing business in Asia, and internationally in general, including:

•

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S., and in the countries in which we manufacture or sell our products, and governmental action or restrict our ability to sell to foreign customers where sales of products may require export licenses;

•	trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues;

•	changes in U.S. laws, or the interpretation and enforcement of these laws, regarding investment in China or other countries;

•	fluctuations in the value of the U.S. Dollar relative to other currencies, which could affect the competitiveness of our products;

•	transportation delays and other supply chain issues;

•	changes in tax regulations in China that may impact our tax status in Chengdu, Hangzhou and other regions where we have significant operations;

•	multi-tiered distribution channels that may diminish visibility to end customer pricing and purchasing patterns;

•	international political relationships and acts or threats of war;

•	terrorism and threats of terrorism;

•	adverse weather conditions or other natural disasters that may cause work stoppages and affect our operations in China;

•	work stoppages due to economic, social and political instability;

•	longer accounts receivable collection cycles;

•	currency exchange rate fluctuations impacting intercompany transactions;

•	enforcing contracts; and

•	less effective protection of intellectual property and contractual arrangements.

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

We have manufacturing and testing facilities in China. We face the following risks, among others, with respect to our operations in China:

•	challenges to hire and maintain a qualified workforce;

•	natural disasters such as earthquakes, flooding, severe heatwaves or droughts, which could result in power outages, water restrictions or grid constraints that impact our facilities;

•	challenges to maintain appropriate and acceptable manufacturing controls; and

•	higher than anticipated overhead and other operational costs.

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

Demand for our products is a function of the health of the economies in the U.S., Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions, such as those resulting from global economic uncertainties, changes to trade laws and policies by the U.S. administration, and current and potential global conflicts, or the rate or magnitude of economic recovery worldwide, in our industry, or in the different markets that we serve. We also may not accurately assess the impact of changing market and economic conditions on our business and operations, resulting in excess or insufficient inventory, increased costs, inability to forecast and adverse effects on our financial condition or operating results. These and other economic factors could have a material adverse effect on demand for our products, and on our financial condition and operating results.

In particular, since we have significant operations in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China or in U.S./China relations. The current stagnation in China’s economy has adversely impacted, and could further adversely impact, our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our operating results and financial condition.

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

Any additional regulations or the amendment, or reinterpretation of previously implemented regulations could require us and our manufacturing partners and suppliers to change our business plans, increase our costs, or limit our ability to manufacture or sell products and conduct business activities in China, which could materially and adversely affect our business and operating results.

The Chinese provincial and local governments have also provided, and may continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include cash awards, tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners, suppliers and us. Any of these incentives could be reduced or eliminated by governmental authorities at any time, which could materially and adversely affect our business and operating results.

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

We are subject to U.S. laws and regulations that could limit or restrict the export of some of our products, supplies and services and may restrict our transactions with certain customers, business partners and other individuals, including, in certain cases, dealings with or between us and our employees and subsidiaries. In certain circumstances, export controls and economic sanctions may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations has not materially limited our operations or our sales, but could in the future, which would materially and adversely affect our business and results of operations. We maintain an export compliance program, but our compliance controls could be circumvented, exposing us to legal liabilities, sanctions and restrictions on our business. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the past, they could do so in the future, which would materially and adversely affect our business and results of operations. In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit or restrict the export of some of our products and services may also encourage our customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations. Furthermore, our customers’ end products and systems that incorporate our components could be subject to export laws, trade policies and other sales restrictions, which could indirectly affect our business, financial conditions and results of operations. For example, the increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting the sales of AI technologies or products. Any of such regulatory restrictions could, in turn, impact the sales of our products supporting AI applications. We are also subject to U.S. laws restricting or prohibiting investments in certain countries, that may harm our ability to purchase from, invest in, or collaborate with, companies in those countries and could subject us to fines, penalties or other enforcement action.

There have been several rounds of U.S. tariffs on Chinese goods that have taken effect in the past few years, as well as additional tariffs imposed by the U.S. administration in 2025, some of which prompted, and could prompt additional, retaliatory Chinese tariffs on U.S. goods. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition, as well as our business and financial results. If these tariffs continue or additional tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China and the U.S.

Additionally, the imposition of tariffs is dependent upon the classification of goods under the U.S. Harmonized Tariff System (“HTS”) and the country of origin of the goods. Determination of the HTS and the origin of the goods is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that our assessment will be consistent with that of the U.S. government. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, our ability to sell products in the U.S. may be restricted or eliminated, we may be required to change our suppliers or supply routes and we may incur substantial additional costs or potential penalties.

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

A significant portion of our manufacturing, testing, assembly and packaging capacity comes from suppliers in China, which exposes us to political, cultural, regulatory, economic, foreign exchange, operational risks and capacity shortage risks.

A significant portion of our manufacturing, testing, assembly and packaging capacity comes from key suppliers located in China. As a result, we are subject to significant political, regulatory, tax, economic, foreign exchange, and operational risks due to this geographic concentration in our business. Although we have made significant progress in diversifying capacity outside of China, there is no guarantee that our progress is sufficient or will be sufficient to mitigate these risks. Furthermore, we cannot guarantee that our new manufacturing, testing, assembly and packaging partners will not be costlier than our legacy partners in China. In addition, as we pivot our manufacturing, testing, assembly and packaging capacity concentration from China to another region, we will be subject to the risks of doing business in that particular region. If we decide to further diversify our capacity, it could be costly due to lost pricing benefits from production volume, as well as the time and cost to qualify new partners. Furthermore, there is no guarantee that the quality of the products from new suppliers will be acceptable to us, or that these suppliers will be able to meet our demand.

Risks Associated with Product Demand and Sales

We may not achieve growth rates or financial performance comparable to past years.

In the past, our revenue increased significantly in certain years due to increased sales of certain of our products. We are subject to numerous risks and factors that could cause a decrease in our growth rates, or a decline in revenue compared to past periods, including increased competition, loss of, or reductions in demand or the growth rate of demand from, certain of our customers, unfavorable changes in our operations, changing technologies and customer requirements and demand, reduced global electronics demand, a deterioration in market conditions including as a result of the global economic uncertainties and tariffs, end customer market downturns, market acceptance and penetration of our current and future products, and litigation. A decrease in our rate of growth, or a decline in revenue, could materially and adversely affect our business and results of operations.

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

Due to the nature of our business as a component and solution supplier, we may have difficulty both in accurately predicting our future revenue and appropriately managing our expenses.

Because we provide components and solutions for end products and systems, demand for our products is influenced by our customers’ end product demand. As a result, we may have difficulty in accurately forecasting our revenue and expenses. Our expenses and revenue depend on the timing, size, and speed of commercial introductions of end products and systems that incorporate our products, all of which are inherently difficult to forecast, as well as the ongoing demand for previously introduced end products and systems. In addition, demand for our products is influenced by our customers’ ability to manage their inventory. Our sales to distributors are also subject to higher volatility because they service demand from multiple levels of the supply chain which, in itself, is inherently difficult to forecast. All of these factors continue to be exacerbated by the adverse effects of macroeconomic factors, including inflation, increased interest rates, decreased economic output, fluctuations in currency rates, geopolitical tensions, global tariffs and retaliatory measures and announcements regarding the same. If our customers reduce their orders from us, do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers may vary significantly or decline on a quarterly basis, and we may have difficulty forecasting our expenses and inventory levels, which could reduce our revenue or revenue opportunities, result in inventory write-offs, and adversely affect our financial condition and results of operations.

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

The success of a new product depends on our ability to achieve design wins with key distributors and end customers, as well as our ability to accurately forecast long-term market demand and future technological developments, as well as on a variety of other factors, including:

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

We market our products either through distribution arrangements and value-added resellers, or through our direct sales to customers. A relatively small number of distributors account for a significant portion of our revenues. Specifically, our top three customers, all of which are distributors, accounted for an aggregate of 54%, 61% and 55% of our revenue in the years ended December 31, 2025, 2024 and 2023, respectively. Concentration in a small number of distributors increases our exposure to their credit profiles, inventory practices, covenant constraints, and strategic priorities, any of which can amplify order volatility or returns. If we lose a major customer or a major customer changes their products or technologies or chooses to purchase our competitors’ products such that they decrease, or eliminate the amount of our products they purchase, and we are not able to replace such customers with additional orders from other customers, this could result in a material adverse impact on our financial condition and results of operations. Significant deterioration in the liquidity or financial condition of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our financial condition and operating results. While we could partner with other distributors or value-added resellers to replace any of our customers, the change in business partners could interrupt our operations, require us to identify and qualify new partners, and have a materially adverse impact on our business, financial condition and results of operations.

Moreover, we believe a high percentage of our products are eventually sold to a number of original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”). Although we communicate with OEMs and ODMs to achieve “design wins,” which are decisions by OEMs and ODMs to incorporate our products, we do not have purchase commitments from these customers. Therefore, there can be no assurance that the OEMs and ODMs will continue to incorporate our ICs into their products, even if we may have secured a design win with them. OEM and ODM technical specifications and requirements can change rapidly, and we may not have products that fit new specifications from an end customer for whom we have had previous design wins. We cannot be certain that we will continue to achieve design wins from large OEMs and ODMs, or that the OEMs and ODMs will be successful in selling products that incorporate our ICs.

Furthermore, we may not be able to maintain or increase sales to our key direct or indirect customers for other reasons, including:

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors, including, in some cases, suppliers with a broader array of products than we offer, that may affect our customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	our customers may be subject to investigations and litigation that could result in injunctive or other relief that negatively impacts sales of their products, which in turn would result in a decrease in demand for our products; and

•	our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which could result in lower sales of our products or a decrease in growth of sales of our products, and increase their negotiating leverage with us.

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

Our customers generally establish demanding specifications for quality, performance, energy efficiency and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereto, or changes in the materials used in the manufacturing processes may cause our products to fail. From time to time, we have experienced product quality, performance or reliability problems. Our standard warranty period is generally one or two years, which exposes us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience a loss of revenue and/or customers, increased costs, including warranty expense and costs associated with customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results.

In addition, product liability claims may be asserted by our customers. Although we currently have insurance, there can be no assurance that we have obtained sufficient insurance coverage or that asserted claims will be within the scope of coverage. Our insurance providers could deny or challenge these claims, and as a result, reimbursement to us is not guaranteed or could be delayed. If coverage is denied, we may not have sufficient resources to pay for these claims. Furthermore, we may experience a significant increase in premiums and therefore decide to self-insure, which may not meet the expectations or requirements of certain customers, and could result in significant costs to us. All of these factors could have a material and adverse impact on our business, financial condition and results of operations.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our products.

The introduction of new products presents significant business challenges because product development plans and expenditures may be made up to two years or more in advance of any sales. It generally takes us up to 12 months or more for us to design and manufacture a new product prototype. Only after we have a prototype do we introduce the product to the market and begin selling efforts in an attempt to achieve design wins. This sales process requires us to expend significant sales and marketing resources without any assurance of success. Volume production of products that use our ICs, if any, may not be achieved for an additional period of time after an initial sale. Sales cycles for our products are lengthy for a number of reasons, including:

•	our products must be designed to operate with and into our customers’ products or systems, which usually includes an in-depth technical evaluation of our products by our customers before they place a purchase order;

•	delays attributable to the development of our customers’ products; and

•	delays attributable to commercial adoption by our end customers upon the initial release of our products in order for our customers to evaluate product performance and consumer demand.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. The lengthy sales cycles of our products also make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders, particularly as our customers are exposed to economic risks in connection with global economic uncertainty and political tensions, including tariffs, or move to another supplier, in whole or in part, as well as the risks inherent in introducing new products or entering new markets. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or purchase order changes occur, we could lose anticipated sales. Furthermore, if our customers cancel orders after we submit a committed forecast to our suppliers, we may be required to purchase supplies or materials that we are unable to resell or utilize in our other products, which could adversely affect our financial condition, results of operations and cash flows.

Risks Associated with Supply and Manufacturing

Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.

Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by their available capacity, particularly capacity in the geometries we require, at the facilities in which they manufacture wafers for us. This lack of capacity has at times constrained our product sales and revenue growth. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. Such concessions can include long‑term capacity reservations, prepayments, take‑or‑pay terms, or tool funding, which may increase working capital needs and reduce flexibility across product cycles. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenues and our gross margin may materially decline in the future. In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our revenue and results of operations.

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

We anticipate that future growth of our business will require increased manufacturing capacity from our third-party supply foundries, assembly shops, and testing facilities. In order to facilitate such growth, we may need to enter into strategic transactions, investments and other activities, with both our current suppliers and new suppliers. The need for additional manufacturing, assembly and testing involves numerous risks, including:

•	the costs associated with such increased capacity, including requirements to make long-term purchase commitments including upfront cash deposits to our suppliers;

•	the availability of modern foundries to be developed, acquired, leased or otherwise made available to us or our third-party suppliers;

•	the ability of foundries and our third-party suppliers to obtain the advanced equipment used in the production of our products;

•	delays in identifying and negotiating agreements with new foundries and suppliers; and

•	environmental, engineering or manufacturing qualification problems relating to existing or new foundry facilities, including delays in qualification of new foundries by our customers.

These and other risks may affect the ultimate cost and timing of any expansion of our third-party supplier capacity. If our manufacturing costs increase, including as a result of inflationary pressure and global tariffs, or we experience supply constraints, we may be required to raise the prices of our products to remain profitable, which could result in a loss of customers or a decline in orders from customers. If we are unable to increase or maintain our manufacturing capacity, we may be unable to meet demand, which would harm our revenue and results of operations and may result in a loss of customers as they seek supply from other sources.

We currently depend on third-party suppliers to provide us with wafers and other key components for our products. If any of our suppliers are acquired, become insolvent or capacity constrained, or are otherwise unable to provide us with sufficient wafers and other key components at acceptable yields or at anticipated costs, our revenue and gross margin may decline or we may not be able to fulfill our customer orders.

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

We do not have direct control over product delivery schedules or product quality because all of our products are assembled by third-party subcontractors and a portion of our testing is currently performed by third-party subcontractors. Also, due to the amount of time typically required to qualify assembly and test subcontractors, we could experience delays in the shipment of our products if we were forced to find alternate third parties to assemble or test our products. In addition, current and potential global conflicts and supply chain disruptions may materially impact our assembly or testing suppliers’ ability to operate. Any future product delivery delays or disruptions in our relationships with our subcontractors could have a material adverse effect on our financial condition, results of operations and cash flows.

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial position.

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers. Some of our customers and distributors may nevertheless cancel orders as a result of economic conditions, their own specific business challenges or for other reasons. In the event that our predictions are inaccurate due to unexpected increases in orders or unavailability of products within the timeframe that is required, we may have insufficient inventory to meet our customers’ demands. In addition, a negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet our customer demands resulting in potential lost revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, injunctions due to patent litigation, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods as the excess inventory at our distributors is sold. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

The price and availability of commodities used in our products, such as gold, copper and silicon, may adversely impact our ability to deliver our products in a timely and cost-effective manner, and may adversely affect our business and results of operations.

We work with our engineers and suppliers to continuously seek opportunities to reduce our product costs. However, the price and availability of these commodities is beyond our control. A significant increase in pricing or a decrease in the availability of these commodities that we use could negatively impact our business and results of operations.

Risks Associated with Industry Dynamics and Competition

The highly cyclical nature of the semiconductor industry, which has resulted in significant and sometimes prolonged downturns, could materially and adversely affect our financial condition and results of operations.

Historically, the semiconductor industry has been highly cyclical and, at various times, has experienced significant downturns and wide fluctuations in supply and demand. Certain segments of the semiconductor market may experience significant downturns while other segments could be growing. These conditions have caused significant variances in product demand and production capacity, as well as rapid erosion of average selling prices, which have resulted, and could in the future result, in lower demand for our products, downward pressure on the price of our products, and/or increased inventory due to our customers’ delayed production schedule. Because a significant portion of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. Any significant or prolonged downturns, whether in the overall semiconductor industry or in a specific market segment, would have a material adverse effect on our business, financial condition and results of operations.

Industry consolidation may lead to increased competition and may harm our operating results.

The semiconductor industry has a history of consolidation as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or become unable to continue operations unless they find an acquirer or consolidate with another company. In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that semiconductor industry consolidation may result in stronger competitors that are better able to compete as sole-source suppliers of multiple products for customers. This could harm our operating results and could have a material adverse effect on our business, financial condition and results of operations.

We compete against many companies with substantially greater financial and other resources, and our market share may decline if we are unable to respond to our competitors effectively.

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit application and design engineers, introduce new products, and maintain the rate at which we introduce new products. We compete with domestic and foreign semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products, and, in some cases, may have broader product offerings that enable them to more effectively market and sell to customers and engage sales partners. We are in direct and active competition with many manufacturers of varying size and financial strength. The number of our competitors has grown due to the expansion of the market segments in which we participate.

We cannot guarantee that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our markets, which would materially and adversely affect our results of operations and our financial condition.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to competing semiconductor companies. For example, in August 2022, the U.S. enacted the CHIPS Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we are not eligible for such investments. Many of our competitors benefit from these and other investments, which helps increase their production capacities, shorten their lead times and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We may face competition from customers developing products internally.

Our customers generally have substantial technological capabilities and financial resources. Some customers have traditionally used, and continue to use, these resources to develop their own products internally. The prospects for our products in these markets are dependent in part upon our customers’ acceptance of our products as an alternative to their internally developed products. Our future sales prospects also are dependent upon acceptance and qualification of third-party sourcing for products as an alternative to in-house development. Customers may continue to increase their use of internally developed components. They may also decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products, or acquire companies that compete with us. If any of these situations were to occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Cybersecurity risks, data protection or privacy breaches, cyberattacks, systems integration issues and unauthorized use of AI tools could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Threat actors may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns, among other things. Further, as AI capabilities improve, threat actors may quickly develop more sophisticated and convincing attacks. Cybersecurity incidents, attacks and threats are increasingly sophisticated, constantly evolving and originate from many sources globally and often cannot be recognized or understood until the target has already been attacked. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, financial reporting or other critical functions. Despite our efforts to prevent these threats and disruptions to our information technology systems, these systems and those of our third-party providers may be affected by damage or interruption resulting from, among other causes, cybersecurity incidents, attacks, security breaches, power outages, system or operational failures or malware (including ransomware and other programs that operate with malicious intent).

In the ordinary course of business, we store data on our internal systems, network and servers, such as proprietary intellectual property, business and financial information, and confidential data pertaining to our customers, suppliers and business partners. In addition, we also use third-party cloud services. Maintaining security of information on our and third-party networks and the protection features of the solutions and services we use are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect the systems and data. However, these security measures cannot provide absolute security. Although we make significant efforts to maintain the security and integrity of the systems and solutions that we use, any destructive or intrusive breach could compromise our or third-party networks, creating system disruptions or slowdowns, and the information stored on our or third-party networks could be accessed, publicly disclosed, lost or stolen. Remote working arrangements, current and potential global conflicts, and AI-powered cybersecurity threats have also heightened our potential exposure to cyberattacks, which could put the data we store on our internal or third-party systems at risk. If any of these types of cybersecurity incidents, security breaches, or other attacks were to occur and we were unable to protect our data, our reputation and relationships with our business partners and customers could be materially harmed, and we could be exposed to risks of litigation and possible significant liability.

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

While we attempt to restrict the use of third-party and open source AI tools, such as ChatGPT, our employees and consultants may use these tools on an unauthorized basis and our partners may also use these tools. Such use of AI tools poses potential risks relating to intellectual property and data protection, including cybersecurity risks, exposure of our proprietary information to unauthorized recipients, the misuse of our or third-party intellectual property, and the inability to claim ownership of intellectual property rights in outputs of AI tools. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, the results of any such use by us or our partners, and the compliance with such policies and procedures by our workforce.

AI technology may also give rise to significant legal and regulatory liability and risk. Governments around the world have adopted, and may continue to adopt, laws and regulations related to AI, including the European Union’s (“EU”) Artificial Intelligence Act. Federal and state agencies in the U.S. have enacted or are considering enacting new laws and regulations regarding the use of AI, and there are increased investigations and enforcement efforts related to the use of AI technology, all of which could increase our compliance costs and affect our ability to use AI in the development of our products and in our operations. In addition to AI regulations under general consumer protection and privacy laws, legislations specifically aimed at regulating the development, deployment and use of AI have been enacted in several states and have also been proposed at the federal level. Recent Executive Orders have further addressed federal regulation and policies related to AI. These laws, proposed laws, and Executive Orders may create inconsistent and evolving compliance obligations, which may be costly and difficult to resolve. While the current U.S. administration has signaled that AI policy will be a priority, the scope and impact of any such policies cannot yet be determined. Any failure or perceived failure by us to comply with any legal or regulatory requirement could subject us to legal liability, damage our reputation or otherwise adversely affect our business.

Risks Associated with Strategic Investments and Initiatives

Our success depends on our investment of significant resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources in research and development. We expect to continue investing heavily in research and development in the future in order to keep innovating and introducing new products in a timely manner and increase our revenue and profitability. Increased investments in research and development will increase our operating expenses and may divert investment from other areas of our business, which may negatively impact our operating results, and we may not achieve the return on these investments that we anticipate, or be able to reduce such expenses in a timely manner if we experience a downturn in sales. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could experience material adverse effects on our business, financial condition and operating results.

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

As part of our business strategy, from time to time we review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other business opportunities. As a result of completing acquisitions, we could use a significant portion of our available cash, cash equivalents and short-term investments, issue equity securities that would dilute current stockholders’ percentage ownership or incur substantial debt or contingent liabilities. Such actions could impact our financial condition, operating results and the price of our common stock.

In addition, we may be unable to identify or complete prospective acquisitions for various reasons, including competition from other companies or financial investors, the valuation expectations of acquisition candidates and applicable antitrust or other policies, laws or regulations. If we are unable to identify and complete acquisitions, we may not be able to successfully expand our business and product offerings.

If we are unsuccessful in integrating any acquired company or business into our operations, or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. Some of the risks that may adversely affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired companies or businesses;

•	integrating the acquired company’s standards, processes, procedures and controls with our operations;

•	integrating the acquired company’s technology or products into our products or product offerings;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

•	the projected business potential is not realized and as a result, we may be required to take an impairment charge related to goodwill or acquired intangibles that would impact our profitability;

•	difficulties in assessing the fair value of earn-out arrangements;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

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

Risks Associated with Financial Reporting

Our worldwide tax rates, financial position and operating results may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts.

We conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Such corporate structures are subject to complex transfer pricing, permanent establishment challenges and other global and local regulations administered by taxing authorities in various jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including changes in the geographic mix of our earnings and corporate tax rates among jurisdictions, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, expanding our operations in various countries, fluctuations in foreign currency exchange rates, adverse resolution of audits and examinations of previously filed tax returns, and changes in tax laws and regulations. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

The Organization for Economic Co-operation and Development (“OECD”) has created the framework of a global minimum tax of 15% under the Pillar Two framework. Many countries have already implemented or are taking steps to implement Pillar Two. It is under each country’s own discretion to adopt Pillar Two. Many aspects of Pillar Two were effective for tax years 2024 and 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent that the effective tax rate is less than the minimum rate. The impact on our provision for income taxes, net income, and cash flows could be materially impacted by the global minimum tax of 15% in jurisdictions where we have significant business operations.

In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion Model Rules affecting Pillar Two. In June 2025, the Group of Seven agreed to exclude U.S. Multi-National Entities from certain aspects of the global minimum tax (the “G7 Statement”). We will continue to monitor developments of the new Administrative Guidance and the G7 Statement. We cannot predict the timing or manner in which we would adopt the new Administrative Guidance, the G7 Statement, or whether the OECD will release additional guidance in the future. The potential impact could materially and adversely our future global tax provision and results of operations.

In 2024, one of our foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. A deferred tax benefit of $1.1 billion, net of $0.2 billion of deferred tax liability and $0.1 billion of valuation allowance, was recorded in the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive. If the new Administrative Guidance released by the OECD in January 2025 is adopted by the jurisdiction that granted the tax incentive, it may materially impact our global tax provision. We cannot predict the timing and how that foreign jurisdiction would adopt the new Administrative Guidance, or whether the OECD will release additional guidance in the future.

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

The challenging, subjective or complex judgments of certain accounting areas may not be accurate, and could result in restatements of our financial statements.

Certain areas of our accounting, including but not limited to our income tax provision and inventory valuation require a significant amount of management judgment and are complex. We base our management judgements on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, due to the complexity associated with the calculation of our tax provision, including the effects of the enactment of new tax laws, we engage third-party tax advisors to assist us in the calculation. If we or our tax advisors fail to resolve or fully understand certain issues that we may have had in the past and issues that may arise in the future, we could be subject to errors, which, if material, would result in a restatement of our financial statements. Restatements are generally costly and could adversely impact our results of operations, damage our reputation, and/or have a negative impact on the trading price of our common stock. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

The restatement of our 2024 annual financial statements and our 2025 quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As discussed in Notes 2 and 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we restated our audited consolidated financial statements for the fiscal year ended December 31, 2024 and our unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025 after we determined that we had not appropriately accounted for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. As a result of this error and the resulting restatement of our audited consolidated financial statements and unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated accounting and legal fees in connection with or related to the restatement, and are subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. The restatement may adversely affect investor confidence in the accuracy of our financial disclosures, may harm our reputation and our business and could cause our stock price to decline.

We face risks in connection with our internal control over financial reporting and the identified material weakness.

Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reports. If we cannot provide reliable financial reports or prevent fraud or other financial misconduct, our business and operating results could be harmed. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As more fully disclosed in Item 9A. Controls and Procedures of this Annual Report, a material weakness was identified in internal control over financial reporting related to the accounting for deferred income taxes. Due to this finding of a material weakness, we concluded that our internal control over financial reporting was not effective as of December 31, 2024 and December 31, 2025. Until this material weakness is remediated, there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In addition, we may experience delays in satisfying our reporting obligations to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Furthermore, we may in the future identify additional material weaknesses in our internal control over financial reporting, which may impact the reliability of our financial reporting and financial statements. Any of these results could adversely affect our business and the value of our common stock.

Risks Associated with Regulatory Compliance, Intellectual Property Protection and Litigation

We are subject to anti-corruption laws in the jurisdictions in which we operate. Our failure to comply with these laws could result in penalties that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and various anti-corruption laws of other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. While the U.S. administration has suspended the commencement of new investigations and enforcement actions under the FCPA, the FCPA remains in effect and it is uncertain whether enforcement actions and investigations will re-commence or whether the law will be changed or re-interpreted. Moreover, non‑U.S. enforcement authorities may continue investigations or actions irrespective of U.S. policy, resulting in multi‑jurisdictional inquiries, duplicative penalties, or heightened remediation costs. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all the time or protect us against liability under these laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with individuals who may be considered “foreign officials” under the FCPA or other anti-corruption laws, resulting in an elevated risk of potential violations. If we are not in compliance with applicable anti-corruption laws (including local laws), we may be subject to criminal and civil penalties and other remedial measures, including restatements of our financial reports, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation or allegations of any potential violations of anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

Our business is subject to various governmental laws and regulations, and compliance with these regulations may impact our revenue and cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations or obtain government licenses and approvals for our desired international trading activities or technology transfers, we may be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various significant laws and other legal requirements imposed by the U.S. and other countries we conduct business in, including export control laws such as the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade, investments and technology transfers. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively affect our results of operations. We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in many countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products are brought into compliance.

Compliance with environmental laws and regulations could cause disruptions in our business and operations.

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

We are subject to regulatory and reporting standards related to ESG matters, which could increase our expenses.

In recent years, there has been an increase in public awareness and requirements from regulators, investors, customers and other key stakeholders focusing on ESG compliance efforts, including those related to environmental sustainability and social responsibility. For example, California passed several bills that require companies to disclose greenhouse gas emissions data and climate-related financial risks. We are also subject to increasing regulatory and compliance requirements related to labor and human rights within our supply chain, including the responsible sourcing of conflict minerals and the prohibition of conducting business with certain suppliers under the U.S. Uyghur Forced Labor Prevention Act. In addition, many of our customers increasingly include stringent environmental and other compliance requirements in their contracts with us or request significant amounts of data from us for their Scope 3 emissions reporting and supply chain compliance. While we are committed to maintaining strong ESG strategies, practices, policies and disclosures, there can be no assurance that we will be able to achieve our goals, or that our compliance initiatives and efforts will be deemed sufficiently robust by regulators, stockholders, customers and other key stakeholders. The achievement of our goals and initiatives may be impacted by factors that are outside our control. Some of our stakeholders may disagree with our goals and initiatives, and the focus and views of our stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, implement new initiatives, comply with federal, state or international laws and regulations, or meet evolving and varied stakeholder expectations and views, could result in litigation, regulatory action or other legal claims, penalties, injunction or other remedies against us, damage our reputation and materially and adversely affect our business, financial condition and results of operations.

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

Historically, we have incurred significant expenses in connection with various legal proceedings that vary with the level of activity in the proceeding. It is difficult for us to forecast our legal expenses for any given quarter, which adversely affects our ability to forecast our expected results of operations, and the ultimate outcome of such legal proceedings, including any damages we might incur is difficult to predict. We have been, and may continue to be, subject to unanticipated legal proceedings, which would result in us incurring unexpected legal expenses. If we fail to meet the expectations of securities or industry analysts as a result of unexpected changes in our legal expenses or we are found liable for significant damages or other expenses, our stock price and results of operations could be materially and adversely affected.

Future legal proceedings may divert our financial and management resources.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves, and in some circumstances our key customers or suppliers, against infringement claims. Such litigation is very costly. Further, in connection with these legal proceedings, we may be required to post bonds to defend our intellectual property rights in certain countries for an indefinite period of time, until such dispute is resolved. If our legal expenses materially increase or exceed anticipated amounts, our capital resources and financial condition could be adversely affected. If we are not successful in any intellectual property litigation or claims against us, we may have to cease production and sale of certain products, design around such technologies, or pay royalty payments to license technology, any of which could harm our financial condition and our business. Our management team may also be required to devote a great deal of time and effort to these legal proceedings, which could divert management’s attention from focusing on our operations, which could adversely affect our business.

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

From time to time, we are a party to various legal proceedings. If we are not successful in litigation that has been or could be brought against us or our customers, we could be ordered to pay monetary fines and/or damages, including expenses and damages incurred by our customers. If we are found liable for patent infringement, damages could be significant, particularly if our actions are found to be willful. We and/or our customers could also be prevented from selling some or all of our products. Moreover, our customers and end users could decide not to use our products due to the threat of infringement claims, even if unfounded and, if we are found to infringe, our products and our customers’ accounts payable to us could be seized. Finally, interim developments in these proceedings could harm our relationships with our customers and increase the volatility in our stock price as the market assesses the impact of such developments on the likelihood that we will or will not ultimately prevail in these proceedings. Even if resolved favorably, such proceedings can be very expensive and time consuming, and may divert management’s attention from other business operations.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flows.

We use open source software in connection with certain of our products and services, and we intend to continue to use open source software in the future. Some open source software licenses require the source code of derivative works of the open source software be made available to the public and modifications of the open source software be licensed under the same restrictive terms. If we combine our proprietary software with open source software in certain ways, we could, under certain open source licenses, be required to release the source code of our proprietary software, and make our proprietary software available under the same open source licenses, which could harm our business and ability to compete. In the event that potions of our proprietary software are determined to be subject to an open source license, we could be required to release the affected portions of our source code to the public at no cost, re-engineer all or a portion of our software solutions, discontinue the sale of our solutions, or otherwise be limited in the commercial licensing of our solutions, each of which could reduce or eliminate the value of our intellectual property, increase our costs, harm our ability to compete and have a material adverse effect on our business, operating results and financial condition. There is also a risk that open source licenses could be construed by the courts in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our software solutions, which could adversely affect our business, operating results and financial condition.

Risks Associated with Human Capital Management

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could affect our operations or impair our ability to grow our business.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical and managerial personnel. We are particularly dependent on the continued services of our key executives, including Michael Hsing, our President and Chief Executive Officer, who founded our company and developed our proprietary process technology. In addition, personnel with highly skilled analog and mixed-signal design engineering expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel with critical capabilities in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees quickly enough to meet the demands of our business, including design cycles, our business could be harmed. Furthermore, if we lose key personnel, the search for a qualified replacement and the transition could interrupt our operations as the search could take longer than expected and divert management resources, and the newly hired employee could take longer than expected to effectively integrate into the team.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of operations and financial performance, including our ability to accurately forecast future demand for our products;

•	actual or anticipated manufacturing capacity limitations;

•	our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to maintain or increase our gross margins;

•	costs of increasing manufacturing capacity and qualifying additional third-party wafer fabrication facilities;

•	the loss of, or a material reduction in sales to, our key customers, or rumors with respect thereto;

•	investments in sales and marketing resources to enter new markets;

•	commencement of, or developments relating to, litigation;

•	cyberattacks or other system security, data protection and privacy breaches;

•	the inclusion, exclusion or deletion of our common stock from any major trading indices, such as the S&P 500 or NASDAQ 100 Indices;

•	our sale of common stock or other securities in the future;

•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses;

•	our ability to meet or exceed the guidance that we provide to our investors and analysts;

•	the extent to which we continue to execute the stock repurchase program and continue payment of quarterly cash dividends to stockholders;

•	our ability to meet or exceed our investors’ or analysts’ expectations;

•	market reactions to guidance from other semiconductor companies or third-party research groups;

•	market reactions to merger and acquisition activities in the semiconductor industry, and rumors or expectations of further consolidation in the industry;

•	investor perceptions of us and our business strategies;

•	the breadth and liquidity of the market for our common stock;

•	trading activity in our common stock, including short positions;

•	actions by institutional or other large stockholders;

•	changes in the estimation of the future size and growth rate of our markets;

•	introduction of new products by us or our competitors;

•	general economic, industry and market conditions worldwide, including any global economic downturn;

•	developments generally affecting the semiconductor industry or specific segments of the industry in which we compete;

•	terrorist acts or acts of war, including ongoing and potential global conflicts;

•	epidemics and pandemics;

•	developments with respect to intellectual property rights;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	government debt default;

•	changes in corporate tax laws;

•	government policies and regulations on international trade policies and restrictions, including tariffs on imports of foreign goods;

•

export controls, trade and economic sanctions and regulations, and other regulatory or contractual limitations on our ability to sell or develop our products or invest in certain foreign markets, particularly in China;

•	our compliance with regulatory mandates focusing on ESG issues, including climate risks and social initiatives;

•	our performance against the ESG guidelines set by institutional stockholders and customers, and our ability to meet or exceed their expectations; and

•	our ability to timely and adequately remediate our material weakness.

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

There are “short” positions in our common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decreases could encourage further short sales and cause additional declines and volatility in our stock price. The volatility of our stock may cause the value of a stockholder’s investment to decline rapidly. Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business.

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

In addition, we rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster, intentional acts, technical or power outages or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition and results of operations.

Furthermore, worldwide political conditions may create uncertainties that could adversely affect our business. The U.S. and other regions where we conduct business have been and may continue to be affected by conflicts that could, among other things, disrupt our supply chain, and impact customer demands and component prices. For example, the U.S. and other countries have imposed economic sanctions and export control measures on Russia due to the conflict in Ukraine. Although such measures have not significantly affected our business or operations, future developments in this conflict or in other global conflicts could adversely affect our operating results and financial condition.

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

Cybersecurity Governance

As an important part of our risk management processes, cybersecurity is a focus area for our Board and management. Our Nominating and Corporate Governance Committee (the “NCG Committee”), which consists of independent members of the Board of Directors, is responsible for the oversight of risks from cybersecurity threats. The NCG Committee receives quarterly updates from the Cybersecurity Steering Committee. These updates include existing and emerging cybersecurity threats, risks, cybersecurity incident management and key information security initiatives. The NCG Committee also provides updates on our cybersecurity risk management and strategy programs to the Board of Directors on a quarterly basis.

The Cybersecurity Steering Committee includes individuals with an average of over 20 years of prior work experience in various roles involving IT governance and management, cybersecurity, auditing, and compliance. The Cybersecurity Steering Committee actively participates in the cybersecurity risk management and strategy processes as described above, and regularly reports to senior management and the NCG Committee.

Item 2.	Properties

As of December 31, 2025, our owned and leased facilities in the U.S. and other countries that are individually in excess of 10,000 square feet consisted of:

	U.S.	Other Countries	Total
	(In square feet)
Owned facilities	216,000	973,000	1,189,000
Leased facilities	23,000	469,000	492,000
Total facilities	239,000	1,442,000	1,681,000

We also lease other smaller sales and marketing, and research and development offices in Asia, Europe and the U.S. We believe that our existing facilities are suitable for our current operations.

Item 3.	Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information and management assessment, we do not believe that a material loss from known matters is probable as of December 31, 2025.

On February 4, 2025, a class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.) (the “Securities Action”) and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business. We believe the lawsuit is meritless and currently intend to defend against it vigorously. Related to the Securities Action, two shareholder derivative suits were also filed, against current – and one former – director, and certain executives, alleging breaches of their fiduciary duties. The shareholder derivative suits have been consolidated under the caption Miller v. Hsing, et al., No. 25-cv-527 (W.D. Wash.), filed on March 26, 2025 (the “Derivative Litigation”). The Securities Action and Derivative Litigation seek unspecified amounts of damages and/or attorneys’ fees and other relief. The Derivative Litigation is stayed pending developments in the Securities Action.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MPWR”.

Holders of Common Stock

As of February 20, 2026, there were 91 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions on their behalf.

Issuer Purchases of Equity Securities

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased approximately 8,000 shares of our common stock for an aggregate purchase price of $6.6 million during the year ended December 31, 2025.

The following table represents details of our stock repurchase transactions during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
October 1, 2025 – October 31, 2025	1		$1,004.20	1		$494,629
November 1, 2025 – November 30, 2025	-	(a)	$932.64	-	(a)	$494,045
December 1, 2025 – December 31, 2025	1		$952.85	1		$493,366
Total	2		$964.61	2

(a)	Represents less than one thousand shares.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. An investment of $100 is assumed to have been made in our common stock on December 31, 2020, and its performance relative to the performance of the same investment in the two indexes is shown through December 31, 2025, assuming the reinvestment of dividends. Historic stock performance is not indicative of future performance.

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

Discussions of 2023 results and year-to-year comparisons between 2024 and 2023 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

We work with third parties to manufacture, assemble and test our ICs. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 92%, 94% and 87% for the years ended December 31, 2025, 2024 and 2023, respectively. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Macroeconomic Conditions and Regulations

The semiconductor industry is impacted by various macroeconomic challenges including fluctuations in consumer spending, fluctuations in demand for semiconductors, rising inflation, global tariffs and retaliatory measures and announcements regarding the same, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging global macroeconomic conditions and will continue to monitor the potential impact on our operations. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.

We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. For the year ended December 31, 2025 and through the date we filed this Annual Report, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs, trade regulations or retaliatory measures or announcements regarding the same that affect us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, but there can be no assurance we will be successful. We are committed to complying with all applicable trade laws, regulations and other requirements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an on-going basis, including those related to income taxes valuation allowances and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control. These factors include demand for our products, economic conditions and other current and future events, such as macroeconomic factors, global economic uncertainties, current and potential global conflicts and global tariffs, export controls and retaliatory measures and announcements regarding the same. Actual results could differ from these estimates and assumptions, and any such differences may be material to our consolidated financial statements.

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

As of both December 31, 2025 and 2024, we had a valuation allowance of $3.6 billion attributable to management’s determination that it is more likely than not that certain deferred tax assets will not be fully realized. In 2024, one of the Company’s foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. In the event we determine that it is more likely than not that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would increase income in the period such determination is made. Likewise, should it be determined that additional amounts of the net deferred tax assets will not be realized in the future, an adjustment to increase the deferred tax assets valuation allowance will be charged to income in the period such determination is made. For example, a change in forecasted income could impact the expected utilization of our tax incentive and result in an income tax benefit or additional income tax expense in our financial statements in the period such determination is made.

Stock-Based Compensation

For equity awards with performance conditions, we recognize compensation expense when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the projected achievement was revised upward or if the actual results were higher than the projected achievement, additional compensation expense would be recorded for the awards due to the cumulative catch-up adjustment, which would have an adverse impact on our results of operations. Conversely, if the projected achievement was revised downward or if the actual results were lower than the projected achievement, previously accrued compensation expense would be reversed for the awards, which would have a favorable impact on our results of operations. As a result, our stock-based compensation expense is subject to volatility and may fluctuate significantly each quarter due to changes in our probability assessment of achievement of the performance conditions or actual results being different from projections made by management.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements regarding a recently adopted accounting pronouncement and a recent accounting pronouncement not yet adopted as of December 31, 2025.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2025		2024 (As Restated)		2023
	(In thousands, except percentages)
Revenue	$2,790,459	100.0%	$2,207,100	100.0%	$1,821,072	100.0%
Cost of revenue	1,250,718	44.8	986,230	44.7	799,953	43.9
Gross profit	1,539,741	55.2	1,220,870	55.3	1,021,119	56.1
Operating expenses:
Research and development	382,263	13.7	324,748	14.7	263,643	14.5
Selling, general and administrative	428,842	15.4	356,764	16.2	275,740	15.1
Total operating expenses	811,105	29.1	681,512	30.9	539,383	29.6
Operating income	728,636	26.1	539,358	24.4	481,736	26.5
Other income, net	37,580	1.4	33,554	1.6	24,105	1.3
Income before income taxes	766,216	27.5	572,912	26.0	505,841	27.8
Income tax expense (benefit), net	144,733	5.2	(1,019,146)	(46.1)	78,467	4.3
Net income	$621,483	22.3%	$1,592,058	72.1%	$427,374	23.5%

Revenue

The following table summarizes our revenue by end market for the periods presented:

	Year Ended December 31,
End Market	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue
	(In thousands, except percentages)
Storage and Computing	$732,522	26.3%	$501,576	22.7%	$491,139	27.0%
Enterprise Data	701,846	25.2	716,264	32.5	322,980	17.7
Automotive	592,518	21.2	413,973	18.8	394,665	21.7
Communications	309,064	11.1	225,905	10.2	204,911	11.3
Consumer	255,155	9.1	202,015	9.1	234,660	12.9
Industrial	199,354	7.1	147,367	6.7	172,717	9.4
Total	$2,790,459	100.0%	$2,207,100	100.0%	$1,821,072	100.0%

Revenue for the full year ended December 31, 2025 was $2.8 billion, an increase of $583.4 million, or 26.4%, from $2.2 billion for the year ended December 31, 2024. The increase in revenue was primarily due to increases in shipment volume.

By end market, full year 2025 revenue for storage and computing of $732.5 million increased $230.9 million, or 46.0%, from the same period in 2024. This increase was primarily driven by increased sales of power solutions for memory, storage, notebooks and graphic cards. Revenue from the enterprise data market decreased $14.4 million, or 2.0%, from the same period in 2024. Full year 2025 automotive revenue of $592.5 million increased $178.5 million, or 43.1%, from the same period in 2024. This increase was broad-based and primarily driven by increased sales of our highly integrated applications supporting advanced driver assistance systems and infotainment. Communications revenue of $309.1 million increased $83.2 million, or 36.8%, from the same period in 2024 due to higher sales of power solutions for optical modules and routers. Full year 2025 consumer revenue of $255.2 million increased $53.2 million, or 26.3%, from the same period in 2024. This increase was a result of higher sales of products for home appliances and gaming. Revenue of $199.4 million from the industrial market increased $52.0 million, or 35.3%, from the same period in 2024 due to higher sales for power sources and instrumentation applications.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Cost of revenue	$1,250,718	$986,230	$799,953
As a percentage of revenue	44.8%	44.7%	43.9%
Gross profit	$1,539,741	$1,220,870	$1,021,119
Gross margin	55.2%	55.3%	56.1%

Cost of revenue was $1,250.7 million, or 44.8% of revenue, for the year ended December 31, 2025, and $986.2 million, or 44.7% of revenue, for the year ended December 31, 2024. The $264.5 million increase in cost of revenue was primarily driven by higher shipment volume.

Gross margin was 55.2% for the year ended December 31, 2025, compared with 55.3% for the year ended December 31, 2024. The decrease in gross margin was mainly driven by higher warranty expenses as a percentage of revenue, partially offset by lower inventory write-downs as a percentage of revenue.

Research and Development (“R&D”)

R&D expenses primarily consist of cash-based compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facility costs.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
R&D expenses	$382,263	$324,748	$263,643
As a percentage of revenue	13.7%	14.7%	14.5%

R&D expenses were $382.3 million, or 13.7% of revenue, for the year ended December 31, 2025, and $324.7 million, or 14.7% of revenue, for the year ended December 31, 2024. The $57.6 million increase in R&D expenses was primarily due to a $30.1 million increase in cash-based compensation and benefits, a $9.1 million increase in new product development expenses, a $5.8 million increase in laboratory and other supplies, and a $4.1 million increase in stock-based compensation and related payroll taxes.

Selling, General and Administrative (“SG&A”)

SG&A expenses primarily include cash-based compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third-party service fees and legal expenses.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
SG&A expenses	$428,842	$356,764	$275,740
As a percentage of revenue	15.4%	16.2%	15.1%

SG&A expenses were $428.8 million, or 15.4% of revenue, for the year ended December 31, 2025, and $356.8 million, or 16.2% of revenue, for the year ended December 31, 2024. The $72.0 million increase in SG&A expenses was primarily driven by a $37.3 million increase in cash-based compensation and benefits, and a $23.8 million increase in stock-based compensation and related payroll taxes.

Other Income, Net

Other income, net, was $37.6 million for the year ended December 31, 2025, compared with $33.6 million for the year ended December 31, 2024.

Income Tax Expense (Benefit), Net

The budget reconciliation bill H.R.1 (“H.R.1 Act”) signed into law on July 4, 2025, makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act and makes modifications to the existing tax framework. The primary impact for the current year is the immediate tax expensing of prior year unamortized and current year domestic R&D expenses and accelerated depreciation in the year ended December 31, 2025. Our tax provision for the year ended December 31, 2025 includes the estimated impact of the H.R.1 Act.

The income tax expense for the year ended December 31, 2025 was $144.7 million, or 18.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to income generated by our subsidiaries in lower tax jurisdictions and research tax credits. The lower effective tax rate relative to the federal statutory rate was partially offset by the U.S. taxation of foreign earnings and non-deductible stock-based compensation.

The income tax benefit for the year ended December 31, 2024 was $1.0 billion, or 177.9% of pre-tax income. The effective tax rate was lower than the federal statutory rate of 21% primarily due to tax benefits associated with a ten-year tax incentive. In 2024, one of our foreign subsidiaries was granted a ten-year tax incentive, beginning in 2025. A deferred tax benefit of $1.1 billion, net of $0.2 billion of deferred tax liability and $0.1 billion of valuation allowance, was recorded during the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive. Furthermore, the effective tax rate for the year ended December 31, 2024 benefited from lower statutory tax rates at certain of our foreign subsidiaries. The effective tax rate was partially offset by the inclusion of the global intangible low-taxed income (“GILTI”) tax, the addition of a valuation allowance against foreign tax assets, and excess tax benefits from stock-based compensation.

In December 2024, we completed an intercompany transaction that resulted in one of our foreign subsidiaries recording a step up in the tax basis of intangible assets of $23.2 billion. This resulted in a deferred tax difference between the U.S. GAAP basis and local tax basis of the specified intangibles. We do not expect to realize the deferred tax asset for U.S. GAAP purposes; therefore, we have recorded a full valuation allowance of $23.2 billion as of December 31, 2024 which remains the same as of December 31, 2025.

In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion Model Rules. We will continue to evaluate the impact of this release and of other future guidance on our future global tax provision.

Liquidity and Capital Resources

	December 31,
	2025	2024 (As Restated)
	(In thousands, except percentages)
Cash and cash equivalents	$1,099,302	$691,816
Short-term investments	157,243	171,130
Total cash, cash equivalents and short-term investments	$1,256,545	$862,946
Percentage of total assets	30.0%	24.5%

Total current assets	$2,183,802	$1,565,053
Total current liabilities	(369,365)	(294,567)
Working capital	$1,814,437	$1,270,486

As of December 31, 2025, we had cash and cash equivalents of $1.1 billion and short-term investments of $157.2 million, compared with cash and cash equivalents of $691.8 million and short-term investments of $171.1 million as of December 31, 2024. As of December 31, 2025, $672.9 million of cash and cash equivalents and $157.2 million of short-term investments were held by our foreign subsidiaries. For the years ended December 31, 2025 and 2024, we repatriated $275 million and $642 million, respectively, of cash from certain of our foreign subsidiaries to the U.S. with immaterial tax impact. The proceeds are primarily used to fund our stock repurchase program, dividend program and ongoing business operations. We may repatriate additional cash from certain of our foreign subsidiaries in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$838,202	$788,410	$638,213
Net cash provided by (used in) investing activities	(157,269)	223,047	(178,726)
Net cash used in financing activities	(285,863)	(872,227)	(183,725)
Effect of change in exchange rates	12,510	(8,470)	(3,310)
Net increase in cash, cash equivalents and restricted cash	$407,580	$130,760	$272,452

For the year ended December 31, 2025, the $49.8 million increase in net cash provided by operating activities compared to the prior period was primarily due to increased accounts receivable collections, partially offset by increased inventory purchases and other changes in working capital.

For the year ended December 31, 2025, the $380.3 million decrease in net cash provided by investing activities compared to the prior period was primarily due to $403.3 million in lower net sales of investments.

For the year ended December 31, 2025, the $586.4 million decrease in net cash used in financing activities compared to the prior period was primarily due to a $628.6 million decrease in stock repurchases, partially offset by a $44.2 million increase in dividends and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding the same, and many other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1.3 billion as of December 31, 2025, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

As of December 31, 2025, total estimated future unconditional purchase commitments to all suppliers and other parties were $442.2 million, of which $389.8 million was due within a year.

Capital Return to Stockholders

In February 2025, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased approximately 8,000 shares of our common stock for an aggregate purchase price of $6.6 million during the year ended December 31, 2025. As of December 31, 2025, $493.4 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of December 31, 2025, accrued dividends totaled $76.0 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

In February 2026, our Board of Directors approved an increase in the quarterly cash dividend from $1.56 per share to $2.00 per share, which amount will be paid on April 15, 2026 to all stockholders of record as of the close of business on March 31, 2026.

Other Long-Term Obligations

Other long-term obligations primarily include deferred compensation plan liabilities and accrued dividend equivalents. As of December 31, 2025, these obligations totaled $107.9 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by management and approved by the Audit Committee of the Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. Based on our investment positions as of December 31, 2025, the impact of changes in interest rates on our interest income was immaterial.

Investments in debt securities are classified as available-for-sale, which are reported at fair value with the unrealized gains or losses being included in accumulated other comprehensive loss on the Consolidated Balance Sheets. When the fair value of an investment is below its amortized cost basis, unrealized losses due to changes in interest rates (i.e., non-credit loss factors) are not recognized in our results of operations unless we have the intent to sell the securities, or it is more likely than not that we will be required to sell the securities before recovery of the entire amortized cost basis. Based on our investment positions as of December 31, 2025, there was no impact of changes in interest rates on the fair value of our investments. Any losses resulting from such interest rate changes would only be realized if we sold the investments prior to maturity.

We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our worldwide sales are primarily denominated in U.S. dollars. Accordingly, the reporting of our sales is not subject to foreign currency rate changes. The functional currency of our offshore non-sales operations is generally the local currency, primarily the Renminbi, the New Taiwan Dollar and the Euro. We incur foreign currency exchange gains or losses related to certain transactions, including intercompany transactions between the U.S. and our foreign subsidiaries, that are denominated in a currency other than the functional currency. Gains or losses from the remeasurement and settlement of the balances are reported in other income, net, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations for the periods presented.

Item 8.	Financial Statements and Supplementary Data

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monolithic Power Systems, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an adverse opinion thereon.

Restatement of 2024 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct a misstatement.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Income Taxes – Realizability of foreign tax incentive

Description of the Matter

As discussed in Note 13 to the financial statements, in 2024 the Company was granted a tax incentive with a ten-year life by a foreign jurisdiction, eligible to be utilized beginning in 2025. This tax incentive is recognized as a deferred tax asset of $1.1 billion, net of $0.2 billion of deferred tax liability and $0.1 billion valuation allowance to reduce the carrying value of the deferred tax asset to the amount management believes it is more likely than not to realize.

Auditing the realizability of the deferred tax asset for the foreign tax incentive was complex as the assessment process includes forecasting future sources of taxable income, scheduling the use of the tax incentive, which involves subjective assumptions, and the amounts involved are material to the financial statements as a whole.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monolithic Power Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monolithic Power Systems, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Monolithic Power Systems, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness was identified in controls related to the Company’s review of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated February 27, 2026, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 27, 2026

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2025	2024 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,099,302	$691,816
Short-term investments	157,243	171,130
Accounts receivable, net	255,626	172,518
Inventories	564,649	419,611
Other current assets	106,982	109,978
Total current assets	2,183,802	1,565,053
Property and equipment, net	627,689	494,945
Acquisition-related intangible assets, net	8,790	9,938
Goodwill	25,944	25,944
Deferred tax assets, net	1,182,883	1,225,565
Other long-term assets	165,091	194,377
Total assets	$4,194,199	$3,515,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,272	$102,526
Accrued compensation and related benefits	85,963	63,918
Other accrued liabilities	145,130	128,123
Total current liabilities	369,365	294,567
Income tax liabilities	75,022	65,193
Deferred tax liabilities	90,480	93,367
Other long-term liabilities	127,835	111,570
Total liabilities	662,702	564,697
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 48,709 and 47,823, respectively	936,998	706,817
Retained earnings	2,609,651	2,292,819
Accumulated other comprehensive loss	(15,152)	(48,511)
Total stockholders’ equity	3,531,497	2,951,125
Total liabilities and stockholders’ equity	$4,194,199	$3,515,822

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024 (As Restated)	2023
Revenue	$2,790,459	$2,207,100	$1,821,072
Cost of revenue	1,250,718	986,230	799,953
Gross profit	1,539,741	1,220,870	1,021,119
Operating expenses:
Research and development	382,263	324,748	263,643
Selling, general and administrative	428,842	356,764	275,740
Total operating expenses	811,105	681,512	539,383
Operating income	728,636	539,358	481,736
Other income, net	37,580	33,554	24,105
Income before income taxes	766,216	572,912	505,841
Income tax expense (benefit), net	144,733	(1,019,146)	78,467
Net income	$621,483	$1,592,058	$427,374

Net income per share:
Basic	$12.94	$32.76	$8.98
Diluted	$12.86	$32.60	$8.76
Weighted-average shares outstanding:
Basic	48,035	48,599	47,610
Diluted	48,309	48,835	48,771

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024 (As Restated)	2023
Net income	$621,483	$1,592,058	$427,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33,576	(22,843)	(9,528)
Change in unrealized gains and losses on available-for-sale securities, net of tax of $285, $(153) and $1,352, respectively	(217)	1,394	5,543
Other comprehensive income (loss), net of tax	33,359	(21,449)	(3,985)
Comprehensive income	$654,842	$1,570,609	$423,389

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2023	47,107	$975,276	$716,403	$(23,077)	$1,668,602
Net income	-	-	427,374	-	427,374
Other comprehensive loss	-	-	-	(3,985)	(3,985)
Dividends and dividend equivalents declared ($4.00 per share)	-	-	(196,713)	-	(196,713)
Common stock issued	928	8,686	-	-	8,686
Repurchases of common stock	(7)	(3,741)	-	-	(3,741)
Stock-based compensation expense	-	149,716	-	-	149,716
Balance as of December 31, 2023	48,028	1,129,937	947,064	(27,062)	2,049,939
Net income (As Restated)	-	-	1,592,058	-	1,592,058
Other comprehensive loss	-	-	-	(21,449)	(21,449)
Dividends and dividend equivalents declared ($5.00 per share)	-	-	(246,303)	-	(246,303)
Common stock issued	796	8,727	-	-	8,727
Repurchases of common stock	(1,001)	(637,478)	-	-	(637,478)
Stock-based compensation expense	-	205,631	-	-	205,631
Balance as of December 31, 2024 (As Restated)	47,823	706,817	2,292,819	(48,511)	2,951,125
Net income	-	-	621,483	-	621,483
Other comprehensive income	-	-	-	33,359	33,359
Dividends and dividend equivalents declared ($6.24 per share)	-	-	(304,651)	-	(304,651)
Common stock issued	894	9,220	-	-	9,220
Repurchases of common stock	(8)	(6,483)	-	-	(6,483)
Stock-based compensation expense	-	227,444	-	-	227,444
Balance as of December 31, 2025	48,709	$936,998	$2,609,651	$(15,152)	$3,531,497

See accompanying notes to consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024 (As Restated)	2023
Cash flows from operating activities:
Net income	$621,483	$1,592,058	$427,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,513	36,430	40,168
Amortization of discount on available-for-sale securities	(4,103)	(20,145)	(5,277)
Gain on deferred compensation plan investments	(10,033)	(9,400)	(8,505)
Deferred taxes, net	39,694	(1,108,269)	5,865
Stock-based compensation expense	227,491	205,640	149,711
Other	(737)	28	(1,447)
Changes in operating assets and liabilities:
Accounts receivable	(83,066)	7,325	2,884
Inventories	(145,077)	(35,215)	63,583
Other assets	60,119	54,544	(24,310)
Accounts payable	41,239	23,169	4,797
Accrued compensation and related benefits	19,827	8,743	(31,187)
Income tax liabilities	1,994	13,226	(308)
Other accrued liabilities	16,858	20,276	14,865
Net cash provided by operating activities	838,202	788,410	638,213
Cash flows from investing activities:
Purchases of property and equipment	(172,013)	(146,118)	(57,578)
Purchases of intangible assets	(2,928)	(18,175)	-
Purchases of investments	(397,429)	(1,082,706)	(582,603)
Maturities and sales of investments	419,578	1,508,135	468,308
Cash paid for acquisition, net of cash acquired	-	(33,283)	-
Contributions to deferred compensation plan	(4,477)	(4,806)	(6,853)
Net cash provided by (used in) investing activities	(157,269)	223,047	(178,726)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,600)	(4,087)	(2,826)
Proceeds from common stock issued	9,220	8,727	8,686
Repurchases of common stock	(7,686)	(636,244)	(3,741)
Dividends and dividend equivalents paid	(284,797)	(240,623)	(185,844)
Net cash used in financing activities	(285,863)	(872,227)	(183,725)
Effect of change in exchange rates	12,510	(8,470)	(3,310)
Net increase in cash, cash equivalents and restricted cash	407,580	130,760	272,452
Cash, cash equivalents and restricted cash, beginning of period	691,941	561,181	288,729
Cash, cash equivalents and restricted cash, end of period	$1,099,521	$691,941	$561,181
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,099,302	$691,816	$527,843
Restricted cash included in other current assets	-	-	33,204
Restricted cash included in other long-term assets	219	125	134
Total cash, cash equivalents, and restricted cash	$1,099,521	$691,941	$561,181
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$95,061	$79,562	$85,128
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$14,521	$22,292	$1,784
Liability accrued for dividends and dividend equivalents	$80,588	$63,409	$53,213

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to income tax valuation allowances and stock-based compensation. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s consolidated financial statements.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency, with the exception of certain subsidiaries that invoice revenues in U.S. Dollars. Some subsidiaries are located in China, Taiwan and Europe, which utilize the Renminbi, the New Taiwan Dollar and the Euro as their currencies, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the end of the period. Revenue and costs are translated using average exchange rates for the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.

In addition, the Company incurs foreign currency exchange gains or losses related to certain transactions, including intercompany transactions, that are denominated in a currency other than the functional currency. Foreign currency exchange gains and losses in connection with the remeasurement and settlement of the balances were reported in other income, net, on the Consolidated Statements of Operations and were not material in any of the periods presented.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value, the Company considers the principal or most advantageous market in which the Company would transact, as well as assumptions that market participants would use when pricing the assets or liabilities. Fair value is estimated by applying the fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. See Note 5 for additional information on the fair value of the Company’s financial instruments.

Inventory Valuation

Inventories are valued at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and estimated net realizable value. The Company writes down excess and obsolete inventories based on their age and forecasted demand, which includes estimates taking into consideration the Company’s revenue forecast, outlook on market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand, and such a difference may have a material effect on recorded inventory values. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

The liabilities for compensation deferred under the plan are recorded at fair value as of the end of each reporting period. Changes in the fair value of the liabilities are included in cost of revenue and operating expenses on the Consolidated Statements of Operations. The Company manages the risk of changes in the fair value of the liabilities by electing to match the liabilities with investments in corporate-owned life insurance policies, mutual funds and money market funds that offset a substantial portion of the exposure. The investments are recorded at the cash surrender value of the corporate-owned life insurance policies, and at the fair value of the mutual funds and money market funds. Changes in the cash surrender value of the corporate-owned life insurance policies and the fair value of mutual fund and money market fund investments are included in other income, net, on the Consolidated Statements of Operations. The following table summarizes the deferred compensation plan balances on the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$31,612	$27,249
Fair value of mutual funds and money market funds	75,484	65,337
Total	$107,096	$92,586

Deferred compensation plan assets reported in:
Other long-term assets	$107,096	$92,586

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$3,707	$2,323
Other long-term liabilities	103,954	93,653
Total	$107,661	$95,976

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. See Note 3 for further discussion.

R&D

Costs incurred in R&D are expensed as incurred.

Product Warranty Reserve and Rework

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. The Company accrues for warranty and rework costs upon evaluation of customer specific claims. Historically, the Company’s warranty obligations and rework costs associated with product-related claims have not been material. The estimated amount of product warranty and rework liabilities was $10.1 million, $5.4 million, and $16.9 million for the periods ended December 31, 2025, 2024 and 2023.

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

Stock-Based Compensation

The Company’s restricted stock units (“RSUs”) include time-based RSUs, RSUs with performance conditions (“PSUs”), and RSUs with market conditions (“MSUs”). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of time-based RSUs is determined based on the grant date stock price. The fair value of all other awards, including PSUs that have a purchase price adjustment and MSUs, is determined based on the Monte Carlo simulation model.

The valuation model considers inputs including stock price, expected volatility, expected term of awards, risk-free interest rate, and expected dividend yield. Expected volatility used in the model is determined based on historical volatility of the Company’s stock price for the period, which corresponds to the expected term of the awards, immediately preceding the granting of the awards.

Compensation expense related to awards with service conditions is recorded on a straight-line basis over the requisite service period. Compensation expense related to awards subject to performance or market conditions is recognized over the requisite service period for each separately vesting tranche. For awards with market conditions, compensation expense is not reversed if the market conditions are not satisfied. For awards with performance conditions, the Company recognizes compensation expense when it becomes probable that the performance goals will be achieved. Management performs the probability assessment on a quarterly basis by reviewing external factors, such as macroeconomic conditions and analog industry revenue forecasts, and internal factors, such as our business and operational objectives and revenue forecasts. Changes in the probability assessment of achievement of the performance conditions are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. Any previously recognized compensation expense is reversed if the performance conditions are not expected to be satisfied as a result of management’s assessment.

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

Litigation and Contingencies

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is subject to litigation initiated by its stockholders. The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution from contingently issuable shares and is calculated using the treasury stock method. Contingently issuable shares, including all types of equity awards, are considered outstanding shares of common stock and included in basic net income per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in diluted net income per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period as if the end of the reporting period were the end of the contingency period.

Comprehensive Income

Comprehensive income represents the change in the Company’s net assets during the period from non-owner sources. Accumulated other comprehensive loss presented on the Consolidated Balance Sheets primarily consists of foreign currency translation adjustments.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid, disaggregation of income before income taxes and income tax expense. The Company adopted the guidance during the year ended December 31, 2025 and applied the new disclosure requirements prospectively to its 2025 annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 13 for further information.

New Accounting Pronouncement Not Yet Adopted as of December 31, 2025

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2027. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

2.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 31, 2025, the Company discovered that in the prior year it had not appropriately accounted for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. The restatement results in a decrease to income tax benefit, net and deferred income taxes by $194.6 million in the consolidated financial statements as of and for the year ended December 31, 2024.

The misstatement was material to the previously issued financial statements of the Company and as a result, the Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2024 presented herein. The restatement includes adjustments to deferred tax assets, net, deferred tax liabilities, retained earnings, income tax benefit, net, net income, and net income per share.

The impacts of the restatement are summarized below (in thousands, except per-share amounts):

	December 31, 2024
RESTATED CONSOLIDATED BALANCE SHEET	As Previously Reported	Impact of Restatement	As Restated
Deferred tax assets, net	$1,326,840	(101,275)	$1,225,565
Total assets	$3,617,097	(101,275)	$3,515,822
Deferred tax liabilities	$-	93,367	$93,367
Total liabilities	$471,330	93,367	$564,697
Retained earnings	$2,487,461	(194,642)	$2,292,819
Total stockholders’ equity	$3,145,767	(194,642)	$2,951,125
Total liabilities and stockholders’ equity	$3,617,097	(101,275)	$3,515,822

	Year Ended December 31, 2024
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Impact of Restatement	As Restated
Income tax benefit, net	$(1,213,788)	194,642	$(1,019,146)
Net income	$1,786,700	(194,642)	$1,592,058
Net income per share:
Basic	$36.76	(4.00)	$32.76
Diluted	$36.59	(3.99)	$32.60

	Retained Earnings
RESTATED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	As Previously Reported	Impact of Restatement	As Restated
Net income	$1,786,700	(194,642)	$1,592,058
Balance as of December 31, 2024	$2,487,461	(194,642)	$2,292,819

	Year Ended December 31, 2024
RESTATED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	As Previously Reported	Impact of Restatement	As Restated
Net income	$1,786,700	(194,642)	$1,592,058
Comprehensive income	$1,765,251	(194,642)	$1,570,609

	Year Ended December 31, 2024
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Impact of Restatement	As Restated
Net income	$1,786,700	(194,642)	$1,592,058
Deferred taxes, net	$(1,302,911)	194,642	$(1,108,269)

All referenced amounts for prior period in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Refer to Note 17, Restatement of Previously Issued Condensed Consolidated Financial Statements, for restated interim financials for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025.

3.  REVENUE RECOGNITION

Revenue from Product Sales

The Company generates revenue primarily from product sales, which include assembled and tested ICs, power modules as well as dies in wafer form. The remaining revenue, which primarily consists of royalty revenue from licensing arrangements and revenue from wafer testing services performed for third parties, was not significant in any of the periods presented.

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region for the periods presented (in thousands):

	Year Ended December 31,
Country or Region	2025	2024	2023
China	$1,544,272	$1,178,341	$934,768
Taiwan	550,110	577,956	307,499
South Korea	252,737	167,899	169,867
Southeast Asia	148,136	78,765	85,150
Europe	113,533	86,899	132,620
U.S.	96,744	55,235	97,294
Japan	84,443	61,695	93,340
Other	484	310	534
Total	$2,790,459	$2,207,100	$1,821,072

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. For the years ended December 31, 2025, 2024 and 2023, 85%, 89% and 86%, respectively, of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers. Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed upon between the Company and the customer. The Company considers purchase orders to be contracts with the customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the arrangements.

The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Year Ended December 31,
Customer	2025	2024	2023
Distributor A	26%	31%	26%
Distributor B	18%	20%	19%
Distributor C	10%	*	10%

* Represents less than 10%.

The Company’s agreements with these third-party distributors were made in the ordinary course of business and may be terminated with or without cause by these distributors with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of the distributors were terminated, the Company believes that such termination would not have a material adverse effect on its financial statements because it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end customers within a relatively short period following any termination of the agreement with a distributor.

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	December 31,
Customer	2025	2024
Distributor A	35%	28%
Distributor B	14%	29%
Distributor C	11%	*

* Represents less than 10%.

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

4.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	December 31,
	2025	2024
Cash	$969,628	$679,949
Money market funds	129,674	11,867
Certificates of deposit	157,243	164,418
Corporate debt securities	-	6,712
Auction-rate securities backed by student-loan notes	49	148
Total	$1,256,594	$863,094

	December 31,
	2025	2024
Reported as:
Cash and cash equivalents	$1,099,302	$691,816
Short-term investments	157,243	171,130
Investment within other long-term assets	49	148
Total	$1,256,594	$863,094

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2025 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$57,179	$57,179
Due in 1 - 5 years	100,064	100,064
Due in greater than 5 years	50	49
Total	$157,293	$157,292

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

●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$129,674	$129,674	$-	$-
Certificates of deposit	157,243	-	157,243	-
Auction-rate securities backed by student-loan notes	49	-	-	49
Mutual funds and money market funds under deferred compensation plan	75,484	75,484	-	-
Total	$362,450	$205,158	$157,243	$49

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$11,867	$11,867	$-	$-
Certificates of deposit	164,418	-	164,418	-
Corporate debt securities	6,712	-	6,712	-
Auction-rate securities backed by student-loan notes	148	-	-	148
Mutual funds and money market funds under deferred compensation plan	65,337	65,337	-	-
Total	$248,482	$77,204	$171,130	$148

6.  BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$107,801	$91,851
Work in process	220,410	169,982
Finished goods	236,438	157,778
Total	$564,649	$419,611

Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Other receivables (1)	$60,000	$60,000
Prepaids and other	46,982	49,978
Total	$106,982	$109,978

(1)	Other receivables relate to an annually refundable deposit made to a supplier under a long-term wafer supply agreement.

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2025	2024
Land	$53,151	$50,681
Production equipment and software	469,626	340,691
Buildings and improvements	240,691	224,490
Transportation equipment	62,088	72,044
Leasehold improvements	25,798	18,301
Furniture and fixtures	17,279	13,472
Construction in progress	63,767	27,477
Property and equipment, gross	932,400	747,156
Less: accumulated depreciation and amortization	(304,711)	(252,211)
Total property and equipment, net	$627,689	$494,945

Depreciation and amortization expense on property and equipment was $50.0 million, $35.1 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred compensation plan assets	$107,096	$92,586
Prepaid wafer purchases (1)	-	60,000
Other	57,995	41,791
Total	$165,091	$194,377

(1)	Prepaid wafer purchases relate to an annually refundable deposit made to a supplier under a long-term wafer supply agreement.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Dividends and dividend equivalents	$81,510	$60,622
Stock rotation and sales returns	17,150	20,799
Other	46,470	46,702
Total	$145,130	$128,123

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred compensation plan liabilities	$103,954	$93,653
Operating lease liabilities	19,972	12,974
Dividend equivalents	3,909	4,943
Total	$127,835	$111,570

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

The following table summarizes the balances of operating lease ROU assets and liabilities (in thousands):

		December 31,
	Financial Statement Line Item	2025	2024
Operating lease ROU assets	Other long-term assets	$24,886	$16,915

Operating lease liabilities	Other accrued liabilities	$4,131	$2,819
	Other long-term liabilities	$19,972	$12,974

The following tables summarize certain information related to the leases for the periods presented (in thousands, except percentages and years):

	Year Ended December 31,
	2025	2024	2023
Lease costs:
Operating lease costs	$5,213	$3,903	$3,113
Other	3,556	2,840	2,120
Total lease costs	$8,769	$6,743	$5,233

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,832	$4,346	$2,954
ROU assets obtained	$11,519	$11,940	$7,081

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.3	11.5
Weighted-average discount rate	5.6%	5.5%

As of December 31, 2025, the maturities of the lease liabilities were as follows (in thousands):

2026	$5,309
2027	5,082
2028	3,732
2029	2,957
2030	1,908
Thereafter	13,440
Total remaining lease payments	32,428
Less: imputed interest	(8,325)
Total lease liabilities	$24,103

As of December 31, 2025, the Company had no operating leases that had not yet commenced.

8.  STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of December 31, 2025, 3.6 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$7,204	$6,305	$4,545
Research and development	49,247	45,626	36,611
Selling, general and administrative	171,040	153,709	108,555
Total stock-based compensation expense	$227,491	$205,640	$149,711
Tax benefit related to stock-based compensation (1)	$2,674	$3,040	$2,519

(1)	Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.

RSUs

The Company’s RSUs include time-based RSUs, PSUs, and MSUs. Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance or market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with or service to the Company.

A summary of RSU activity is presented in the table below (in thousands, except per share amounts):

	Total Time-based RSUs, PSUs and MSUs
	Number of Shares		Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	2,659		$176.50
Granted	363	(1)	$444.86
Vested	(911)		$177.54
Forfeited	(25)		$209.23
Outstanding at December 31, 2023	2,086		$222.04
Granted	402	(1)	$584.49
Vested	(778)		$133.62
Forfeited	(6)		$432.32
Outstanding at December 31, 2024	1,704		$347.01
Granted	317	(1)	$576.98
Vested	(1,226)	(2)	$290.55
Forfeited	(24)		$473.09
Outstanding at December 31, 2025	771		$535.78

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.
(2)	Amount includes shares that had not been issued as of December 31, 2025.

The fair value related to vested RSUs, as of their respective vesting dates, was $1,254.3 million, $513.0 million and $461.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unamortized compensation expense related to all outstanding RSUs was $208.0 million with a weighted-average remaining recognition period of approximately two years.

Time-Based RSUs

For the years ended December 31, 2025, 2024 and 2023, the Compensation Committee granted 40,000, 33,000 and 51,000 RSUs, respectively, with service conditions to non-executive employees and non-employee directors. The RSUs generally vest over four years for employees and one year for directors, subject to continued service with the Company.

PSUs and MSUs

2025 PSUs:

In February 2025, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of two sets of independent performance goals (the “2025 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2025 Executive PSUs based on the achievement of the Company’s three-year (2025 through 2027) average revenue growth rate in excess of the analog industry’s three-year average revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to 200% of the target number of the 2025 Executive PSUs based on the achievement of the Company’s three-year (2025 through 2027) total stockholder return percentile ranking relative to the constituent entities in the Philadelphia Semiconductor Sector Index (the “PHLX Index”). For both goals, a percentage of the 2025 Executive PSUs will fully vest on December 31, 2027, depending on the degree to which the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2025 Executive PSUs will be $138.5 million.

In February 2025, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represent the target number of shares that can be earned based on the degree of achievement of the Company’s 2026 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s two-year (2025 and 2026) average revenue growth rate compared against the analog industry’s two-year average revenue growth rate as published by the SIA (the “2025 Non-Executive PSUs”). The maximum number of shares that an employee can earn is either 200% or 300% of the target number of the 2025 Non-Executive PSUs, depending on the job classification of the employee. 50% of the 2025 Non-Executive PSUs will vest in the first quarter of 2027 depending on the degree to which the pre-determined goals are met during the performance period. The remaining 2025 Non-Executive PSUs will vest over the following two years on a quarterly or annual basis. Assuming the achievement of the highest level of performance goals, the total stock-based compensation cost for the 2025 Non-Executive PSUs will be $16.5 million.

The 2025 Executive PSUs and the 2025 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the applicable performance period is $30 higher than the grant date stock price of $656.29. The Company determined the grant date fair value of the 2025 Executive PSUs and the 2025 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $656.29, simulation term of three years, expected volatility of 54.42%, risk-free interest rate of 4.20%, and expected dividend yield of 0.95%. The Monte Carlo simulation model for the 2025 Executive PSUs further utilized correlation coefficients of peer companies of 0.46 to 0.76. The correlation coefficients were based on peer companies in the PHLX Index as an aggregate benchmark for determining the market-based total stockholder return component. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2024 PSUs:

In February 2024, the Compensation Committee granted 50,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of three sets of independent performance goals (the “2024 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2024 Executive PSUs based on the achievement of the Company’s average three-year (2024 through 2026) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the SIA. For the second goal, the executive officers can earn 100% of the target number of the 2024 Executive PSUs if the Company achieves a reduction in 2026 of 25% global combined Scope 1 and Scope 2 greenhouse gas emissions against the 2022 baseline. For the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if more than one-third of the Company’s total 2026 revenue in the automotive end market is generated from Electronic Vehicle (“EV”) automakers. In addition, for the third goal, the executive officers can earn 50% of the target number of the 2024 Executive PSUs if total 2026 revenue from products enabling EV powertrains and EV 48V systems grows to 200% of the 2023 baseline. For the first goal, a percentage of the 2024 Executive PSUs will fully vest on December 31, 2026, depending on the degree to which the pre-determined goal is met during the performance period. The 2024 Executive PSUs related to the second and the third goal will fully vest on December 31, 2026 if the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2024 Executive PSUs is $154.3 million.

In February 2024, the Compensation Committee granted 11,000 PSUs to certain non-executive employees, which represented the target number of shares that could be earned based on the degree of achievement of the Company’s 2025 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2024 and 2025) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (the “2024 Non-Executive PSUs”). The maximum number of shares that an employee could earn is either 200% or 300% of the target number of the 2024 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 24,000 shares were awarded to the non-executive employees. 50% of the 2024 Non-Executive PSUs will vest in the first quarter of 2026 depending on the degree to which the pre-determined goals were met during the performance period. The remaining 2024 Non-Executive PSUs will vest over the following two years on a quarterly or annual basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2024 Non-Executive PSUs is $15.0 million.

The 2024 Executive PSUs and the 2024 Non-Executive PSUs contain a purchase price feature, which requires the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement is deemed satisfied and waived if the Company’s stock price on the last trading day of the associated performance period is $30 higher than the grant date stock price of $632.98. This market condition was achieved for the 2024 Non-Executive PSUs. The Company determined the grant date fair value of the 2024 Executive PSUs and the 2024 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $632.98, simulation term of three years, expected volatility of 49.4%, risk-free interest rate of 4.1%, and expected dividend yield of 0.8%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2023 PSUs:

In February 2023, the Compensation Committee granted 69,000 PSUs to the executive officers, which represented the target number of shares that could be earned based on the degree of achievement of two sets of performance goals (the “2023 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2023 Executive PSUs based on the achievement of the Company’s average three-year (2023 through 2025) revenue growth rate in excess of the analog industry’s average three-year revenue growth rate as published by the SIA. Based on the actual revenue achievement at the end of the performance period, a total of 208,000 shares were awarded to the executive officers, which fully vested on December 31, 2025. For the second goal, the executive officers could earn up to an additional 200% of the target number of the 2023 Executive PSUs if the Company secures additional manufacturing capacity outside China during the three-year performance period. Based on the actual manufacturing capacity outside China at the end of the performance period, a total of 139,000 shares were awarded to the executive officers, which fully vested on December 31, 2025. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2023 Executive PSUs was $156.2 million.

In February 2023, the Compensation Committee granted 13,000 PSUs to certain non-executive employees, which represented the target number of shares that could be earned based on the degree of achievement of the Company’s 2024 revenue goals for certain regions or product line divisions, or based on the degree of achievement of the Company’s average two-year (2023 and 2024) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA (the “2023 Non-Executive PSUs”). The maximum number of shares that an employee could earn was either 200% or 300% of the target number of the 2023 Non-Executive PSUs, depending on the job classification of the employee. Based on the actual revenue achievement at the end of the performance period, a total of 23,000 shares were awarded to the non-executive employees. 50% of the 2023 Non-Executive PSUs vested in the first quarter of 2025. The remaining 2023 Non-Executive PSUs vest over the following two years on an annual or quarterly basis. Based on the actual achievement of the performance goals, the total stock-based compensation cost for the 2023 Non-Executive PSUs is $10.0 million.

The 2023 Executive PSUs and the 2023 Non-Executive PSUs contained a purchase price feature, which required the employees to pay the Company $30 per share upon vesting of the shares. The $30 purchase price requirement would be deemed satisfied and waived if the Company’s stock price on the last trading day of the performance period was $30 higher than the grant date stock price of $467.62. This market condition was achieved for the 2023 Executive PSUs and 2023 Non-Executive PSUs. The Company determined the grant date fair value of the 2023 Executive PSUs and the 2023 Non-Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $467.62, simulation term of four years, expected volatility of 51.0%, risk-free interest rate of 3.9%, and expected dividend yield of 0.9%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

2022 PSUs:

In February 2022, the Compensation Committee granted 81,000 PSUs to the executive officers, which represented the target number of shares that could be earned subject to the achievement of two sets of performance goals (the “2022 Executive PSUs”). For the first goal, the executive officers could earn up to 300% of the target number of the 2022 Executive PSUs based on the achievement of the Company’s average two-year (2022 and 2023) revenue growth rate compared against the analog industry’s average two-year revenue growth rate as published by the SIA. 50% of the 2022 Executive PSUs would vest in the first quarter of 2024 if the pre-determined revenue goal was met during the performance period. The remaining 2022 Executive PSUs would vest over the following two years on a quarterly basis. For the second goal, the executive officers could earn up to an additional 200% of the target number of the 2022 Executive PSUs if the Company secured additional wafer capacity during a three-year performance period. The 2022 Executive PSUs related to the second goal would fully vest in the first quarter of 2025 if the pre-determined goal was met during the performance period. In addition, all vested shares related to the second goal would be subject to a post-vesting sales restriction period of one year. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2022 Executive PSUs would be $142.7 million. The 2022 Executive PSUs were subsequently cancelled by the Board of Directors in October 2022. See the “2022 MSUs” section for further details.

MSUs

2022 MSUs:

In October 2022, the Compensation Committee cancelled the 2022 Executive PSUs and granted 159,000 MSUs to the executive officers as replacement awards, which represented the target number of shares that could be earned subject to the achievement of both stock price targets and stock performance compared to the companies comprising the Philadelphia Semiconductor Sector Index (“Peer Group”) over a three-year performance period from October 25, 2022 to October 25, 2025 (the “2022 Executive MSUs”). The maximum number of shares that an executive officer could earn was 500% of the target number of the 2022 Executive MSUs if: (1) the Company achieved five stock price targets ranging from $455 to $591 at any time during the performance period, and (2) the Company’s total stockholder return ranked in the 50th percentile or above relative to the Peer Group at the end of the performance period. As of December 31, 2024, all price targets had been achieved. Based on the Company’s total stockholder return relative to the Peer Group at the end of the performance period, a total of 797,000 shares were awarded to the executive officers, which fully vested on October 25, 2025. Under modification accounting, the total stock-based compensation cost was $119.2 million, which was subsequently updated to $124.3 million due to a change of application of accounting methodology. The total stock-based compensation cost of $124.3 million included the unamortized expense of $102.8 million related to the 2022 Executive PSUs on the modification date and the incremental cost of $21.5 million related to the 2022 Executive MSUs as a result of the modification.

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

9.  STOCKHOLDERS’ EQUITY

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Dividend declared per share	$6.24	$5.00	$4.00
Total amount	$300,117	$242,459	$190,642

As of December 31, 2025 and 2024, accrued dividends totaled $76.0 million and $59.8 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees after the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of December 31, 2025 and 2024, accrued dividend equivalents totaled $9.4 million and $5.8 million, respectively.

Stock Repurchase Programs

In October 2023, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $640.0 million of its common stock, which was fully utilized as of December 31, 2024. In February 2025, the Board of Directors approved another stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company repurchased approximately 8,000, 1.0 million, and 7,000 shares of its common stock for an aggregate purchase price of $6.6 million, $636.2 million, and $3.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Excise taxes on the value of certain stock repurchases in excess of stock issued for employee compensation were not material for the Company’s stock repurchase programs for the years ended December 31, 2025, 2024 and 2023, respectively.

10.  OTHER INCOME, NET

The components of other income, net, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$29,151	$27,093	$23,363
Amortization of discount on available-for-sale securities, net	4,103	20,145	5,277
Gain on deferred compensation plan investments	10,033	9,400	8,505
Charitable commitments	(6,294)	(23,742)	(14,850)
Other	587	658	1,810
Total	$37,580	$33,554	$24,105

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024 (As Restated)	2023
Numerator:
Net income	$621,483	$1,592,058	$427,374

Denominator:
Weighted-average outstanding shares—basic	48,035	48,599	47,610
Effect of dilutive securities	274	236	1,161
Weighted-average outstanding shares—diluted	48,309	48,835	48,771

Net income per share:
Basic	$12.94	$32.76	$8.98
Diluted	$12.86	$32.60	$8.76

Anti-dilutive common stock equivalents were not material for the periods presented.

12.  ACQUISITION

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

13.  INCOME TAXES

The components of income before income taxes were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(118,484)	$(46,263)	$(15,066)
Foreign	884,700	619,175	520,907
Income before income taxes	$766,216	$572,912	$505,841

The components of the income tax expense (benefit), net were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024 (As Restated)	2023
Current:
Federal	$19,428	$72,576	$61,064
State	1,345	348	4,257
Foreign	84,284	11,155	5,702
Deferred:
Federal	(314)	2,773	(1,705)
State	(212)	160	(744)
Foreign	40,202	(1,106,158)	9,893
Income tax expense (benefit), net	$144,733	$(1,019,146)	$78,467

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. Refer to Note 1, Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$160,905	21.0%
Domestic federal
Tax credits
Research credits	(19,491)	(2.5)
Nontaxable and nondeductible items, net
Share-based payments	39,963	5.2
Other	4,064	0.5
Cross-border tax laws
Global intangible low-taxed income	22,514	2.9
Subpart F income	3,541	0.5
Effects of changes in tax laws or rates enacted in the current period	-	-
Changes in valuation allowances	-	-
Other	508	0.1
Domestic state and local income taxes, net of federal effect (a)	(67)	-
Foreign tax effects
Switzerland
Statutory income tax rate differential	(106,770)	(13.9)
Cantonal taxes, net of federal effect	59,864	7.8
Nontaxable and nondeductible items, net	(21,381)	(2.8)
Other	3,499	0.4
Other foreign jurisdictions	(4,069)	(0.5)
Worldwide changes in unrecognized tax benefits	1,653	0.2
Effective tax rate	$144,733	18.9%

(a)	State taxes in Arizona, California and Florida make up the majority (greater than 50%) of the tax effect in this category.

	Year Ended December 31,
	2024 (As Restated)	2023
U.S. statutory federal tax rate	21.0%	21.0%
Foreign income tax at lower rates	(21.4)	(21.9)
U.S. tax impact of foreign earnings and losses	15.1	14.5
Changes in valuation allowance	623.8	2.9
Stock-based compensation	1.9	2.2
Return to Provision True Up Adjustment	(0.1)	(2.0)
Tax attributes, net of reserves	(210.4)	(1.3)
Effects of intercompany transactions	(608.5)	-
Other adjustments	0.7	0.1
Effective tax rate	(177.9)%	15.5%

The amount of cash paid for income taxes (net of refunds) is as follows (in thousands):

Year Ended December 31,
2025
U.S. federal	$16,162
State and local	940
Foreign
Switzerland	72,005
Other foreign	5,954
Total foreign	77,959
Total income taxes paid, net	$95,061

The budget reconciliation bill H.R.1 (“H.R.1 Act”) signed into law on July 4, 2025, makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act and makes modifications to the existing tax framework. The primary impact for the current year is the immediate tax expensing of prior year unamortized and current year domestic R&D expenses and accelerated depreciation in the year ended December 31, 2025. The Company’s tax provision for the year ended December 31, 2025 includes the estimated impact of the H.R.1 Act.

In 2024, one of the Company’s foreign subsidiaries was granted a ten-year tax incentive, beginning in tax year 2025. A deferred tax benefit of $1.1 billion, net of $0.2 billion of deferred tax liability and $0.1 billion of valuation allowance, was recorded during the year ended December 31, 2024 to reflect the estimated future reductions in cash tax paid in that jurisdiction associated with the incentive. The deferred tax asset was $1.1 billion, net of $0.2 billion of deferred tax liability and $0.1 billion of valuation allowance, as of December 31, 2025.

In December 2024, the Company completed an intercompany transaction that resulted in one of its foreign subsidiaries recording a step up in the tax basis of intangible assets of $23.2 billion. This resulted in a deferred tax difference between the U.S. GAAP basis and local tax basis of the specified intangibles. The Company does not expect to realize the deferred tax asset for U.S. GAAP purposes; therefore, the Company has recorded a full valuation allowance as of December 31, 2024 and December 31, 2025.

In January 2025, the OECD released new Administrative Guidance on the application of the Global Anti-Base Erosion (“GloBE”) Model Rules. The Company will continue to evaluate the impact of this release or of other prospective guidance on its future global tax provision.

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2025	2024 (As Restated)
Deferred tax assets:
Tax attributes	$1,205,863	$1,254,928
Depreciation and amortization	3,482,782	3,465,739
Stock-based compensation	3,977	3,432
Deferred compensation	10,920	11,202
Other expenses not currently deductible	11,357	9,505
Deferred tax assets, gross	4,714,899	4,744,806
Valuation allowance	(3,617,562)	(3,608,471)
Deferred tax assets, net of valuation allowance	1,097,337	1,136,335
Deferred tax liabilities:
Undistributed foreign earnings	(781)	(953)
Other expenses currently deductible	(4,153)	(3,184)
Deferred tax liabilities	(4,934)	(4,137)
Net deferred tax assets	$1,092,403	$1,132,198

Reported as:
Deferred tax assets, net	$1,182,883	$1,225,565
Deferred tax liabilities	(90,480)	(93,367)
Net deferred tax assets	$1,092,403	$1,132,198

GILTI:

The Company accounts for GILTI as a period cost.

Valuation Allowance:

The Company periodically evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. The realizability of the Company’s most significant deferred tax asset is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2025 and 2024, the Company has evaluated the realization of its deferred tax assets and recorded a valuation allowance for assets that do not meet the more-likely-than-not recognition threshold.

A reconciliation of the beginning and ending balance of valuation allowances was as follows for the periods presented (in thousands):

Period	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
Year ended December 31, 2023	$20,321	$15,405	$(718)	$35,008
Year ended December 31, 2024 (As Restated)	$35,008	$3,575,542	$(2,079)	$3,608,471
Year ended December 31, 2025	$3,608,471	$21,618	$(12,527)	$3,617,562

The additions in the year ended December 31, 2024 were primarily the result of the step up in tax basis of intangible assets and a tax incentive received by one of our foreign subsidiaries. The Company has evaluated the deferred tax assets generated by each of these events and recorded a valuation allowance for any deferred tax assets that are not realizable on a more-likely-than-not basis.

Undistributed Earnings of Subsidiaries:

The Company has analyzed its global working capital and cash requirements, and has determined that it plans to repatriate cash from a foreign subsidiary on an ongoing basis to fund its future U.S.-based expenditures and dividends. For the years ended December 31, 2025 and 2024, the Company repatriated $275.0 million and $642.0 million, respectively, with immaterial tax impact, from this foreign subsidiary.

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

Other Income Tax Provision Matters

As of December 31, 2025, the state net operating loss carryforwards for income tax purposes were $4.3 million, which will expire beginning in 2031. As of December 31, 2025, the Company’s foreign net operating loss carryforwards for income tax purposes in non-U.S. jurisdictions were $19.2 million, $1.8 million of which can be carried forward indefinitely, while $17.4 million will begin to expire in 2029.

As of December 31, 2025, the Company had no R&D tax credit carryforwards for federal income tax purposes. As of December 31, 2025, the Company had $48.2 million for state income tax purposes, which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2025, the Company had $81.1 million of unrecognized tax benefits, $66.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance. As of December 31, 2024, the Company had $74.4 million of unrecognized tax benefits, $58.9 million of which would affect its effective tax rate if recognized after considering the valuation allowance.

A reconciliation of the gross unrecognized tax benefits was as follows (in thousands):

Balance as of January 1, 2023	$49,277
Increase for tax position of current year	14,108
Increase for tax position of prior year	2,209
Decrease due to settlement with tax authorities	(1,926)
Decrease due to lapse of statute of limitation	(1,008)
Balance as of December 31, 2023	62,660
Increase for tax position of current year	18,125
Increase for tax position of prior year	2,180
Decrease due to lapse of statute of limitation	(8,579)
Balance as of December 31, 2024	74,386
Increase for tax position of current year	17,411
Decrease for tax position of prior year	(1,374)
Decrease due to lapse of statute of limitation	(9,359)
Balance as of December 31, 2025	$81,064

The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2025 and 2024, the Company has $8.2 million and $6.3 million, respectively, of accrued interest related to uncertain tax positions, which were recorded in income tax liabilities on the Consolidated Balance Sheets.

The Company currently has reduced tax rates in its subsidiaries in Chengdu and Hangzhou, China through 2025 for performing R&D activities.

Income Tax Examination

The Company is subject to examination of its income tax returns by the U.S. IRS and other tax authorities. In general, the tax years for 2022 and forward are open for examination for U.S. federal and state income tax purposes.

14.  COMMITMENTS AND CONTINGENCIES

Indemnification Provisions

The Company provides indemnification agreements to certain direct or indirect customers. The Company agrees to reimburse these parties for any damages, costs and expenses incurred by them as a result of legal actions taken against them by third parties for infringing upon third-party intellectual property rights as a result of using the Company’s products and technologies. These indemnification provisions are varied in scope and are subject to certain terms, conditions, limitations and exclusions. In addition, the Company has entered into indemnification agreements with its directors and officers.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the limited history of indemnification claims and the unique facts and circumstances involved in each particular agreement. There were no indemnification liabilities incurred for the periods presented. However, there can be no assurances that the Company will not incur financial liabilities in the future as a result of these obligations, which could be material.

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

Total estimated future unconditional purchase commitments to all suppliers and other parties as of December 31, 2025 were as follows (in thousands):

2026	$389,767
2027	51,435
2028	486
2029	486
Total	$442,174

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of December 31, 2025.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Specifically, the CODM uses net income that is reported on the Consolidated Statements of Operations, and cash provided by operating activities reported in the Consolidated Statements of Cash Flows, to decide whether and how much to reinvest profits into core business operations or to return to stockholders in the form of stock repurchases and dividends.

All significant segment expenses have been captured on the face of the Consolidated Statements of Operations.

The following is a summary of long-lived assets by geographic region (in thousands):

	December 31,
Country	2025	2024
China	$332,506	$237,649
U.S.	165,107	171,514
Taiwan	65,081	42,388
Other	64,995	43,394
Total	$627,689	$494,945

16.  SUBSEQUENT EVENTS

Cash Dividend Increase

In February 2026, the Board of Directors of the Company approved an increase in quarterly cash dividends from $1.56 per share to $2.00 per share.

17.  RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restatement of Interim Financial Information (Unaudited)

In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2025, the Company discovered that in the prior year it had not appropriately accounted for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. The adjustment results in a decrease to the net income tax expense and the deferred income taxes, and the amounts were also material to the interim financial information. The Company has restated its unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income, and Consolidated Statement of Stockholders’ Equity for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025.

The impacts of the restatement are summarized below (in thousands, except per-share amounts):

RESTATED CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2025 (UNAUDITED) (in thousands, except par value):

	March 31, 2025
	As Previously Reported	Impact of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$637,354	$-	$637,354
Short-term investments	389,310	-	389,310
Accounts receivable, net	214,866	-	214,866
Inventories	454,793	-	454,793
Other current assets	92,063	-	92,063
Total current assets	1,788,386	-	1,788,386
Property and equipment, net	527,348	-	527,348
Acquisition-related intangible assets, net	9,651	-	9,651
Goodwill	25,944	-	25,944
Deferred tax assets, net	1,318,457	(100,617)	1,217,840
Other long-term assets	135,974	-	135,974
Total assets	$3,805,760	$(100,617)	$3,705,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,310	$-	$127,310
Accrued compensation and related benefits	74,785	-	74,785
Other accrued liabilities	161,306	-	161,306
Total current liabilities	363,401	-	363,401
Income tax liabilities	69,535	-	69,535
Deferred tax liabilities	-	92,764	92,764
Other long-term liabilities	105,814	-	105,814
Total liabilities	538,750	92,764	631,514
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,877 and 47,823, respectively	764,959	-	764,959
Retained earnings	2,545,375	(193,381)	2,351,994
Accumulated other comprehensive loss	(43,324)	-	(43,324)
Total stockholders’ equity	3,267,010	(193,381)	3,073,629
Total liabilities and stockholders’ equity	$3,805,760	$(100,617)	$3,705,143

RESTATED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED) (in thousands, except per-share amounts):

	Three Months Ended March 31, 2025
	As Previously Reported	Impact of Restatement	As Restated
Revenue	$637,554	$-	$637,554
Cost of revenue	284,324	-	284,324
Gross profit	353,230	-	353,230
Operating expenses:
Research and development	92,227	-	92,227
Selling, general and administrative	92,244	-	92,244
Total operating expenses	184,471	-	184,471
Operating income	168,759	-	168,759
Other income, net	5,131	-	5,131
Income before income taxes	173,890	-	173,890
Income tax expense	40,099	(1,261)	38,838
Net income	$133,791	$1,261	$135,052

Net income per share:
Basic	$2.80	$0.02	$2.82
Diluted	$2.79	$0.02	$2.81
Weighted-average shares outstanding:
Basic	47,851	-	47,851
Diluted	48,006	-	48,006

RESTATED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED) (in thousands):

	Three Months Ended March 31, 2025
	As Previously Reported	Impact of Restatement	As Restated
Net income	$133,791	$1,261	$135,052
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,139	-	5,139
Change in unrealized gains and losses on available-for-sale securities, net of tax of $0 and $(248), respectively	48	-	48
Other comprehensive income, net of tax	5,187	-	5,187
Comprehensive income	$138,978	$1,261	$140,239

RESTATED CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2025 (UNAUDITED) (in thousands, except par value):

	June 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$787,382	$-	$787,382
Short-term investments	358,695	-	358,695
Accounts receivable, net	194,821	-	194,821
Inventories	490,642	-	490,642
Other current assets	87,217	-	87,217
Total current assets	1,918,757	-	1,918,757
Property and equipment, net	563,885	-	563,885
Acquisition-related intangible assets, net	9,364	-	9,364
Goodwill	25,944	-	25,944
Deferred tax assets, net	1,309,981	(99,948)	1,210,033
Other long-term assets	144,279	-	144,279
Total assets	$3,972,210	$(99,948)	$3,872,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,919	$-	$129,919
Accrued compensation and related benefits	81,296	-	81,296
Other accrued liabilities	172,293	-	172,293
Total current liabilities	383,508	-	383,508
Income tax liabilities	73,185	-	73,185
Deferred tax liabilities	-	92,150	92,150
Other long-term liabilities	113,449	-	113,449
Total liabilities	570,142	92,150	662,292
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,892 and 47,823, respectively	822,582	-	822,582
Retained earnings	2,603,177	(192,098)	2,411,079
Accumulated other comprehensive loss	(23,691)	-	(23,691)
Total stockholders’ equity	3,402,068	(192,098)	3,209,970
Total liabilities and stockholders’ equity	$3,972,210	$(99,948)	$3,872,262

RESTATED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED) (in thousands, except per-share amounts):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Impact of Restatement	As Restated	As Previously Reported	Impact of Restatement	As Restated
Revenue	$664,574	$-	$664,574	$1,302,128	$-	$1,302,128
Cost of revenue	298,558	-	298,558	582,882	-	582,882
Gross profit	366,016	-	366,016	719,246	-	719,246
Operating expenses:
Research and development	96,266	-	96,266	188,493	-	188,493
Selling, general and administrative	104,992	-	104,992	197,236	-	197,236
Total operating expenses	201,258	-	201,258	385,729	-	385,729
Operating income	164,758	-	164,758	333,517	-	333,517
Other income, net	12,220	-	12,220	17,351	-	17,351
Income before income taxes	176,978	-	176,978	350,868	-	350,868
Income tax expense	43,252	(1,283)	41,969	83,351	(2,544)	80,807
Net income	$133,726	$1,283	$135,009	$267,517	$2,544	$270,061

Net income per share:
Basic	$2.79	$0.03	$2.82	$5.59	$0.05	$5.64
Diluted	$2.78	$0.03	$2.81	$5.57	$0.05	$5.62
Weighted-average shares outstanding:
Basic	47,887	-	47,887	47,869	-	47,869
Diluted	48,019	-	48,019	48,012	-	48,012

RESTATED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED) (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Impact of Restatement	As Restated	As Previously Reported	Impact of Restatement	As Restated
Net income	$133,726	$1,283	$135,009	$267,517	$2,544	$270,061
Other comprehensive income, net of tax:
Foreign currency translation adjustments	19,634	-	19,634	24,773	-	24,773
Change in unrealized gains and losses on available-for-sale securities, net of tax of $0, $50, $0 and $(198), respectively	(1)	-	(1)	47	-	47
Other comprehensive income, net of tax	19,633	-	19,633	24,820	-	24,820
Comprehensive income	$153,359	$1,283	$154,642	$292,337	$2,544	$294,881

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025 (UNAUDITED) (in thousands, except par value):

	September 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,081,251	$-	$1,081,251
Short-term investments	188,233	-	188,233
Accounts receivable, net	241,560	-	241,560
Inventories	505,680	-	505,680
Other current assets	96,021	-	96,021
Total current assets	2,112,745	-	2,112,745
Property and equipment, net	597,311	-	597,311
Acquisition-related intangible assets, net	9,077	-	9,077
Goodwill	25,944	-	25,944
Deferred tax assets, net	1,300,260	(99,170)	1,201,090
Other long-term assets	161,055	-	161,055
Total assets	$4,206,392	$(99,170)	$4,107,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,689	$-	$141,689
Accrued compensation and related benefits	99,602	-	99,602
Other accrued liabilities	201,513	-	201,513
Total current liabilities	442,804	-	442,804
Income tax liabilities	78,261	-	78,261
Deferred tax liabilities	-	91,436	91,436
Other long-term liabilities	117,380	-	117,380
Total liabilities	638,445	91,436	729,881
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 47,905 and 47,823, respectively	885,123	-	885,123
Retained earnings	2,705,527	(190,606)	2,514,921
Accumulated other comprehensive loss	(22,703)	-	(22,703)
Total stockholders’ equity	3,567,947	(190,606)	3,377,341
Total liabilities and stockholders’ equity	$4,206,392	$(99,170)	$4,107,222

RESTATED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) (in thousands, except per-share amounts):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Impact of Restatement	As Restated	As Previously Reported	Impact of Restatement	As Restated
Revenue	$737,176	$-	$737,176	$2,039,304	$-	$2,039,304
Cost of revenue	330,948	-	330,948	913,830	-	913,830
Gross profit	406,228	-	406,228	1,125,474	-	1,125,474
Operating expenses:
Research and development	98,173	-	98,173	286,666	-	286,666
Selling, general and administrative	112,872	-	112,872	310,108	-	310,108
Total operating expenses	211,045	-	211,045	596,774	-	596,774
Operating income	195,183	-	195,183	528,700	-	528,700
Other income, net	10,392	-	10,392	27,743	-	27,743
Income before income taxes	205,575	-	205,575	556,443	-	556,443
Income tax expense	27,301	(1,492)	25,809	110,652	(4,036)	106,616
Net income	$178,274	$1,492	$179,766	$445,791	$4,036	$449,827

Net income per share:
Basic	$3.72	$0.03	$3.75	$9.31	$0.09	$9.40
Diluted	$3.71	$0.03	$3.74	$9.28	$0.09	$9.37
Weighted-average shares outstanding:
Basic	47,898	-	47,898	47,879	-	47,879
Diluted	48,042	-	48,042	48,022	-	48,022

RESTATED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Impact of Restatement	As Restated	As Previously Reported	Impact of Restatement	As Restated
Net income	$178,274	$1,492	$179,766	$445,791	$4,036	$449,827
Other comprehensive income, net of tax:
Foreign currency translation adjustments	919	-	919	25,692	-	25,692
Change in unrealized gains and losses on available-for-sale securities, net of tax of $17, $37, $17 and $(161), respectively	69	-	69	116	-	116
Other comprehensive income, net of tax	988	-	988	25,808	-	25,808
Comprehensive income	$179,262	$1,492	$180,754	$471,599	$4,036	$475,635

RESTATED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) (in thousands, except per-share amounts):

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2025 (As Restated)	47,823	$706,817	$2,292,819	$(48,511)	$2,951,125
Net income (As Restated)	-	-	135,052	-	135,052
Other comprehensive income	-	-	-	5,187	5,187
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,877)	-	(75,877)
Common stock issued	54	5,335	-	-	5,335
Stock-based compensation expense	-	52,807	-	-	52,807
Balance as of March 31, 2025 (As Restated)	47,877	764,959	2,351,994	(43,324)	3,073,629
Net income (As Restated)	-	-	135,009	-	135,009
Other comprehensive income	-	-	-	19,633	19,633
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	19	-	-	-	-
Repurchases of common stock	(4)	(2,484)	-	-	(2,484)
Stock-based compensation expense	-	60,107	-	-	60,107
Balance as of June 30, 2025 (As Restated)	47,892	822,582	2,411,079	(23,691)	3,209,970
Net income (As Restated)	-	-	179,766	-	179,766
Other comprehensive income	-	-	-	988	988
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	15	3,885	-	-	3,885
Repurchases of common stock	(2)	(2,017)	-	-	(2,017)
Stock-based compensation expense	-	60,673	-	-	60,673
Balance as of September 30, 2025 (As Restated)	47,905	$885,123	$2,514,921	$(22,703)	$3,377,341

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Notwithstanding the material weakness in internal control over financial reporting and the resulting restatement described below, management believes and has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

As of December 31, 2025, we identified a material weakness in our internal control over financial reporting. During the year-end financial reporting process for fiscal year 2025, the material weakness was identified in internal control over financial reporting related to the accounting for deferred income taxes. We engaged third-party tax service providers in connection with the original determination of the accounting for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. Nevertheless, the internal controls in place with respect to the review of the calculation of deferred income taxes and the related income tax expense (benefit) were not designed appropriately or operating effectively as of December 31, 2025 and 2024.

We have developed a remediation plan for this material weakness, which is described below.

As further described in Note 2 and Note 17 to the Consolidated Financial Statements, the identified material weakness resulted in the misstatement of deferred income taxes and income tax benefit, net for the fiscal year ended December 31, 2024. Ernst & Young LLP independently assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s attestation report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:

•	incorporation of a comprehensive local tax computation process, for material subsidiaries, into the worldwide tax computation process;

•	incorporation of documentation to monitor ongoing international tax developments, inclusive of involving the correct level of technical expertise; and

•	improved documentation of the deferred tax review checklist including key aspects of local taxation.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address this identified deficiency or modify the remediation plans described above. We believe that these actions will remediate the material weakness, however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management believes the foregoing plans will effectively remediate the deficiency constituting the material weakness and believes that the remediation of this material weakness (including necessary testing) will be completed during 2026. However, there can be no assurance as to when such remediation will be completed. As the remediation plan is implemented, management may take additional measures or modify the remediation plan elements described above.

Changes in Internal Control over Financial Reporting

Except for the remediation measures related to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended December 31, 2025:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	November 13, 2025	Through November 13, 2026	Up to 80,976
Maurice Sciammas, Executive Vice President, Worldwide Sales and Marketing	November 24, 2025	Through December 31, 2026	Up to 42,000
Saria Tseng, Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary	November 28, 2025	Through November 27, 2026	Up to 43,673

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended December 31, 2025:

Name and Title	Termination Date	Original Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Saria Tseng, Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary	November 17, 2025	Through December 31, 2025	Up to 33,963	32,650

During the three months ended December 31, 2025, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the information regarding directors and nominees, code of ethics, insider trading policy and other corporate governance matters and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference. Information regarding executive officers is set forth under the caption “Information about Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be set forth under the caption “Named Executive Officer Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2026 Annual Meeting, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Proposal One - Election of Directors” in the Company’s Proxy Statement for the 2026 Annual Meeting, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Other Fees” in the Company’s Proxy Statement for the 2026 Annual Meeting, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) All financial statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Monolithic Power Systems, Inc., effective June 12, 2025.

3.1 (2)	Amended and Restated Bylaws of Monolithic Power Systems, Inc., effective November 19, 2025.

4.1 (3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+(4)	Registrant’s 2004 Employee Stock Purchase Plan and form of subscription agreement.

10.2+(5)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3+(6)	Employment Agreement with Michael Hsing, and Amendment thereof.

10.4+(7)	Employment Agreement with Maurice Sciammas, and Amendment thereof.

10.5+(8)	Employment Agreement with Deming Xiao, and Amendment thereof.

10.6+(9)	Letter Agreement with Victor Lee.

10.7+(10)	Letter Agreement with Jeff Zhou.

10.8+(11)	Monolithic Power Systems, Inc. Master Cash Performance Bonus Plan.

10.9+(12)	Letter Agreement with Eugen Elmiger.

10.10+(13)	Monolithic Power Systems, Inc. 2014 Equity Incentive Plan, as amended, and Form of Grant Agreement.

10.11+(14)	Employment Agreement with Bernie Blegen.

10.12+(15)	Employment Agreement with Saria Tseng and Amendment thereof.

10.13+(16)	Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.14+(17)	Form of Grant Agreement for grants of Performance Stock Units under the Monolithic Power Systems, Inc. Amended and Restated 2014 Equity Incentive Plan.

10.15+(18)	Letter Agreement with Carintia Martinez.

10.16+(19)	Indemnification Agreement with Carintia Martinez.

10.17+(20)	Letter Agreement with Eileen Wynne.

10.18+(21)	Indemnification Agreement with Eileen Wynne.

10.19+(22)	Monolithic Power Systems, Inc. 2004 Employee Stock Purchase Plan, Amended and Restated as of August 16, 2023.

19.1 (23)	Monolithic Power Systems, Inc. Insider Trading Compliance Program.

21.1	Subsidiaries of Monolithic Power Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+(24)	Monolithic Power Systems, Inc. Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on June 16, 2025.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on November 21, 2025.
(3)	Incorporated by reference to Exhibit 4.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
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

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on September 14, 2006.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 3, 2010.
(11)	Incorporated by reference to Annexure C of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 30, 2013.
(12)	Incorporated by reference to Exhibit 10.36 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 10, 2014.
(13)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-199782), filed with the Securities and Exchange Commission on November 3, 2014.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on July 22, 2016.
(15)	Incorporated by reference to Exhibit 10.14 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 28, 2020.
(16)	Incorporated by reference to Annexure B of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-51026), filed with the Securities and Exchange Commission on April 29, 2020.
(17)	Incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on May 5, 2023.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on May 28, 2021.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.
(21)	Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 8, 2023.
(22)	Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q (File No. 000-51026), filed with the Securities and Exchange Commission on August 4, 2023.
(23)	Incorporated by reference to Exhibit 19.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on March 3, 2025.
(24)	Incorporated by reference to Exhibit 97.1 of the Registrant’s annual report on Form 10-K (File No. 000-51026), filed with the Securities and Exchange Commission on February 29, 2024.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOLITHIC POWER SYSTEMS, INC.

Date: February 27, 2026	By:	/s/ Michael Hsing
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael Hsing	President, Chief Executive Officer, and Director (Principal Executive Officer)
MICHAEL HSING

/s/ T. Bernie Blegen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
T. BERNIE BLEGEN

/s/ Herbert Chang	Director
HERBERT CHANG

/s/ Eugen Elmiger	Director
EUGEN ELMIGER

/s/ Victor K. Lee	Director
VICTOR K. LEE

/s/ Carintia Martinez	Director
CARINTIA MARTINEZ

/s/ Eileen Wynne	Director
EILEEN WYNNE

/s/ Jeff Zhou	Director
JEFF ZHOU