Form 10-Q
period 2026-03-31
MONOLITHIC POWER SYSTEMS INC
filed 2026-05-04
CIK 1280452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(561) 839-3999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MPWR	The NASDAQ Global Select Market

(1)	We have operations in multiple locations in the U.S., Europe and Asia and have not identified a single location as the Company’s headquarters. We are including this address to comply with the Securities and Exchange Commission’s requirements.

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

There were 49,130,000 shares of the registrant’s common stock issued and outstanding as of April 27, 2026.

MONOLITHIC POWER SYSTEMS, INC.

Form 10-Q

For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,062,930	$1,099,302
Short-term investments	304,179	157,243
Accounts receivable, net	302,138	255,626
Inventories	619,159	564,649
Other current assets	42,689	106,982
Total current assets	2,331,095	2,183,802
Property and equipment, net	693,864	627,689
Acquisition-related intangible assets, net	8,503	8,790
Goodwill	25,944	25,944
Deferred tax assets, net	1,182,845	1,182,883
Other long-term assets	206,615	165,091
Total assets	$4,448,866	$4,194,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,499	$138,272
Accrued compensation and related benefits	98,768	85,963
Other accrued liabilities	213,691	145,130
Total current liabilities	486,958	369,365
Income tax liabilities	75,022	75,022
Deferred tax liabilities	90,316	90,480
Other long-term liabilities	119,160	127,835
Total liabilities	771,456	662,702
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 49,129 and 48,709, respectively	983,926	936,998
Retained earnings	2,703,596	2,609,651
Accumulated other comprehensive loss	(10,112)	(15,152)
Total stockholders’ equity	3,677,410	3,531,497
Total liabilities and stockholders’ equity	$4,448,866	$4,194,199

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$804,185	$637,554
Cost of revenue	359,120	284,324
Gross profit	445,065	353,230
Operating expenses:
Research and development	100,566	92,227
Selling, general and administrative	103,347	92,244
Total operating expenses	203,913	184,471
Operating income	241,152	168,759
Other income, net	6,030	5,131
Income before income taxes	247,182	173,890
Income tax expense	53,956	38,838
Net income	$193,226	$135,052

Net income per share:
Basic	$3.94	$2.82
Diluted	$3.92	$2.81
Weighted-average shares outstanding:
Basic	49,097	47,851
Diluted	49,242	48,006

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$193,226	$135,052
Other comprehensive income, net of tax
Foreign currency translation adjustments	5,039	5,139
Net change in unrealized gains and losses on available-for-sale securities	1	48
Other comprehensive income, net of tax	5,040	5,187
Comprehensive income	$198,266	$140,239

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per-share amounts)

(Unaudited)

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2026	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2026	48,709	$936,998	$2,609,651	$(15,152)	$3,531,497
Net income	-	-	193,226	-	193,226
Other comprehensive income	-	-	-	5,040	5,040
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(99,281)	-	(99,281)
Common stock issued	420	5,830	-	-	5,830
Stock-based compensation expense	-	41,098	-	-	41,098
Balance as of March 31, 2026	49,129	$983,926	$2,703,596	$(10,112)	$3,677,410

				Accumulated
	Common Stock and			Other	Total
	Additional Paid-in Capital		Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Earnings	Loss	Equity
Balance as of January 1, 2025	47,823	$706,817	$2,292,819	$(48,511)	$2,951,125
Net income	-	-	135,052	-	135,052
Other comprehensive income	-	-	-	5,187	5,187
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,877)	-	(75,877)
Common stock issued	54	5,335	-	-	5,335
Stock-based compensation expense	-	52,807	-	-	52,807
Balance as of March 31, 2025	47,877	$764,959	$2,351,994	$(43,324)	$3,073,629

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$193,226	$135,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,106	11,449
Loss on deferred compensation plan investments	1,588	1,350
Deferred taxes, net	(152)	7,170
Stock-based compensation expense	41,098	52,806
Other	(696)	(748)
Changes in operating assets and liabilities:
Accounts receivable	(46,512)	(42,338)
Inventories	(54,507)	(35,180)
Other assets	17,525	78,005
Accounts payable	29,730	21,296
Accrued compensation and related benefits	12,576	10,609
Income tax liabilities	25,973	21,471
Other accrued liabilities	15,298	(4,555)
Net cash provided by operating activities	250,253	256,387
Cash flows from investing activities:
Purchases of property and equipment	(70,849)	(40,342)
Sales of property and equipment	6,422	-
Purchases of investments	(161,809)	(357,633)
Maturities and sales of investments	14,437	141,065
Contributions to deferred compensation plan	(523)	(575)
Net cash used in investing activities	(212,322)	(257,485)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,697)	(1,243)
Proceeds from common stock issued	5,830	5,335
Dividends and dividend equivalents paid	(78,399)	(60,008)
Net cash used in financing activities	(75,266)	(55,916)
Effect of change in exchange rates	961	2,555
Net decrease in cash, cash equivalents and restricted cash	(36,374)	(54,459)
Cash, cash equivalents and restricted cash, beginning of period	1,099,521	691,941
Cash, cash equivalents and restricted cash, end of period	$1,063,147	$637,482
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,062,930	$637,354
Restricted cash included in other long-term assets	217	128
Total cash, cash equivalents, and restricted cash	$1,063,147	$637,482
Supplemental disclosures for cash flow information:
Cash paid (refunded) for income taxes, net	$31,438	$(218)
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$11,038	$14,611
Liability accrued for dividends and dividend equivalents	$99,312	$75,939

See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Monolithic Power Systems, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company” or “MPS”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted in accordance with these accounting principles, rules and regulations. All intercompany accounts and transactions have been eliminated. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial statements contained in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future periods.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026 from those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in these condensed consolidated financial statements primarily include those related to income tax valuation allowances and stock-based compensation. Actual results could differ from these estimates and assumptions, and any such differences may be material to the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted as of March 31, 2026

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2027. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

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

The Company derives a majority of its revenue from sales to customers located outside North America, with geographic revenue based on the customers’ ship-to locations. The following is a summary of revenue by geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
Country or Region	2026	2025
China	$411,153	$363,720
Taiwan	181,616	116,341
South Korea	81,806	64,364
Southeast Asia	40,749	32,706
Europe	35,799	24,992
U.S.	29,774	15,249
Japan	23,184	20,101
Other	104	81
Total	$804,185	$637,554

The Company sells its products to end customers primarily through third-party distributors and value-added resellers. For the three months ended March 31, 2026 and 2025, 88% and 83%, respectively, of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and not the end customers.

The following table summarizes those customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended March 31,
Customer	2026	2025
Distributor A	26%	24%
Distributor B	16%	19%
Distributor C	*	11%

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

Purchase orders, which are generally governed by sales agreements or the Company’s standard terms of sale, set the final terms for unit price, quantity, shipping and payment agreed upon between the Company and the customer. The Company considers purchase orders to be contracts with the customers. The unit price as stated on the purchase orders is considered the observable, stand-alone selling price for the contracts.

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

The following table summarizes those customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

	March 31,	December 31,
Customer	2026	2025
Distributor A	30%	35%
Value-added reseller A	17%	*
Distributor B	13%	14%

*Represents less than 10%.

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

3.  STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of March 31, 2026, 3.4 million shares remained available for future issuance under the Amended and Restated 2014 Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,474	$1,673
Research and development (“R&D”)	11,275	11,678
Selling, general and administrative (“SG&A”)	28,349	39,455
Total stock-based compensation expense	$41,098	$52,806
Tax benefit related to stock-based compensation (1)	$758	$460

(1)

Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.

Restricted Stock Units (“RSUs”)

The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”) and RSUs with market conditions (“MSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance or market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All awards include service conditions which require continued employment with or service to the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Total Time-based RSUs, PSUs and MSUs
	Number of Shares		Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	771		$535.78
Granted	208	(1)	$958.65
Vested	(64)		$398.06
Forfeited	(14)		$543.83
Outstanding at March 31, 2026	901		$677.43

(1)	Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.

The fair value related to vested RSUs, as of their respective vesting dates, was $75.2 million and $31.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, unamortized compensation expense related to all outstanding RSUs was $390.2 million with a weighted-average remaining recognition period of approximately two years. RSUs generally vest over four years for non-executive employees, three years for executives, and one year for directors, all subject to continued service with the Company.

2026 Executive PSUs:

In February 2026, the Compensation Committee granted 42,000 PSUs to the executive officers, which represent the target number of shares that can be earned based on the degree of achievement of two sets of independent performance goals (the “2026 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2026 Executive PSUs based on the achievement of the Company’s three-year (2026 through 2028) average revenue growth rate in excess of the analog industry’s three-year average revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to 200% of the target number of the 2026 Executive PSUs if the Company secures manufacturing capacity that can support a specified level of annual revenue at the end of the three-year performance period. For both goals, a percentage of the 2026 Executive PSUs will fully vest on December 31, 2028, depending on the degree to which the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2026 Executive PSUs will be $208.2 million.

The 2026 Executive PSUs contain a purchase price feature, which requires the executives to pay the Company up to $300 per share upon vesting of the shares. The $300 purchase price requirement for executives is deemed satisfied and fully waived if the Company’s stock price on the last trading day of the applicable performance period is $300 higher than the grant date stock price of $1,164.83. The Company determined the grant date fair value of the 2026 Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $1,164.83, simulation term of three years, expected volatility of 53.39%, risk-free interest rate of 3.60%, and expected dividend yield of 0.69%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

4.  BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$86,218	$107,801
Work in process	263,067	220,410
Finished goods	269,874	236,438
Total	$619,159	$564,649

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaids and other	$42,689	$46,982
Other receivables (1)	-	60,000
Total	$42,689	$106,982

(1)	Other receivables relate to an annually refundable deposit made to a supplier under a long-term wafer supply agreement. The deposit was received in the quarter ended March 31, 2026.

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred compensation plan assets	$106,031	$107,096
Refundable deposit (1)	40,000	-
Other	60,584	57,995
Total	$206,615	$165,091

(1)	The refundable deposit as of March 31, 2026 is for a long-term assembly service agreement.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Dividends and dividend equivalents	$103,485	$81,510
Stock rotation and sales returns	21,635	17,150
Income tax payable	28,912	2,920
Other	59,659	43,550
Total	$213,691	$145,130

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred compensation plan liabilities	$96,374	$103,954
Operating lease liabilities	19,968	19,972
Dividend equivalents	2,818	3,909
Total	$119,160	$127,835

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$193,226	$135,052

Denominator:
Weighted-average outstanding shares—basic	49,097	47,851
Effect of dilutive securities	145	155
Weighted-average outstanding shares—diluted	49,242	48,006

Net income per share:
Basic	$3.94	$2.82
Diluted	$3.92	$2.81

Anti-dilutive common stock equivalents were not material for the periods presented.

6.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment that includes the design, development, marketing and sale of high-performance, semiconductor-based power electronics solutions for the storage and computing, enterprise data, automotive, industrial, communications, and consumer end markets. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Specifically, the CODM uses net income that is reported on the Condensed Consolidated Statements of Operations, and cash provided by operating activities reported in the Condensed Consolidated Statements of Cash Flows, to decide whether and how much to reinvest profits into core business operations or to return to stockholders in the form of stock repurchases and dividends.

All significant segment expenses have been captured on the face of the Condensed Consolidated Statements of Operations.

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31,	December 31,
Country	2026	2025
China	$356,585	$332,506
U.S.	205,534	165,107
Taiwan	64,981	65,081
Other	66,764	64,995
Total	$693,864	$627,689

7.  COMMITMENTS AND CONTINGENCIES

Product Warranties and Rework

The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. The Company accrues for warranty and rework costs upon evaluation of customer specific claims. Historically, the Company’s warranty obligations and rework costs associated with product-related claims have not been material. The estimated amount of product warranty and rework liabilities was $12.2 million and $10.1 million for the periods ended March 31, 2026 and December 31, 2025.

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

Total estimated future unconditional purchase commitments to all suppliers and other parties as of March 31, 2026 were as follows (in thousands):

2026 (remaining nine months)	$397,721
2027	190,022
2028	486
2029	486
Total	$588,715

Litigation

The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of March 31, 2026.

8.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$932,144	$969,628
Money market funds	130,786	129,674
Certificates of deposit	304,179	157,243
Auction-rate securities backed by student-loan notes	49	49
Total	$1,367,158	$1,256,594

	March 31,	December 31,
	2026	2025
Reported as:
Cash and cash equivalents	$1,062,930	$1,099,302
Short-term investments	304,179	157,243
Investment within other long-term assets	49	49
Total	$1,367,158	$1,256,594

The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of March 31, 2026 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$202,786	$202,786
Due in 1 - 5 years	101,393	101,393
Due in greater than 5 years	50	49
Total	$304,229	$304,228

Gross realized gains and losses recognized on the sales of available-for-sale investments were not material for the periods presented.

9.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1—includes instruments with quoted prices in active markets for identical assets.
●	Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
●	Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Money market funds	$130,786	$130,786	$-	$-
Certificates of deposit	304,179	-	304,179	-
Auction-rate securities backed by student-loan notes	49	-	-	49
Mutual funds and money market funds under deferred compensation plan	75,231	75,231	-	-
Total	$510,245	$206,017	$304,179	$49

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$129,674	$129,674	$-	$-
Certificates of deposit	157,243	-	157,243	-
Auction-rate securities backed by student-loan notes	49	-	-	49
Mutual funds and money market funds under deferred compensation plan	75,484	75,484	-	-
Total	$362,450	$205,158	$157,243	$49

10.  DEFERRED COMPENSATION PLAN

The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2026	2025
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$30,800	$31,612
Fair value of mutual funds and money market funds	75,231	75,484
Total	$106,031	$107,096

Deferred compensation plan assets reported in:
Other long-term assets	$106,031	$107,096

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$6,136	$3,707
Other long-term liabilities	96,374	103,954
Total	$102,510	$107,661

11.  OTHER INCOME, NET

The components of other income, net, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$7,941	$5,697
Amortization of discount on available-for-sale securities	-	768
Charitable commitments	(900)	-
Loss on deferred compensation plan investments	(1,588)	(1,350)
Other	577	16
Total	$6,030	$5,131

12.  INCOME TAXES

The income tax expense for the three months ended March 31, 2026 and 2025, was $54.0 million and $38.8 million respectively, or an effective tax rate of 21.8% and 22.3% respectively. The reduction in rate was primarily due to a reduction in non-deductible stock-based compensation.

13.  STOCKHOLDERS’ EQUITY

Cash Dividend Program

The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends for the periods presented (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2026	2025
Dividend declared per share	$2.00	$1.56
Total amount	$98,258	$74,688

As of March 31, 2026 and December 31, 2025, accrued dividends totaled $98.3 million and $76.0 million, respectively.

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

Cash Dividend Equivalent Rights

The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees after the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of March 31, 2026 and December 31, 2025, accrued dividend equivalents totaled $8.0 million and $9.4 million, respectively.

Stock Repurchase Program

In February 2025, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company did not make any repurchases under this program during the three months ended March 31, 2026 and 2025, respectively.

Stock repurchased under the program may be made through open market repurchases, privately negotiated transactions, or other structures, in accordance with applicable state and federal securities laws, at times and in amounts as management deems appropriate. The timing and the number of shares of any repurchased common stock will be determined by the Company’s management based on its evaluation of market conditions, legal requirements, share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares, and may be suspended, modified, or discontinued at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements concerning:

•	the above-average industry growth of product and market areas that we have targeted;

•	our plans to increase revenue in a diversified way across regions and through the introduction of new products within our existing product families as well as in new product categories and families;

•	our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;

•	the effects of macroeconomic factors, global economic uncertainties, current and potential global conflicts and global tariffs, export controls and retaliatory measures on the semiconductor industry and our business;

•	the effect of changes in laws or economic policies in China or the U.S.;

•	the effect that liquidity of our investments has on our capital resources;

•	the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets;

•	estimates of our future liquidity requirements and the sufficiency of our cash, cash equivalents and short-term investments to operate our business;

•	the cyclical nature of the semiconductor industry;

•	our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;

•	expectations regarding protection of our proprietary technology;

•	our business outlook for the remainder of 2026 and beyond;

•	the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;

•	the expected percentage of our total revenue from various end markets;

•	our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;

•	the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;

•	our plan to repatriate cash from our foreign subsidiaries;

•	our ability to fulfill our customers’ evolving needs, enter new market segments and obtain design wins;

•	our ability to forecast demand accurately and align inventory levels accordingly;

•	our ability to develop and leverage process technologies as key strategic components of our future growth;

•	our expectation to capitalize on the length of product life cycles to reduce manufacturing intensity and related emissions;

•	our ability to recruit and retain application and design engineering personnel;

•	our expectation to continue devoting significant resources to research and development including related increased expenses;

•	our ability to engage additional supply chain partners to support future growth and to leverage a diversified and resilient supply chain to reduce exposure to trade- and tariff-related risks;

•	our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents;

•	the factors that differentiate us from our competitors; and

•	our ability to timely and adequately remediate our material weakness.

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

Unless stated otherwise or the context otherwise requires, references to the terms “Monolithic Power Systems,” “MPS,” “Registrant,” the “Company,” “we,” “our,” and “us” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.

Overview

We are a fabless global company that provides high-performance, semiconductor-based power electronics solutions. Our mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future. Founded in 1997 by our CEO Michael Hsing, we have three core strengths: deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions that are highly energy-efficient, cost-effective, and environmentally responsible while providing a consistent return on investment to our stockholders.

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

We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to customers in Asia was 92% and 94% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

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

We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. For the three months ended March 31, 2026 and through the date we filed this Quarterly Report on Form 10-Q, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs, trade regulations or retaliatory measures or announcements regarding the same that affect us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, but there can be no assurance we will be successful. We are committed to complying with all applicable trade laws, regulations and other requirements.

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

There have been no material changes during the three months ended March 31, 2026 to our critical accounting estimates from the information provided in the “Critical Accounting Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2026		2025
	(In thousands, except percentages)
Revenue	$804,185	100.0%	$637,554	100.0%
Cost of revenue	359,120	44.7	284,324	44.6
Gross profit	445,065	55.3	353,230	55.4
Operating expenses:
Research and development	100,566	12.4	92,227	14.4
Selling, general and administrative	103,347	12.9	92,244	14.5
Total operating expenses	203,913	25.3	184,471	28.9
Operating income	241,152	30.0	168,759	26.5
Other income, net	6,030	0.7	5,131	0.8
Income before income taxes	247,182	30.7	173,890	27.3
Income tax expense	53,956	6.7	38,838	6.1
Net income	$193,226	24.0%	$135,052	21.2%

Revenue

The following table summarizes our revenue by end market for the periods presented:

	Three Months Ended March 31,
End Market	2026	% of Revenue	2025	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$262,823	32.7%	$132,924	20.8%
Storage and Computing	174,394	21.7	188,511	29.6
Automotive	152,346	18.9	144,904	22.7
Communications	111,457	13.9	71,671	11.3
Consumer	54,540	6.8	56,947	8.9
Industrial	48,625	6.0	42,597	6.7
Total	$804,185	100.0%	$637,554	100.0%

Revenue for the three months ended March 31, 2026 was $804.2 million, an increase of $166.6 million, or 26.1%, from $637.6 million for the three months ended March 31, 2025. The increase in revenue was primarily due to higher shipment volume and higher average selling prices resulting primarily from product mix.

By end market, first quarter 2026 revenue for enterprise data increased $129.9 million, or 97.7%, from the same period in 2025. This increase was primarily due to higher sales of power solutions for artificial intelligence (“AI”) and server applications. Revenue from the storage and computing market of $174.4 million decreased $14.1 million, or 7.5%, from the same period in 2025 primarily due to decreased sales of power solutions for notebooks and graphics cards, partially offset by increased sales of memory and storage applications. First quarter 2026 automotive revenue of $152.3 million increased $7.4 million, or 5.1%, from the same period in 2025. Communications revenue of $111.5 million increased $39.8 million, or 55.5%, from the same period in 2025 due to higher sales of power solutions for optical modules and switches. First quarter 2026 consumer revenue decreased $2.4 million, or 4.2%, from the same period in 2025. Revenue of $48.6 million from the industrial market increased $6.0 million, or 14.2%, from the same period in 2025.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
Cost of revenue	$359,120	$284,324
As a percentage of revenue	44.7%	44.6%
Gross profit	$445,065	$353,230
Gross margin	55.3%	55.4%

Cost of revenue was $359.1 million, or 44.7% of revenue, for the three months ended March 31, 2026, and $284.3 million, or 44.6% of revenue, for the three months ended March 31, 2025. The $74.8 million increase in cost of revenue was primarily driven by product mix and higher shipment volume.

Gross margin was 55.3% for the three months ended March 31, 2026, compared with 55.4% for the three months ended March 31, 2025. The decrease in gross margin was mainly driven by higher warranty expenses as a percentage of revenue, partially offset by lower manufacturing overhead costs as a percentage of revenue.

Research and Development

R&D expenses primarily consist of cash-based compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facilities costs.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
R&D expenses	$100,566	$92,227
As a percentage of revenue	12.4%	14.4%

R&D expenses were $100.6 million, or 12.4% of revenue, for the three months ended March 31, 2026, and $92.2 million, or 14.4% of revenue, for the three months ended March 31, 2025. The $8.4 million increase in R&D expenses was primarily due to a $4.3 million increase in cash-based compensation and benefits, a $1.3 million increase in laboratory and other supplies, and a $1.3 million increase in facilities costs.

Selling, General and Administrative

SG&A expenses primarily include cash-based compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third-party service fees and legal expenses.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
SG&A expenses	$103,347	$92,244
As a percentage of revenue	12.9%	14.5%

SG&A expenses were $103.3 million, or 12.9% of revenue, for the three months ended March 31, 2026, and $92.2 million, or 14.5% of revenue, for the three months ended March 31, 2025. The $11.1 million increase in SG&A expenses was primarily driven by a $10.0 million increase in cash-based compensation and benefits, a $5.1 million increase in stock-based compensation related payroll taxes, and a $4.4 million increase in legal expenses, partially offset by an $11.1 million decrease in stock-based compensation.

Other Income, Net

Other income, net, was $6.0 million for the three months ended March 31, 2026, compared with $5.1 million for the three months ended March 31, 2025.

Income Tax Expense

The income tax expense for the three months ended March 31, 2026 and 2025, was $54.0 million and $38.8 million respectively, or an effective tax rate of 21.8% and 22.3% respectively. The reduction in rate was primarily due to a reduction in non-deductible stock-based compensation.

Liquidity and Capital Resources

	March 31,	December 31,
	2026	2025
	(In thousands, except percentages)
Cash and cash equivalents	$1,062,930	$1,099,302
Short-term investments	304,179	157,243
Total cash, cash equivalents and short-term investments	$1,367,109	$1,256,545
Percentage of total assets	30.7%	30.0%

Total current assets	$2,331,095	$2,183,802
Total current liabilities	(486,958)	(369,365)
Working capital	$1,844,137	$1,814,437

As of March 31, 2026, we had cash and cash equivalents of $1,062.9 million and short-term investments of $304.2 million, compared with cash and cash equivalents of $1,099.3 million and short-term investments of $157.2 million as of December 31, 2025. As of March 31, 2026, $683.0 million of cash and cash equivalents and $304.2 million of short-term investments were held by our foreign subsidiaries. We may continue to repatriate cash from certain of our foreign subsidiaries to the U.S. to fund our expenditures in future periods. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.

Summary of Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$250,253	$256,387
Net cash used in investing activities	(212,322)	(257,485)
Net cash used in financing activities	(75,266)	(55,916)
Effect of change in exchange rates	961	2,555
Net decrease in cash, cash equivalents and restricted cash	$(36,374)	$(54,459)

For the three months ended March 31, 2026, the $6.1 million decrease in net cash provided by operating activities compared to the same period in 2025 was primarily due to increased inventory purchases and other changes in working capital, partially offset by increased accounts receivable collections.

For the three months ended March 31, 2026, the $45.2 million decrease in net cash used in investing activities compared to the same period in 2025 was primarily due to $69.2 million higher net purchases of investments, partially offset by $24.1 million higher purchases of property and equipment.

For the three months ended March 31, 2026, the $19.4 million increase in net cash used in financing activities compared to the same period in 2025 was primarily due to an increase of $18.4 million in dividend and dividend equivalent payments.

Cash Requirements

Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding the same, and many other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,367.1 million as of March 31, 2026, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

As of March 31, 2026, total estimated future unconditional purchase commitments to all suppliers and other parties were $588.7 million, of which $557.5 million was due within a year.

Capital Return to Stockholders

In February 2025, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. The Company did not make any repurchases under this program during the three months ended March 31, 2026. As of March 31, 2026, $493.4 million remained available for future repurchases under the program.

We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of March 31, 2026, accrued dividends totaled $98.3 million. The declaration of any future cash dividends is at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends are in the best interests of our stockholders.

Other Long-Term Obligations

Other long-term obligations primarily include deferred compensation plan liabilities and accrued dividend equivalents. As of March 31, 2026, these obligations totaled $99.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2025.

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

Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, during the year-end financial reporting process for fiscal year 2025, the material weakness was identified in internal control over financial reporting related to the accounting for deferred income taxes. We engaged third-party tax service providers in connection with the original determination of the accounting for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. Nevertheless, the internal controls in place with respect to the review of the calculation of deferred income taxes and the related income tax expense (benefit) were not designed appropriately or operating effectively as of March 31, 2026.

Notwithstanding the material weakness in internal control over financial reporting, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Ongoing Remediation of Previously Identified Material Weakness

With respect to the material weakness described above, management, under the oversight of the Audit Committee, has implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects to remediate the material weakness by the end of fiscal year 2026 and is monitoring the effectiveness of its remediation plan and will refine the plan as appropriate. However, there is no assurance as to when such remediation will be completed.

Changes in Internal Control over Financial Reporting

Except for the remediation measures related to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information and management assessment, we do not believe that a material loss from known matters is probable as of March 31, 2026.

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

Item 1A.  Risk Factors

Our business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We did not make any repurchases under this program during the three months ended March 31, 2026.

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

The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2026:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	February 20, 2026	Through February 19, 2027	Up to 120,000

The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 31, 2026:

Name and Title	Termination Date	Original Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	February 9, 2026	Through November 13, 2026	Up to 80,976	-

During the three months ended March 31, 2026, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 6.  Exhibits

Exhibit No.	Description
10.1+	Transition Agreement with former Chief Financial Officer.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

MONOLITHIC POWER SYSTEMS, INC.

Dated: May 4, 2026
	By:	/s/ Robert Dean
Robert Dean
Interim Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)