Form 10-Q
period 2026-06-30
MONOLITHIC POWER SYSTEMS, INC.
filed 2026-08-05
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51026
______________________________________________________
Monolithic Power Systems, Inc.
(Exact name of registrant
as specified in its charter)
______________________________________________________

Delaware	77-0466789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1555 Palm Beach Lakes Blvd.,
West Palm Beach, Florida 33401
(Address of principal executive offices)(Zip Code)(1)
(561) 839-3999
(Registrant’s telephone number, including area code)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MPWR	The NASDAQ Global Select Market
______________________________
(1)We have operations in multiple locations in the U.S., Europe and Asia and have not identified a single location as the Company’s headquarters. We are including this address to comply with the Securities and Exchange Commission’s requirements.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 49,143,000 shares of the registrant’s common stock issued and outstanding as of July 29, 2026.

MONOLITHIC POWER SYSTEMS, INC.
Form 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,005,587	$1,099,302
Short-term investments	408,174	157,243
Accounts receivable, net	343,620	255,626
Inventories	675,849	564,649
Other current assets	44,156	106,982
Total current assets	2,477,386	2,183,802
Property and equipment, net	774,549	627,689
Acquisition-related intangible assets, net	8,216	8,790
Goodwill	25,944	25,944
Deferred tax assets, net	1,182,833	1,182,883
Other long-term assets	217,279	165,091
Total assets	$4,686,207	$4,194,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,224	$138,272
Accrued compensation and related benefits	93,635	85,963
Other accrued liabilities	222,075	145,130
Total current liabilities	497,934	369,365
Income tax liabilities	75,022	75,022
Deferred tax liabilities	90,316	90,480
Other long-term liabilities	127,511	127,835
Total liabilities	790,783	662,702
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 49,142 and 48,709, respectively	1,033,062	936,998
Retained earnings	2,861,853	2,609,651
Accumulated other comprehensive income (loss)	509	(15,152)
Total stockholders’ equity	3,895,424	3,531,497
Total liabilities and stockholders’ equity	$4,686,207	$4,194,199
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$980,642	$664,574	$1,784,827	$1,302,128
Cost of revenue	439,572	298,558	798,692	582,882
Gross profit	541,070	366,016	986,135	719,246
Operating expenses:
Research and development	118,618	96,266	219,184	188,493
Selling, general and administrative	118,558	104,992	221,905	197,236
Total operating expenses	237,176	201,258	441,089	385,729
Operating income	303,894	164,758	545,046	333,517
Other income, net	17,835	12,220	23,865	17,351
Income before income taxes	321,729	176,978	568,911	350,868
Income tax expense	64,431	41,969	118,387	80,807
Net income	$257,298	$135,009	$450,524	$270,061

Net income per share:
Basic	$5.24	$2.82	$9.17	$5.64
Diluted	$5.22	$2.81	$9.15	$5.62
Weighted-average shares outstanding:
Basic	49,138	47,887	49,118	47,869
Diluted	49,260	48,019	49,251	48,012
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$257,298	$135,009	$450,524	$270,061
Other comprehensive income, net of tax
Foreign currency translation adjustments	10,656	19,634	15,695	24,773
Net change in unrealized gains and losses on available-for-sale securities	(35)	(1)	(34)	47
Other comprehensive income, net of tax	10,621	19,633	15,661	24,820
Comprehensive income	$267,919	$154,642	$466,185	$294,881
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per-share amounts)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended June 30, 2026	Shares	Amount
Balance as of April 1, 2026	49,129	$983,926	$2,703,596	$(10,112)	$3,677,410
Net income	-	-	257,298	-	257,298
Other comprehensive income	-	-	-	10,621	10,621
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(99,041)	-	(99,041)
Common stock issued	16	-	-	-	-
Repurchases of common stock	(3)	(4,048)	-	-	(4,048)
Stock-based compensation expense	-	53,184	-	-	53,184
Balance as of June 30, 2026	49,142	$1,033,062	$2,861,853	$509	$3,895,424

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount
Balance as of April 1, 2025	47,877	$764,959	$2,351,994	$(43,324)	$3,073,629
Net income	-	-	135,009	-	135,009
Other comprehensive income	-	-	-	19,633	19,633
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	19	-	-	-	-
Repurchases of common stock	(4)	(2,484)	-	-	(2,484)
Stock-based compensation expense	-	60,107	-	-	60,107
Balance as of June 30, 2025	47,892	$822,582	$2,411,079	$(23,691)	$3,209,970

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2026	Shares	Amount
Balance as of January 1, 2026	48,709	$936,998	$2,609,651	$(15,152)	$3,531,497
Net income	-	-	450,524	-	450,524
Other comprehensive income	-	-	-	15,661	15,661
Dividends and dividend equivalents declared ($4.00 per share)	-	-	(198,322)	-	(198,322)
Common stock issued	436	5,830	-	-	5,830
Repurchases of common stock	(3)	(4,048)	-	-	(4,048)
Stock-based compensation expense	-	94,282	-	-	94,282
Balance as of June 30, 2026	49,142	$1,033,062	$2,861,853	$509	$3,895,424

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount
Balance as of January 1, 2025	47,823	$706,817	$2,292,819	$(48,511)	$2,951,125
Net income	-	-	270,061	-	270,061
Other comprehensive income	-	-	-	24,820	24,820
Dividends and dividend equivalents declared ($3.12 per share)	-	-	(151,801)	-	(151,801)
Common stock issued	73	5,335	-	-	5,335
Repurchases of common stock	(4)	(2,484)	-	-	(2,484)
Stock-based compensation expense	-	112,914	-	-	112,914
Balance as of June 30, 2025	47,892	$822,582	$2,411,079	$(23,691)	$3,209,970
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$450,524	$270,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,173	24,569
Amortization of discount on available-for-sale securities	(484)	(2,885)
Gain on deferred compensation plan investments	(7,343)	(4,230)
Deferred taxes, net	(125)	14,496
Stock-based compensation expense	94,282	112,904
Other	(1,102)	29
Changes in operating assets and liabilities:
Accounts receivable	(88,002)	(22,264)
Inventories	(111,194)	(71,018)
Other assets	17,320	83,395
Accounts payable	33,276	36,627
Accrued compensation and related benefits	6,983	15,584
Income tax liabilities	32,640	33,798
Other accrued liabilities	19,211	2,958
Net cash provided by operating activities	478,159	494,024
Cash flows from investing activities:
Purchases of property and equipment	(153,272)	(88,485)
Purchases of investments	(263,797)	(393,010)
Maturities and sales of investments	14,591	211,227
Other	5,621	(3,015)
Net cash used in investing activities	(396,857)	(273,283)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(897)	(1,902)
Proceeds from common stock issued	5,830	5,335
Repurchases of common stock	(4,048)	(3,687)
Dividends and dividend equivalents paid	(179,496)	(135,073)
Net cash used in financing activities	(178,611)	(135,327)
Effect of change in exchange rates	3,591	10,169
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,718)	95,583
Cash, cash equivalents and restricted cash, beginning of period	1,099,521	691,941
Cash, cash equivalents and restricted cash, end of period	$1,005,803	$787,524
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,005,587	$787,382
Restricted cash included in other long-term assets	216	142
Total cash, cash equivalents, and restricted cash	$1,005,803	$787,524
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$88,705	$17,007
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$26,997	$6,108
Liability accrued for dividends and dividend equivalents	$100,326	$77,193
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
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026 from those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
New Accounting Pronouncements Not Yet Adopted as of June 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2027. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

2.  REVENUE RECOGNITION
Revenue from Product Sales
The Company generates revenue primarily from product sales, which include assembled and tested integrated circuits (“ICs”), power modules as well as dies in wafer form. The remaining revenue, which primarily consists of royalty revenue from licensing arrangements with value-added resellers and revenue from wafer testing services performed for third parties, was not significant in any of the periods presented.
The following is a summary of revenue by geographic region based on the direct customers’ ship-to locations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country or Region	2026	2025	2026	2025
China	$501,973	$397,951	$913,126	$761,671
Taiwan	260,487	104,970	442,103	221,311
South Korea	87,887	63,501	169,693	127,865
Southeast Asia	48,960	34,867	89,709	67,573
Europe	34,832	26,497	70,631	51,489
U.S.	26,212	18,127	55,986	33,376
Japan	20,171	18,536	43,355	38,637
Other	120	125	224	206
Total	$980,642	$664,574	$1,784,827	$1,302,128
The Company’s direct customers are primarily third-party distributors and value-added resellers. For each of the three and six months ended June 30, 2026, 88% of the Company’s total sales were made through distribution arrangements. For each of the three and six months ended June 30, 2025, 83% of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and value-added resellers and not the end customers.
The following table summarizes the direct customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Distributor A	28%	25%	27%	25%
Distributor B	15%	17%	15%	18%
Distributor C	*	11%	*	11%
Distributor D	10%	*	*	*
____________________________
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
The following table summarizes the customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

Customer	June 30, 2026	December 31, 2025
Distributor A	33%	35%
Value-added reseller A	20%	*
Distributor B	15%	14%
____________________________
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

3.  STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of June 30, 2026, 3.4 million shares remained available for future issuance under the Amended and Restated 2014 Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,764	$1,913	$3,238	$3,586
Research and development (“R&D”)	12,483	12,469	23,758	24,147
Selling, general and administrative (“SG&A”)	38,937	45,716	67,286	85,171
Total stock-based compensation expense	$53,184	$60,098	$94,282	$112,904
Tax benefit related to stock-based compensation (1)	$606	$703	$1,364	$1,163
____________________________
(1)Amount reflects the tax benefit related to stock-based compensation recorded for equity awards that are expected to generate tax deductions when they vest in future periods. Equity awards granted to the Company’s executive officers are subject to the tax deduction limitations set by Section 162(m) of the Internal Revenue Code.
Restricted Stock Units (“RSUs”)
The Company’s RSUs include time-based RSUs, RSUs with performance conditions (“PSUs”), RSUs with market conditions (“MSUs”), and RSUs with performance and market conditions (“MPSUs”). Vesting of awards with performance conditions or market conditions is subject to the achievement of pre-determined performance or market goals and the approval of such achievement by the Compensation Committee of the Board of Directors (the “Compensation Committee”). All such awards include service conditions which require continued employment with or service to the Company.

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Total Time-based RSUs, PSUs and MSUs
	Number of Shares		Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	771		$535.78
Granted	251	(1)	$1,005.72
Vested	(80)		$430.30
Forfeited	(50)		$571.38
Outstanding at June 30, 2026	892		$687.48
____________________________
(1)Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.
The fair value related to vested RSUs, as of their respective vesting dates, was $25.2 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively. The fair value related to vested RSUs, as of their respective vesting dates, was $100.3 million and $42.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, unamortized compensation expense related to all outstanding RSUs was $350.0 million with a weighted-average remaining recognition period of approximately two years. RSUs generally vest over four years for non-executive employees, three years for executives, and one year for directors serving on the Board of Directors, all subject to continued service to the Company.
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
The 2026 Executive PSUs contain a purchase price feature, which requires the executives to pay the Company up to $300 per share upon vesting of the shares. The $300 purchase price requirement for executives is deemed satisfied and fully waived if the Company’s stock price on the last trading day of the applicable performance period is $300 or more higher than the grant date stock price of $1,164.83. The Company determined the grant date fair value of the 2026 Executive PSUs using a Monte Carlo simulation model with the following assumptions: stock price of $1,164.83, simulation term of three years, expected volatility of 53.39%, risk-free interest rate of 3.60%, and expected dividend yield of 0.69%. There is no illiquidity discount because the awards do not contain any post-vesting sales restrictions.

4.  BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$86,874	$107,801
Work in process	306,554	220,410
Finished goods	282,421	236,438
Total	$675,849	$564,649
Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaids and other	$44,156	$46,982
Other receivables (1)	-	60,000
Total	$44,156	$106,982
____________________________
(1)Other receivables related to an annually refundable deposit made to a supplier under a long-term wafer supply agreement. The deposit was received in the quarter ended March 31, 2026.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred compensation plan assets	$115,366	$107,096
Refundable deposit (1)	40,000	-
Operating lease right-of-use (“ROU”) assets	23,867	24,886
Other	38,046	33,109
Total	$217,279	$165,091
____________________________
(1)The refundable deposit as of June 30, 2026 was for a long-term assembly service agreement.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Dividends and dividend equivalents	$101,683	$81,510
Stock rotation and sales returns	19,197	17,150
Income tax payable	35,606	2,920
Other	65,589	43,550
Total	$222,075	$145,130

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred compensation plan liabilities	$106,014	$103,954
Operating lease liabilities	18,934	19,972
Dividend equivalents	2,563	3,909
Total	$127,511	$127,835
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
The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$257,298	$135,009	$450,524	$270,061

Denominator:
Weighted-average outstanding shares—basic	49,138	47,887	49,118	47,869
Effect of dilutive securities	122	132	133	143
Weighted-average outstanding shares—diluted	49,260	48,019	49,251	48,012

Net income per share:
Basic	$5.24	$2.82	$9.17	$5.64
Diluted	$5.22	$2.81	$9.15	$5.62
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
All significant segment expenses have been captured on the face of the Condensed Consolidated Statements of Operations.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	June 30, 2026	December 31, 2025
China	$432,821	$332,506
U.S.	204,655	165,107
Taiwan	68,477	65,081
Other	68,596	64,995
Total	$774,549	$627,689
7.  COMMITMENTS AND CONTINGENCIES
Product Warranties and Rework
The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. The Company accrues for warranty and rework costs upon evaluation of customer specific claims. Historically, the Company’s warranty obligations and rework costs associated with product-related claims have not been material. The estimated amount of product warranty and rework liabilities was $14.0 million and $10.1 million as of June 30, 2026 and December 31, 2025, respectively.
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
Total estimated future unconditional purchase commitments to all suppliers and other parties as of June 30, 2026 were as follows (in thousands):

2026 (remaining six months)	$256,444
2027	313,075
2028	1,031
2029	486
Total	$571,036
Litigation
The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of June 30, 2026.

8.  CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	June 30, 2026	December 31, 2025
Cash	$771,683	$969,628
Money market funds	233,904	129,674
Certificates of deposit	309,162	157,243
U.S. treasuries and government agency bonds	99,012	-
Auction-rate securities backed by student-loan notes	25	49
Total	$1,413,786	$1,256,594

	June 30, 2026	December 31, 2025
Reported as:
Cash and cash equivalents	$1,005,587	$1,099,302
Short-term investments	408,174	157,243
Investment within other long-term assets	25	49
Total	$1,413,786	$1,256,594
The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of June 30, 2026 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$305,167	$305,120
Due in 1 - 5 years	103,054	103,054
Due in greater than 5 years	25	25
Total	$408,246	$408,199
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
9.  FAIR VALUE MEASUREMENTS
Fair Value Hierarchy
The Company has estimated the fair value of its financial assets by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1—includes instruments with quoted prices in active markets for identical assets.
•Level 2—includes instruments for which the valuations are based upon quoted market prices in active markets involving similar assets or inputs other than quoted prices that are observable for the assets. The market inputs used to value these instruments generally consist of market yields, recently executed transactions, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
•Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis
The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Money market funds	$233,904	$233,904	$-	$-
Certificates of deposit	309,162	-	309,162	-
U.S. treasuries and government agency bonds	99,012	-	99,012	-
Auction-rate securities backed by student-loan notes	25	-	-	25
Mutual funds and money market funds under deferred compensation plan	80,083	80,083	-	-
Total	$722,186	$313,987	$408,174	$25

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$129,674	$129,674	$-	$-
Certificates of deposit	157,243	-	157,243	-
Auction-rate securities backed by student-loan notes	49	-	-	49
Mutual funds and money market funds under deferred compensation plan	75,484	75,484	-	-
Total	$362,450	$205,158	$157,243	$49
10.  DEFERRED COMPENSATION PLAN
The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$35,283	$31,612
Fair value of mutual funds and money market funds	80,083	75,484
Total	$115,366	$107,096

Deferred compensation plan assets reported in:
Other long-term assets	$115,366	$107,096

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$6,795	$3,707
Other long-term liabilities	106,014	103,954
Total	$112,809	$107,661

11.  OTHER INCOME, NET
The components of other income, net, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$8,322	$6,043	$16,263	$11,740
Gain on deferred compensation plan investments	8,931	5,580	7,343	4,230
Amortization of discount on available-for-sale securities	484	2,117	484	2,885
Charitable commitments	-	(900)	(900)	(900)
Other	98	(620)	675	(604)
Total	$17,835	$12,220	$23,865	$17,351
12.  INCOME TAXES
The income tax expense for the three and six months ended June 30, 2026 was $64.4 million and $118.4 million, respectively, or an effective tax rate of 20.0% and 20.8%, respectively. The income tax expense for the three and six months ended June 30, 2025 was $42.0 million and $80.8 million, respectively, or an effective tax rate of 23.7% and 23.0%, respectively. The reduction in rates from the comparable periods was primarily due to the impact of higher non-deductible stock-based compensation reported in the periods in 2025 than in 2026.
13.  STOCKHOLDERS’ EQUITY
Cash Dividend Program
The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends for the periods presented (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividend declared per share	$2.00	$1.56	$4.00	$3.12
Total amount	$98,285	$74,711	$196,543	$149,399
As of June 30, 2026 and December 31, 2025, accrued dividends totaled $98.3 million and $76.0 million, respectively.
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
Cash Dividend Equivalent Rights
The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees after the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of June 30, 2026 and December 31, 2025, accrued dividend equivalents totaled $6.0 million and $9.4 million, respectively.
Stock Repurchase Program
In February 2025, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. Shares are retired upon repurchase. The Company repurchased 3,000 shares of its common stock for an aggregate purchase price of $4.0 million during the three and six months ended June 30, 2026. The Company repurchased 4,000 shares of its common stock for an aggregate purchase price of $2.6 million during the three and six months ended June 30, 2025.
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
14. SUBSEQUENT EVENTS

MPSU Awards

In July 2026, the Compensation Committee approved MPSU grants to the Company’s executive officers and over 2,000 non-executive employees. The employees and executive officers can earn up to approximately 697,000 shares based on achievement of certain performance and market conditions as measured through July 2029. The MPSUs granted to executive officers include a holding period in the event the vesting conditions are met prior to July 2029. The MPSUs granted to non-executive employees include a time-based vesting condition of up to three years after July 2029. The fair value of the MPSUs will be estimated using the Monte Carlo valuation simulation model that incorporates various assumptions, including expected volatility, risk-free interest rate, expected dividend yield, illiquidity discount rate, and probability assessment results of the performance conditions. The Company will perform the probability assessment on a quarterly basis beginning with the quarter ending September 30, 2026.

Share Repurchase Program

In July 2026, the Board of Directors approved an additional $500.0 million to the stock repurchase program initially approved in 2025.

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
•the above-average industry growth of product and market areas that we have targeted;
•our plans to increase revenue and our manufacturing capacity in a diversified way across regions and through the introduction of new products within our existing product families as well as in new product categories and families;
•our mission statement to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future;
•the effects of macroeconomic factors, global economic uncertainties, current and potential global conflicts and global tariffs, export controls and retaliatory measures on the semiconductor industry and our business;
•the effect of changes in laws or economic policies in China or the U.S.;
•the effect that liquidity of our investments has on our capital resources;
•the continuing application of our products in the storage and computing, enterprise data, automotive, industrial, communications and consumer end markets;
•estimates of our future liquidity requirements and the sufficiency of our cash, cash equivalents and short-term investments to operate our business;
•the cyclical nature of the semiconductor industry;
•our belief that we may incur significant legal expenses that vary with the level of activity in each of our current or future legal proceedings;
•expectations regarding protection of our proprietary technology;
•our business outlook for the remainder of 2026 and beyond;
•the factors that we believe will impact our business, operations and financial condition, as well as our ability to achieve revenue growth;
•the expected percentage of our total revenue from various end markets;
•our ability to identify, acquire and integrate companies, businesses and products, and achieve the anticipated benefits from such acquisitions and integrations;
•the expected impact of various U.S. and international tax laws and regulations on our income tax provision, financial position and cash flows;
•our plan to repatriate cash from our foreign subsidiaries;
•our ability to fulfill our customers’ evolving needs, enter new market segments and obtain design wins;
•our ability to forecast demand accurately and align inventory levels accordingly;
•our ability to develop and leverage process technologies as key strategic components of our future growth;
•our expectation to capitalize on the length of product life cycles to reduce manufacturing intensity and related emissions;
•our ability to recruit and retain application and design engineering personnel;

•our expectation to continue devoting significant resources to research and development including related increased expenses;
•our ability to engage additional supply chain partners to support future growth and to leverage a diversified and resilient supply chain to reduce exposure to trade- and tariff-related risks;
•our intention and ability to execute our stock repurchase program and pay cash dividends and dividend equivalents;
•the factors that differentiate us from our competitors; and
•our ability to timely and adequately remediate our material weakness.
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
We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to direct customers in Asia was 94% and 93% of our total revenue for the three months ended June 30, 2026 and 2025, respectively. Our revenue from sales to direct customers in Asia was 93% of our total revenue for each of the six months ended June 30, 2026 and 2025. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

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
We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. For the three months ended June 30, 2026 and through the date we filed this Quarterly Report on Form 10-Q, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs, trade regulations or retaliatory measures or announcements regarding the same that affect us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, but there can be no assurance we will be successful. We are committed to complying with all applicable trade laws, regulations and other requirements.
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
There have been no material changes during the six months ended June 30, 2026 to our critical accounting estimates from the information provided in the “Critical Accounting Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(In thousands, except percentages)
Revenue	$980,642	100.0%	$664,574	100.0%	$1,784,827	100.0%	$1,302,128	100.0%
Cost of revenue	439,572	44.8	298,558	44.9	798,692	44.7	582,882	44.8
Gross profit	541,070	55.2	366,016	55.1	986,135	55.3	719,246	55.2
Operating expenses:
Research and development	118,618	12.1	96,266	14.5	219,184	12.4	188,493	14.5
Selling, general and administrative	118,558	12.1	104,992	15.8	221,905	12.4	197,236	15.1
Total operating expenses	237,176	24.2	201,258	30.3	441,089	24.8	385,729	29.6
Operating income	303,894	31.0	164,758	24.8	545,046	30.5	333,517	25.6
Other income, net	17,835	1.8	12,220	1.8	23,865	1.4	17,351	1.3
Income before income taxes	321,729	32.8	176,978	26.6	568,911	31.9	350,868	26.9
Income tax expense	64,431	6.6	41,969	6.3	118,387	6.7	80,807	6.2
Net income	$257,298	26.2%	$135,009	20.3%	$450,524	25.2%	$270,061	20.7%

Revenue
The following table summarizes our revenue by end market for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
End Market	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$380,561	38.8%	$143,964	21.7%	$643,384	36.0%	$276,888	21.3%
Storage and Computing	199,830	20.4	195,320	29.4	374,224	21.0	383,831	29.5
Automotive	157,068	16.0	145,132	21.8	309,414	17.3	290,036	22.3
Communications	131,571	13.4	73,783	11.1	243,028	13.6	145,454	11.2
Consumer	56,805	5.8	59,663	9.0	111,345	6.2	116,610	8.9
Industrial	54,807	5.6	46,712	7.0	103,432	5.8	89,309	6.8
Total	$980,642	100.0%	$664,574	100.0%	$1,784,827	100.0%	$1,302,128	100.0%
Revenue for the three months ended June 30, 2026 was $980.6 million, an increase of $316.1 million, or 47.6%, from $664.6 million for the three months ended June 30, 2025. The increase in revenue was primarily due to increased demand for products serving our enterprise data and communications end markets. In addition, a higher product mix of power solutions, which generally carry higher average selling prices than discrete ICs, also contributed to the increase in year over year revenue.
By end market, second quarter 2026 revenue for the enterprise data end market increased $236.6 million, or 164.3%, from the same period in 2025. This increase was primarily due to higher sales of power management solutions for artificial intelligence (“AI”) and server applications. Revenue from the storage and computing end market of $199.8 million increased $4.5 million, or 2.3%, from the same period in 2025. Second quarter 2026 automotive end market revenue of $157.1 million increased $11.9 million, or 8.2%, from the same period in 2025 due to higher sales of applications supporting infotainment and lighting systems. Communications end market revenue of $131.6 million increased $57.8 million, or 78.3%, from the same period in 2025 due to higher sales of power solutions for optical modules and switches. Second quarter 2026 consumer end market revenue decreased $2.9 million, or 4.8%, from the same period in 2025. Revenue of $54.8 million from the industrial end market increased $8.1 million, or 17.3%, from the same period in 2025.
Revenue for the six months ended June 30, 2026 was $1,784.8 million, an increase of $482.7 million, or 37.1%, from $1,302.1 million for the six months ended June 30, 2025. The increase in revenue was primarily due to increased demand for products serving our enterprise data and communications end markets. In addition, a higher product mix of power solutions, which generally carry higher average selling prices than discrete ICs, also contributed to the increase in year over year revenue.
For the six months ended June 30, 2026, revenue for enterprise data end market increased $366.5 million, or 132.4%, from the same period in 2025. This increase was primarily due to higher sales of power management solutions for artificial intelligence (“AI”) and server applications. Revenue from the storage and computing end market of $374.2 million decreased $9.6 million, or 2.5%, from the same period in 2025. For the six months ended June 30, 2026, automotive revenue of $309.4 million increased $19.4 million, or 6.7%, from the same period in 2025 due to higher sales of applications supporting infotainment and lighting systems. Communications end market revenue of $243.0 million increased $97.6 million, or 67.1%, from the same period in 2025 due to higher sales of power solutions for optical modules and switches. For the six months ended June 30, 2026, consumer end market revenue decreased $5.3 million, or 4.5%, from the same period in 2025. Revenue of $103.4 million from the industrial end market increased $14.1 million, or 15.8%, from the same period in 2025. This increase was primarily due to higher sales for power sources.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Cost of revenue	$439,572	$298,558	$798,692	$582,882
As a percentage of revenue	44.8%	44.9%	44.7%	44.8%
Gross profit	$541,070	$366,016	$986,135	$719,246
Gross margin	55.2%	55.1%	55.3%	55.2%
Cost of revenue was $439.6 million, or 44.8% of revenue, for the three months ended June 30, 2026, and $298.6 million, or 44.9% of revenue, for the three months ended June 30, 2025. The $141.0 million increase in cost of revenue was primarily driven by higher shipment volume and product mix.
Gross margin was 55.2% for the three months ended June 30, 2026, compared with 55.1% for the three months ended June 30, 2025.
Cost of revenue was $798.7 million, or 44.7% of revenue, for the six months ended June 30, 2026, and $582.9 million, or 44.8% of revenue, for the six months ended June 30, 2025. The $215.8 million increase in cost of revenue was primarily driven by higher shipment volume and product mix.
Gross margin was 55.3% for the six months ended June 30, 2026, compared with 55.2% for the six months ended June 30, 2025.
Research and Development
R&D expenses primarily consist of cash-based compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facilities costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
R&D expenses	$118,618	$96,266	$219,184	$188,493
As a percentage of revenue	12.1%	14.5%	12.4%	14.5%
R&D expenses were $118.6 million, or 12.1% of revenue, for the three months ended June 30, 2026, and $96.3 million, or 14.5% of revenue, for the three months ended June 30, 2025. The $22.3 million increase in R&D expenses was primarily due to an $11.2 million increase in cash-based compensation and benefits, a $6.6 million increase in new product development expenses, and a $1.3 million increase in facilities costs.
R&D expenses were $219.2 million, or 12.4% of revenue, for the six months ended June 30, 2026, and $188.5 million, or 14.5% of revenue, for the six months ended June 30, 2025. The $30.7 million increase in R&D expenses was primarily due to a $15.5 million increase in cash-based compensation and benefits, a $5.7 million increase in new product development expenses, a $2.6 million increase in facilities costs, and a $2.2 million increase in laboratory and other supplies.

Selling, General and Administrative
SG&A expenses primarily include cash-based compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third-party service fees and legal expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
SG&A expenses	$118,558	$104,992	$221,905	$197,236
As a percentage of revenue	12.1%	15.8%	12.4%	15.1%
SG&A expenses were $118.6 million, or 12.1% of revenue, for the three months ended June 30, 2026, and $105.0 million, or 15.8% of revenue, for the three months ended June 30, 2025. The $13.6 million increase in SG&A expenses was primarily driven by an $11.5 million increase in cash-based compensation and benefits and a $5.7 million increase in legal expenses, partially offset by a $6.8 million decrease in stock-based compensation.
SG&A expenses were $221.9 million, or 12.4% of revenue, for the six months ended June 30, 2026, and $197.2 million, or 15.1% of revenue, for the six months ended June 30, 2025. The $24.7 million increase in SG&A expenses was primarily driven by a $21.4 million increase in cash-based compensation and benefits, a $10.1 million increase in legal expenses, a $5.1 million increase in employer payroll taxes related to vested equity awards, and a $1.6 million increase in software licensing fees, partially offset by a $17.9 million decrease in stock-based compensation.
Other Income, Net
Other income, net, was $17.8 million for the three months ended June 30, 2026, compared with $12.2 million for the three months ended June 30, 2025. The increase in other income, net was primarily due to $3.4 million related to changes in the value of the deferred compensation plan investments.
Other income, net, was $23.9 million for the six months ended June 30, 2026, compared with $17.4 million for the six months ended June 30, 2025. The increase in other income, net was primarily due to an increase of $4.5 million in interest income and $3.1 million related to changes in the value of the deferred compensation plan investments, partially offset by a decrease of $2.4 million in income associated with the amortization of the discount on available-for-sale securities.
Income Tax Expense
The income tax expense for the three and six months ended June 30, 2026 was $64.4 million and $118.4 million, respectively, or an effective tax rate of 20.0% and 20.8%, respectively. The income tax expense for the three and six months ended June 30, 2025 was $42.0 million and $80.8 million, respectively, or an effective tax rate of 23.7% and 23.0%, respectively. The reduction in rates from the comparable periods was primarily due to the impact of higher non-deductible stock-based compensation reported in the periods in 2025 than in 2026.

Liquidity and Capital Resources

	June 30,	December 31,
	2026	2025
	(In thousands, except percentages)
Cash and cash equivalents	$1,005,587	$1,099,302
Short-term investments	408,174	157,243
Total cash, cash equivalents and short-term investments	$1,413,761	$1,256,545
Percentage of total assets	30.2%	30.0%

Total current assets	$2,477,386	$2,183,802
Total current liabilities	(497,934)	(369,365)
Working capital	$1,979,452	$1,814,437
As of June 30, 2026, we had cash and cash equivalents of $1,005.6 million and short-term investments of $408.2 million, compared with cash and cash equivalents of $1,099.3 million and short-term investments of $157.2 million as of December 31, 2025. As of June 30, 2026, $659.5 million of cash and cash equivalents and $309.2 million of short-term investments were held by our foreign subsidiaries. For the six months ended June 30, 2026, we repatriated $140 million from certain foreign subsidiaries to the U.S. with minimal tax impact. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.
Summary of Cash Flows
The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$478,159	$494,024
Net cash used in investing activities	(396,857)	(273,283)
Net cash used in financing activities	(178,611)	(135,327)
Effect of change in exchange rates	3,591	10,169
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,718)	$95,583
For the six months ended June 30, 2026, the $15.9 million decrease in net cash provided by operating activities, compared to the same period in 2025, was primarily due to an overall increase in working capital needs.
For the six months ended June 30, 2026, the $123.6 million increase in net cash used in investing activities, compared to the same period in 2025, was primarily due to $67.4 million higher net purchases of investments and $64.8 million higher net purchases of property and equipment.
For the six months ended June 30, 2026, the $43.3 million increase in net cash used in financing activities, compared to the same period in 2025, was primarily due to an increase of $44.4 million in dividend and dividend equivalent payments.
Cash Requirements
Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding the same, and many other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,413.8 million as of June 30, 2026, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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
As of June 30, 2026, total estimated future unconditional purchase commitments to all suppliers and other parties were $571.0 million, of which $542.1 million was due within a year.
Capital Return to Stockholders
In February 2025, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 3,000 shares of our common stock for an aggregate purchase price of $4.0 million during the three and six months ended June 30, 2026. As of June 30, 2026, $489.3 million remained available for future repurchases under the program. In July 2026, our Board of Directors increased the authorized amount of the repurchase program by an additional $500.0 million.
We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of June 30, 2026, accrued dividends totaled $98.3 million.
The declaration of any future cash dividends and stock repurchases under the stock repurchase program are at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, business conditions and other factors that our Board of Directors may deem relevant, as well as a determination that cash dividends and stock repurchases under the stock repurchase program are in the best interests of our stockholders.

Other Long-Term Obligations
Other long-term obligations primarily include deferred compensation plan liabilities and accrued dividend equivalents. As of June 30, 2026, these obligations totaled $108.6 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. During the three and six months ended June 30, 2026, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2025.
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
Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, during the year-end financial reporting process for fiscal year 2025, a material weakness was identified in internal control over financial reporting related to the accounting for deferred income taxes. We engaged third-party tax service providers in connection with the original determination of the accounting for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. Nevertheless, the internal controls in place with respect to the review of the calculation of deferred income taxes and the related income tax expense (benefit) were not designed appropriately or operating effectively as of December 31, 2025. The material weakness in internal control over financial reporting was not remediated as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation measures related to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information and management assessment, we do not believe that a material loss from known matters is probable as of June 30, 2026.

On February 4, 2025, a class action lawsuit was filed against us and certain of our executives. The lawsuit is captioned Waterford Twp. Gen. Emps. Ret. Sys. v. Monolithic Power Systems, Inc., et al., No. 25-cv-220 (W.D. Wash.) (the “Securities Action”) and alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions relating to our business. We believe the lawsuit is meritless and currently intend to defend against it vigorously. Related to the Securities Action, shareholder derivative suits were also filed, against certain current – and former – directors and executives, alleging breaches of their fiduciary duties. One shareholder derivative suit has been filed under the caption Moore v. Hsing, et al., No. 26-cv-80720 (S.D. Fla.), filed on June 16, 2026, and the two other shareholder derivative suits have been consolidated under the caption Miller v. Hsing, et al., No. 25-cv-527 (W.D. Wash.), filed on March 26, 2025 (collectively, the “Derivative Litigation”). The Securities Action and Derivative Litigation seek unspecified amounts of damages and/or attorneys’ fees and other relief. The Derivative Litigation is stayed pending developments in the Securities Action.

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
In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. Shares are retired upon repurchase. We repurchased 3,000 shares of our common stock for an aggregate purchase price of $4.0 million during the three months ended June 30, 2026.
The following table represents details of our stock repurchase transactions during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
May 1, 2026 - May 31, 2026	1	$1,566.81	1	$492,055
June 1, 2026 - June 30, 2026	2	$1,445.69	2	$489,318
Total	3	$1,482.83	3

In July 2026, the Board of Directors increased the authorized amount of the repurchase program by an additional $500.0 million.
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
The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2026:

Name and Title	Adoption Date	Plan Duration	Intended Sale Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	May 19, 2026	Through May 19, 2027	Up to 80,000
Michael Hsing, President, Chief Executive Officer and Director	May 29, 2026	Through May 29, 2027	Up to 60,000
Saria Tseng, Executive Vice President, Strategic Corporate Development, General Counsel and Corporate Secretary	May 29, 2026	Through May 29, 2027	Up to 75,409
The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2026:

Name and Title	Termination Date	Original Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	May 6, 2026	Through February 19, 2027	Up to 120,000	-
During the three months ended June 30, 2026, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

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
____________________________
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

Dated: August 5, 2026
	By:	/s/ Robert Dean
Robert Dean
Interim Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)