Form 10-Q
period 2026-09-30
MONOLITHIC POWER SYSTEMS, INC.
filed 2026-11-03
CIK 1280452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 48,768,000 shares of the registrant’s common stock issued and outstanding as of October 27, 2026.

MONOLITHIC POWER SYSTEMS, INC.
Form 10-Q
For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value; unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$560,544	$1,099,302
Short-term investments	530,690	157,243
Accounts receivable, net	461,633	255,626
Inventories	764,879	564,649
Other current assets	54,024	106,982
Total current assets	2,371,770	2,183,802
Property and equipment, net	821,573	627,689
Acquisition-related intangible assets, net	7,929	8,790
Goodwill	25,944	25,944
Deferred tax assets, net	1,183,003	1,182,883
Other long-term assets	262,362	165,091
Total assets	$4,672,581	$4,194,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,469	$138,272
Accrued compensation and related benefits	136,528	85,963
Other accrued liabilities	267,657	145,130
Total current liabilities	640,654	369,365
Income tax liabilities	75,022	75,022
Deferred tax liabilities	90,316	90,480
Other long-term liabilities	132,849	127,835
Total liabilities	938,841	662,702
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.001 par value; shares authorized: 150,000; shares issued and outstanding: 48,792 and 48,709, respectively	690,429	936,998
Retained earnings	3,034,058	2,609,651
Accumulated other comprehensive income (loss)	9,253	(15,152)
Total stockholders’ equity	3,733,740	3,531,497
Total liabilities and stockholders’ equity	$4,672,581	$4,194,199
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,202,409	$737,176	$2,987,236	$2,039,304
Cost of revenue	536,870	330,948	1,335,562	913,830
Gross profit	665,539	406,228	1,651,674	1,125,474
Operating expenses:
Research and development	140,581	98,173	359,765	286,666
Selling, general and administrative	167,271	112,872	389,176	310,108
Total operating expenses	307,852	211,045	748,941	596,774
Operating income	357,687	195,183	902,733	528,700
Other income, net	8,936	10,392	32,801	27,743
Income before income taxes	366,623	205,575	935,534	556,443
Income tax expense	95,556	25,809	213,943	106,616
Net income	$271,067	$179,766	$721,591	$449,827

Net income per share:
Basic	$5.53	$3.75	$14.70	$9.40
Diluted	$5.51	$3.74	$14.66	$9.37
Weighted-average shares outstanding:
Basic	49,052	47,898	49,097	47,879
Diluted	49,184	48,042	49,230	48,022
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$271,067	$179,766	$721,591	$449,827
Other comprehensive income, net of tax
Foreign currency translation adjustments	8,781	919	24,476	25,692
Net change in unrealized gains and losses on available-for-sale securities	(37)	69	(71)	116
Other comprehensive income, net of tax	8,744	988	24,405	25,808
Comprehensive income	$279,811	$180,754	$745,996	$475,635
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per-share amounts; unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Three Months Ended September 30, 2026	Shares	Amount
Balance as of July 1, 2026	49,142	$1,033,062	$2,861,853	$509	$3,895,424
Net income	-	-	271,067	-	271,067
Other comprehensive income	-	-	-	8,744	8,744
Dividends and dividend equivalents declared ($2.00 per share)	-	-	(98,862)	-	(98,862)
Common stock issued	12	4,825	-	-	4,825
Repurchases of common stock	(362)	(453,432)	-	-	(453,432)
Stock-based compensation expense	-	105,974	-	-	105,974
Balance as of September 30, 2026	48,792	$690,429	$3,034,058	$9,253	$3,733,740

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount
Balance as of July 1, 2025	47,892	$822,582	$2,411,079	$(23,691)	$3,209,970
Net income	-	-	179,766	-	179,766
Other comprehensive income	-	-	-	988	988
Dividends and dividend equivalents declared ($1.56 per share)	-	-	(75,924)	-	(75,924)
Common stock issued	15	3,885	-	-	3,885
Repurchases of common stock	(2)	(2,017)	-	-	(2,017)
Stock-based compensation expense	-	60,673	-	-	60,673
Balance as of September 30, 2025	47,905	$885,123	$2,514,921	$(22,703)	$3,377,341
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per-share amounts; unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2026	Shares	Amount
Balance as of January 1, 2026	48,709	$936,998	$2,609,651	$(15,152)	$3,531,497
Net income	-	-	721,591	-	721,591
Other comprehensive income	-	-	-	24,405	24,405
Dividends and dividend equivalents declared ($6.00 per share)	-	-	(297,184)	-	(297,184)
Common stock issued	448	10,656	-	-	10,656
Repurchases of common stock	(365)	(457,481)	-	-	(457,481)
Stock-based compensation expense	-	200,256	-	-	200,256
Balance as of September 30, 2026	48,792	$690,429	$3,034,058	$9,253	$3,733,740

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount
Balance as of January 1, 2025	47,823	$706,817	$2,292,819	$(48,511)	$2,951,125
Net income	-	-	449,827	-	449,827
Other comprehensive income	-	-	-	25,808	25,808
Dividends and dividend equivalents declared ($4.68 per share)	-	-	(227,725)	-	(227,725)
Common stock issued	88	9,220	-	-	9,220
Repurchases of common stock	(6)	(4,501)	-	-	(4,501)
Stock-based compensation expense	-	173,587	-	-	173,587
Balance as of September 30, 2025	47,905	$885,123	$2,514,921	$(22,703)	$3,377,341
See accompanying notes to unaudited condensed consolidated financial statements.

MONOLITHIC POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$721,591	$449,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,000	38,270
Amortization of discount on available-for-sale securities	(2,918)	(3,894)
Gain on deferred compensation plan investments	(6,988)	(8,023)
Deferred taxes, net	(260)	22,700
Stock-based compensation expense	200,256	173,581
Other	(1,441)	(390)
Changes in operating assets and liabilities:
Accounts receivable	(206,017)	(69,033)
Inventories	(200,220)	(86,057)
Other assets	(35,412)	73,172
Accounts payable	95,512	33,901
Accrued compensation and related benefits	49,002	33,866
Income tax liabilities	64,023	53,684
Other accrued liabilities	39,946	21,688
Net cash provided by operating activities	768,074	733,292
Cash flows from investing activities:
Purchases of property and equipment	(222,609)	(131,000)
Purchases of investments	(392,579)	(395,533)
Maturities and sales of investments	24,705	384,640
Other	5,342	(3,825)
Net cash used in investing activities	(585,141)	(145,718)
Cash flows from financing activities:
Property and equipment purchased on extended payment terms	(2,623)	(2,106)
Proceeds from common stock issued	10,656	9,220
Repurchases of common stock	(457,481)	(5,703)
Dividends and dividend equivalents paid	(277,996)	(209,978)
Net cash used in financing activities	(727,444)	(208,567)
Effect of change in exchange rates	5,746	10,445
Net increase (decrease) in cash, cash equivalents and restricted cash	(538,765)	389,452
Cash, cash equivalents and restricted cash, beginning of period	1,099,521	691,941
Cash, cash equivalents and restricted cash, end of period	$560,756	$1,081,393
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$560,544	$1,081,251
Restricted cash included in other long-term assets	212	142
Total cash, cash equivalents, and restricted cash	$560,756	$1,081,393
Supplemental disclosures for cash flow information:
Cash paid for income taxes, net	$154,758	$21,968
Non-cash investing and financing activities:
Liability accrued for property and equipment purchases	$16,961	$11,701
Liability accrued for dividends and dividend equivalents	$100,915	$78,407
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
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2026 from those described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
New Accounting Pronouncements Not Yet Adopted as of September 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide more detailed information about the types of expenses in commonly presented expense captions. The Company will adopt this standard in its Form 10-K for the fiscal year ending December 31, 2027. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

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
The following is a summary of revenue by geographic region based on the direct customers’ ship-to locations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country or Region	2026	2025	2026	2025
China	$585,377	$393,837	$1,498,503	$1,155,508
Taiwan	376,488	155,978	818,591	377,289
South Korea	82,771	62,882	252,464	190,747
Southeast Asia	48,884	39,023	138,593	106,596
Europe	47,155	33,577	117,786	85,066
U.S.	36,017	29,937	92,003	63,313
Japan	25,541	21,779	68,896	60,416
Other	176	163	400	369
Total	$1,202,409	$737,176	$2,987,236	$2,039,304
The Company’s direct customers are primarily third-party distributors and value-added resellers. For the three months ended September 30, 2026 and 2025, 91% and 85%, respectively, of the Company’s total sales were made through distribution arrangements. For the nine months ended September 30, 2026 and 2025, 89% and 84%, respectively, of the Company’s total sales were made through distribution arrangements. These distribution arrangements contain enforceable rights and obligations specific to those distributors and value-added resellers and not the end customers.
The following table summarizes the direct customers with sales equal to 10% or more of the Company’s total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Distributor A	32%	26%	29%	25%
Distributor B	16%	18%	15%	18%
Distributor C	*	*	*	10%
Distributor D	11%	*	10%	*
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
The following table summarizes the customers with accounts receivable equal to 10% or more of the Company’s total accounts receivable:

Customer	September 30, 2026	December 31, 2025
Distributor A	42%	35%
Value-added reseller A	19%	*
Distributor B	14%	14%
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

3.  STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
In April 2013, the Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which the Company’s stockholders approved in June 2013. In October 2014, the Board of Directors approved certain amendments to the 2014 Plan. The amended 2014 Plan became effective on November 13, 2014 and provided for the issuance of up to 5.5 million shares. In April 2020, the Board of Directors further amended and restated the amended 2014 Plan (the “Amended and Restated 2014 Plan”), which the Company’s stockholders approved in June 2020. The Amended and Restated 2014 Plan became effective on June 11, 2020 and provides for the issuance of up to 10.5 million shares. The Amended and Restated 2014 Plan will cease being available for new awards on June 11, 2030. As of September 30, 2026, 2.7 million shares remained available for future issuance under the Amended and Restated 2014 Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$3,701	$1,916	$6,939	$5,502
Research and development (“R&D”)	24,344	12,578	48,102	36,725
Selling, general and administrative (“SG&A”)	77,929	46,183	145,215	131,354
Total stock-based compensation expense	$105,974	$60,677	$200,256	$173,581
Tax benefit related to stock-based compensation (1)	$1,278	$756	$2,643	$1,919
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

A summary of RSU activity is presented in the table below (in thousands, except per-share amounts):

	Total Time-based RSUs, PSUs, MSUs and MPSUs
	Number of Shares		Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	771		$535.78
Granted	948	(1)	$875.43
Vested	(88)		$448.03
Forfeited	(54)		$586.63
Outstanding at September 30, 2026	1,577		$747.94
____________________________
(1)Amount reflects the number of awards that may ultimately be earned based on management’s probability assessment of the achievement of performance conditions at each reporting period.
The fair value related to vested RSUs, as of their respective vesting dates, was $10.5 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively. The fair value related to vested RSUs, as of their respective vesting dates, was $110.9 million and $49.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unamortized compensation expense related to all outstanding RSUs was $815.9 million with a weighted-average remaining recognition period of approximately three years. RSUs generally vest over four years for non-executive employees, three years for executives, and one year for directors serving on the Board of Directors, all subject to continued service to the Company.
2026 MPSUs:

In July 2026, the Compensation Committee granted 60,000 MPSUs to approximately 2,100 non-executive employees, which represents a target number of shares that can be earned based on the achievement of both market and performance conditions (“2026 Non-Executive MPSUs”). The number of shares that an employee can earn is up to 500% of the employee’s target number of the 2026 Non-Executive MPSUs based on the market conditions. The market conditions consist of five stock price targets ranging from $1,936.56 to $2,766.52, each applicable to a tranche equal to the employee’s target number of 2026 Non-Executive MPSUs. The market conditions further include simultaneous total stockholder return percentile ranking at or above the 50th percentile relative to constituent entities in the Philadelphia Semiconductor Sector Index (the “PHLX Index”). The measurements for market conditions are based on a 90-consecutive-trading-day average closing price. The performance conditions consist of a revenue goal and a manufacturing capacity goal. The market conditions and the performance conditions have to be achieved within three years from the grant date for the awards to vest. The number of shares earned is based on the achievement of these market and performance conditions, and will vest in equal installments on the first, second, and third anniversaries after the end of the three-year performance period, subject to continued service to the Company. The 2026 Non-Executive MPSUs do not have post-vesting sales restrictions.

The Company determined the grant date fair value of the 2026 Non-Executive MPSUs using a Monte Carlo simulation model with the following assumptions: stock price of $1,383.26, simulation term of three years, expected volatility of 54.81%, risk-free interest rate of 4.26%, and expected dividend yield of 0.58%. The model further utilized correlation coefficients of peer companies of 0.59 to 0.89. The correlation coefficients were based on peer companies in the PHLX Index as an aggregate benchmark for determining the market-based total stockholder return component. Assuming the performance conditions are achieved by the end of the three-year period, the total stock-based compensation cost for the 2026 Non-Executive MPSUs is $256.7 million.

In July 2026, the Compensation Committee also granted 80,000 MPSUs to executive officers, which represents a target number of shares that can be earned based on the achievement of both market and performance conditions (“2026 Executive MPSUs”). The number of shares that an executive can earn is up to 500% of the executive’s target number of the 2026 Executive MPSUs. The market conditions and the performance conditions are the same as the conditions applicable to the 2026 Non-Executive MPSUs. The earned tranche(s) will vest on the date on which the corresponding market and performance conditions for the tranche(s) are achieved, subject to continued service through such date. Vested shares will be subject to post-vesting sales restrictions through the end of the three-year performance period.

The grant date fair value for the 2026 Executive MPSUs is also determined using a Monte Carlo simulation model with the same assumptions as the 2026 Non-Executive MPSUs. In addition, the model for the 2026 Executive MPSUs includes an illiquidity discount ranging from 0% to 8.97%, depending on the applicable holding period that may be in effect post-vesting. Considering the illiquidity discount and assuming performance conditions are achieved by the end of the three-year period, the total stock-based compensation cost for the 2026 Executive MPSUs is in the range of $312.1 million to $342.9 million.

2026 Executive PSUs:
In February 2026, the Compensation Committee granted 42,000 PSUs to executive officers, which represents a target number of shares that can be earned based on the degree of achievement of two sets of independent performance goals (the “2026 Executive PSUs”). For the first goal, the executive officers can earn up to 300% of the target number of the 2026 Executive PSUs based on the achievement of the Company’s three-year (2026 through 2028) average revenue growth rate in excess of the analog industry’s three-year average revenue growth rate as published by the Semiconductor Industry Association (the “SIA”). For the second goal, the executive officers can earn up to 200% of the target number of the 2026 Executive PSUs if the Company secures manufacturing capacity that can support a specified level of annual revenue at the end of the three-year performance period. For both goals, a percentage of the 2026 Executive PSUs will fully vest on December 31, 2028, depending on the degree to which the pre-determined goals are met during the performance period. Assuming the achievement of the highest level of the performance goals, the total stock-based compensation cost for the 2026 Executive PSUs will be $208.2 million.
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
4.  BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$79,448	$107,801
Work in process	401,609	220,410
Finished goods	283,822	236,438
Total	$764,879	$564,649
Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaids and other	$54,024	$46,982
Other receivables (1)	-	60,000
Total	$54,024	$106,982
____________________________
(1)Other receivables related to an annually refundable deposit made to a supplier under a long-term wafer supply agreement. The deposit was received in the quarter ended March 31, 2026.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred compensation plan assets	$115,327	$107,096
Refundable deposit (1)	80,000	-
Operating lease right-of-use (“ROU”) assets	26,840	24,886
Other	40,195	33,109
Total	$262,362	$165,091
____________________________
(1)The refundable deposit as of September 30, 2026 was made for long-term assembly service and production capacity agreements.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Dividends and dividend equivalents	$101,375	$81,510
Stock rotation and sales returns	31,960	17,150
Income tax payable	66,980	2,920
Other	67,342	43,550
Total	$267,657	$145,130
As of September 30, 2026, stock rotation and sales returns included a $25.8 million stock rotation reserve, compared with a $15.0 million reserve as of December 31, 2025. The change in the reserve is affected by the timing of customer returns and the level of inventory in the distribution channel.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred compensation plan liabilities	$108,246	$103,954
Operating lease liabilities	21,371	19,972
Dividend equivalents	3,232	3,909
Total	$132,849	$127,835
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

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$271,067	$179,766	$721,591	$449,827

Denominator:
Weighted-average outstanding shares—basic	49,052	47,898	49,097	47,879
Effect of dilutive securities	132	144	133	143
Weighted-average outstanding shares—diluted	49,184	48,042	49,230	48,022

Net income per share:
Basic	$5.53	$3.75	$14.70	$9.40
Diluted	$5.51	$3.74	$14.66	$9.37
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
All significant segment expenses have been captured on the face of the Condensed Consolidated Statements of Operations.
The following is a summary of long-lived assets by geographic region (in thousands):

Country	September 30, 2026	December 31, 2025
China	$477,681	$332,506
U.S.	204,495	165,107
Taiwan	69,721	65,081
Other	69,676	64,995
Total	$821,573	$627,689
7.  COMMITMENTS AND CONTINGENCIES
Product Warranties and Rework
The Company generally provides either a one- or two-year warranty against defects in materials and workmanship and will repair the products, provide replacements at no charge to customers or issue a refund. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. The Company accrues for warranty and rework costs upon evaluation of specific customer claims. Historically, the Company’s warranty obligations and rework costs associated with product-

related claims have not been material. The estimated amount of product warranty and rework liabilities was $13.3 million and $10.1 million as of September 30, 2026 and December 31, 2025, respectively.
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
Total estimated future unconditional purchase commitments to all suppliers and other parties as of September 30, 2026 were as follows (in thousands):

2026 (remaining three months)	$355,891
2027	410,427
2028	486
2029	486
Total	$767,290
Litigation
The Company is a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of its intellectual property, claims that the Company’s products infringe on the intellectual property rights of others, and employment matters. The Company is also subject to litigation initiated by its stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The Company defends itself vigorously against any such claims. Based on current information, the Company does not believe that a material loss from known matters is probable as of September 30, 2026.
8.  CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the Company’s cash, cash equivalents and debt investments (in thousands):

	September 30, 2026	December 31, 2025
Cash	$420,761	$969,628
Money market funds	76,982	129,674
Certificates of deposit	313,240	157,243
U.S. treasuries and government agency bonds	198,863	-
Corporate debt securities	81,388	-
Auction-rate securities backed by student-loan notes	-	49
Total	$1,091,234	$1,256,594

	September 30, 2026	December 31, 2025
Reported as:
Cash and cash equivalents	$560,544	$1,099,302
Short-term investments	530,690	157,243
Investments within other long-term assets	-	49
Total	$1,091,234	$1,256,594
The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of September 30, 2026 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$426,351	$426,277
Due in 1 - 5 years	104,413	104,413
Total	$530,764	$530,690
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following tables detail the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

	September 30, 2026
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$76,982	$76,982	$-
Corporate debt securities	62,801	-	62,801
Short-term investments:
Certificates of deposit	313,240	-	313,240
U.S. treasuries and government agency bonds	198,863	-	198,863
Corporate debt securities	18,587	-	18,587
Investments within other long-term assets:
Mutual funds and money market funds under deferred compensation plan	80,912	80,912	-
Total	$751,385	$157,894	$593,491

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,674	$129,674	$-	$-
Short-term investments:
Certificates of deposit	157,243	-	157,243	-
Investments within other long-term assets:
Auction-rate securities backed by student-loan notes	49	-	-	49
Mutual funds and money market funds under deferred compensation plan	75,484	75,484	-	-
Total	$362,450	$205,158	$157,243	$49
10.  DEFERRED COMPENSATION PLAN
The following table summarizes the deferred compensation plan balances on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Deferred compensation plan asset components:
Cash surrender value of corporate-owned life insurance policies	$34,415	$31,612
Fair value of mutual funds and money market funds	80,912	75,484
Total	$115,327	$107,096

Deferred compensation plan assets reported in:
Other long-term assets	$115,327	$107,096

Deferred compensation plan liabilities reported in:
Accrued compensation and related benefits	$5,068	$3,707
Other long-term liabilities	108,246	103,954
Total	$113,314	$107,661
11.  OTHER INCOME, NET
The components of other income, net, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$7,053	$8,338	$23,316	$20,078
Gain (loss) on deferred compensation plan investments	(355)	3,793	6,988	8,023
Other	2,238	(1,739)	2,497	(358)
Total	$8,936	$10,392	$32,801	$27,743
12.  INCOME TAXES
The income tax expense for the three and nine months ended September 30, 2026 was $95.6 million and $213.9 million, respectively, or an effective tax rate of 26.1% and 22.9%, respectively. The income tax expense for the three and nine months ended September 30,

2025 was $25.8 million and $106.6 million, respectively, or an effective tax rate of 12.6% and 19.2%, respectively. The increase in rates from the comparable periods was primarily due to tax adjustments resulting from the U.S. federal tax law changes enacted in 2025 that reduced the effective tax rate for that year.
13.  STOCKHOLDERS’ EQUITY
Cash Dividend Program
The Company has a dividend program approved by its Board of Directors, pursuant to which the Company intends to pay quarterly cash dividends on its common stock. The Board of Directors declared the following cash dividends for the periods presented (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend declared per share	$2.00	$1.56	$6.00	$4.68
Total amount	$97,627	$74,731	$294,170	$224,130
As of September 30, 2026 and December 31, 2025, accrued dividends totaled $97.6 million and $76.0 million, respectively.
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
Cash Dividend Equivalent Rights
The Company’s RSUs contain rights to receive cash dividend equivalents, which entitle employees who hold RSUs to the same dividend value per share as holders of common stock. The dividend equivalents are accumulated and paid to the employees after the underlying RSUs vest. Dividend equivalents accumulated on the underlying RSUs are forfeited if the underlying RSUs do not vest. As of September 30, 2026 and December 31, 2025, accrued dividend equivalents totaled $7.0 million and $9.4 million, respectively.
Stock Repurchase Program
In February 2025, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500.0 million of its common stock through February 2028. In addition, the Board of Directors approved an increase of the repurchase program by $500.0 million in July 2026 and again in October 2026. Shares are retired upon repurchase. The Company repurchased 362,000 and 2,000 shares of its common stock for an aggregate purchase price of $453.4 million and $2.1 million during the three months ended September 30, 2026 and 2025, respectively. The Company repurchased 365,000 and 6,000 shares of its common stock for an aggregate purchase price of $457.5 million and $4.7 million during the nine months ended September 30, 2026 and 2025, respectively.
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
These forward-looking statements generally are identified by the words “would,” “could,” “may,” “should,” “predict,” “potential,” “targets,” “continue,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “will,” and similar expressions. All forward-looking statements are based on our current outlook, expectations, estimates, projections, beliefs and plans or objectives about our business, our industry and the global economy, including our expectations regarding the potential impacts of macroeconomic factors, global economic uncertainties, including tariffs and announcements regarding same, export controls and retaliatory measures, and geopolitical tensions on the semiconductor industry and our business. These statements are not guarantees of future performance and are subject to significant risks and uncertainties. Actual events or results could differ materially and adversely from those expressed in any such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K including, in particular, in the sections entitled “Risk Factors.” Except as required by law, we disclaim any duty, and undertake no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q and entail significant risks. Readers should carefully review future reports and documents that we file from time to time with the SEC, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Unless stated otherwise or the context otherwise requires, references to the terms “Monolithic Power Systems,” “MPS,” “Registrant,” the “Company,” “we,” “our,” and “us” as used herein are references to Monolithic Power Systems, Inc. and its consolidated subsidiaries.
Overview
We are a fabless global company that provides high-performance, semiconductor-based power electronics solutions. Our mission is to reduce energy and material consumption to improve all aspects of quality of life and create a sustainable future. Founded in 1997 by our CEO Michael Hsing, we have three core strengths: deep system-level knowledge, strong semiconductor design expertise, and innovative proprietary technologies in the areas of semiconductor processes, system integration, and packaging. These combined advantages enable us to deliver reliable, compact, and monolithic solutions that are highly energy-efficient, cost-effective, and environmentally responsible, while providing a consistent return on investment to our stockholders.
We operate in the cyclical semiconductor industry. We are subject to industry downturns, but we have targeted product and market areas that we believe allow us to operate at above average industry performance levels over the long term.
We work with third parties to manufacture, assemble and test our ICs and power solutions. This has enabled us to limit our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strengths.
Following the introduction of a product, our sales cycle generally takes a number of quarters after we receive an initial customer order for a new product to ramp up. Typical supply chain lead times for orders are generally 16 to 26 weeks. These factors, combined with the fact that our customers, in most situations, can cancel or reschedule orders without incurring a significant penalty, make the forecasting of our orders, revenue and expenses difficult.
We derive most of our revenue from sales through distribution arrangements and direct sales to customers in Asia, where our products are incorporated into end-user products. Our revenue from sales to direct customers in Asia was 93% and 91% of our total revenue for the three months ended September 30, 2026 and 2025, respectively. Our revenue from sales to direct customers in Asia was 93% of our total revenue for each of the nine months ended September 30, 2026 and 2025. We believe our ability to achieve revenue growth will depend, in part, on our ability to develop new products, enter new markets, gain market share, manage litigation risk, diversify our customer base and continue to secure manufacturing capacity.

Macroeconomic Conditions and Regulations
The semiconductor industry is impacted by various macroeconomic challenges including fluctuations in consumer spending, fluctuations in demand for semiconductors, availability of goods in the supply chain, rising inflation, global tariffs and retaliatory measures and announcements regarding the same, increased interest rates, and fluctuations in currency rates. We remain cautious in light of continued challenging global macroeconomic conditions and will continue to monitor the potential impact on our operations while implementing business strategies to mitigate these challenges. The extent and duration of the direct and indirect impact of macroeconomic events on our business, results of operations and overall financial position remain uncertain and depend on future developments.
We closely monitor changes to export control laws, tariffs, trade regulations and other trade requirements. For the three months ended September 30, 2026 and through the date we filed this Quarterly Report on Form 10-Q, no restrictions or requirements have had a material impact on our revenue and operations. We believe that our diverse, agile and resilient supply chain is structured in a way to minimize the impact of tariffs; however, such restrictions or requirements can be enacted quickly and unexpectedly and could impact our business in the future. To the extent tariffs, trade regulations or retaliatory measures or announcements regarding the same that affect us are implemented, we will seek to take mitigating actions in the near- and medium-term, as necessary, but there can be no assurance we will be successful. We are committed to complying with all applicable trade laws, regulations and other requirements.
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
There have been no material changes during the nine months ended September 30, 2026 to our critical accounting estimates from the information provided in the “Critical Accounting Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The table below sets forth the data on the Condensed Consolidated Statements of Operations as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(In thousands, except percentages)
Revenue	$1,202,409	100.0%	$737,176	100.0%	$2,987,236	100.0%	$2,039,304	100.0%
Cost of revenue	536,870	44.6	330,948	44.9	1,335,562	44.7	913,830	44.8
Gross profit	665,539	55.4	406,228	55.1	1,651,674	55.3	1,125,474	55.2
Operating expenses:
Research and development	140,581	11.7	98,173	13.3	359,765	12.1	286,666	14.1
Selling, general and administrative	167,271	13.9	112,872	15.3	389,176	13.1	310,108	15.2
Total operating expenses	307,852	25.6	211,045	28.6	748,941	25.2	596,774	29.3
Operating income	357,687	29.8	195,183	26.5	902,733	30.1	528,700	25.9
Other income, net	8,936	0.7	10,392	1.4	32,801	1.2	27,743	1.4
Income before income taxes	366,623	30.5	205,575	27.9	935,534	31.3	556,443	27.3
Income tax expense	95,556	8.0	25,809	3.5	213,943	7.2	106,616	5.2
Net income	$271,067	22.5%	$179,766	24.4%	$721,591	24.1%	$449,827	22.1%

Revenue
The following table summarizes our revenue by end market for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
End Market	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
	(In thousands, except percentages)
Enterprise Data	$506,747	42.1%	$191,482	26.0%	$1,150,131	38.5%	$468,370	23.0%
Storage and Computing	192,164	16.0	186,572	25.3	566,388	19.0	570,403	28.0
Automotive	180,702	15.0	151,540	20.6	490,116	16.4	441,576	21.7
Communications	187,440	15.6	79,868	10.8	430,468	14.4	225,322	11.1
Consumer	63,976	5.3	72,399	9.8	175,321	5.9	189,009	9.2
Industrial	71,380	6.0	55,315	7.5	174,812	5.8	144,624	7.0
Total	$1,202,409	100.0%	$737,176	100.0%	$2,987,236	100.0%	$2,039,304	100.0%
Revenue for the three months ended September 30, 2026 was $1,202.4 million, an increase of $465.2 million, or 63.1%, from $737.2 million for the three months ended September 30, 2025. The increase in revenue was primarily due to increased demand for products serving our enterprise data, communications and automotive end markets. In addition, a higher product mix of power solutions, which carry higher average selling prices than discrete ICs, also contributed to the increase in year over year revenue.
For the three months ended September 30, 2026, revenue for the enterprise data end market increased $315.3 million, or 164.6%, from the same period in 2025. This increase was primarily due to higher sales of power management solutions for artificial intelligence (“AI”) and server applications. For the three months ended September 30, 2026, automotive end market revenue of $180.7 million increased $29.2 million, or 19.2%, from the same period in 2025 due to higher sales of applications supporting advanced driver assistance systems. For the three months ended September 30, 2026, communications end market revenue of $187.4 million increased $107.6 million, or 134.7%, from the same period in 2025 primarily due to higher sales of power solutions for optical modules and switches.
Revenue for the nine months ended September 30, 2026 was $2,987.2 million, an increase of $947.9 million, or 46.5%, from $2,039.3 million for the nine months ended September 30, 2025. The increase in revenue was primarily due to increased demand for products serving our enterprise data, communications and automotive end markets. In addition, a higher product mix of power solutions, which carry higher average selling prices than discrete ICs, also contributed to the increase in year over year revenue.
For the nine months ended September 30, 2026, revenue for enterprise data end market increased $681.8 million, or 145.6%, from the same period in 2025. This increase was primarily due to higher sales of power management solutions for AI and server applications. For the nine months ended September 30, 2026, automotive end market revenue of $490.1 million increased $48.5 million, or 11.0%, from the same period in 2025 primarily due to higher sales of applications supporting advanced driver assistance systems, infotainment and lighting systems. For the nine months ended September 30, 2026, communications end market revenue of $430.5 million increased $205.1 million, or 91.0%, from the same period in 2025 primarily due to higher sales of power solutions for optical modules and switches.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs incurred to manufacture, assemble and test our products, as well as warranty costs, inventory-related and other overhead costs, and stock-based compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Cost of revenue	$536,870	$330,948	$1,335,562	$913,830
As a percentage of revenue	44.6%	44.9%	44.7%	44.8%
Gross profit	$665,539	$406,228	$1,651,674	$1,125,474
Gross margin	55.4%	55.1%	55.3%	55.2%
Cost of revenue was $536.9 million, or 44.6% of revenue, for the three months ended September 30, 2026, and $330.9 million, or 44.9% of revenue, for the three months ended September 30, 2025. The $206.0 million increase in cost of revenue was primarily driven by higher shipment volume and increased product mix of power solutions, which carry higher average costs than discrete ICs.
Gross margin was 55.4% for the three months ended September 30, 2026, compared with 55.1% for the three months ended September 30, 2025. The increase in gross margin was mainly driven by product mix.
Cost of revenue was $1,335.6 million, or 44.7% of revenue, for the nine months ended September 30, 2026, and $913.8 million, or 44.8% of revenue, for the nine months ended September 30, 2025. The $421.8 million increase in cost of revenue was primarily driven by higher shipment volume and increased product mix of power solutions, which carry higher average costs than discrete ICs.
Gross margin was 55.3% for the nine months ended September 30, 2026, compared with 55.2% for the nine months ended September 30, 2025.
Research and Development
R&D expenses primarily consist of cash-based compensation and benefits, stock-based compensation and deferred compensation for design and product engineers, expenses related to new product development and supplies, and facilities costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
R&D expenses	$140,581	$98,173	$359,765	$286,666
As a percentage of revenue	11.7%	13.3%	12.1%	14.1%
R&D expenses were $140.6 million, or 11.7% of revenue, for the three months ended September 30, 2026, and $98.2 million, or 13.3% of revenue, for the three months ended September 30, 2025. The $42.4 million increase in R&D expenses was primarily due to a $21.7 million increase in cash-based compensation and benefits, an $11.8 million increase in stock-based compensation, and a $3.3 million increase in new product development expenses.
R&D expenses were $359.8 million, or 12.1% of revenue, for the nine months ended September 30, 2026, and $286.7 million, or 14.1% of revenue, for the nine months ended September 30, 2025. The $73.1 million increase in R&D expenses was primarily due to a $37.2 million increase in cash-based compensation and benefits, an $11.4 million increase in stock-based compensation, an $8.9 million increase in new product development expenses, and a $4.1 million increase in laboratory and other supplies.

Selling, General and Administrative
SG&A expenses primarily include cash-based compensation and benefits, stock-based compensation and deferred compensation for sales, marketing and administrative personnel, travel expenses, facilities costs, third-party service fees and legal expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
SG&A expenses	$167,271	$112,872	$389,176	$310,108
As a percentage of revenue	13.9%	15.3%	13.1%	15.2%
SG&A expenses were $167.3 million, or 13.9% of revenue, for the three months ended September 30, 2026, and $112.9 million, or 15.3% of revenue, for the three months ended September 30, 2025. The $54.4 million increase in SG&A expenses was primarily driven by a $31.7 million increase in stock-based compensation, a $10.9 million increase in cash-based compensation and benefits, and a $9.3 million increase in legal expenses.
SG&A expenses were $389.2 million, or 13.1% of revenue, for the nine months ended September 30, 2026, and $310.1 million, or 15.2% of revenue, for the nine months ended September 30, 2025. The $79.1 million increase in SG&A expenses was primarily driven by a $32.3 million increase in cash-based compensation and benefits, a $13.9 million increase in stock-based compensation, and a $19.4 million increase in legal expenses.
Other Income, Net
Other income, net, was $8.9 million for the three months ended September 30, 2026, compared with $10.4 million for the three months ended September 30, 2025. Other income, net, was $32.8 million for the nine months ended September 30, 2026, compared with $27.7 million for the nine months ended September 30, 2025.
Income Tax Expense
The income tax expense for the three and nine months ended September 30, 2026 was $95.6 million and $213.9 million, respectively, or an effective tax rate of 26.1% and 22.9%, respectively. The income tax expense for the three and nine months ended September 30, 2025 was $25.8 million and $106.6 million, respectively, or an effective tax rate of 12.6% and 19.2%, respectively. The increase in rates from the comparable periods was primarily due to tax adjustments resulting from the U.S. federal tax law changes enacted in 2025 that reduced the effective tax rate for that year.

Liquidity and Capital Resources

	September 30,	December 31,
	2026	2025
	(In thousands, except percentages)
Cash and cash equivalents	$560,544	$1,099,302
Short-term investments	530,690	157,243
Total cash, cash equivalents and short-term investments	$1,091,234	$1,256,545
Percentage of total assets	23.4%	30.0%

Total current assets	$2,371,770	$2,183,802
Total current liabilities	(640,654)	(369,365)
Working capital	$1,731,116	$1,814,437
As of September 30, 2026, we had cash and cash equivalents of $560.5 million and short-term investments of $530.7 million, compared with cash and cash equivalents of $1,099.3 million and short-term investments of $157.2 million as of December 31, 2025. As of September 30, 2026, $349.2 million of cash and cash equivalents and $313.2 million of short-term investments were held by our foreign subsidiaries. For the nine months ended September 30, 2026, we repatriated $625.0 million from certain foreign subsidiaries to the U.S. with minimal tax impact. We anticipate that earnings from other foreign subsidiaries will continue to be indefinitely reinvested.
Summary of Cash Flows
The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$768,074	$733,292
Net cash used in investing activities	(585,141)	(145,718)
Net cash used in financing activities	(727,444)	(208,567)
Effect of change in exchange rates	5,746	10,445
Net increase (decrease) in cash, cash equivalents and restricted cash	$(538,765)	$389,452
For the nine months ended September 30, 2026, the $34.8 million increase in net cash provided by operating activities, compared to the same period in 2025, was primarily due to increased cash collections from sales, partially offset by increased inventory purchases and other changes in working capital.
For the nine months ended September 30, 2026, the $439.4 million increase in net cash used in investing activities, compared to the same period in 2025, was primarily due to $357.0 million higher net purchases of investments and $91.6 million higher net purchases of property and equipment.
For the nine months ended September 30, 2026, the $518.9 million increase in net cash used in financing activities, compared to the same period in 2025, was primarily due to an increase of $451.8 in repurchases of common stock and an increase of $68.0 million in dividend and dividend equivalent payments.
Cash Requirements
Although consequences of economic uncertainties and macroeconomic conditions, including tariffs and retaliatory measures and announcements regarding the same, and many other factors could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe that our balances of cash, cash equivalents and short-term investments of $1,091.2 million as of September 30, 2026, along with cash generated by ongoing operations, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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
As of September 30, 2026, total estimated future unconditional purchase commitments to all suppliers and other parties were $767.3 million, of which $730.1 million was due within a year.
Capital Return to Stockholders
In February 2025, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. In July 2026, our Board of Directors increased the authorized amount of the repurchase program by an additional $500.0 million. We repurchased 362,000 and 365,000 shares of our common stock for an aggregate purchase price of $453.4 million and $457.5 million during the three and nine months ended September 30, 2026. As of September 30, 2026, $535.9 million remained available for future repurchases under the program.
We currently have a dividend program approved by our Board of Directors, pursuant to which we intend to pay quarterly cash dividends on our common stock. Based on our historical practice, stockholders of record as of the last business day of the quarter are entitled to receive the quarterly cash dividends when and if declared by the Board of Directors, which are payable to the stockholders in the following month. As of September 30, 2026, accrued dividends totaled $97.6 million.
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

Other Long-Term Obligations
Other long-term obligations primarily include deferred compensation plan liabilities and accrued dividend equivalents. As of September 30, 2026, these obligations totaled $111.5 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. During the three and nine months ended September 30, 2026, there were no material changes or developments that would have materially altered, or were reasonably likely to materially alter, the market risk assessment performed as of December 31, 2025.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, and due to the finding of the material weakness described below, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, during the year-end financial reporting process for fiscal year 2025, a material weakness was identified in internal control over financial reporting related to the accounting for deferred income taxes. We engaged third-party tax service providers in connection with the original determination of the accounting for deferred income taxes associated with a one-time tax incentive granted by a certain foreign jurisdiction. Nevertheless, the internal controls in place with respect to the review of the calculation of deferred income taxes and the related income tax expense (benefit) were not designed appropriately or operating effectively as of December 31, 2025. The material weakness in internal control over financial reporting was not remediated as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation measures related to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are a party to actions and proceedings in the ordinary course of business, including challenges to the enforceability or validity of our intellectual property, claims that our products infringe on the intellectual property rights of others, and employment matters. We are also subject to litigation initiated by our stockholders. These proceedings often involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. We defend ourselves vigorously against any such claims. Based on current information and management assessment, we do not believe that a material loss from known matters is probable as of September 30, 2026.

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
In February 2025, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million of our common stock through February 2028. In July 2026, our Board of Directors increased the authorized amount of the repurchase program by an additional $500.0 million. Shares are retired upon repurchase. We repurchased 362,000 shares of our common stock for an aggregate purchase price of $453.4 million during the three months ended September 30, 2026.
The following table represents details of our stock repurchase transactions during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
July 1, 2026 - July 31, 2026	1	$1,318.15	1	$988,527
August 1, 2026 - August 31, 2026	116	$1,335.54	116	$833,495
September 1, 2026 - September 30, 2026	245	$1,211.36	245	$535,885
Total	362	$1,251.32	362

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
The following table summarizes the termination of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2026:

Name and Title	Termination Date	Original Plan Duration	Intended Sale Amount (in shares)	Sold Amount (in shares)
Deming Xiao, Executive Vice President, Global Operations	August 4, 2026	Through May 19, 2027	Up to 80,000	-
Maurice Sciammas, Executive Vice President, Worldwide Sales and Marketing	August 4, 2026	Through December 31, 2026	Up to 42,000	27,000
Michael Hsing, President, Chief Executive Officer and Director	September 28, 2026	Through May 29, 2027	Up to 60,000	30,000
During the three months ended September 30, 2026, no trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted or modified. During the three months ended September 30, 2026, our executive officers were granted equity awards (including the 2026 Executive MPSUs) containing mandatory “sell to cover” provisions upon vesting for applicable tax withholding. No other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

MONOLITHIC POWER SYSTEMS, INC.

Dated: November 3, 2026
	By:	/s/ Tony Balow
Tony Balow
Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: November 3, 2026
	By:	/s/ Robert Dean
Robert Dean
Vice President, Chief Accounting Officer
(Duly Authorized Officer and Principal
Accounting Officer)